Form 10-Q
period 2013-06-30
American Realty Capital Healthcare Trust II, Inc.
filed 2013-08-12
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-184677
American Realty Capital Healthcare Trust II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2013, the registrant had 2,201,762 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$409	$—
Buildings, fixtures and improvements	6,047	—
Acquired intangible lease assets	910	—
Total real estate investments, at cost	7,366	—
Less accumulated depreciation and amortization	(16)	—
Total real estate investments, net	7,350	—
Cash	17,050	3
Receivable for sale of common stock	1,558	—
Prepaid expenses and other assets	40	—
Deferred costs	—	807
Total assets	$25,998	$810

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$1,208	$625
Deferred rent and other liabilities	48	—
Distributions payable	118	—
Total liabilities	1,374	625

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,216,746 and 8,888 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	12	—
Additional paid-in capital	24,924	200
Accumulated deficit	(312)	(15)
Total stockholders' equity	24,624	185
Total liabilities and stockholders' equity	$25,998	$810

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Revenues:
Rental income	$26	$26
Operating expense reimbursement	1	1
Total revenues	27	27

Expenses:
Property operating	1	1
Acquisition and transaction related	118	118
General and administrative	8	55
Depreciation and amortization	16	16
Total expenses	143	190
Net loss	$(116)	$(163)
Comprehensive loss	$(116)	$(163)

Basic and diluted weighted average shares outstanding	379,911	195,425
Basic and diluted net loss per share	$(0.31)	$(0.83)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	8,888	$—	$200	$(15)	$185
Issuance of common stock	1,203,487	12	29,728	—	29,740
Common stock offering costs, commissions and dealer manager fees	—	—	(5,020)	—	(5,020)
Common stock issued through distribution reinvestment plan	372	—	9	—	9
Share-based compensation	3,999	—	7	—	7
Distributions declared	—	—	—	(134)	(134)
Net loss	—	—	—	(163)	(163)
Balance, June 30, 2013	1,216,746	$12	$24,924	$(312)	$24,624

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended
June 30, 2013
Cash flows from operating activities:
Net loss	$(163)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13
Amortization of intangibles	3
Share-based compensation	7
Changes in assets and liabilities:
Prepaid expenses and other assets	(40)
Accounts payable and accrued expenses	100
Deferred rent and other liabilities	48
Net cash used in operating activities	(32)
Cash flows from investing activities:
Investment in real estate and other assets	(7,366)
Net cash used in investing activities	(7,366)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,182
Payments of offering costs and fees related to common stock issuances	(3,633)
Distributions paid	(7)
Advances from affiliate, net	(97)
Net cash provided by financing activities	24,445
Net change in cash	17,047
Cash, beginning of period	3
Cash, end of period	$17,050

Supplemental Disclosures:
Cash paid for taxes	$1

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$9
Reclassification of deferred offering costs to equity	807

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
On April 12, 2013, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. As of June 30, 2013, the Company had 1.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $29.9 million. As of June 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $30.3 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until a date within six months following the Company's acquisition of at least $2.0 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share, which is 95% of the initial offering price in the IPO. Within six months following the Company's acquisition of at least $2.0 billion in total portfolio assets, (i) the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") as determined by American Realty Capital Healthcare II Advisors, LLC (the "Advisor") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter, or per share NAV, and (ii) applicable commissions and fees will be added to the per share purchase price for shares offered in the IPO but not the DRIP. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
The Company was formed to primarily acquire a diversified portfolio of real estate properties, focusing primarily on building a portfolio of healthcare-related assets, including medical office buildings, senior housing and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of June 30, 2013, the Company owned two properties consisting of 30,488 rentable square feet, which were 100.0% leased, with a weighted average remaining lease term of 10.4 years.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), expects to contribute $2,020 to the OP in exchange for 90 OP units, which will represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which, they are related parties, and each of which will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive compensation, fees and expense reimbursements during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012, and for the period from October 15, 2012 (date of inception) to December 31, 2012, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2013 other than the updates described below.
Development Stage Company
On April 12, 2013, the Company raised proceeds sufficient to break general escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum offering amount in the IPO of $2.0 million, broke general escrow and issued shares of common stock to the Company's initial investors who were admitted as stockholders of the Company. The Company acquired its first property and commenced real estate operations on May 10, 2013, and, as of such date, is no longer considered to be a development stage company.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the six months ended June 30, 2013:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2013
Real estate investments, at cost:
Land	$409
Buildings, fixtures and improvements	6,047
Total tangible assets	6,456
Acquired intangibles:
In-place leases	910
Total assets acquired, net	7,366
Cash paid for acquired real estate investments	$7,366
Number of properties purchased	2
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2013, had been consummated on October 15, 2012 (date of inception). Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expense of $0.1 million from the six months ended June 30, 2013.

Six Months Ended
(In thousands)	June 30, 2013
Pro forma revenues	$313
Pro forma net income	$44
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 — December 31, 2013	$286
2014	572
2015	572
2016	572
2017	585
Thereafter	3,385
$5,972
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of June 30, 2013:

June 30,
Tenant	2013
Adena Health System	72.6%
Fresenius Medical Care AG & Co. KGaA	27.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of June 30, 2013:

June 30,
State	2013
Alabama	27.4%
Ohio	72.6%
Note 4 — Common Stock
The Company had 1.2 million and 8,888 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $29.9 million and $0.2 million, including proceeds from shares issued pursuant to the DRIP, as of June 30, 2013 and December 31, 2012, respectively.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0046575343 per day based on a price of $25.00 per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. As of June 30, 2013, no shares of common stock have been repurchased or requested to be repurchased. The Company will fund repurchases from proceeds from the sale of common stock pursuant to the DRIP.
Note 5 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 6 — Related Party Transactions and Arrangements
As of June 30, 2013 and December 31, 2012, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2013 and December 31, 2012, the Company had $0.3 million and $0.4 million payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of expenses absorbed by the Advisor.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three and Six Months Ended	Payable as of
(In thousands)	June 30, 2013	June 30, 2013	December 31,
Total commissions and fees incurred from the Dealer Manager	$2,745	$138	$—
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of June 30, 2013 and were included in deferred offering costs as of December 31, 2012. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three and Six Months Ended	Payable as of
(In thousands)	June 30, 2013	June 30, 2013	December 31,
Fees and expense reimbursements from the Advisor and Dealer Manager	$715	$444	$—
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $1.7 million.
After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of June 30, 2013, cumulative offering costs were $5.0 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2013.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advance for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
For its asset management services, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP ("Class B Units") in an amount equal to the excess of the cost of the Company's assets multiplied by 0.1875% less any amounts payable as an oversight fee (as described below) divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. However, if the amounts payable as an oversight fee for such quarter exceed the amount of the cost of the Company's assets multiplied by 0.1875% for such quarter (an excess oversight fee), no Class B Units shall be issued for such quarter and the excess oversight fee shall be carried forward to the next succeeding calendar quarter and included with and treated as amounts payable as an oversight fee for such quarter for purposes of determining the amount of restricted Class B Units issuable for that quarter. In addition, the sum of the cost of the Company's assets multiplied by 0.1875% for a calendar year plus the amounts payable as an oversight fee for such calendar year, shall not be less than 0.75% of the cost of assets for such calendar year. The Advisor will be entitled to receive distributions on the vested and unvested Class B units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock; such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units shall not be convertible into unrestricted Class B Units until such time as the adjusted market value of the OP's assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. As of June 30, 2013, the Company's board of directors had not approved the issuance of any Class B Units in connection with this arrangement.
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
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations.  Strategic advisory fees are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three and Six Months Ended		Payable as of
	June 30, 2013		June 30,	December 31,
(In thousands)	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$84	$—	$—	$—
Financing coordination fees	—	—	—	—
Other expense reimbursements	—	—	—	—
Ongoing fees:
Property management and leasing fees	—	—	—	—
Strategic advisory fees	28	—	28	—
Total related party operation fees and reimbursements	$112	$—	$28	$—
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2013. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

Three and Six Months Ended
(In thousands)	June 30, 2013
Property operating expenses absorbed	$—
General and administrative expenses absorbed	177
Total expenses absorbed (1)	$177
_________________
(1) The Company had a receivable from affiliates of $0.2 million as of June 30, 2013 related to absorbed general and administrative expenses. As of December 31, 2012, there was no such receivable.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three and six months ended June 30, 2013.
If the common stock of the Company is listed on a national exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three and six months ended June 30, 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net proceeds and the subordinated listing distribution.
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
Note 7 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 8 — Share-Based Compensation
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2013, there were 3,999 unvested restricted shares issued to independent directors under the RSP at $22.50 per share. There were no such restricted shares outstanding as of December 31, 2012. The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $7,000 during the three and six months ended June 30, 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and six months ended June 30, 2013.
Note 9 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss (in thousands)	$(116)	$(163)
Basic and diluted weighted average shares outstanding	379,911	195,425
Basic and diluted net loss per share	$(0.31)	$(0.83)
The Company had the following common share equivalents as of June 30, 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

June 30, 2013
Unvested restricted stock	3,999
Note 10 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of July 31, 2013, the Company had 2.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $54.4 million. As of July 31, 2013, the aggregate value of all share issuances was $54.9 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2013	July 1, 2013 to July 31, 2013	Total
Common stock	$29,949	$24,489	$54,438

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from July, 1 2013 to August 12, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, June 30, 2013	2	30,488	$7,366
Acquisitions	2	45,460	18,109
Total portfolio, August 12, 2013	4	75,948	$25,475
________________________
(1)    Contract purchase price, excluding acquisition related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust II, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust II, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare Trust II Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare II Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Within six months following our acquisition of $2.0 billion in total portfolio assets, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for our shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO"), which commenced on February 14, 2013, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
Organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are not established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

•
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of June 30, 2013, we only own two properties and therefore, have limited diversification.
Overview
We were incorporated on October 15, 2012 as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On February 14, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On April 12, 2013, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of June 30, 2013, we had 1.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $29.9 million. As of June 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $30.3 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until a date within six months following our acquisition of at least $2.0 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Within six months following our acquisition of at least $2.0 billion in total portfolio assets, (i) the per share purchase price will vary quarterly and will be equal to the NAV, as determined by the Advisor, divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter, or per share NAV and (ii) applicable commissions and fees will be added to the per share purchase price for shares offered in the IPO but not the DRIP. We reserve the right to reallocate shares we are offering between the IPO and the DRIP.
We were formed to acquire a diversified portfolio of real estate properties, focusing primarily on building a portfolio of healthcare-related assets, including medical office buildings, senior housing and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of June 30, 2013, the Company owned two properties consisting of 30,488 rentable square feet, which were 100.0% leased, with a remaining lease term of 10.4 years.

Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), a wholly owned entity of American Realty Capital VII, LLC (the "Sponsor"), expects to contribute $2,020 to the OP in exchange for 90 OP units, which will represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. The Advisor is our affiliated external advisor, which we have retained to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which, they are related parties, and each of which will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during our offering, acquisition, operational and liquidation stages.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.
Revenue Recognition
Our rental income is primarily related to rent received from tenants, which are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. We defer the revenue related to lease payments received from tenants in advance of their due dates. Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 10 to 11 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
Properties
The Company acquires and operates healthcare-related properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties as of June 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Fresenius Dialysis Center	May 2013	1	5,564	100.0%	9.7	$1,920
Adena Health Center	Jun. 2013	1	24,924	100.0%	10.7	5,446
		2	30,488	100.0%	10.4	$7,366
_______________________________

(1)	Remaining lease term in years as of June 30, 2013, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on October 15, 2012. We purchased our first property and commenced our real estate operations in May 2013.
Rental Income
Rental income for the three and six months ended June 30, 2013 was approximately $26,000. As of June 30, 2013, we owned two properties, which were 100.0% leased with annualized rental income of $0.6 million and a weighted average remaining lease term of 10.4 years.
Operating Expense Reimbursement and Property Operating Expenses
Operating expense reimbursement and property operating expense were approximately $1,000 for the three and six months ended June 30, 2013. The leases to our tenants are net whereby the tenants are required to directly pay or reimburse us for operating expenses, in addition to base rent.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.1 million for the three and six months ended June 30, 2013, related to our acquisition of two properties with an aggregate purchase price of $7.4 million.
General and Administrative Expenses
General and administrative expenses for the three and six months ended June 30, 2013 of approximately $8,000 and $0.1 million, respectively, primarily included board member compensation, insurance expense and professional fees. General and administrative expense also reflects absorbed costs of $0.2 million by our Advisor during the three and six months ended June 30, 2013.

Depreciation and Amortization Expenses
Depreciation and amortization expenses of approximately $16,000 for the three and six months ended June 30, 2013, related to our acquisition of two properties with an aggregate purchase price of $7.4 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash used in operating activities was approximately $32,000. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2013 includes $0.1 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.1 million (net loss of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $23,000) and an increase in prepaid expenses of $40,000 related to insurance. These cash outflows were partially offset by cash inflows that consisted of an increase in accounts payable and accrued expenses of $0.1 million related to professional fees and deferred rent of $48,000.
The net cash used in investing activities during the six months ended June 30, 2013 of $7.4 million related to the acquisition of two properties with an aggregate purchase price of $7.4 million.
Net cash provided by financing activities of $24.4 million during the six months ended June 30, 2013 related to proceeds, net of receivables, from the issuance of common stock of $28.2 million and net advances from affiliates of $0.1 million, partially offset by payments related to offering costs of $3.6 million and approximately $7,000 in distributions paid to stockholders.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to $1.7 billion in shares of our common stock, $0.01 par value per share, until the first quarter following our acquisition of at least $2.0 billion in total portfolio assets, at $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Following the quarter after the quarter in which we have acquired at least $2.0 billion in total portfolio assets, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.
On April 12, 2013, we received and accepted aggregate subscriptions in excess of minimum offering amount of $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We acquired our first property and commenced real estate operations in May 2013. As of June 30, 2013, we owned two properties with an aggregate purchase price of $7.4 million. As of June 30, 2013, we had 1.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $29.9 million.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt proceeds, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from secured mortgage financings.  Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2013, we had not obtained any debt financing.
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
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2013, no shares of common stock have been repurchased or requested to be repurchased.
As of June 30, 2013, we had cash of $17.1 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
On August 6, 2013, our board of directors approved the potential acquisition of a regional headquarters for UnitedHealthcare Services, Inc., a wholly owned subsidiary of UnitedHealth Group, for a base purchase price of $41.9 million, exclusive of closing costs. Pursuant to the terms of the purchase and sale agreement, our obligation to close upon the acquisition is subject to certain conditions customary to closing. Although we believe that the acquisition of the property is probable, there can be no assurance that the acquisition will be consummated.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended June 30, 2013. We did not have FFO or MFFO prior to the quarter ended June 30, 2013, because we did not purchase our first property and commence real estate operations until May 2013.

Three Months Ended
(In thousands)	June 30, 2013
Net loss (in accordance with GAAP)	$(116)
Depreciation and amortization	16
FFO	(100)
Acquisition fees and expenses (1)	118
Straight-line rent (2)	(1)
MFFO	$17
______________________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.
Distributions
On April 9, 2013, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0046575343 per day based on a price of $25.00 per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended June 30, 2013, distributions paid to common stockholders totaled approximately $16,000, inclusive of approximately $9,000 of distributions issued under the DRIP. During the three months ended June 30, 2013, cash used to pay distributions was generated from proceeds from the issuance of common stock and common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended
	June 30, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$7
Distributions reinvested	9
Total distributions	$16

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%
Proceeds from issuance of common stock	7	43.7%
Common stock issued under the DRIP / offering proceeds	9	56.3%
Proceeds from financings	—	—%
Total source of distribution coverage	$16	100.0%

Cash flows used in operations (GAAP basis) (1)	$(32)
Net loss (in accordance with GAAP)	$(116)
______________________________
(1) Cash flows used in operations for the three months ended June 30, 2013 reflect acquisition and transaction related expenses of $0.1 million.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through June 30, 2013:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	June 30, 2013
Distributions paid:
Common stockholders in cash	$7
Common stockholders pursuant to DRIP/offering proceeds	9
Total distributions paid	$16

Reconciliation of net loss:
Revenues	$27
Acquisition and transaction related	(118)
Depreciation and amortization	(16)
Other operating expenses	(71)
Net loss (in accordance with GAAP) (1)	$(178)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify, and continue to qualify, for taxation as a REIT, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock in our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 6 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of June 30, 2013, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-184677), as amended from time to time. The following additional risk factors should be considered regarding our potential risks and uncertainties:
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows used in operations were $(32,000) for the six months ended June 30, 2013. During the six months ended June 30, 2013, we paid distributions of approximately $16,000, of which approximately $7,000, or 43.7%, was funded from proceeds from the issuance of common stock and approximately $9,000, or 56.3%, was funded from proceeds from common stock issued under the DRIP. During the six months ended June 30, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $0.1 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2013, there would have been $0.1 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
We rely significantly on two major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of June 30, 2013, the following two major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•Athena Health System, represented 72.6% of total annualized rental income on a straight-line basis; and
•Fresenius Medical Care AG & Co., KGaA, represented 27.4% of total annualized rental income on a straight-line basis.

Therefore, the financial failure of either tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in either tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Our property portfolio has a high concentration of properties in Ohio and Alabama. Our properties may be adversely affected by economic cycles and risks inherent to Ohio and/or Alabama.

As of June 30, 2013, approximately 73% and 27% of total annualized rental income on a straight-line basis from our property portfolio comes from properties located in Ohio and Alabama, respectively. Any adverse situation that disproportionately affects Ohio and Alabama, may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in Ohio or Alabama could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in Ohio and Alabama include:

•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•increased telecommuting and use of alternative work places;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted; and
•increased insurance premiums.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2013.
On February 14, 2013 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.7 billion of common stock, consisting of up to 68.0 million shares, pursuant to the Registration Statement on Form S-11 (File No. 333-184677) (the "Registration Statement") initially filed on October 31, 2012 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on February 14, 2013, also covers 14.7 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2013, we have issued 1.2 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $29.9 million of offering proceeds, including proceeds from shares issued pursuant to the DRIP. On April 12, 2013, we received and accepted aggregate subscriptions in excess of minimum $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Selling commissions and dealer manager fees	$2,745
Other offering costs	2,275
Total offering costs	$5,020
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Total commissions paid to the Dealer Manager	$2,745
Less:
Commissions to participating brokers	(1,832)
Reallowance to participating broker dealers	(215)
Net to the Dealer Manager	$698

As of June 30, 2013, we have incurred $5.0 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. As of June 30, 2013, cumulative offering costs included $0.7 million of offering costs reimbursements incurred from the Advisor and Dealer Manager. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2013. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $24.9 million at June 30, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2013, we have used the net proceeds from our IPO to purchase two properties with an aggregate purchase price of $7.4 million.
We did not repurchase any of our securities during the six months ended June 30, 2013.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.9 *	Agreement for Purchase and Sale of Real Property by and between American Realty Capital VII, LLC and VETS Development LLC
10.10 *	Agreement for Purchase and Sale of Real Property by and between American Realty Capital V, LLC and Ouachita Medical Properties, L.C.
10.11 *
Second Amendment to Advisory Agreement, dated as of May 15, 2013, by and among American Realty Capital Healthcare Trust II, Inc., American Realty Capital Healthcare Trust II Operating Partnership, L.P. and American Realty Capital Healthcare II Advisors, LLC

10.12 *	Letter Agreement for Purchase and Sale of Real Property, dated as of May 21, 2013, by and between American Realty Capital V, LLC and Ouachita Medical Properties, L.C.
10.13 *	Letter Agreement for Purchase and Sale of Real Property, dated as of June 20, 2013, by and between American Realty Capital V, LLC and Ouachita Medical Properties, L.C.
10.14 *
Letter Agreement for Purchase and Sale of Real Property, dated as of June 24, 2013, by and between American Realty Capital V, LLC, as assigned to ARHC OCWMNLA01, LLC, and Ouachita Medical Properties, L.C.

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith