Form 10-Q
period 2013-09-30
American Realty Capital Healthcare Trust II, Inc.
filed 2013-11-13
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 4,952,489 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$2,279	$—
Buildings, fixtures and improvements	34,291	—
Acquired intangible lease assets	5,416	—
Total real estate investments, at cost	41,986	—
Less: accumulated depreciation and amortization	(401)	—
Total real estate investments, net	41,585	—
Cash	37,925	3
Receivable for sale of common stock	734	—
Prepaid expenses and other assets	612	—
Deferred costs	—	807
Total assets	$80,856	$810

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$611	$625
Below-market lease liability, net	60	—
Deferred rent and other liabilities	50	—
Distributions payable	472	—
Total liabilities	1,193	625

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 3,764,547 and 8,888 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	38	—
Additional paid-in capital	81,439	200
Accumulated deficit	(1,814)	(15)
Total stockholders' equity	79,663	185
Total liabilities and stockholders' equity	$80,856	$810

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues:
Rental income	$564	$590
Operating expense reimbursements	88	89
Total revenues	652	679

Expenses:
Property operating	88	89
Acquisition and transaction related	533	651
General and administrative	49	104
Depreciation and amortization	381	397
Total expenses	1,051	1,241
Net loss	$(399)	$(562)
Comprehensive loss	$(399)	$(562)

Basic and diluted weighted average shares outstanding	2,559,022	991,948
Basic and diluted net loss per share	$(0.16)	$(0.57)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	8,888	$—	$200	$(15)	$185
Issuance of common stock	3,735,445	38	92,619	—	92,657
Common stock offering costs, commissions and dealer manager fees	—	—	(11,776)	—	(11,776)
Common stock issued through distribution reinvestment plan	16,215	—	385	—	385
Share-based compensation	3,999	—	11	—	11
Distributions declared	—	—	—	(1,237)	(1,237)
Net loss	—	—	—	(562)	(562)
Balance, September 30, 2013	3,764,547	$38	$81,439	$(1,814)	$79,663

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended
September 30, 2013
Cash flows from operating activities:
Net loss	$(562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	306
Amortization of intangibles	91
Accretion of below-market lease liability and amortization of above-market lease assets, net	3
Share-based compensation	11
Changes in assets and liabilities:
Prepaid expenses and other assets	(402)
Accounts payable and accrued expenses	327
Deferred rent and other liabilities	50
Net cash used in operating activities	(176)
Cash flows from investing activities:
Investment in real estate and other assets	(41,834)
Deposits for real estate acquisitions	(210)
Net cash used in investing activities	(42,044)
Cash flows from financing activities:
Proceeds from issuance of common stock	91,923
Payments of offering costs and fees related to common stock issuances	(11,002)
Distributions paid	(380)
Advances from affiliate, net	(399)
Net cash provided by financing activities	80,142
Net change in cash	37,922
Cash, beginning of period	3
Cash, end of period	$37,925

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$385
Reclassification of deferred offering costs to equity	807

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust II, Inc. (the "Company") was incorporated on October 15, 2012 as a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On February 14, 2013, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On April 12, 2013, the Company received and accepted subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders of the Company. As of September 30, 2013, the Company had 3.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $93.2 million. As of September 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $94.0 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until a date within six months following the Company's acquisition of at least $2.0 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Within six months following the Company's acquisition of at least $2.0 billion in total portfolio assets, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") per share, as determined by American Realty Capital Healthcare II Advisors, LLC (the "Advisor"), plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
The Company was formed to primarily acquire a diversified portfolio of real estate properties, focusing primarily on building a portfolio of healthcare-related assets, including medical office buildings, senior housing and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of September 30, 2013, the Company owned six properties consisting of 112,672 rentable square feet, which were 100.0% leased, with a weighted average remaining lease term of 10.2 years.
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
September 30, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012, and for the period from October 15, 2012 (date of inception) to December 31, 2012, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2013 other than the updates described below.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the nine months ended September 30, 2013:

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2013
Real estate investments, at cost:
Land	$2,279
Buildings, fixtures and improvements	34,291
Total tangible assets	36,570
Acquired intangibles:
In-place leases	5,180
Above-market lease assets	236
Below-market lease liability	(61)
Total assets acquired, net	41,925
Other liabilities assumed	(91)
Cash paid for acquired real estate investments	$41,834
Number of properties purchased	6
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2013, had been consummated on October 15, 2012 (date of inception). Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expense of $0.7 million from the nine months ended September 30, 2013 to October 15, 2012.

Nine Months Ended
(In thousands)	September 30, 2013
Pro forma revenues	$3,178
Pro forma net income	$736
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 — December 31, 2013	$816
2014	3,301
2015	3,361
2016	3,423
2017	3,399
Thereafter	22,057
$36,357

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of September 30, 2013:

September 30,
Tenant	2013
Adena Health System	11.9%
Advocate Health and Hospitals Corporation	12.0%
HH/Killeen Health System, LLC	14.1%
IASIS Healthcare, LLC	16.9%
National Mentor Holdings, Inc.	27.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income for all properties on a straight-line basis as of September 30, 2013:

September 30,
State	2013
Colorado	27.4%
Illinois	25.3%
Louisiana	16.9%
Ohio	11.9%
Texas	14.1%
Note 4 — Common Stock
The Company had 3.8 million and 8,888 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $93.2 million and $0.2 million, including proceeds from shares issued pursuant to the DRIP, as of September 30, 2013 and December 31, 2012, respectively.
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
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. As of September 30, 2013, no shares of common stock have been repurchased or requested to be repurchased. The Company will fund repurchases from proceeds from the sale of common stock pursuant to the DRIP.
Note 5 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 6 — Related Party Transactions and Arrangements
As of September 30, 2013 and December 31, 2012, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2013 and December 31, 2012, the Company had approximately $5,000 and $0.4 million payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of expenses absorbed by the Advisor.
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

			Payable as of
	Three Months Ended	Nine Months Ended	September 30,	December 31,
(In thousands)	September 30, 2013	September 30, 2013	2013	2012
Total commissions and fees incurred from the Dealer Manager	$5,947	$8,692	$71	$—
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of September 30, 2013 and were included in deferred offering costs as of December 31, 2012. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

			Payable as of
	Three Months Ended	Nine Months Ended	September 30,	December 31,
(In thousands)	September 30, 2013	September 30, 2013	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$538	$1,253	$74	$—
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $1.2 million.
After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of September 30, 2013, cumulative offering costs were $11.8 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
For its asset management services, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP ("Class B Units") in an amount equal to the excess of the cost of the Company's assets multiplied by 0.1875% less any amounts payable as an oversight fee (as described below) divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. However, if the amounts payable as an oversight fee for such quarter exceed the amount of the cost of the Company's assets multiplied by 0.1875% for such quarter (an excess oversight fee), no Class B Units shall be issued for such quarter and the excess oversight fee shall be carried forward to the next succeeding calendar quarter and included with and treated as amounts payable as an oversight fee for such quarter for purposes of determining the amount of restricted Class B Units issuable for that quarter. In addition, the sum of the cost of the Company's assets multiplied by 0.1875% for a calendar year plus the amounts payable as an oversight fee for such calendar year, shall not be less than 0.75% of the cost of assets for such calendar year. The Advisor will be entitled to receive distributions on the vested and unvested Class B units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock; such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units shall not be convertible into unrestricted Class B Units until such time as the adjusted market value of the OP's assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. As of September 30, 2013, the Company's board of directors approved the issuance of 618 Class B Units to the Advisor in connection with this arrangement.
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
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations.  Strategic advisory fees are amortized over approximately 32 months, the estimated remaining term of the IPO and are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Payable as of
	September 30, 2013		September 30, 2013		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$457	$—	$541	$—	$—	$—
Financing coordination fees	—	—	—	—	—	—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	—	9	—	9	—	—
Strategic advisory fees	152	—	180	—	180	—
Distributions on Class B Units	—	—	—	—	—	—
Total related party operation fees and reimbursements	$609	$9	$721	$9	$180	$—
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and nine months ended September 30, 2013. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2013
Property operating expenses absorbed	$—	$—
General and administrative expenses absorbed	302	479
Total expenses absorbed (1)	$302	$479
_________________
(1) The Company had a receivable from affiliates of $0.5 million as of September 30, 2013 related to absorbed general and administrative expenses. As of December 31, 2012, there was no such receivable.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three and nine months ended September 30, 2013.
If the common stock of the Company is listed on a national exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three and nine months ended September 30, 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net proceeds and the subordinated listing distribution.
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
Note 7 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2013, there were 3,999 unvested restricted shares issued to independent directors under the RSP at $22.50 per share. There were no such restricted shares outstanding as of December 31, 2012. The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $11,000 during the three and nine months ended September 30, 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2013.
Note 9 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net loss (in thousands)	$(399)	$(562)
Basic and diluted weighted average shares outstanding	2,559,022	991,948
Basic and diluted net loss per share	$(0.16)	$(0.57)
The Company had the following common share equivalents as of September 30, 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

September 30, 2013
Unvested restricted stock	3,999
Class B units	618
Total common share equivalents	4,617
Note 10 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2013, the Company had 5.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $122.7 million. As of October 31, 2013, the aggregate value of all share issuances was $123.7 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2013	October 1, 2013 to October 31, 2013	Total
Common stock	$93,242	$29,478	$122,720

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2013 to October 31, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, September 30, 2013	6	112,672	$41,925
Acquisitions	1	21,603	4,300
Portfolio, October 31, 2013	7	134,275	$46,225
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

•
Within six months following our acquisition of $2.0 billion in total portfolio assets, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

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

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets, which may cause the value of an investment in us to vary more widely with the performance of specific assets.

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

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

•
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of September 30, 2013, we only own six properties and therefore, have limited diversification.
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
On April 12, 2013, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke general escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of September 30, 2013, we had 3.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $93.2 million. As of September 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $94.0 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until a date within six months following our acquisition of at least $2.0 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Within six months following our acquisition of at least $2.0 billion in total portfolio assets, the per share purchase price will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate shares we are offering between the IPO and the DRIP.
We were formed to acquire a diversified portfolio of real estate properties, focusing primarily on building a portfolio of healthcare-related assets, including medical office buildings, senior housing and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of September 30, 2013, the Company owned six properties consisting of 112,672 rentable square feet, which were 100.0% leased, with a remaining lease term of 10.2 years.

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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 3 to 13 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Properties
The Company acquires and operates healthcare-related properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company's portfolio of real estate properties is comprised of the following properties as of September 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Fresenius Dialysis Center	May 2013	1	5,564	100.0%	9.4	$1,920
Adena Health Center	Jun. 2013	1	24,924	100.0%	10.4	5,446
Ouachita Community Hospital	Jul. 2013	1	17,830	100.0%	10.4	6,834
CareMeridian	Aug. 2013	1	27,630	100.0%	13.8	11,275
Oak Lawn Medical Center	Aug. 2013	1	26,324	100.0%	4.4	10,300
Surgery Center of Temple	Aug. 2013	1	10,400	100.0%	13.4	6,150
		6	112,672	100.0%	10.2	$41,925
_______________________________

(1)	Remaining lease term in years as of September 30, 2013, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on October 15, 2012. We purchased our first property and commenced our real estate operations in May 2013.
Rental Income
Rental income for the three and nine months ended September 30, 2013 was $0.6 million. As of September 30, 2013, we owned six properties, which were 100.0% leased with annualized rental income on a straight line basis of $3.6 million and a weighted average remaining lease term of 10.2 years.
Operating Expense Reimbursements and Property Operating Expense
Operating expense reimbursements and property operating expense were $0.1 million for the three and nine months ended September 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.5 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, related to our acquisition of four and six properties with an aggregate purchase price of $34.6 million and $41.9 million, respectively.

General and Administrative Expenses
General and administrative expenses for the three and nine months ended September 30, 2013 of $49,000 and $0.1 million, respectively, primarily included board member compensation, insurance expense, professional fees and state income tax expense. General and administrative expense also reflects absorbed costs of $0.3 million and $0.5 million by our Advisor during the three and nine months ended September 30, 2013, respectively.
Depreciation and Amortization Expenses
Depreciation and amortization expenses of $0.4 million for the three and nine months ended September 30, 2013, related to our acquisition of four and six properties with an aggregate purchase price of $34.6 million and $41.9 million, respectively. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash used in operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2013 includes $0.7 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.2 million (net loss of $0.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $0.4 million) and an increase in prepaid expenses of $0.4 million primarily related to real estate taxes, insurance, rent receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by cash inflows that consisted of an increase in accounts payable and accrued expenses of $0.3 million related to accrued real estate taxes and accrued professional fees, and deferred rent of $0.1 million.
The net cash used in investing activities during the nine months ended September 30, 2013 of $42.0 million related to the acquisition of six properties with an aggregate purchase price of $41.9 million. Net cash used in investing activities also includes a deposit on an acquisition of $0.2 million, which closed in October 2013.
Net cash provided by financing activities of $80.1 million during the nine months ended September 30, 2013 related to proceeds, net of receivables, from the issuance of common stock of $91.9 million, partially offset by and net advances from affiliates of $0.4 million, payments related to offering costs of $11.0 million and $0.4 million in distributions paid to stockholders.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to $1.7 billion in shares of our common stock, $0.01 par value per share, until the first quarter following our acquisition of at least $2.0 billion in total portfolio assets, at $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Following the quarter after the quarter in which we have acquired at least $2.0 billion in total portfolio assets, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share.
On April 12, 2013, we received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We acquired our first property and commenced real estate operations in May 2013. As of September 30, 2013, we owned six properties with an aggregate purchase price of $41.9 million. As of September 30, 2013, we had 3.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $93.2 million.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt proceeds, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.

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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2013, we had not obtained any debt financing.
We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1 billion. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2013, no shares of common stock have been repurchased or requested to be repurchased.
As of September 30, 2013, we had cash of $37.9 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated. We did not have FFO or MFFO prior to the quarter ended June 30, 2013, because we did not purchase our first property and commence real estate operations until May 2013.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	September 30, 2013	September 30, 2013
Net loss (in accordance with GAAP)	$(116)	$(399)	$(515)
Depreciation and amortization	16	381	397
FFO	(100)	(18)	(118)
Acquisition fees and expenses (1)	118	533	651
Amortization of above or accretion of below market leases and liabilities, net (2)	—	3	3
Straight-line rent (3)	(1)	(38)	(39)
MFFO	$17	$480	$497
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
(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.
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

During the six months ended September 30, 2013, distributions paid to common stockholders totaled $0.8 million, inclusive of $0.4 million of distributions issued under the DRIP. Distributions began to accrue on May 24, 2013, 15 days following our initial property acquisition. During the six months ended September 30, 2013, cash used to pay distributions was generated from proceeds from the issuance of common stock and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended
	June 30, 2013		September 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$7		$370		$377
Distributions reinvested	9		376		385
Total distributions	$16		$746		$762

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	7	43.7%	370	49.6%	377	49.5%
Common stock issued under the DRIP / offering proceeds	9	56.3%	376	50.4%	385	50.5%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$16	100.0%	$746	100.0%	$762	100.0%

Cash flows used in operations (GAAP basis) (1)	$(32)		$(144)		$(176)
Net loss (in accordance with GAAP)	$(116)		$(399)		$(515)
______________________________
(1) Cash flows used in operations for the three months ended June 30, 2013 and the three and nine months ended September 30, 2013 reflect acquisition and transaction related expenses of $0.1 million, $0.5 million and $0.7 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through September 30, 2013:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	September 30, 2013
Distributions paid:
Common stockholders in cash	$377
Common stockholders pursuant to DRIP/offering proceeds	385
Total distributions paid	$762

Reconciliation of net loss:
Revenues	$679
Acquisition and transaction related	(651)
Depreciation and amortization	(397)
Other operating expenses	(208)
Net loss (in accordance with GAAP) (1)	$(577)
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 6 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2013, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows used in operations were $0.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we paid distributions of $0.8 million, of which $0.4 million, or 49.5%, was funded from proceeds from the issuance of common stock and $0.4 million, or 50.5%, was funded from proceeds from common stock issued under the DRIP. During the nine months ended September 30, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $0.3 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2013, there would have been $0.3 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of September 30, 2013, the following five major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

Tenant	Percentage of Straight-Line Rental Income
Adena Health System	11.9%
Advocate Health and Hospitals Corporation	12.0%
HH/Killeen Health System, LLC	14.1%
IASIS Healthcare, LLC	16.9%
National Mentor Holdings, Inc.	27.4%
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
Our property portfolio has a high concentration of properties in five states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
As of September 30, 2013, the following states had concentrations of annualized rental income on a straight-line basis in excess of 5% from our property portfolio:

September 30,
State	2013
Colorado	27.4%
Illinois	25.3%
Louisiana	16.9%
Ohio	11.9%
Texas	14.1%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2013.
On February 14, 2013 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.7 billion of common stock, consisting of up to 68.0 million shares, pursuant to the Registration Statement on Form S-11 (File No. 333-184677) (the "Registration Statement") initially filed on October 31, 2012 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on February 14, 2013, also covers 14.7 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2013, we have issued 3.8 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $93.2 million of offering proceeds, including proceeds from shares issued pursuant to the DRIP. On April 12, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Selling commissions and dealer manager fees	$8,692
Other offering costs	3,084
Total offering costs	$11,776
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Total commissions paid to the Dealer Manager	$8,692
Less:
Commissions to participating brokers	(5,918)
Reallowance to participating broker dealers	(683)
Net to the Dealer Manager	$2,091
As of September 30, 2013, we have incurred $11.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. As of September 30, 2013, cumulative offering costs included $1.3 million of offering costs reimbursements incurred from the Advisor and Dealer Manager. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2013. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $81.4 million at September 30, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2013, we have used the net proceeds from our IPO to purchase six properties with an aggregate purchase price of $41.9 million.
We did not repurchase any of our securities during the nine months ended September 30, 2013.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 12, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.15 *	Agreement for Purchase and Sale of Real Property, dated as of July 15, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.16 *	Letter Agreement No. 1, dated as of July 18, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.17 *	Letter Agreement No. 2, dated as of August 14, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.18 *	Letter Agreement No. 3, dated as of August 16, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith