Form 10-Q
period 2014-03-31
American Realty Capital Healthcare Trust II, Inc.
filed 2014-05-15
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 29,313,846 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$4,351	$3,220
Buildings, fixtures and improvements	52,592	37,114
Acquired intangible lease assets	7,733	5,952
Total real estate investments, at cost	64,676	46,286
Less: accumulated depreciation and amortization	(1,969)	(1,094)
Total real estate investments, net	62,707	45,192
Cash and cash equivalents	406,340	111,833
Receivable for sale of common stock	7,560	1,286
Prepaid expenses and other assets	3,875	1,888
Deferred costs	1,292	7
Total assets	$481,774	$160,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$2,012	$962
Below-market lease liability, net	54	57
Deferred rent and other liabilities	77	46
Distributions payable	2,831	992
Total liabilities	4,974	2,057

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 22,277,430 and 7,529,789 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	223	75
Additional paid-in capital	486,848	161,952
Accumulated deficit	(10,271)	(3,878)
Total stockholders' equity	476,800	158,149
Total liabilities and stockholders' equity	$481,774	$160,206

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$1,127	$—
Operating expense reimbursements	260	—
Total revenues	1,387	—

Expenses:
Property operating	294	—
Acquisition and transaction related	404	—
General and administrative	412	47
Depreciation and amortization	857	—
Total expenses	1,967	47
Operating loss	(580)	(47)
Other income (expense):
Interest expense	(3)	—
Other income	1	—
Total other expense	(2)	—
Net loss	$(582)	$(47)
Comprehensive loss	$(582)	$(47)

Basic and diluted weighted-average shares outstanding	13,623,545	8,888
Basic and diluted net loss per share	$(0.04)	NM
_____________________
NM — Not Meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	7,529,789	$75	$161,952	$(3,878)	$158,149
Issuance of common stock	14,661,262	147	364,209	—	364,356
Common stock offering costs, commissions and dealer manager fees	—	—	(41,368)	—	(41,368)
Common stock issued through distribution reinvestment plan	86,179	1	2,046	—	2,047
Share-based compensation	200	—	9	—	9
Distributions declared	—	—	—	(5,811)	(5,811)
Net loss	—	—	—	(582)	(582)
Balance, March 31, 2014	22,277,430	$223	$486,848	$(10,271)	476,800

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(582)	$(47)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	623	—
Amortization of intangibles	234	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	15	—
Share-based compensation	9	3
Changes in assets and liabilities:
Prepaid expenses and other assets	743	—
Accounts payable and accrued expenses	228	44
Deferred rent and other liabilities	31	—
Net cash provided by operating activities	1,301	—
Cash flows from investing activities:
Investment in real estate and other assets	(18,340)	—
Deposits for real estate acquisitions	(2,246)	—
Net cash used in investing activities	(20,586)	—
Cash flows from financing activities:
Payments of deferred financing costs	(1,285)	—
Proceeds from issuance of common stock	358,082	—
Common stock repurchases	(40)	—
Payments of offering costs and fees related to common stock issuances	(40,556)	(37)
Distributions paid	(1,925)	—
Advances from (payments to) affiliate	(484)	37
Net cash provided by financing activities	313,792	—
Net change in cash	294,507	—
Cash, beginning of period	111,833	3
Cash, end of period	$406,340	$3

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$2,047	$—
Reclassification of deferred offering costs to equity	—	807

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
As of March 31, 2014, the Company had 22.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $553.2 million. As of March 31, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $556.7 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the filing of the Company's second quarterly financial filing with the SEC pursuant to the Securities Act of 1934, as amended, following February 14, 2015, which is two years from the effective date of the IPO, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") per share, as determined by American Realty Capital Healthcare II Advisors, LLC (the "Advisor"), plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP.
The Company was formed to acquire a diversified portfolio of real estate properties, focusing primarily on building a portfolio of healthcare-related assets, including medical office buildings, senior housing and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of March 31, 2014, the Company owned ten properties consisting of 224,437 rentable square feet, which were 91.3% leased, with a weighted-average remaining lease term of 7.6 years.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common ownership with the Sponsor, as a result of which, they are related parties, and each of which will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive compensation, fees and expense reimbursements during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2014 other than the updates described below.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the three months ended March 31, 2014. There were no assets acquired or liabilities assumed during the three months ended March 31, 2013.

Three Months Ended
(Dollar amounts in thousands)	March 31, 2014
Real estate investments, at cost:
Land	$1,131
Buildings, fixtures and improvements	15,478
Total tangible assets	16,609
Acquired intangibles:
In-place leases	1,574
Above-market lease assets	207
Total assets acquired, net	18,390
Other liabilities assumed	(50)
Cash paid for acquired real estate investments	$18,340
Number of properties purchased	3

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to exclude acquisition and transaction related expense of $0.4 million from the three months ended March 31, 2014.

	Three Months Ended March 31,
(In thousands)	2014	2013
Pro forma revenues	$1,644	$453
Pro forma net loss	$(247)	$(136)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 - December 31, 2014	$3,769
2015	4,857
2016	4,672
2017	4,392
2018	3,614
Thereafter	20,363
$41,667
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for all properties on a straight-line basis as of March 31, 2014. The Company did not own any properties and had no tenants whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for all properties on a straight-line basis as of March 31, 2013.

March 31,
Tenant	2014
IASIS Healthcare, LLC	11.2%
National Mentor Holdings, Inc.	18.1%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income for all properties on a straight-line basis as of March 31, 2014. The Company did not own any properties and had no state concentrations as of March 31, 2013.

March 31,
State	2014
Arizona	15.7%
Colorado	18.1%
Georgia	11.2%
Illinois	16.8%
Louisiana	11.2%

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 4 — Revolving Credit Facility
On March 21, 2014, the Company entered into a senior secured credit facility in the amount of $50.0 million (the "Credit Facility"). On April 15, 2014, the Company entered into an increase letter, increasing the amount available under the Credit Facility to $200.0 million. The Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $450.0 million.
The Company has the option, based upon its leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Credit Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) one-month LIBOR plus 1.0%.
The Credit Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date on March 21, 2017, subject to two one-year extension options. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). In the event of a default, the lender have the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The Company did not have any borrowing capacity as of March 31, 2014, as there were no assets assigned to the borrowing base of the Credit Facility as of March 31, 2014. There were no advances outstanding as of March 31, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2014, the Company was in compliance with the financial covenants under the Credit Facility agreement.
Note 5 — Common Stock
The Company had 22.3 million and 7.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $553.2 million and $186.8 million, including proceeds from shares issued pursuant to the DRIP, as of March 31, 2014 and December 31, 2013, respectively.
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
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. The Company will fund repurchases from proceeds from the sale of common stock pursuant to the DRIP. The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Three months ended March 31, 2014	—	—	—
Cumulative repurchases as of March 31, 2014	2	1,600	$25.00

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 6 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 7 — Related Party Transactions and Arrangements
As of March 31, 2014 and December 31, 2013, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2013, the Company had $0.5 million payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs. There were no such amounts payable as of March 31, 2014.
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

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Total commissions and fees incurred from the Dealer Manager	$34,475	$—	$708	$127
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance during the IPO. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$6,250	$298	$274	$192
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.1 million.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of March 31, 2014, cumulative offering costs were $66.2 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of March 31, 2014.
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
For its asset management services, the Company issues (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP ("Class B Units") in an amount equal to the excess of the cost of the Company's assets multiplied by 0.1875% less any amounts payable as an oversight fee (as described below) divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. However, if the amounts payable as an oversight fee for such quarter exceed the amount of the cost of the Company's assets multiplied by 0.1875% for such quarter (an excess oversight fee), no Class B Units shall be issued for such quarter and the excess oversight fee shall be carried forward to the next succeeding calendar quarter and included with and treated as amounts payable as an oversight fee for such quarter for purposes of determining the amount of restricted Class B Units issuable for that quarter. In addition, the sum of the cost of the Company's assets multiplied by 0.1875% for a calendar year plus the amounts payable as an oversight fee for such calendar year, shall not be less than 0.75% of the cost of assets for such calendar year. The Advisor will be entitled to receive distributions on the vested and unvested Class B units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock; such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units shall not be convertible into unrestricted Class B Units until such time as the adjusted market value of the OP's assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. As of March 31, 2014, the Company's board of directors approved the issuance of 7,785 Class B Units to the Advisor in connection with this arrangement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations.  Strategic advisory fees are amortized over approximately 20.5 months, the estimated remaining term of the IPO and are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented. The Company did not incur any such fees as of or for the three months ended March 31, 2014.

	Three Months Ended		Payable as of
	March 31, 2014		March 31,	December 31,
(In thousands)	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$276	$—	$—	$—
Financing coordination fees	375	—	—	—
Other expense reimbursements	—	—	—	—
Ongoing fees:
Property management and leasing fees	—	18	—	—
Strategic advisory fees	135	—	—	—
Distributions on Class B Units	2	—	—	1
Total related party operation fees and reimbursements	$788	$18	$—	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three months ended March 31, 2014 or 2013. The Company did not have any receivable due from the Advisor related to absorbed general and administrative costs as of March 31, 2014. The Company had a $1.0 million receivable due from the Advisor related to absorbed general and administrative costs as of December 31, 2013 which was paid by the Advisor during the three months ended March 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2014 or 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three months ended March 31, 2014 or 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2014 or 2013.
If the common stock of the Company is listed on a national exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2014 or 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net proceeds and the subordinated listing distribution.
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
Note 8 — Economic Dependency
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
Note 9 — Share-Based Compensation
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the three months ended March 31, 2014:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	3,999	$22.50
Vested	(800)	22.50
Unvested, March 31, 2014	3,199	$22.50
As of March 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.9 years. The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $3,000 during the three months ended March 31, 2014 and 2013, respectively, and is recorded as general and administrative expense in the accompanying consolidated statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three months ended March 31, 2014, the Company issued 200 shares in lieu of approximately $5,000 in cash. There were no shares issued in lieu of cash during the three months ended March 31, 2013.
Note 10 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss (in thousands)	$(582)	$(47)
Basic and diluted weighted-average shares outstanding	13,623,545	8,888
Basic and diluted net loss per share	$(0.04)	NM
_____________________
NM — not meaningful
The Company had the following common share equivalents as of March 31, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	March 31,
	2014	2013
Unvested restricted stock	3,199	3,999
OP Units	90	90
Class B units	7,785	—
Total common share equivalents	11,074	4,089

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 11 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of April 30, 2014, the Company had 29.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $728.2 million.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to March 31, 2014	April 1, 2014 to April 30, 2014	Total
Common stock	$553,200	$174,975	$728,175
Acquisitions
The following table presents certain information about the properties that the Company acquired from April 1, 2014 to May 12, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, March 31, 2014	10	224,437	$64,615
Acquisitions	2	91,159	22,480
Portfolio, May 12, 2014	12	315,596	$87,095
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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other AR Capital, LLC affiliated entities ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	As of March 31, 2014, we only own 10 properties and therefore, have limited diversification.
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
As of March 31, 2014, we had 22.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $553.2 million. As of March 31, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $556.7 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the filing of our second quarterly financial filing with the SEC pursuant to the Securities Act of 1934, as amended, following February 14, 2015 (the "NAV pricing date"), which is two years from the effective date of the IPO, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share.
We were formed to acquire a diversified portfolio of real estate properties, focusing primarily on building a portfolio of healthcare-related assets, including medical office buildings, senior housing and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of March 31, 2014, we owned 10 properties consisting of 224,437 rentable square feet, which were 91.3% leased, with a remaining lease term of 7.6 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VII, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 14 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. This adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Properties
The following table presents certain additional information about the properties we own as of March 31, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Fresenius Medical Care - Winfield, AL	May 2013	1	5,564	100.0%	8.9	$1,920
Adena Health Center - Jackson, OH	Jun. 2013	1	24,924	100.0%	9.9	5,446
Ouachita Community Hospital - West Monroe, LA	Jul. 2013	1	17,830	100.0%	9.9	6,834
CareMeridian - Littleton, CO	Aug. 2013	1	27,630	100.0%	13.3	11,275
Oak Lawn Medical Center - Oak Lawn, IL	Aug. 2013	1	26,324	100.0%	3.9	10,300
Surgery Center of Temple - Temple, TX	Aug. 2013	1	10,400	100.0%	12.9	6,150
Greenville Health System - Greenville, SC	Oct. 2013	1	21,603	100.0%	6.0	4,300
Arrowhead Medical Plaza II - Glendale, AZ	Feb. 2014	1	45,289	87.1%	3.2	11,170
Village Center Parkway - Stockbridge, GA	Feb. 2014	1	25,051	72.1%	3.6	4,100
Stockbridge Family Medical - Stockbridge, GA	Feb. 2014	1	19,822	65.7%	1.3	3,120
Portfolio, March 31, 2014		10	224,437	91.3%	7.6	$64,615
_______________________________

(1)	Remaining lease term in years as of March 31, 2014, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We purchased our first property and commenced our real estate operations in May 2013. Accordingly, our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflect significant increases in most categories.
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Rental Income
Rental income for the three months ended March 31, 2014 was $1.1 million. As of March 31, 2014, we owned 10 properties, which were 91.3% leased with annualized rental income on a straight line basis of $5.4 million. We did not own any properties and therefore had no rental income for the three months ended March 31, 2013.
Operating Expense Reimbursements and Property Operating Expense
Operating expense reimbursements and property operating expense were $0.3 million for the three months ended March 31, 2014. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore had no property operating expenses for the three months ended March 31, 2013.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.4 million for the three months ended March 31, 2014 related to our acquisition of three properties with an aggregate purchase price of $18.4 million. We did not own any properties and therefore had no acquisition and transaction related expenses during the three months ended March 31, 2013.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $0.4 million for the three months ended March 31, 2014 from approximately $47,000 for the three months ended March 31, 2013, as a result of maintaining our larger real estate portfolio. General and administrative expenses primarily included board member compensation, insurance expense, professional fees and state income and franchise tax expense.

Depreciation and Amortization Expenses
Depreciation and amortization expenses of $0.9 million for the three months ended March 31, 2014 related to our acquisition of 10 properties with an aggregate purchase price of $64.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation expense for the three months ended March 31, 2013.
Interest Expense
Interest expenses of approximately $3,000 for the three months ended March 31, 2014 related to non-usage fees on or senior secured credit facility (the "Credit Facility") As of March 31, 2013, we had not entered into the Credit Facility and therefore had not incurred any interest expense or non-usage fees.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash provided by operating activities was $1.3 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2014 includes $0.4 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $0.3 million (net loss of $0.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $0.9 million). Additionally cash inflows included an increase in prepaid expenses and other assets of $0.7 million primarily due to the Advisor's payment for prior period absorbed costs, an increase in accounts payable and accrued expenses of $0.2 million related to accrued real estate taxes and approximately $31,000 in deferred rent.
The net cash used in investing activities during the three months ended March 31, 2014 of $20.6 million related to the acquisition of three properties with an aggregate purchase price of $18.4 million. Net cash used in investing activities also includes a deposit on pending acquisitions of $2.2 million.
Net cash provided by financing activities of $313.8 million during the three months ended March 31, 2014 related to proceeds, net of receivables, from the issuance of common stock of $358.1 million, partially offset by payments of deferred financing costs of $1.3 million, payments related to offering costs of $40.6 million, $1.9 million in distributions paid to stockholders and payments to affiliates for advances to fund offering costs of $0.5 million.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, we had a net loss adjusted for non cash items of approximately $44,000 (net loss of approximately $47,000 offset by share based compensation expense of approximately $3,000). This cash outflow was offset by an increase of approximately $44,000 in accounts payable and accrued expenses related to professional fees.
Cash flow from financing activities for the three months ended March 31, 2013, consisted of advances from affiliates of approximately $37,000 to fund the payment of third party offering costs completely offset by approximately $37,000 in payments related to offering costs.
Liquidity and Capital Resources
Pursuant to the IPO, we are offering and selling up to $1.7 billion in shares of our common stock to the public until the NAV pricing date at $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Commencing with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. As of March 31, 2014, we had 22.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $553.2 million.
On March 21, 2014, we entered into a senior secured credit facility in the amount of $50.0 million. On April 15, 2014, the Credit Facility was amended to increase the commitment up to a maximum of $200.0 million. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $450.0 million. The Credit Facility matures in March 21, 2017, subject to two one-year extension options. There were no advances outstanding as of March 31, 2014. As of March 31, 2014, the company had no assets assigned to the Credit Facility and therefore no borrowing capacity. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The Company plans to add its unencumbered acquisitions to the borrowing base of the Credit Facility during the second quarter of 2014.

As of March 31, 2014, we had cash of $406.3 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from our Credit Facility and secured financings to fund future property acquisitions. We acquired our first property and commenced real estate operations in May 2013. As of March 31, 2014, we owned ten properties with an aggregate purchase price of $64.6 million.
Our principal demands for cash will continue to be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash advances under our Credit Facility and mortgage or other debt proceeds, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock, proceeds from our Credit Facility and secured mortgage financings. Management expects that in the future, as our portfolio matures, cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2014, we had not obtained any debt financing.
Once our NAV exceeds $1.0 billion, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the Company's Share Repurchase Program cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Three months ended March 31, 2014	—	—	—
Cumulative repurchases as of March 31, 2014	2	1,600	$25.00

Acquisitions
As of May 12, 2014, we owned 12 properties with an aggregate purchase price of $87.1 million. Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. We currently have $1.0 billion of assets under contract and submitted letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing. We may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

Three Months Ended
(In thousands)	March 31, 2014
Net loss (in accordance with GAAP)	$(582)
Depreciation and amortization	857
FFO	275
Acquisition fees and expenses (1)	404
Amortization of above or accretion of below market leases and liabilities, net (2)	15
Straight-line rent (3)	(80)
MFFO	$614
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
During the three months ended March 31, 2014, distributions paid to common stockholders totaled $4.0 million, inclusive of $2.0 million under the DRIP. During the three months ended March 2014, cash used to pay distributions was generated from proceeds from cash flows from operations, the issuance of common stock and common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, excluding distributions on unvested restricted stock, for the period indicated:

	Three Months Ended
	March 31, 2014
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$1,923
Distributions reinvested	2,047
Total distributions	$3,970

Source of distribution coverage:
Cash flows provided by operations (1)	$1,301	32.8%
Proceeds from issuance of common stock	622	15.7%
Common stock issued under the DRIP / offering proceeds	2,047	51.5%
Proceeds from financings	—	—%
Total source of distribution coverage	$3,970	100.0%

Cash flows provided by operations (GAAP basis) (1)	$1,301
Net loss (in accordance with GAAP)	$(582)
______________________________
(1) Cash flows used in operations for the three months ended March 31, 2014 reflect acquisition and transaction related expenses of $0.4 million.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through March 31, 2014:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	March 31, 2014
Distributions paid:
Common stockholders in cash	$3,226
Common stockholders pursuant to DRIP/offering proceeds	3,392
Total distributions paid	$6,618

Reconciliation of net loss:
Revenues	$3,204
Acquisition and transaction related	(1,134)
Depreciation and amortization	(1,934)
Other operating expenses	(952)
Other non-operating expenses	(2)
Net loss (in accordance with GAAP) (1)	$(818)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Election as a REIT
We intended to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify, for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of March 31, 2014, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations were $1.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we paid distributions of $4.0 million, of which $1.3 million, or 32.8%, was funded from cash flows from operation, $0.6 million, or 15.7%, was funded from proceeds from the issuance of common stock and $2.0 million, or 51.5%, was funded from proceeds from common stock issued under the DRIP / offering proceeds. During the three months ended March 31, 2014 cash flow from operations included an increase in accounts payable and accrued expenses of $0.2 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2014, there would have been $0.2 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
As of March 31, 2014, the following six major tenants represented annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
Adena Health System	7.9%
Advocate Health and Hospitals Corporation	7.9%
Greenville Health System	6.8%
HH/Killeen Health System, LLC	9.3%
IASIS Healthcare, LLC	11.2%
National Mentor Holdings, Inc.	18.1%
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
Our property portfolio has a high concentration of properties located in eight states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
As of March 31, 2014, annualized rental income on a straight-line basis in excess of 5% included properties located in the following states:

State	Percentage of Straight-Line Rental Income
Arizona	15.7%
Colorado	18.1%
Georgia	11.2%
Illinois	16.8%
Louisiana	11.2%
Ohio	7.9%
South Carolina	6.8%
Texas	9.3%
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act of during the three months ended March 31, 2014.
Use of Proceeds of Registered Securities
On February 14, 2013 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.7 billion of common stock, consisting of up to 68.0 million shares, pursuant to the Registration Statement initially filed on October 31, 2012 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on February 14, 2013, also covers 14.7 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2014, we have issued 22.3 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $553.2 million of offering proceeds, including proceeds from shares issued pursuant to the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2014
Selling commissions and dealer manager fees	$34,475
Other offering costs	6,893
Total offering costs	$41,368
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2014
Total commissions paid to the Dealer Manager	$34,475
Less:
Commissions to participating brokers	(23,512)
Reallowance to participating broker dealers	(3,652)
Net to the Dealer Manager	$7,311
As of March 31, 2014, we have incurred $66.2 million of cumulative offering costs in connection with the issuance and distribution of our shares in connection with our IPO. As of March 31, 2014, cumulative offering costs included $11.2 million of offering costs reimbursements incurred from the Advisor and Dealer Manager, excluding commission and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less that the 15% threshold as of March 31, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $487.0 million at March 31, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, we have used the net proceeds from our IPO to purchase ten properties with an aggregate purchase price of $64.6 million.

Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the Company's SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Three months ended March 31, 2014	—	—	—
Cumulative repurchases as of March 31, 2014	2	1,600	$25.00
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.
By:	/s/ Thomas P. D'Arcy
Thomas P. D'Arcy
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward F. Lange
Edward F. Lange
Chief Financial Officer and Chief Operating Officer (and Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.23 *
Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith