Form 10-Q
period 2014-06-30
American Realty Capital Healthcare Trust II, Inc.
filed 2014-08-07
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55201
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

As of July 31, 2014, the registrant had 71,121,993 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$19,200	$3,220
Buildings, fixtures and improvements	146,844	37,114
Acquired intangible lease assets	20,148	5,952
Total real estate investments, at cost	186,192	46,286
Less: accumulated depreciation and amortization	(4,378)	(1,094)
Total real estate investments, net	181,814	45,192
Cash and cash equivalents	964,327	111,833
Restricted cash	1,900	—
Receivable for sale of common stock	26,342	1,286
Prepaid expenses and other assets	14,531	1,888
Deferred costs	4,702	7
Total assets	$1,193,616	$160,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$59,325	$—
Mortgage premiums, net	2,970	—
Below-market lease liabilities, net	352	57
Accounts payable and accrued expenses	6,168	962
Deferred rent and other liabilities	466	46
Distributions payable	6,498	992
Total liabilities	75,779	2,057

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 52,057,557 and 7,529,789 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	521	75
Additional paid-in capital	1,146,943	161,952
Accumulated deficit	(29,627)	(3,878)
Total stockholders' equity	1,117,837	158,149
Total liabilities and stockholders' equity	$1,193,616	$160,206

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$2,314	$26	$3,441	$26
Operating expense reimbursements	555	1	815	1
Total revenues	2,869	27	4,256	27

Expenses:
Property operating	735	1	1,029	1
Acquisition and transaction related	2,599	118	3,003	118
General and administrative	579	8	991	55
Depreciation and amortization	2,381	16	3,238	16
Total expenses	6,294	143	8,261	190
Operating loss	(3,425)	(116)	(4,005)	(163)
Other income (expense):
Interest expense	(742)	—	(745)	—
Other income	20	—	21	—
Total other expense	(722)	—	(724)	—
Net loss	$(4,147)	$(116)	$(4,729)	$(163)
Comprehensive loss	$(4,147)	$(116)	$(4,729)	$(163)

Basic and diluted weighted-average shares outstanding	35,127,969	379,911	24,435,162	195,425
Basic and diluted net loss per share	$(0.12)	$(0.31)	$(0.19)	$(0.83)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	7,529,789	$75	$161,952	$(3,878)	$158,149
Issuance of common stock	44,189,838	443	1,099,041	—	1,099,484
Common stock offering costs, commissions and dealer manager fees	—	—	(121,978)	—	(121,978)
Common stock issued through distribution reinvestment plan	341,341	3	8,104	—	8,107
Common stock repurchases	(8,014)	—	(200)	—	(200)
Equity-based compensation	4,603	—	24	—	24
Distributions declared	—	—	—	(21,020)	(21,020)
Net loss	—	—	—	(4,729)	(4,729)
Balance, June 30, 2014	52,057,557	$521	$1,146,943	$(29,627)	$1,117,837

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,729)	$(163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,286	13
Amortization of intangibles	952	3
Amortization of deferred financing costs	382	—
Amortization of mortgage premiums	(106)	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	37	—
Share-based compensation	24	7
Changes in assets and liabilities:
Prepaid expenses and other assets	32	(40)
Accounts payable and accrued expenses	1,840	100
Deferred rent and other liabilities	420	48
Net cash provided by (used in) operating activities	1,138	(32)
Cash flows from investing activities:
Investment in real estate and other assets	(76,762)	(7,366)
Deposits for real estate acquisitions	(12,060)	—
Net cash used in investing activities	(88,822)	(7,366)
Cash flows from financing activities:
Payments of mortgage notes payable	(70)	—
Payments of deferred financing costs	(5,060)	—
Proceeds from issuance of common stock	1,074,428	28,182
Common stock repurchases	(40)	—
Payments of offering costs and fees related to common stock issuances	(119,141)	(3,633)
Distributions paid	(7,407)	(7)
Payments to affiliate	(632)	(97)
Restricted cash	(1,900)	—
Net cash provided by financing activities	940,178	24,445
Net change in cash	852,494	17,047
Cash, beginning of period	111,833	3
Cash, end of period	$964,327	$17,050

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures:
Cash paid for interest	$99	$—
Cash paid for taxes	161	1

Non-Cash Financing Activities:
Proceeds from mortgage notes payable used to acquire investments in real estate	$59,395	$—
Premiums on assumed mortgage notes payable	3,076	—
Liabilities assumed in real estate acquisitions	369	—
Common stock issued through distribution reinvestment plan	8,107	9
Reclassification of deferred offering costs to equity	—	807

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust II, Inc. (the "Company") was incorporated on October 15, 2012 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On February 14, 2013, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, the Company announced the reallocation of 13.9 million shares of the 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802).
As of June 30, 2014, the Company had 52.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.3 billion. As of June 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.3 billion based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the filing of the Company's second quarterly financial filing with the SEC pursuant to the Securities Act of 1934, as amended, following February 14, 2015, which is two years from the effective date of the IPO, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be $23.75 per share, which is equal to 95% of the per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") per share, as determined by American Realty Capital Healthcare II Advisors, LLC (the "Advisor"), plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings, seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of June 30, 2014, the Company owned 24 properties consisting of 0.7 million rentable square feet, which were 93.9% leased, with a weighted-average remaining lease term of 6.6 years.
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
The Company has no direct employees. The Advisor has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager have or will also receive compensation, fees and expense reimbursements during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2014. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2014 other than the updates described below.
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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$15,980	$409
Buildings, fixtures and improvements	109,729	6,047
Total tangible assets	125,709	6,456
Acquired intangibles:
In-place leases	13,989	910
Above-market lease assets	207	—
Below-market lease liabilities	(303)	—
Total assets acquired, net	139,602	7,366
Mortgage notes payable assumed to acquire real estate investments	(59,395)	—
Premiums on mortgages assumed	(3,076)	—
Other liabilities assumed	(369)	—
Cash paid for acquired real estate investments	$76,762	$7,366
Number of properties purchased	17	2
The allocation to land, buildings, fixtures and improvements have been provisionally assigned to each class, pending receipt of additional information. The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to exclude acquisition and transaction related expense of $3.0 million from the six months ended June 30, 2014.

	Six Months Ended June 30,
(In thousands)	2014	2013
Pro forma revenues	$9,380	$8,854
Pro forma net loss	$(2,785)	$(1,849)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 — December 31, 2014	$7,181
2015	13,853
2016	12,171
2017	11,582
2018	9,977
Thereafter	40,730
$95,494

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for all properties on a straight-line basis as of June 30, 2014 and 2013:

	June 30,
Tenant	2014	2013
Adena Health System	*	72.6%
Fresenius Medical Care AG & Co. KGaA	*	27.4%
_______________________________
* Tenant's annualized rental income on a straight-line bases was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2014 and 2013:

	June 30,
State	2014	2013
Alabama	*	27.4%
Florida	14.0%	*
Georgia	10.0%	*
Illinois	11.7%	*
New York	26.8%	*
Ohio	*	72.6%
_______________________________
* State's annualized rental income on a straight-line bases was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
Note 4 — Revolving Credit Facility
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
The Company has the option, based upon its leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Credit Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) the applicable one-month LIBOR plus 1.0%.
The Credit Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date on March 21, 2017, subject to two one-year extension options. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). In the event of a default, the lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The Company did not have any borrowing capacity as of June 30, 2014, as there were no assets assigned to the borrowing base of the Credit Facility as of June 30, 2014. There were no advances outstanding as of June 30, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2014, the Company was in compliance with the financial covenants under the Credit Facility agreement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 5 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of June 30, 2014. The Company had no mortgage notes payable as of December 31, 2013.

		Outstanding Loan Amount as of	Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2014		Interest Rate		Maturity
		(In thousands)
Creekside Medical Office Building - Douglasville, GA	1	$5,218	5.32%	Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	6,096	6.18%	Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,885	6.39%	Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,526	6.39%	Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,336	5.71%	Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,116	6.07%	Fixed	(1)	Apr. 2019
St. Andrews Medical Park, Venice, FL	3	6,760	6.07%	Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,659	5.91%	Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,806	6.39%	Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,923	6.39%	Fixed		Sep. 2017
Total	12	$59,325	6.12%
_______________________________
(1) Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting May 11, 2017.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2014:

(In thousands)	Future Principal Payments
July 1, 2014 — December 31, 2014	$430
2015	5,933
2016	14,255
2017	26,477
2018	212
Thereafter	12,018
$59,325
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 6 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, if any, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Level 3 — Unobservable inputs that reflect the entity's own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount(1) at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$62,295	$62,439	$—	$—
_______________________________
(1) Carrying value includes $59.3 million mortgage notes payable and $3.0 million mortgage premiums, net as of June 30, 2014 .
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Common Stock
The Company had 52.1 million and 7.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.3 billion and $186.8 million, including proceeds from shares issued pursuant to the DRIP, as of June 30, 2014 and December 31, 2013, respectively.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0046575343 per day, or 6.8% per annum, based on a price of $25.00 per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. The Company will fund repurchases from proceeds from the sale of common stock pursuant to the DRIP. The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Six months ended June 30, 2014(1)	5	8,014	24.98
Cumulative repurchases as of June 30, 2014(1)	7	9,614	$24.99
_____________________________

(1)	Includes five unfulfilled repurchase requests consisting of 8,014 shares at an average price per share of $24.98, which were approved for repurchase as of June 30, 2014 and completed in August 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 8 — Commitments and Contingencies
Future Minimum Lease Payments
The Company has entered into lease agreements related to certain acquisitions under leasehold interests arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 — December 31, 2014	$54
2015	109
2016	111
2017	113
2018	116
Thereafter	5,035
$5,538
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2014 and December 31, 2013, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2013, the Company had $0.5 million payable to the Sponsor primarily related to funding the payment of third party professional fees and offering costs. There were no such amounts payable as of June 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager is paid fees in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees incurred from the Dealer Manager	$70,722	$2,745	$105,197	$2,745	$2,475	$127
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

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$9,071	$715	$15,329	$715	$378	$192
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2014, offering and related costs, excluding commissions and dealer manager fees, were lower than 2.0% of gross proceeds received from the IPO by $1.8 million.
After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of June 30, 2014, cumulative offering costs were $146.8 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
For its asset management services, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) ; another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The asset management subordination is an amount equal to: (i) the excess of (A) the product of (y) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875% once we begin calculating NAV) multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of June 30, 2014, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on vested and unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2014, the Company's board of directors approved the issuance of 12,940 Class B Units to the Advisor in connection with this arrangement.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of 1.5% of gross revenues from the Company's stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively. The Company also reimburses the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.
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
June 30, 2014
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2014		2013		2014		2013		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,777	$—	$84	$—	$2,053	$—	$84	$—	$—	$—
Financing coordination fees	1,570	—	—	—	1,945	—	—	—	(148)	—
Ongoing fees:
Property management and leasing fees	—	31	—	—	—	47	—	—	—	—
Strategic advisory fees	135	—	28	—	270	—	28	—	—	—
Distributions on Class B Units	5	—	—	—	7	—	—	—	—	1
Total related party operation fees and reimbursements	$3,487	$31	$112	$—	$4,275	$47	$112	$—	$(148)	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. The following table reflects costs absorbed by the Advisor during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,		Receivable as of
(In thousands)	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Property operating expenses absorbed	$—	$—	$—	$—	$—	$150
General and administrative expenses absorbed	—	177	—	177	—	843
Total expenses absorbed	$—	$177	$—	$177	$—	$993
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2014 or 2013.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2014 or 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three and six months ended June 30, 2014 or 2013.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three and six months ended June 30, 2014 or 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net proceeds and the subordinated listing distribution.
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
Note 10 — Economic Dependency
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
Note 11 — Share-Based Compensation
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2014:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	3,999	$22.50
Granted	3,999	22.50
Vested	(800)	22.50
Unvested, June 30, 2014	7,198	$22.50
As of June 30, 2014, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.4 years. The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 during the three months ended June 30, 2014 and 2013. Compensation expense related to restricted stock was approximately $10,000 and $7,000 during the six months ended June 30, 2014 and 2013, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three and six months ended June 30, 2014, the Company issued 404 and 604 shares in lieu of approximately $10,000 and $14,000 in cash, respectively. There were no shares issued in lieu of cash during the three and six months ended June 30, 2013.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(4,147)	$(116)	$(4,729)	$(163)
Basic and diluted weighted-average shares outstanding	35,127,969	379,911	24,435,162	195,425
Basic and diluted net loss per share	$(0.12)	(0.31)	$(0.19)	$(0.83)
The Company had the following common share equivalents as of June 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2014	2013
Unvested restricted stock	7,198	3,999
OP Units	90	90
Class B units	12,940	—
Total common share equivalents	20,228	4,089

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
On July 23, 2014, the Company announced the reallocation of 13.9 million shares of the 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802).
As of July 31, 2014, the Company had 71.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $1.8 billion.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2014	July 1, 2014 to July 31, 2014	Total
Common stock	$1,294,188	$473,573	$1,767,761
Acquisitions
The following table presents certain information about the properties that the Company acquired from July 1, 2014 to August 6, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, June 30, 2014	24	728,000	$183,090
Acquisitions	13	389,441	94,056
Portfolio, August 6, 2014	37	1,117,441	$277,146
________________________
(1)    Contract purchase price, excluding acquisition related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust II, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust II, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare Trust II Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare II Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our initial public offering ("IPO") are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

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
Overview
We were incorporated on October 15, 2012 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On February 14, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, we announced the reallocation of 13.9 million shares of the 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802).
As of June 30, 2014, we had 52.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.3 billion. As of June 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.3 billion based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the filing of our second quarterly financial filing with the SEC pursuant to the Securities Act of 1934, as amended, following February 14, 2015 (the "NAV pricing date"), which is two years from the effective date of the IPO, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be $23.75 per share, which is equal to 95% of the per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share.
We were formed to acquire a diversified portfolio of healthcare-related assets, including medical office buildings, seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of June 30, 2014, we owned 24 properties consisting of 0.7 million rentable square feet, which were 93.9% leased, with a remaining lease term of 6.6 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VII, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. The Advisor is our affiliated external advisor, which we have retained to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager have or will also receive fees during our offering, acquisition, operational and liquidation stages.

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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.

Properties
The following table presents certain additional information about the properties we own as of June 30, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Medical Office Buildings:
Fresenius Medical Care - Winfield, AL	May 2013	1	5,564	100.0%	8.7	$1,920
Adena Health Center - Jackson, OH	Jun. 2013	1	24,924	100.0%	9.7	5,446
Oak Lawn Medical Center - Oak Lawn, IL	Aug. 2013	1	26,324	100.0%	3.7	10,300
Surgery Center of Temple - Temple, TX	Aug. 2013	1	10,400	100.0%	12.7	6,150
Greenville Health System - Greenville, SC	Oct. 2013	1	21,603	100.0%	5.8	4,300
Arrowhead Medical Plaza II - Glendale, AZ	Feb. 2014	1	45,366	94.0%	3.1	11,170
Village Center Parkway - Stockbridge, GA	Feb. 2014	1	25,051	72.1%	6.1	4,100
Stockbridge Family Medical - Stockbridge, GA	Feb. 2014	1	19,822	65.7%	4.1	3,120
Creekside Medical Office Building - Douglasville, GA	Apr. 2014	1	54,899	87.6%	7.5	10,030
Bowie Gateway Medical Center - Bowie, MD	May 2014	1	36,260	100.0%	6.5	12,450
Campus at Crooks & Auburn Building D - Rochester Hills, MI	May 2014	1	24,529	88.9%	5.6	5,000
Medical Center of New Windsor - New Windsor, NY	May 2014	1	48,377	86.3%	3.6	11,590
Plank Medical Center - Clifton Park, NY	May 2014	1	24,835	84.4%	0.5	4,530
Cushing Center - Schenectady, NY	May 2014	1	45,301	95.3%	5.5	13,200
Berwyn Medical Center - Berwyn, IL	May 2014	1	42,779	100.0%	7.1	11,000
Countryside Medical Arts - Safety Harbor, FL	May 2014	1	50,972	100.0%	10.5	9,342
St. Andrews Medical Park - Venice, FL	May 2014	3	60,441	95.3%	3.8	13,308
Campus at Crooks & Auburn Building C - Rochester Hills, MI	Jun. 2014	1	24,224	100.0%	7.8	5,250
Slingerlands Crossing Phase I - Bethlehem, NY	Jun. 2014	1	43,173	93.1%	6.9	10,600
Slingerlands Crossing Phase II - Bethlehem, NY	Jun. 2014	1	47,696	100.0%	6.8	12,175
Total Medical Office Buildings		22	682,540	93.5%	6.0	164,981

Triple-Net Leased Buildings:
Ouachita Community Hospital - West Monroe, LA	Jul. 2013	1	17,830	100.0%	9.6	6,834
CareMeridian - Littleton, CO	Aug. 2013	1	27,630	100.0%	13.1	11,275
Total Triple-Net Leased Buildings		2	45,460	100.0%	11.8	18,109
Portfolio, June 30, 2014		24	728,000	93.9%	6.6	$183,090
_______________________________

(1)	Remaining lease term in years as of June 30, 2014, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We purchased our first property and commenced our real estate operations in May 2013. As of June 30, 2014, we owned 24 properties with an aggregate purchase price of $183.1 million, comprised of 0.7 million rentable square feet. As of June 30, 2013, we owned two properties with an aggregate purchase price of $7.4 million, comprised of 30,488 rentable square feet. Accordingly, our results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 reflect significant increases in most categories.
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Rental Income
Rental income was $2.3 million for the three months ended June 30, 2014, compared to approximately $26,000 for the three months ended June 30, 2013. The increase in rental income is a result of our acquisition of 24 properties with annualized rental income on a straight line basis of $15.3 million. As of June 30, 2013, we owned two properties, acquired in May and June 2013, with annualized straight line rental income of $0.6 million.

Operating Expense Reimbursements
Operating expense reimbursements were $0.6 million for the three months ended June 30, 2014, compared to approximately $1,000 for the three months ended June 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our acquisitions.
Property operating expenses
Property operating expenses were $0.7 million for the three months ended June 30, 2014, compared to approximately $1,000 for the three months ended June 30, 2013. These costs primarily relate to the costs associated with maintaining our properties included real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. The increase in property operating expenses was directly related to our acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.6 million for the three months ended June 30, 2014 related to our acquisition of 14 properties with an aggregate purchase price of $118.5 million. Acquisition and transaction related expenses of $0.1 million for the three months ended June 30, 2013, related to our acquisition of two properties for an aggregate purchase price of $7.4 million.
General and Administrative Expenses
General and administrative expenses were $0.6 million for the three months ended June 30, 2014, compared to approximately $8,000 for the three months ended June 30, 2013. Professional fees, state taxes and board member compensation increased $0.4 million in order to support our larger real estate portfolio. In addition, the Advisor's absorbed $0.2 million in general and administrative expenses during the three months ended June 30, 2013. No general and administrative expense was absorbed by the Advisor during the three months ended June 30, 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expense was $2.4 million for the three months ended June 30, 2014, compared to approximately $16,000 for the three months ended June 30, 2013. The increase in depreciation and amortization expense relates to our acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $0.7 million for the three months ended June 30, 2014 related to our mortgage notes payable balance of $59.3 million as of June 30, 2014, as well as non-usage fees on our senior secured credit facility (the "Credit Facility") and the related amortization of deferred financing costs. We did not have any debt and, therefore, did not have interest expense during the three months ended June 30, 2013.
Other Income
Other income of approximately $20,000 for the three months ended June 30, 2014 relates to interest income earned on from our interest bearing cash and cash equivalents accounts. We did not have any interest bearing accounts during the three months ended June 30, 2013 and, therefore, had no interest income.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Rental Income
Rental income was $3.4 million for the six months ended June 30, 2014, compared to $26,000 for the six months ended June 30, 2013. The increase in rental income is a result of our acquisition of 24 properties with annualized rental income on a straight line basis of $15.3 million. During the six months ended June 30, 2013 we owned only two properties acquired in May and June 2013, with annualized straight line rental income of $0.6 million.
Operating Expense Reimbursements
Operating expense reimbursements were $0.8 million for the six months ended June 30, 2014, compared to approximately $1,000 for the six months ended June 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to acquisitions.

Property operating expenses
Property operating expenses were $1.0 million the for the six months ended June 30, 2014, compared to approximately $1,000 for the six months ended June 30, 2013. These costs primarily relate to the costs associated with maintaining our properties included real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. The increase in property operating expenses was directly related to acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.0 million for the six months ended June 30, 2014, related to our acquisition of 17 properties with an aggregate purchase price of $136.9 million. Acquisition and transaction related expenses of $0.1 million for the six months ended June 30, 2013, related to our acquisition of two properties for a aggregate purchase price of $7.4 million.
General and Administrative Expenses
General and administrative expenses were $1.0 million for the six months ended June 30, 2014, compared to $0.1 million for the six months ended June 30, 2013. Professional fees, state taxes and board member compensation increased $0.7 million in order to support our larger real estate portfolio. In addition, the Advisor's absorbed $0.2 million in general and administrative expenses during the six months ended June 30, 2013. No general and administrative expense was absorbed by the Advisor during the six months ended June 30, 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expense was $3.2 million for the six months ended June 30, 2014, compared to approximately $16,000 for the six months ended June 30, 2013. The increase in depreciation and amortization expense relates to our acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $0.7 million for the six months ended June 30, 2014 related to our mortgage notes payable balance of $59.3 million as of June 30, 2014, as well as non-usage fees on our Credit Facility and the related amortization of deferred financing costs. We did not have any debt and, therefore, did not have interest expense during the six months ended June 30, 2013.
Other Income
Other income of approximately $21,000 for the six months ended June 30, 2014 relates to interest income earned from our interest bearing cash and cash equivalents accounts. We did not have any interest bearing accounts during the six months ended June 30, 2013 and, therefore, had no interest income.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash provided by operating activities was $1.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the six months ended June 30, 2014 includes $3.0 million of acquisition and transaction costs. Cash inflows included an an increase in accounts payable and accrued expenses of $1.8 million primarily related to accrued real estate taxes and $0.4 million in deferred rent. This was partially offset by a cash outflow related to a net loss adjusted for non-cash items of $1.2 million (net loss of $4.7 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and mortgage premiums and share based compensation of $3.6 million).
The net cash used in investing activities during the six months ended June 30, 2014 of $88.8 million related to the acquisition of 17 properties with an aggregate purchase price of $136.9 million, partially funded with assumed debt of $59.4 million and other assumed liabilities. Net cash used in investing activities also includes deposits on pending acquisitions of $12.1 million.
Net cash provided by financing activities of $940.2 million during the six months ended June 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1.1 billion, partially offset by payments of deferred financing costs of $5.1 million, payments related to offering costs of $119.1 million, $7.4 million in distributions paid to stockholders, increases in restricted cash of $1.9 million, payments made on mortgage notes payable of $0.1 million and payments to affiliates for advances to fund offering costs of $0.6 million.

Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash used in operating activities was approximately $32,000. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the six months ended June 30, 2013 includes $0.1 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.1 million (net loss of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $23,000) and an increase in prepaid expenses of $40,000 related to insurance. These cash outflows were partially offset by cash inflows that consisted of an increase in accounts payable and accrued expenses of $0.1 million related to professional fees and deferred rent of $48,000.
The net cash used in investing activities during the six months ended June 30, 2013 of $7.4 million related to the acquisition of two properties with an aggregate purchase price of $7.4 million.
Net cash provided by financing activities of $24.4 million during the six months ended June 30, 2013 related to proceeds, net of receivables, from the issuance of common stock of $28.2 million, partially offset by net advances from affiliates of $0.1 million, payments related to offering costs of $3.6 million and approximately $7,000 in distributions paid to stockholders.
Liquidity and Capital Resources
Pursuant to the IPO, we are offering and selling up to $1.7 billion in shares of our common stock to the public, until the NAV pricing date, at $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP, under which our stockholders may elect to have distributions reinvested in additional shares. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, we announced the reallocation of 13.9 million of our approximately 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3. Commencing with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. As of June 30, 2014, we had 52.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.3 billion.
On March 21, 2014, we entered into a Credit Facility in the amount of $50.0 million. On April 15, 2014, the Credit Facility was amended to increase the commitment up to a maximum of $200.0 million. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $450.0 million. The Credit Facility matures on March 21, 2017, subject to two one-year extension options. There were no advances outstanding as of June 30, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The Company plans to add its unencumbered acquisitions to the borrowing base of the Credit Facility during the third quarter of 2014. As of June 30, 2014, the company had no assets assigned to the Credit Facility.
As of June 30, 2014, we had cash of $964.3 million, which we expect to use to fund acquisitions. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from our Credit Facility and secured financings to fund future property acquisitions. We acquired our first property and commenced real estate operations in May 2013. As of June 30, 2014, we owned 24 properties with an aggregate purchase price of $183.1 million.
Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash advances under our Credit Facility and mortgage or other debt proceeds, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units. As of August 6, 2014, we owned 37 properties with an aggregate purchase price of $277.1 million. We currently have $898.4 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. We may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock, proceeds from our Credit Facility and secured mortgage financings. Once we have used all the proceeds from the IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report on Form 10-Q or annual report on Form 10-K, as applicable, following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Once our NAV exceeds $1.0 billion, in the aggregate, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under our Credit Facility, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under our Credit Facility, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the Company's SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Six months ended June 30, 2014(1)	5	8,014	24.98
Cumulative repurchases as of June 30, 2014(1)	7	9,614	$24.99
_____________________________

(1)	Includes five unfulfilled repurchase requests consisting of 8,014 shares at an average price per share of $24.98, which were approved for repurchase as of June 30, 2014 and completed in August 2014.
Acquisitions
As of August 6, 2014, we owned 37 properties with an aggregate purchase price of $277.1 million. We currently have $898.4 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.
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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolios have been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to acquire and manage properties. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2014	June 30, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(582)	$(4,147)	$(4,729)
Depreciation and amortization	857	2,381	3,238
FFO	275	(1,766)	(1,491)
Acquisition fees and expenses (1)	404	2,599	3,003
Amortization of above or accretion of below market leases and liabilities, net (2)	15	22	37
Straight-line rent (3)	(80)	(117)	(197)
Accretion of discount/amortization of premiums	—	(106)	(106)
MFFO	$614	$632	$1,246
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
Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0046575343 per day, or 6.8% per annum, based on a price of $25.00 per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the six months ended June 30, 2014, distributions paid to common stockholders totaled $15.5 million, inclusive of $8.1 million of distributions reinvested through the DRIP. During the six months ended June 2014, cash used to pay distributions was generated from proceeds from cash flows from operations and the net proceeds from our offering.

The following table shows the sources for the payment of distributions to common stockholders, excluding distributions on unvested restricted stock, for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2014		June 30, 2014		June 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$1,923		$5,481		$7,404
Distributions reinvested	2,047		6,060		8,107
Total distributions	$3,970		$11,541		$15,511

Source of distribution coverage:
Cash flows provided by (used in) operations (1)	$1,301	32.8%	$(163)	(1.4)%	$1,138	7.3%
Proceeds from issuance of common stock	622	15.7%	5,644	48.9%	6,266	40.4%
Common stock issued under the DRIP / offering proceeds	2,047	51.5%	6,060	52.5%	8,107	52.3%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$3,970	100.0%	$11,541	100.0%	$15,511	100.0%

Cash flows provided by operations (GAAP basis) (1)	$1,301		$(163)		$1,138
Net loss (in accordance with GAAP)	$(582)		$(4,147)		$(4,729)
______________________________
(1) Cash flows used in operations for the three months ended March 31, 2014 and June 30, 2014 and for the six months ended June 30, 2014 reflect acquisition and transaction related expenses of $0.4 million, $2.6 million and $3.0 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through June 30, 2014:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	June 30, 2014
Distributions paid:
Common stockholders in cash	$8,707
Common stockholders pursuant to DRIP/offering proceeds	9,452
Total distributions paid	$18,159

Reconciliation of net loss:
Revenues	$6,073
Acquisition and transaction related	(3,733)
Depreciation and amortization	(4,315)
Other operating expenses	(2,266)
Other non-operating expenses	(724)
Net loss (in accordance with GAAP) (1)	$(4,965)

Cash flows provided by operations	$374
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio (total secured debt, divided by the base purchase price of acquired real estate investments) was approximately 32.4% as of June 30, 2014.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of June 30, 2014, the outstanding mortgage notes payable had weighted average effective interest rates of 6.12%. We had no advances outstanding under the Credit Facility.

		July 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$59,325	$430	$20,188	$26,689	$12,018
Interest on mortgage notes payable	11,143	1,784	6,361	2,739	259
Lease rental payments due	5,538	54	220	229	5,035
	$76,006	$2,268	$26,769	$29,657	$17,312
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility (which had no advances outstanding as of June 30, 2014), bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2014, our debt included fixed-rate secured mortgage financings with a carrying value of $62.3 million and a fair value of $62.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement on Form S-11 (File No. 333-184677), as amended from time to time (the "Registration Statement"). The following additional risk factors should be considered regarding our potential risks and uncertainties:
Our stockholder' interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our share.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
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

Our cash flows provided by operations were $1.1 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we paid distributions of $15.5 million, of which $1.1 million, or 7.3%, was funded from cash flows from operations, $6.3 million, or 40.4%, was funded from proceeds from the IPO and $8.1 million, or 52.3%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the six months ended June 30, 2014 cash flow from operations included an increase in accounts payable and accrued expenses of $1.8 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2014, there would have been $1.8 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
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
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of June 30, 2014, the following six major tenants represented annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
Anne Arundel Health System	5.8%
BlueCross BlueShield of Florida	5.1%
CHE Trinity Health	6.0%
Ellis Hospital	5.5%
National Mentor Holdings, Inc.	6.3%
Tenet Healthcare Corporation	5.8%
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
As of June 30, 2014, annualized rental income on a straight-line basis in excess of 5% included properties located in the following states:

State	Percentage of Straight-Line Rental Income
Arizona	5.9%
Colorado	6.3%
Florida	14.0%
Georgia	10.0%
Illinois	11.7%
Maryland	6.2%
Michigan	5.8%
New York	26.8%
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act of during the six months ended June 30, 2014.
Use of Proceeds of Registered Securities
On February 14, 2013 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.7 billion of common stock, consisting of up to 68.0 million shares, pursuant to the Registration Statement initially filed on October 31, 2012 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on February 14, 2013, also covers 14.7 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, we announced the reallocation of 13.9 million of our approximately 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3. As of June 30, 2014, we have issued 52.1 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $1.3 billion of offering proceeds, including proceeds from shares issued pursuant to the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2014
Selling commissions and dealer manager fees	$105,197
Other offering costs	16,781
Total offering costs	$121,978
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Six Months Ended
(In thousands)	June 30, 2014
Total commissions paid to the Dealer Manager	$105,197
Less:
Commissions to participating brokers	(72,142)
Reallowance to participating broker dealers	(10,739)
Net to the Dealer Manager	$22,316
As of June 30, 2014, we have incurred $146.8 million of cumulative offering costs in connection with the issuance and distribution of our shares in connection with our IPO. As of June 30, 2014, cumulative offering costs included $20.3 million of offering costs reimbursements incurred from the Advisor and Dealer Manager, excluding commission and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less that the 15% threshold as of June 30, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $1.1 billion at June 30, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2014, we have used the net proceeds from our IPO to purchase 24 properties with an aggregate contract purchase price of $183.1 million. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. Once we have used all the proceeds from the IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.

Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the Company's SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Six months ended June 30, 2014(1)	5	8,014	24.98
Cumulative repurchases as of June 30, 2014(1)	7	9,614	$24.99
_____________________________
(1)     Includes five unfulfilled repurchase requests consisting of 8,014 shares at an average price per share of $24.98, which were approved for repurchase as of June 30, 2014 and completed in August 2014.

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
Edward F. Lange
Chief Financial Officer and Chief Operating Officer (and Principal Financial Officer and Principal Accounting Officer)

Dated: August 6, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.24 *
Increase Letter, dated April 15, 2014, with Keybank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

10.25 *	Agreement for Purchase and Sale of Real Property, effective as of April 14, 2014, by and among American Realty Capital VII, LLC, AW Countryside, LLC and AW St. Andrews, LLC
10.26 *	First Amendment to Agreement for Purchase and Sale of Real Property, dated as of May 14, 2014, by and among American Realty Capital VII, LLC, AW Countryside, LLC and AW St. Andrews, LLC
10.27 *	Agreement for Purchase and Sale of Real Property, effective as of June 5, 2014, by and among AR Capital, LLC, Jackson-Laguna, Jackson II, LLC and Jackson-Big Horn, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith