Form 10-Q
period 2014-09-30
American Realty Capital Healthcare Trust II, Inc.
filed 2014-11-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55201
American Realty Capital Healthcare Trust II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2014, the registrant had 83,211,594 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$65,640	$3,220
Buildings, fixtures and improvements	838,200	37,114
Acquired intangible lease assets	103,443	5,952
Total real estate investments, at cost	1,007,283	46,286
Less: accumulated depreciation and amortization	(11,786)	(1,094)
Total real estate investments, net	995,497	45,192
Cash and cash equivalents	766,061	111,833
Restricted cash	1,902	—
Investment securities, at fair value	18,544	—
Receivable for sale of common stock	4,920	1,286
Prepaid expenses and other assets	18,930	1,888
Deferred costs	4,680	7
Total assets	$1,810,534	$160,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$66,028	$—
Mortgage premiums, net	3,146	—
Below market lease liabilities, net	339	57
Accounts payable and accrued expenses	15,107	962
Deferred rent and other liabilities	1,230	46
Distributions payable	11,100	992
Total liabilities	96,950	2,057

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 81,457,445 and 7,529,789 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	814	75
Additional paid-in capital	1,793,520	161,952
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(80,714)	(3,878)
Total stockholders' equity	1,713,584	158,149
Total liabilities and stockholders' equity	$1,810,534	$160,206

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$10,620	$564	$14,061	$590
Operating expense reimbursement	1,034	88	1,849	89
Resident services and fee income	164	—	164	—
Total revenues	11,818	652	16,074	679

Expenses:
Property operating	4,202	88	5,231	89
Acquisition and transaction related	17,884	533	20,887	651
General and administrative	1,221	49	2,212	104
Depreciation and amortization	7,391	381	10,629	397
Total expenses	30,698	1,051	38,959	1,241
Operating loss	(18,880)	(399)	(22,885)	(562)
Other income (expense):
Interest expense	(1,418)	—	(2,163)	—
Income from investment securities and interest income	275	—	296	—
Total other expense	(1,143)	—	(1,867)	—
Net loss	$(20,023)	$(399)	$(24,752)	$(562)

Other comprehensive loss:
Unrealized loss on investment securities, net	(36)	—	(36)	—
Comprehensive loss	$(20,059)	$(399)	$(24,788)	$(562)

Basic and diluted weighted-average shares outstanding	71,813,126	2,559,022	40,401,362	991,948
Basic and diluted net loss per share	$(0.28)	$(0.16)	$(0.61)	$(0.57)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	7,529,789	$75	$161,952	$—	$(3,878)	$158,149
Issuance of common stock	72,993,267	730	1,813,838	—	—	1,814,568
Common stock offering costs, commissions and dealer manager fees	—	—	(204,350)	—	—	(204,350)
Common stock issued through distribution reinvestment plan	947,382	9	22,491	—	—	22,500
Common stock repurchases	(19,029)	—	(475)	—	—	(475)
Equity-based compensation	6,036	—	64	—	—	64
Distributions declared	—	—	—	—	(52,084)	(52,084)
Other comprehensive loss	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(24,752)	(24,752)
Balance, September 30, 2014	81,457,445	$814	$1,793,520	$(36)	$(80,714)	$1,713,584

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(24,752)	$(562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,515	306
Amortization of intangibles	4,114	91
Amortization of deferred financing costs	841	—
Amortization of mortgage premiums	(387)	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	51	3
Equity-based compensation	64	11
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,222)	(402)
Accounts payable and accrued expenses	8,548	327
Deferred rent and other liabilities	1,184	50
Net cash used in operating activities	(10,044)	(176)
Cash flows from investing activities:
Investment in real estate and other assets	(886,068)	(41,834)
Deposits for real estate acquisitions	(10,451)	(210)
Capital expenditures	(139)	—
Purchase of investment securities	(18,580)	—
Net cash used in investing activities	(915,238)	(42,044)
Cash flows from financing activities:
Payments of mortgage notes payable	(293)	—
Payments of deferred financing costs	(5,408)	—
Proceeds from issuance of common stock	1,810,934	91,923
Common stock repurchases	(294)	—
Payments of offering costs and fees related to common stock issuances	(203,567)	(11,002)
Distributions paid	(19,476)	(380)
Payments to affiliate	(484)	(399)
Restricted cash	(1,902)	—
Net cash provided by financing activities	1,579,510	80,142
Net change in cash	654,228	37,922
Cash, beginning of period	111,833	3
Cash, end of period	$766,061	$37,925

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures:
Cash paid for interest	$1,137	$—
Cash paid for taxes	79	—

Non-Cash Financing Activities:
Proceeds from mortgage notes payable used to acquire investments in real estate	$66,321	$—
Premiums on assumed mortgage notes payable	3,533	—
Liabilities assumed in real estate acquisitions	4,633	—
Common stock issued through distribution reinvestment plan	22,500	385
Reclassification of deferred offering costs to equity	—	807

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust II, Inc. (the "Company") was incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On February 14, 2013, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, the Company announced the reallocation of 13.9 million shares of the 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802).
As of September 30, 2014, the Company had 81.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $2.0 billion. As of September 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $2.0 billion based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value (“NAV”), as determined by American Realty Capital Healthcare II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date on which the Company files its Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the second full fiscal quarter following the earlier of (i) the date on which the Company has invested all of the net proceeds of its primary offering, plus the net proceeds from debt financing equal to its target leverage ratio, but excluding working capital reserves and facilities and (ii) February 14, 2015, which is two years from the effective date of the IPO.
The Company was formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings, seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of September 30, 2014, the Company owned 88 properties consisting of 4.1 million rentable square feet, which were 97.3% leased, excluding seniors housing communities, with a weighted-average remaining lease term of 10.2 years.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, LP (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2014. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2014 other than the updates described below.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014 and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$62,420	$2,279
Buildings, fixtures and improvements	800,947	34,291
Total tangible assets	863,367	36,570
Acquired intangibles:
In-place leases	97,284	5,180
Above-market lease assets	207	236
Below-market lease liabilities	(303)	(61)
Total assets acquired, net	960,555	41,925
Mortgage notes payable assumed to acquire real estate investments	(66,321)	—
Premiums on mortgages assumed	(3,533)	—
Other liabilities assumed (1)	(4,633)	(91)
Cash paid for acquired real estate investments	$886,068	$41,834
Number of properties purchased	81	6
___________________
(1) Other liabilities assumed includes $1.4 million in tenant security deposits assumed at acquisition of properties acquired and a $3.2 million capital lease obligation incurred in conjunction with the transaction described below during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, the Company acquired leasehold interests in six properties from Pinnacle Health Hospitals, a Pennsylvania nonprofit corporation ("PHH"), and has accounted for such interests as capital leases. The Company allocated $118.5 million and $16.3 million of assets at cost associated with the leasehold interests to buildings, fixtures and improvements and in-place leases, respectively, in the table above. Additionally, the Company entered into arrangements to sublease all or a portion of the six properties back to PHH, and assumed in-place subleases with other third-party tenants. Future minimum base rental payments due to the Company under subleases to PHH and other third-party tenants totaled $110.6 million. See Note 9 — Commitments and Contingencies for minimum base cash rental payments due from the Company to PHH under these leasehold interests.
The allocations to land, buildings, fixtures and improvements have been provisionally assigned to each class, pending receipt of additional information. The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to exclude acquisition and transaction related expense of $20.9 million from the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(In thousands)	2014	2013
Pro forma revenues	$109,522	$106,590
Pro forma net income (loss)	$(9,902)	$2,167

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 — December 31, 2014	$9,651
2015	38,371
2016	36,761
2017	35,659
2018	34,354
Thereafter	278,851
$433,647
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of September 30, 2014 and 2013:

	September 30,
Tenant	2014	2013
Adena Health System	*	11.9%
Advocate Health and Hospitals Corporation	*	12.0%
HH/Killeen Health System, LLC	*	14.1%
IASIS Healthcare, LLC	*	16.9%
Meridian Senior Living, LLC	18.8%	*
National Mentor Holdings, Inc.	*	27.4%
Pinnacle Health Hospitals	21.4%	*
Platinum Health Care, LLC	12.6%	*
_______________________________
* Tenant's annualized rental income on a straight-line bases was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2014 and 2013:

	September 30,
State	2014	2013
Colorado	*	27.4%
Florida	32.0%	*
Illinois	*	25.3%
Iowa	20.9%	*
Louisiana	*	16.9%
Michigan	10.0%	*
Ohio	*	11.9%
Texas	*	14.1%
_______________________________
* State's annualized rental income on a straight-line bases was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 4 — Investment Securities
As of September 30, 2014, the Company had investments in common stock, redeemable preferred stock, real estate income funds and a senior note with an aggregate fair value of $18.5 million. The real estate income funds are managed by an affiliate of the Sponsor (see Note 10 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of September 30, 2014. The Company had no such investments as of December 31, 2013.

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Investment securities	18,580	121	(157)	18,544
Unrealized losses as of September 30, 2014 were considered temporary and, therefore, no impairment was recorded during the three and nine months ended September 30, 2014.
The Company's preferred stock investments are redeemable at the respective issuer's option five years after issuance. The senior note matures in 28.5 years and bears interest at 5.45% as of September 30, 2014.
Note 5 — Revolving Credit Facility
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
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The Company did not have any borrowing capacity as there were no assets assigned to the borrowing base of the Credit Facility as of September 30, 2014. There were no advances outstanding as of September 30, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2014, the Company was in compliance with the financial covenants under the Credit Facility agreement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of September 30, 2014. The Company had no mortgage notes payable as of December 31, 2013.

		Outstanding Loan Amount as of	Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2014			Interest Rate		Maturity
		(In thousands)
Creekside Medical Office Building - Douglasville, GA	1	$5,186	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	6,076	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,859	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,516	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,312	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,097	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,739	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,643	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,779	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,901	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,920	6.39%		Fixed		Sep. 2017
Total	13	$66,028	6.15%	(2)
_______________________________
(1) Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting May 11, 2017.
(2) Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2014.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2014:

(In thousands)	Future Principal Payments
October 1, 2014 — December 31, 2014	$235
2015	6,020
2016	14,347
2017	33,196
2018	212
Thereafter	12,018
$66,028
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 7 — Fair Value of Financial Instruments
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
The Company has investments in common stock, redeemable preferred stock, a real estate income fund and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no such assets as of December 31, 2013.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Investment securities	$18,544	$—	$—	$18,544
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$69,174	$69,561	$—	$—
_______________________________
(1) Carrying value includes $66.0 million mortgage notes payable and $3.1 million mortgage premiums, net as of September 30, 2014.
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 8 — Common Stock
The Company had 81.5 million and 7.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $2.0 billion and $186.8 million, including proceeds from shares issued pursuant to the DRIP, as of September 30, 2014 and December 31, 2013, respectively.
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
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. The Company will fund repurchases from proceeds from the sale of common stock pursuant to the DRIP. The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Nine months ended September 30, 2014 (1)	19	19,029	24.97
Cumulative repurchases as of September 30, 2014 (1)	21	20,629	$24.97
_____________________________
(1) Includes eight unfulfilled repurchase requests consisting of 8,866 shares at an average repurchase price per share of $24.97, which were approved for repurchase as of September 30, 2014 and are expected to be completed in November 2014.
Note 9 — Commitments and Contingencies
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

(In thousands)	Future Minimum Base Rent Payments(1)
October 1, 2014 — December 31, 2014	$43
2015	172
2016	176
2017	179
2018	183
Thereafter	11,629
$12,382
_______________________________
(1) Future minimum base rental payments includes $2.3 million of imputed interest related to our capital lease obligations.
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of September 30, 2014 and December 31, 2013, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2013, the Company had $0.5 million payable to the Sponsor primarily related to funding the payment of third party professional fees and offering costs. There were no such amounts payable as of September 30, 2014.
During the nine months ended September 30, 2014, the Company invested $2.0 million in real estate income funds managed by an affiliate of the Sponsor (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees incurred from the Dealer Manager	$67,004	$5,947	$172,201	$8,692	$465	$127
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

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$14,700	$538	$30,023	$1,253	$720	$192
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2014, offering and related costs, excluding commissions and dealer manager fees, were lower than 2.0% of gross proceeds received from the IPO by $1.0 million.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

After the general escrow break, the Advisor and the Dealer Manager elected to cap cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of September 30, 2014, cumulative offering costs were $229.1 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of September 30, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
For its asset management services, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The asset management subordination is an amount equal to: (i) the excess of (A) the product of (y) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV once we begin calculating NAV) multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2014, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2014, the Company's board of directors approved the issuance of 27,418 Class B Units to the Advisor in connection with this arrangement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations.  Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of September 30, 2014. These fees are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2014		2013		2014		2013		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$12,280	$—	$457	$—	$14,333	$—	$541	$—	$—	$—
Financing coordination fees	52	—	—	—	1,997	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	—	124	—	9	—	171	—	9	—	—
Strategic advisory fees	335	—	152	—	605	—	180	—	—	—
Distributions on Class B Units	9	—	—	—	16	—	—	—	—	1
Total related party operation fees and reimbursements	$12,676	$124	$609	$9	$16,951	$171	$721	$9	$—	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. The following table reflects costs absorbed by the Advisor during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,		Receivable as of
(In thousands)	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Property operating expenses absorbed	$—	$—	$—	$—	$—	$150
General and administrative expenses absorbed	—	302	—	479	—	843
Total expenses absorbed	$—	$302	$—	$479	$—	$993
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2014 or 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2014 or 2013.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three and nine months ended September 30, 2014 or 2013.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three and nine months ended September 30, 2014 or 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
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
Note 11 — Economic Dependency
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
Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the nine months ended September 30, 2014:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	3,999	$22.50
Granted	3,999	22.50
Vested	(800)	22.50
Unvested, September 30, 2014	7,198	$22.50
As of September 30, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.1 years. The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $8,000 and $4,000 during the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was approximately $18,000 and $11,000 during the nine months ended September 30, 2014 and 2013, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three and nine months ended September 30, 2014, the Company issued 1,433 and 2,036 shares in lieu of approximately $32,000 and $46,000 in cash, respectively. There were no shares issued in lieu of cash during the three and nine months ended September 30, 2013.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(20,023)	$(399)	$(24,752)	$(562)
Basic and diluted weighted-average shares outstanding	71,813,126	2,559,022	40,401,362	991,948
Basic and diluted net loss per share	$(0.28)	$(0.16)	$(0.61)	$(0.57)
The Company had the following common share equivalents as of September 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	September 30,
	2014	2013
Unvested restricted stock	7,198	3,999
OP Units	90	—
Class B units	27,418	618
Total common share equivalents	34,706	4,617

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 14 — Segment Reporting
During the three and nine months ended September 30, 2014, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings; triple-net buildings; and seniors housing communities. During the three and nine months ended September 30, 2013, the Company did not own any seniors housing communities and therefore, operated in two reportable business segments.
These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings segment primarily consists of medical office buildings leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The seniors housing communities segment primarily consists of investments in assisted living, independent living, memory care and skilled nursing facilities located in the United States which the Company operates through engaging independent third-party managers. The triple-net buildings segment primarily consists of investments in hospitals, inpatient rehabilitation facilities and seniors housing communities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
For federal income tax purposes, the Company has qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. REIT status imposes limitations related to seniors housing communities. Generally, to qualify as a REIT, the Company cannot directly operate seniors housing communities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed a TRS subsidiary under the OP to operate the seniors housing communities pursuant to contracts with unaffiliated management companies. The Company's TRS entity incurred $0.1 million in federal and state income taxes for the three and nine months ended September 30, 2014. The Company did not own any seniors housing communities and therefore did not have any TRS entities or incur any federal or state income tax expense during the three and nine months ended September 30, 2013. Federal and state income taxes are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$4,044	$2,000	$4,576	$10,620	$6,684	$2,801	$4,576	$14,061
Operating expense reimbursements	1,022	12	—	1,034	1,808	41	—	1,849
Resident services and fee income	—	—	164	164	—	—	164	164
Total revenues	5,066	2,012	4,740	11,818	8,492	2,842	4,740	16,074

Property operating and maintenance	1,389	15	2,798	4,202	2,390	43	2,798	5,231
Net operating income	$3,677	$1,997	$1,942	7,616	$6,102	$2,799	$1,942	10,843
Acquisition and transaction related				(17,884)				(20,887)
General and administrative				(1,221)				(2,212)
Depreciation and amortization				(7,391)				(10,629)
Interest expense				(1,418)				(2,163)
Income from investment securities and other income				275				296
Net loss attributable to stockholders				$(20,023)				$(24,752)

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$288	$276	$—	$564	$314	$276	$—	$590
Operating expense reimbursements	77	11	—	88	78	11	—	89
Resident services and fee income	—	—	—	—	—	—	—	—
Total revenues	365	287	—	652	392	287	—	679

Property operating and maintenance	77	11	—	88	78	11	—	89
Net operating income	$288	$276	$—	564	$314	$276	$—	590
Acquisition and transaction related				(533)				(651)
General and administrative				(49)				(104)
Depreciation and amortization				(381)				(397)
Net loss attributable to stockholders				$(399)				$(562)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(In thousands)	2014	2013
ASSETS
Investments in real estate:
Medical office buildings	306,695	27,520
Triple-net buildings	201,628	17,672
Seniors housing communities	487,174	—
Total reportable segments, net	995,497	45,192
Cash and cash equivalents	766,061	111,833
Restricted cash	1,902	—
Investment securities, at fair value	18,544	—
Receivable for sale of common stock	4,920	1,286
Prepaid expenses and other assets	18,930	1,888
Deferred costs	4,680	7
Total assets	1,810,534	160,206
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2014, the Company had 83.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $2.1 billion.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2014	October 1, 2014 to October 31, 2014	Total
Common stock	$2,023,455	$43,148	$2,066,603
Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2014 to October 31, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, September 30, 2014	88	4,091,547	$1,001,763
Acquisitions	8	441,537	141,410
Portfolio, October 31, 2014	96	4,533,084	$1,143,173
________________________
(1)    Contract purchase price, excluding acquisition related costs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Management Update
On November 10, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his roles as president, secretary and treasurer of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Thomas P. D’Arcy, currently the chief executive officer of the Company, to serve as the Company’s president and secretary. Mr. D’Arcy will also continue to serve in his capacity as chief executive officer of the Company. Also simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Edward F. Lange, Jr., currently the chief financial officer and chief operating officer of the Company, to serve as the Company’s treasurer. Mr. Lange will also continue to serve in his capacity as chief financial officer and chief operating officer of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust II, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust II, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare Trust II Operating Partnership, LP, a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare II Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment in us.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
Overview
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On February 14, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, we announced the reallocation of 13.9 million shares of the 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802).
As of September 30, 2014, we had 81.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $2.0 billion. As of September 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $2.0 billion based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The NAV pricing date means the date on which we file our Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the second full fiscal quarter following the earlier of (i) the date on which we have invested all of the net proceeds of its primary offering, plus the net proceeds from debt financing equal to its target leverage ratio, but excluding working capital reserves and facilities and (ii) February 14, 2015, which is two years from the effective date of the IPO.
We were formed to acquire a diversified portfolio of healthcare-related assets, including medical office buildings, seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of September 30, 2014, we owned 88 properties consisting of 4.1 million rentable square feet, which were 97.3% leased, excluding seniors housing communities, with a remaining lease term of 10.2 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VII, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partners are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

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

Properties
The following table presents certain additional information about the properties we own as of September 30, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Medical Office Buildings:
Fresenius Medical Care - Winfield, AL	May 2013	1	5,564	100.0%	8.4	$1,920
Adena Health Center - Jackson, OH	Jun. 2013	1	24,924	100.0%	9.4	5,446
Oak Lawn Medical Center - Oak Lawn, IL	Aug. 2013	1	26,324	100.0%	3.4	10,300
Surgery Center of Temple - Temple, TX	Aug. 2013	1	10,400	100.0%	12.4	6,150
Greenville Health System - Greenville, SC	Oct. 2013	1	21,603	100.0%	5.5	4,300
Arrowhead Medical Plaza II - Glendale, AZ	Feb. 2014	1	45,366	94.0%	3.2	11,170
Village Center Parkway - Stockbridge, GA	Feb. 2014	1	25,051	72.1%	5.8	4,100
Stockbridge Family Medical - Stockbridge, GA	Feb. 2014	1	19,822	65.7%	3.8	3,120
Creekside Medical Office Building - Douglasville, GA	Apr. 2014	1	54,899	87.6%	7.2	10,030
Bowie Gateway Medical Center - Bowie, MD	May 2014	1	36,260	100.0%	6.2	12,450
Campus at Crooks & Auburn Building D - Rochester Hills, MI	May 2014	1	24,529	88.9%	5.3	5,000
Medical Center of New Windsor - New Windsor, NY	May 2014	1	48,377	80.8%	4.6	11,590
Plank Medical Center - Clifton Park, NY	May 2014	1	24,835	84.4%	0.3	4,530
Cushing Center - Schenectady, NY	May 2014	1	45,301	95.3%	5.2	13,200
Berwyn Medical Center - Berwyn, IL	May 2014	1	42,779	100.0%	6.8	11,000
Countryside Medical Arts - Safety Harbor, FL	May 2014	1	50,972	100.0%	10.3	9,342
St. Andrews Medical Park - Venice, FL.	May 2014	3	60,441	95.3%	3.5	13,308
Campus at Crooks & Auburn Building C - Rochester Hills, MI	Jun. 2014	1	24,224	100.0%	7.5	5,250
Slingerlands Crossing Phase I - Bethlehem, NY	Jun. 2014	1	43,173	93.1%	6.6	10,600
Slingerlands Crossing Phase II - Bethlehem, NY	Jun. 2014	1	47,696	100.0%	6.5	12,175
UC Davis Medical Office Building - Elk Grove, CA	Jul. 2014	1	25,861	100.0%	8.6	10,049
Laguna Professional Center - Elk Grove, CA	Jul. 2014	2	41,932	96.3%	3.5	17,451
Benedictine Cancer Center - Kingston, NY	Aug. 2014	1	36,479	100.0%	15.2	11,200
Arrowhead Medical Plaza I - Glendale, AZ	Sep. 2014	1	34,172	57.0%	4.4	8,100
Cardiovascular Consultants of Cape Girardeau Medical Office Building- Cape Girardeau, MO	Sep. 2014	1	28,634	100.0%	4.3	8,500
Fredericksen Outpatient Center Clinical Building - Mechanicsburg, PA	Sep. 2014	1	69,437	100.0%	12.0	24,065
Brady MOB - Harrisburg, PA	Sep. 2014	1	92,413	100.0%	12.0	26,370
Community Health MOB - Harrisburg, PA	Sep. 2014	1	48,212	100.0%	12.0	7,020
Fredericksen Outpatient Center I - Mechanicsburg, PA	Sep. 2014	1	56,057	100.0%	4.7	11,255
Fredericksen Outpatient Center II - Mechanicsburg, PA	Sep. 2014	1	64,259	100.0%	9.4	20,585
Total Medical Office Buildings		33	1,179,996	94.6%	7.3	309,576
Triple-Net Leased Buildings:
Ouachita Community Hospital - West Monroe, LA	Jul. 2013	1	17,830	100.0%	9.4	6,834
CareMeridian - Littleton, CO	Aug. 2013	1	27,630	100.0%	12.8	11,275
Big Spring Care Center - Humansville, MO	Jul. 2014	1	19,832	100.0%	14.8	6,761
Buffalo Prairie Care Center - Buffalo, MO	Jul. 2014	1	20,070	100.0%	14.8	3,778
Cassville Health Care & Rehab - Cassville, MO	Jul. 2014	1	33,697	100.0%	14.8	3,380
Country Aire Retirement Estates - Lewistown, MO	Jul. 2014	1	23,034	100.0%	14.8	5,568
Edgewood Manor Nursing Home - Raytown, MO	Jul. 2014	1	34,160	100.0%	14.8	2,585
Georgian Gardens - Potosi, MO	Jul. 2014	1	33,682	100.0%	14.8	4,872
Gregory Ridge Living Center - Kansas City, MO	Jul. 2014	1	46,121	100.0%	14.8	5,369
Marshfield Care Center - Marshfield, MO	Jul. 2014	1	23,383	100.0%	14.8	3,878
Parkway Health Care Center - Kansas City, MO	Jul. 2014	1	30,673	100.0%	14.8	6,164
Buchanan Meadows - Buchanan, MI	Aug. 2014	1	25,577	100.0%	14.9	7,384
Crystal Springs - Kentwood, MI	Aug. 2014	1	36,756	100.0%	14.9	15,377
Golden Orchards - Fennville, MI	Aug. 2014	1	25,811	100.0%	14.9	5,823
Lakeside Vista - Holland, MI	Aug. 2014	1	110,401	100.0%	14.9	12,742
Liberty Court - Dixon, IL	Aug. 2014	1	19,541	100.0%	14.9	2,123
Prestige Centre - Buchanan, MI	Aug. 2014	1	14,800	100.0%	14.9	2,552
Prestige Commons - Chesterfield Twp, MI	Aug. 2014	1	39,995	100.0%	14.9	5,752

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Prestige Pines - Dewitt, MI	Aug. 2014	1	24,847	100.0%	14.9	3,598
Prestige Place - Clare, MI	Aug. 2014	1	10,760	100.0%	14.9	1,266
Prestige Point - Grand Blanc, MI	Aug. 2014	1	15,817	100.0%	14.9	3,363
Prestige Way - Holt, MI	Aug. 2014	1	15,185	100.0%	14.9	5,883
The Atrium - Rockford, IL	Aug. 2014	1	21,862	100.0%	14.9	4,830
Waldon Woods - Wyoming, MI	Aug. 2014	1	49,270	100.0%	14.9	6,320
Whispering Woods - Grand Rapids, MI	Aug. 2014	1	82,654	100.0%	14.9	13,187
Golden Years - Harrisonville, MO	Sep. 2014	1	47,670	100.0%	14.8	9,644
Landis Memorial - Harrisburg, PA	Sep. 2014	1	314,790	100.0%	12.0	42,565
Total Triple-Net Leased Buildings		27	1,165,848	100.0%	14.1	202,873
Seniors Housing Communities:
Horizon Bay Memory Care by the Bay - Tampa, FL	Jul. 2014	1	56,996	99.3%	N/A	24,200
Autumn Ridge of Clarkston - Clarkston, MI	Aug. 2014	1	68,725	93.0%	N/A	22,000
Sunnybrook of Burlington - Burlington, IA	Aug. 2014	1	52,678	95.5%	N/A	18,490
Sunnybrook of Carroll - Carroll, IA	Aug. 2014	1	38,185	97.8%	N/A	12,600
Sunnybrook of Fairfield - Fairfield, IA	Aug. 2014	1	52,857	90.5%	N/A	15,500
Sunnybrook of Ft. Madison - Ft. Madison, IA	Aug. 2014	1	38,947	93.5%	N/A	10,400
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	Aug. 2014	1	38,835	100.0%	N/A	12,000
Sunnybrook of Muscatine - Muscatine, IA	Aug. 2014	1	53,484	96.9%	N/A	15,200
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	Aug. 2014	1	50,000	91.1%	N/A	9,500
Prairie Hills at Clinton - Clinton, IA	Aug. 2014	1	55,791	98.6%	N/A	21,175
Prairie Hills at Des Moines - Des Moines, IA	Aug. 2014	1	58,366	56.8%	N/A	15,000
Prairie Hills at Tipton - Tipton, IA	Aug. 2014	1	39,194	84.8%	N/A	11,400
Prairie Hills at Independence - Independence, IA	Aug. 2014	1	44,624	84.5%	N/A	11,800
Prairie Hills at Ottumwa - Ottumwa, IA	Aug. 2014	1	40,939	100.0%	N/A	10,500
Diamond View Assisted Living Community - Meridian, ID	Sep. 2014	1	55,846	92.5%	N/A	8,700
Benton House - Brunswick - Brunswick, GA	Sep. 2014	1	33,847	66.4%	N/A	16,741
Benton House - Dublin - Dublin, GA	Sep. 2014	1	40,944	87.3%	N/A	10,685
Benton House - Johns Creek - Johns Creek, GA	Sep. 2014	1	38,675	85.6%	N/A	13,915
Benton House - Lee's Summit - Lee's Summit, MO	Sep. 2014	1	48,008	98.6%	N/A	29,584
Benton House - Roswell - Roswell, GA	Sep. 2014	1	40,010	91.1%	N/A	10,498
Benton House - Titusville - Titusville, FL	Sep. 2014	1	45,933	75.4%	N/A	16,317
Allegro at Elizabethtown - Elizabethtown, KY	Sep. 2014	1	58,216	91.0%	N/A	8,743
Allegro at Jupiter - Jupiter, FL	Sep. 2014	1	174,860	98.6%	N/A	57,255
Allegro at St Petersburg - St Petersburg, FL	Sep. 2014	1	194,800	84.0%	N/A	15,546
Allegro at Stuart - Stuart, FL	Sep. 2014	1	218,892	92.8%	N/A	70,223
Allegro at Tarpon - Tarpon Springs, FL	Sep. 2014	1	106,051	97.8%	N/A	17,732
Total Seniors Housing Communities		26	1,745,703	90.3%	N/A	485,704
Land:
Sunnybrook of Burlington - Land - Burlington, IA	Aug. 2014	1	N/A	N/A	N/A	610
Allegro at St Petersburg - Land - St Petersburg, FL	Sep. 2014	1	N/A	N/A	N/A	3,000
Total Land		2	N/A	N/A	N/A	3,610
Portfolio, September 30, 2014		88	4,091,547	97.3%	10.2	$1,001,763
_______________________________

(1)	Remaining lease term in years as of September 30, 2014, calculated on a weighted-average basis, as applicable, excluding seniors housing communities.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We purchased our first property and commenced our real estate operations in May 2013. As of September 30, 2014, we owned 88 properties with an aggregate purchase price of $1.0 billion, comprised of 4.1 million rentable square feet. As of September 30, 2013, we owned six properties with an aggregate purchase price of $41.9 million, comprised of 112,672 rentable square feet. Accordingly, our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 reflect significant increases in most categories.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Rental Income
Rental income was $10.6 million for the three months ended September 30, 2014, compared to approximately $0.6 million for the three months ended September 30, 2013. The increase in rental income was directly related to our acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements were $1.0 million for the three months ended September 30, 2014, compared to $0.1 million for the three months ended September 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our acquisitions.
Resident Services and Fee Income
Resident services and fee income of $0.2 million for the three months ended September 30, 2014 relates to services offered to residents in our seniors housing communities depending on the level of care required, as well as fees associated with other ancillary services. We did not own any seniors housing communities and therefore did not have any resident services and fee income for the three months ended September 30, 2013.
Property operating expenses
Property operating expenses were $4.2 million for the three months ended September 30, 2014, compared to $0.1 million for the three months ended September 30, 2013. These costs primarily relate to the costs associated with maintaining our properties, including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. The increase in property operating expenses was directly related to our acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $17.9 million for the three months ended September 30, 2014 related to our acquisition of 64 properties with an aggregate purchase price of $818.7 million. Acquisition and transaction related expenses of $0.5 million for the three months ended September 30, 2013, related to our acquisition of four properties for an aggregate purchase price of $34.6 million.
General and Administrative Expenses
General and administrative expenses were $1.2 million for the three months ended September 30, 2014, compared to approximately $49,000 for the three months ended September 30, 2013. Professional fees and federal and state taxes increased $0.9 million in order to support our larger real estate portfolio. In addition, the Advisor absorbed $0.3 million in general and administrative expenses during the three months ended September 30, 2013. No general and administrative expense was absorbed by the Advisor during the three months ended September 30, 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expense was $7.4 million for the three months ended September 30, 2014, compared to $0.4 million for the three months ended September 30, 2013. The increase in depreciation and amortization expense related to our acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense of $1.4 million for the three months ended September 30, 2014 related to our mortgage notes payable balance of $66.0 million as of September 30, 2014, as well as non-usage fees on our senior secured credit facility and the related amortization of deferred financing costs. We did not have any debt and, therefore, did not have interest expense during the three months ended September 30, 2013.
Income From Investment Securities and Interest Income
Income from investment securities and interest income of $0.3 million for the three months ended September 30, 2014 includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. We did not have any investment securities or interest bearing accounts during the three months ended September 30, 2013 and, therefore, had no income from our investment securities or interest income.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Rental Income
Rental income was $14.1 million for the nine months ended September 30, 2014, compared to $0.6 million for the nine months ended September 30, 2013. The increase in rental income was directly related to our acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements were $1.8 million for the nine months ended September 30, 2014, compared to $0.1 million for the nine months ended September 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to acquisitions.
Resident Services and Fee Income
Resident services and fee income of $0.2 million for the nine months ended September 30, 2014 relates to services offered to residents in our seniors housing communities depending on the level of care required, as well as fees associated with other ancillary services. We did not own any seniors housing communities and therefore did not have any resident services and fee income for the nine months ended September 30, 2013.
Property operating expenses
Property operating expenses were $5.2 million for the nine months ended September 30, 2014, compared to $0.1 million for the nine months ended September 30, 2013. These costs primarily relate to the costs associated with maintaining our properties, including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. The increase in property operating expenses was directly related to acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $20.9 million for the nine months ended September 30, 2014, related to our acquisition of 81 properties with an aggregate purchase price of $955.5 million. Acquisition and transaction related expenses of $0.7 million for the nine months ended September 30, 2013, related to our acquisition of six properties for a aggregate purchase price of $41.9 million.
General and Administrative Expenses
General and administrative expenses were $2.2 million for the nine months ended September 30, 2014, compared to $0.1 million for the nine months ended September 30, 2013. Professional fees, federal and state taxes, board member compensation and insurance costs increased $1.7 million in order to support our larger real estate portfolio. In addition, the Advisor absorbed $0.5 million in general and administrative expenses during the nine months ended September 30, 2013. No general and administrative expense was absorbed by the Advisor during the nine months ended September 30, 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expense was $10.6 million for the nine months ended September 30, 2014, compared to $0.4 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expense related to our acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense of $2.2 million for the nine months ended September 30, 2014 related to our mortgage notes payable balance of $66.0 million as of September 30, 2014, as well as non-usage fees on our senior secured credit facility and the related amortization of deferred financing costs. We did not have any debt and, therefore, did not have interest expense during the nine months ended September 30, 2013.
Income From Investment Securities and Interest Income
Income from investment securities and interest income of $0.3 million for the nine months ended September 30, 2014 includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. We did not have any investment securities or interest bearing accounts during the nine months ended September 30, 2013 and, therefore, had no income from our investment securities or interest income.

Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash used in operating activities was $10.0 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the nine months ended September 30, 2014 included $20.9 million of acquisition and transaction costs. Cash outflows related to a net loss adjusted for non-cash items of $13.6 million (net loss of $24.8 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and mortgage premiums and share based compensation of $11.2 million) and an increase in prepaid and other assets of $6.2 million due to rent and other receivables, unbilled receivables recorded in accordance with straight-line basis accounting and prepaid real estate taxes and insurance. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $8.5 million primarily related to accrued real estate taxes and accrued property operating expenses for our medical office buildings and seniors housing communities and $1.2 million in deferred rent.
Net cash used in investing activities during the nine months ended September 30, 2014 was $915.2 million. The cash used in investing activities included $886.1 million to acquire 81 properties. Net cash used in investing activities also included $0.1 million of capital expenditures, $10.5 million for deposits on pending real estate acquisitions and $18.6 million for the purchase of investment securities.
Net cash provided by financing activities of $1.6 billion during the nine months ended September 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1.8 billion, partially offset by payments made on mortgage notes payable of $0.3 million, payments of deferred financing costs of $5.4 million, payments for common stock repurchases of $0.3 million, payments related to offering costs of $203.6 million, distributions paid to stockholders of $19.5 million, payments to affiliates for advances to fund offering costs of $0.5 million and increases in restricted cash of $1.9 million.
Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash used in operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2013 included $0.7 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.2 million (net loss of $0.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $0.4 million) and an increase in prepaid expenses of $0.4 million primarily related to real estate taxes, insurance, rent receivable and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by cash inflows that consisted of an increase in accounts payable and accrued expenses of $0.3 million related to accrued real estate taxes and accrued professional fees, and deferred rent of $0.1 million.
The net cash used in investing activities during the nine months ended September 30, 2013 of $42.0 million related to the acquisition of six properties with an aggregate purchase price of $41.9 million. Net cash used in investing activities also included a deposit on an acquisition of $0.2 million, which closed in October 2013.
Net cash provided by financing activities of $80.1 million during the nine months ended September 30, 2013 related to proceeds, net of receivables, from the issuance of common stock of $91.9 million, partially offset by net advances from affiliates of $0.4 million, payments related to offering costs of $11.0 million and $0.4 million in distributions paid to stockholders.
Liquidity and Capital Resources
Pursuant to the IPO, we are offering and selling up to $1.7 billion in shares of our common stock to the public, until the NAV pricing date, at $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP, under which our stockholders may elect to have distributions reinvested in additional shares. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, we announced the reallocation of 13.9 million of our approximately 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3. Commencing with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. As of September 30, 2014, we had 81.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $2.0 billion.

On March 21, 2014, we entered into a senior secured credit facility in the amount of $50.0 million (the "Credit Facility"). On April 15, 2014, we entered into an increase letter, increasing the amount available under the Credit Facility to $200.0 million. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $450.0 million. The Credit Facility matures on March 21, 2017, subject to two one-year extension options. There were no advances outstanding as of September 30, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. We plan to add our unencumbered acquisitions to the borrowing base of the Credit Facility during the fourth quarter of 2014. As of September 30, 2014, we had no assets assigned to the Credit Facility.
As of September 30, 2014, we had cash of $766.1 million, which we expect to use to fund acquisitions. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions. As of October 31, 2014, we had raised $2.1 billion in our IPO, which we expect to close during the fourth quarter of 2014. We expect to utilize the net proceeds from the sale of our common stock and proceeds from our Credit Facility and secured financings to fund future property acquisitions.
Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash advances under our Credit Facility and mortgage or other debt proceeds, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units. As of October 31, 2014, we owned 96 properties with an aggregate purchase price of $1.1 billion. We currently have $514.2 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. We may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from our Credit Facility and secured mortgage financings. Once we have used all the proceeds from the IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
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

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the Company's SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Nine months ended September 30, 2014(1)	19	19,029	24.97
Cumulative repurchases as of September 30, 2014(1)	21	20,629	$24.97
_____________________________
(1) Includes eight unfulfilled repurchase requests consisting of 8,866 shares at an average repurchase price per share of $24.97, which were approved for repurchase as of September 30, 2014 and are expected to be completed in November 2014.
Acquisitions
As of October 31, 2014, we owned 96 properties with an aggregate purchase price of $1.1 billion. We currently have $514.2 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Net loss (in accordance with GAAP)	$(582)	$(4,147)	$(20,023)	$(24,752)
Depreciation and amortization	857	2,381	7,391	10,629
FFO	275	(1,766)	(12,632)	(14,123)
Acquisition fees and expenses (1)	404	2,599	17,884	20,887
Amortization of above or accretion of below market leases and liabilities, net (2)	15	22	14	51
Straight-line rent (3)	(80)	(117)	(462)	(659)
Accretion of discount/amortization of premiums	—	(106)	(281)	(387)
MFFO	$614	$632	$4,523	$5,769
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

During the nine months ended September 30, 2014, distributions paid to common stockholders totaled $42.0 million, inclusive of $22.5 million of distributions reinvested through the DRIP. During the nine months ended September 2014, cash used to pay distributions was generated from net proceeds from our offering.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$1,923		$5,481		$12,068		$19,472
Distributions reinvested	2,047		6,060		14,393		22,500
Distributions on unvested restricted stock	2		1		1		4
Total distributions	$3,972		$11,542		$26,462		$41,976

Source of distribution coverage:
Cash flows provided by (used in) operations (1)	$1,301	32.8%	$(163)	(1.4)%	$(1,138)	(4.3)%	$—	—%
Proceeds from issuance of common stock	624	15.7%	5,645	48.9%	13,207	49.9%	19,476	46.4%
Common stock issued under the DRIP / offering proceeds	2,047	51.5%	6,060	52.5%	14,393	54.4%	22,500	53.6%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$3,972	100.0%	$11,542	100.0%	$26,462	100.0%	$41,976	100.0%

Cash flows provided by operations (GAAP basis) (1)	$1,301		$(163)		$(11,182)		$(10,044)
Net loss (in accordance with GAAP)	$(582)		$(4,147)		$(20,023)		$(24,752)
______________________________
(1) Cash flows used in operations for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014 and for the nine months ended September 30, 2014 reflect acquisition and transaction related expenses of $0.4 million, $2.6 million, $17.9 million and $20.9 million, respectively.

For the nine months ended September 30, 2014, cash flows used in operations were $10.0 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through September 30, 2014:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	September 30, 2014
Distributions paid:
Common stockholders in cash	$20,775
Common stockholders pursuant to DRIP/offering proceeds	23,845
Unvested restricted stock	7
Total distributions paid	$44,627

Reconciliation of net loss:
Revenues	$17,891
Acquisition and transaction related	(21,617)
Depreciation and amortization	(11,706)
Other operating expenses	(7,689)
Other non-operating expenses	(1,867)
Net loss (in accordance with GAAP) (1)	$(24,988)

Cash flows provided by operations	$(10,808)

FFO	$(13,220)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio (total secured debt, divided by the base purchase price of acquired real estate investments) was approximately 6.6% as of September 30, 2014.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of September 30, 2014, the outstanding mortgage notes payable had weighted average effective interest rates of 6.15%. As of September 30, 2014, we had no advances outstanding under the Credit Facility.

		October 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$66,028	$235	$20,367	$33,408	$12,018
Interest on mortgage notes payable	11,565	1,013	7,233	3,060	259
Lease rental payments due	12,382	43	348	362	11,629
	$89,975	$1,291	$27,948	$36,830	$23,906
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify, for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain of our officers and directors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility (which had no advances outstanding as of September 30, 2014), bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2014, our debt included fixed-rate secured mortgage financings with a carrying value of $69.2 million and a fair value of $69.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.1 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The following additional risk factors should be considered regarding our potential risks and uncertainties:
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our Sponsor, regarding certain accounting errors may affect our ability to raise capital.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing; no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our Sponsor.  While ARCP’s former chief financial officer does not have a current role in the management of our Sponsor’s or our business, he did serve as our chief financial officer from October 2012 to December 2013.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our Sponsor have temporarily suspended their participation in the distribution of those offerings. Although we have substantially completed our initial public offering, we may seek to raise additional capital in connection with the operation of our business.  Similarly to other entities sponsored directly or indirectly by the parent of our Sponsor, the recent announcement by ARCP, as well as any future announcements by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements.  If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.
Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our shares.
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
Our cash flows used in operations were $10.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we paid distributions of $42.0 million, of which $19.5 million, or 46.4%, was funded from proceeds from the IPO and $22.5 million, or 53.6%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the nine months ended September 30, 2014 cash flow from operations included an increase in accounts payable and accrued expenses of $8.5 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2014, there would have been $8.5 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.

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
We rely significantly on three major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of September 30, 2014, the following three major tenants represented annualized rental income on a straight-line basis, which represented 5% or more of our consolidated annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
Meridian Senior Living, LLC	18.8%
Pinnacle Health Hospitals	21.4%
Platinum Health Care, LLC	12.6%
Therefore, the financial failure of any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in either the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.
Our property portfolio has a high concentration of properties located in six states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
As of September 30, 2014, the following six states represented annualized rental income on a straight-line basis, which represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-Line Rental Income
Florida	32.0%
Georgia	8.0%
Iowa	20.9%
Michigan	10.0%
Missouri	7.0%
Pennsylvania	7.4%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2014.
Use of Proceeds of Registered Securities
On February 14, 2013 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.7 billion of common stock, consisting of up to 68.0 million shares, pursuant to the Registration Statement (File No. 333-184677) initially filed on October 31, 2012 with the SEC under the Securities Act. The Registration Statement, which was declared effective by the SEC on February 14, 2013, also covers 14.7 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. On July 23, 2014, we announced the reallocation of 13.9 million of our approximately 14.2 million remaining unsold shares available pursuant to the DRIP. On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). As of September 30, 2014, we have issued 81.5 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $2.0 billion of offering proceeds, including proceeds from shares issued pursuant to the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2014
Selling commissions and dealer manager fees	$172,201
Other offering costs	32,149
Total offering costs	$204,350
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Nine Months Ended
(In thousands)	September 30, 2014
Total commissions paid to the Dealer Manager	$172,201
Less:
Commissions to participating brokers	(117,636)
Reallowance to participating broker dealers	(19,782)
Net to the Dealer Manager	$34,783

As of September 30, 2014, we have incurred $229.1 million of cumulative offering costs in connection with the issuance and distribution of our shares in connection with our IPO. As of September 30, 2014, cumulative offering costs included $35.0 million of offering costs reimbursements incurred from the Advisor and Dealer Manager, excluding commission and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $1.8 billion at September 30, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we have used the net proceeds from our IPO to purchase 88 properties with an aggregate contract purchase price of $1.0 billion. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. Once we have used all the proceeds from the IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the Company's SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Nine months ended September 30, 2014(1)	19	19,029	24.97
Cumulative repurchases as of September 30, 2014(1)	21	20,629	$24.97
_____________________________
(1) Includes eight unfulfilled repurchase requests consisting of 8,866 shares at an average repurchase price per share of $24.97, which were approved for repurchase as of September 30, 2014 and are expected to be completed in November 2014.
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
Edward F. Lange
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.28 *	Agreement for Lease of Real Property, dated as of June 14, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.29*	First Amendment to Agreement for Lease of Real Property, dated as of July 16, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.30*	Second Amendment to Agreement for Lease of Real Property, dated as of August 1, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.31*	Third Amendment to Agreement for Lease of Real Property, dated as of September 26, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.33*
Agreement of Sale, dated as of June 16, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., Leisure Living Properties - Holt, LLC, Leisure Living Properties - Dewitt, LLC, Lifehouse Crystal Manor Property, LLC, Lifehouse Waldon Woods Property, LLC, Lifehouse - Golden Acres Properties, LLC, Lifehouse - Golden Acres Properties II, LLC, Lifehouse Grand Blanc Properties, LLC, Lifehouse Clare Properties, LLC, Lifehouse Mt. Pleasant Properties, LLC, Lifehouse Mt. Pleasant Properties II, LLC, Lifehouse Prestige Commons Properties, LLC, Leisure Living Properties - Buchanan, LLC, Lifehouse Buchanan Property-II, LLC, Leisure Living Properties - Grand Rapids, LLC, Leisure Living Properties - Holland, LLC, Lifehouse - Oakridge Manor Dixon Properties, LLC, Lifehouse - Oakridge Manor Rockford Properties, LLC, (collectively, the “Lifehouse Sellers”), and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.34*
First Amendment to Agreement of Sale, dated as of July 20, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., the Lifehouse Sellers and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.35*
Second Amendment to Agreement of Sale, dated as of August 7, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., American Realty Capital Healthcare Trust II Operating Partnership, L.P., the Lifehouse Sellers and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.36*
Asset Purchase Agreement, dated as of July 2, 2014, by and between American Realty Capital Healthcare Trust II Operating Partnership, LP and PHBS REALTY, LLC, PHGG REALTY, LLC, PHCA REALTY, LLC, PHKC SWOPE REALTY, LLC, PHKC CLEVELAND REALTY, LLC, PHMC REALTY, LLC, PHDC REALTY, LLC, PHBC REALTY, LLC, PHGY REALTY, LLC and PHEM REALTY, LLC

10.37*
First Amendment to Asset Purchase Agreement, dated as of July 30, 2014, by and between American Realty Capital Healthcare Trust II Operating Partnership, LP and PHBS REALTY, LLC, PHGG REALTY, LLC, PHCA REALTY, LLC, PHKC SWOPE REALTY, LLC, PHKC CLEVELAND REALTY, LLC, PHMC REALTY, LLC, PHDC REALTY, LLC, PHBC REALTY, LLC, PHGY REALTY, LLC and PHEM REALTY, LLC

10.38*
Asset Purchase Agreement, dated as of August 1, 2014, by and among American Realty Capital Healthcare Trust II Operating Partnership, LP and ECI Acquisition I, LLC, Village Assisted Living, LLC, Mt. Pleasant Assisted Living, LLC, Burlington Assisted Living, LLC, Muscatine Assisted Living, LLC, Carroll Assisted Living, LLC, Ft. Madison Assisted Living, LLC and Burlington Independent Living, LLC

10.39*
First Amendment to Asset Purchase Agreement, dated as of August 7, 2014, by and among American Realty Capital Healthcare Trust II Operating Partnership, LP and ECI Acquisition I, LLC, Village Assisted Living, LLC, Mt. Pleasant Assisted Living, LLC, Burlington Assisted Living, LLC, Muscatine Assisted Living, LLC, Carroll Assisted Living, LLC, Ft. Madison Assisted Living, LLC and Burlington Independent Living, LLC

10.40*
Second Amendment to Asset Purchase Agreement, dated as of August 8, 2014, by and among American Realty Capital Healthcare Trust II Operating Partnership, LP and ECI Acquisition I, LLC, Village Assisted Living, LLC, Mt. Pleasant Assisted Living, LLC, Burlington Assisted Living, LLC, Muscatine Assisted Living, LLC, Carroll Assisted Living, LLC, Ft. Madison Assisted Living, LLC and Burlington Independent Living, LLC

10.41*
Third Amendment to Asset Purchase Agreement, dated as of August 26 2014, by and among American Realty Capital Healthcare Trust II Operating Partnership, LP and ECI Acquisition I, LLC, Village Assisted Living, LLC, Mt. Pleasant Assisted Living, LLC, Burlington Assisted Living, LLC, Muscatine Assisted Living, LLC, Carroll Assisted Living, LLC, Ft. Madison Assisted Living, LLC and Burlington Independent Living, LLC

10.42*
Asset Purchase Agreement, dated as of August 25, 2014, by and among American Realty Capital VII, LLC, The Allegro at Abacoa, L.L.C., College Harbor Properties, L.L.C., The Allegro at Willoughby, L.L.C., The Allegro at East Lake, L.L.C. and Harbor Towers, L.L.C. and The Allegro at Helmwood, L.L.C.

EXHIBITS INDEX

Exhibit No.	Description
10.43*
First Amendment to Senior Secured Revolving Credit Agreement, dated September 18, 2014, to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014, between American Realty Capital Healthcare Trust II Operating Partnership, LP, American Realty Capital Healthcare Trust II, Inc. and KeyBank National Association, individually and as agent for itself and the other lenders party from time to time

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith