Form 10-K
period 2014-12-31
American Realty Capital Healthcare Trust II, Inc.
filed 2015-04-15
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
American Realty Capital Healthcare Trust II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant completed its ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-184677), which shares were being sold at $25.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $1.3 billion based on a per share value of $25.00.
As of March 31, 2015, the registrant had 84,527,254 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.

FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust II, Inc. (the "Company," "we," "our," or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Healthcare II Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other entities affiliated with the parent of our sponsor, AR Capital, LLC (the "Parent of our Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of the Parent of our Sponsor, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions with cash flows from operations.

•	We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.

•	The availability of qualified personnel.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our initial public offering (the "IPO") are invested, we may use net proceeds from our IPO and borrowings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor or our property manager, American Realty Capital Healthcare II Properties, LLC (the "Property Manager"), to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance these entities will waive such amounts.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
Changes in general economic, business and political conditions including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7) of this Annual Report on Form 10-K.

PART I
Item 1. Business
We were incorporated on October 15, 2012 as a Maryland corporation and elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. On February 14, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO and, as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. In November 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of December 31, 2014, we had 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion.
We were formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of December 31, 2014, we owned 118 properties consisting of 6.3 million rentable square feet. Our MOBs, triple-net leased healthcare facilities and seniors housing communities were 94.1%, 86.0% and 89.9% leased, respectively, as of December 31, 2014. Our MOBs had a weighted-average remaining lease term of 8.0 years as of December 31, 2014.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, LP (the "OP"), a Delaware limited partnership. We have no direct employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Dealer Manager served as the dealer manager of our IPO and continues to provide us with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager have or will also receive compensation, fees and expense reimbursements during our offering, acquisition, operational and liquidation stages.
Investment Objectives
Our principal investment objectives are:

•
to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•	to preserve, protect and return the investors' capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.
Acquisition and Investment Policies
Investment Focus
We have and intend to continue to focus our investment activities on acquiring a diversified portfolio of healthcare-related assets. We expect to invest at least 85% of available offering proceeds from our IPO into a diversified portfolio of healthcare-related assets. We may also invest in real estate-related debt and investments secured by, or which represent a direct or indirect interest in, healthcare-related assets in an amount not expected to exceed 15% of available proceeds from our IPO. We also may originate or acquire real estate debt backed by these types of properties. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans. We focus primarily on investments that produce recurring income while providing investors the potential for growth.

When evaluating prospective investments in real property, our management and our Advisor consider relevant real estate, health care, and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
Investing in Healthcare-related Facilities
Healthcare-related facilities include MOBs and outpatient facilities, seniors housing communities, such as assisted and independent living and memory care facilities, as well as hospitals, inpatient rehabilitation hospitals, long-term acute care centers, surgery centers, skilled nursing facilities, specialty medical and diagnostic facilities, research laboratories and pharmaceutical buildings.
We seek balance and diversity within our portfolio, including: tenancy, geography, operator/managers and payors. However, we may also invest in various other properties that serve as part of the healthcare delivery system, including properties leased to healthcare providers and payors, researchers, pharmaceutical and medical supply manufacturers and health insurance firms.
Medical Office Building and Outpatient Facilities
As of December 31, 2014, we owned 50 MOB and outpatient facilities totaling 2.1 million square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and ambulatory-surgery operating rooms. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as radiation therapy vaults.
There are a variety of types of MOBs: on campus, off campus, affiliated and unaffiliated. On campus MOBs are physically located on a hospital's campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Affiliated MOBs may be located on campus or off campus, but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, unaffiliated MOBs are not affiliated with any hospital or health system, but may contain physician offices and other healthcare services. We favor affiliated MOBs versus unaffiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system.
Seniors Housing Communities
At December 31, 2014, we owned 30 seniors housing communities under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007. Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living, memory care and independent living units.
Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that may provide a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2014, our seniors housing assets included 1,487 assisted living units and 539 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living. However, in some of our facilities, residents have the option to contract for these services. At December 31, 2014, our seniors housing assets included 495 independent living units.

Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute care and other facilities are leased to tenants that provide healthcare services and/or support the healthcare industry. At December 31, 2014, we owned 36 other healthcare-related assets, including hospitals and post-acute care facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an out-patient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of December 31, 2014 and 2013. We did not own any properties and therefore had no tenant concentrations as of December 31, 2012.

	December 31,
Tenant	2014	2013
Adena Health System	*	10.8%
Advocate Health and Hospitals Corporation	*	10.9%
HH/Killeen Health System, LLC	*	12.8%
IASIS Healthcare, LLC	*	15.3%
Meridian Senior Living, LLC	10.1%	*
National Mentor Holdings, Inc.	*	24.8%
Pinnacle Health Hospitals	14.5%	*
_______________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
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

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor evaluates all potential loan investments to determine if the terms of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
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
Acquisition Structure
To date, we have acquired fee interests (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease) in properties. We anticipate continuing to do so, although other methods of acquiring a property may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property; however, our focus will be on acquiring MOBs, seniors housing communities and other healthcare-related facilities.
International Investments
We do not intend to invest in real estate outside of the United States or make any other real estate investments related to assets located outside of the United States.
Development and Construction of Properties
As of December 31, 2014, we owned two undeveloped parcels of land which were purchased in connection with portfolio acquisitions. We are currently evaluating land development or other alternatives. As of December 31, 2014, no definitive decision has been made.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have, such as development or operational expertise, among others.
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
In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Tax Status
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Competition
The MOB, seniors housing community and healthcare-related facilities real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of such real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, locate tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, specialty finance companies, insurance companies, mutual funds, pension funds, private equity funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs, including American Realty Capital Healthcare Trust III, Inc. ("ARC HT III"), which is indirectly sponsored by the Parent of our Sponsor, with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels as us. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

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
Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Some types of facilities that we may invest in require licenses to operate and are regulated by state departments of health and the Centers for Medicare and Medicaid Services ("CMS"). We believe that we have all permits and approvals necessary under current law to operate our investments.
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
Employees
As of December 31, 2014, we had no direct employees. Instead, the employees of our Advisor and other affiliates of our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed our Registration Statement in connection with our IPO with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days between the hours of 10:00 AM and 3:00 PM, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.thehealthcarereit2.com or www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to Our Properties and Operations
We have identified material weaknesses in our internal control over financial reporting.
Our management has identified material weaknesses in our internal control over financial reporting and as a result concluded that our disclosure controls and procedures were not effective as of December 31, 2014. Management concluded that the Company failed to maintain information technology system access controls supporting the general ledger and accounts payable system applications, specifically controls that are designed to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities, design and maintain appropriate end-user controls over the use of significant spreadsheets supporting the financial reporting process and design and maintain appropriate controls over the authorization of manual journal entries made to the general ledger. While the control deficiencies did not result in any material or immaterial misstatements in the financial statement accounts, the control deficiencies could increase the likelihood of inaccuracies in our financial statements. Our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014. Although management is in the process of developing and implementing a plan to remediate the deficiencies in internal control, there is no assurance that the plan will remediate the material weaknesses or ensure that our internal controls over financial reporting will be effective in the future which could have a material adverse effect on our business including, among other things, our ability to access the capital markets and our ability to provide accurate financial information.

Both we and our Advisor have limited operating history. The prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results.
Both we and our Advisor have limited operating history. The prior performance of programs sponsored by our affiliates should not be used to predict our future results. We were incorporated on October 15, 2012. As of December 31, 2014, we have acquired 118 properties.
There is no public trading market for our shares and there may never be one.
Our shares are not listed on a national securities exchange and there currently is no established trading market for our shares and no assurance that one will develop. Even though we intend to file an application to list our shares on a national securities exchange, there is no assurance that our shares will in fact be listed or of the price at which the shares would trade or the volume that would develop. Unless our shares are listed, purchasers in so-called secondary market transactions must satisfy applicable suitability and minimum purchase standards and the sale must not violate state securities laws. Those requirements may further limit the ability of stockholders to sell shares.
We established the offering price for our IPO on an arbitrary basis; as a result, the actual value of an investment in our shares may be substantially less than what was paid.
Our board of directors arbitrarily determined the initial selling price of the shares in our IPO, and did not base the price on any relationship to our book or asset value, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that stockholders would receive upon liquidation.
If we, through our Advisor, are unable to find further suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of an investment in our shares.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2014, we owned 118 properties.
Our Advisor may not be successful in obtaining further suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
We may suffer from delays in locating further suitable investments, which could adversely affect our ability to make distributions and the value of an investment in our shares.
We could suffer from delays in locating further suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and our overall returns. Generally, we may continue to fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. Using these sources reduces the proceeds we have available to invest in properties and other real estate assets. If we encounter any such delays, we may continue to pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of investor capital. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, we could suffer delays in the receipt of cash flow in properties and other real estate assets attributable to those particular properties.
We may change our targeted investments without stockholder consent.
We have used, and expect to continue to use substantially all the net proceeds of our IPO to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor, may adversely affect our ability to raise substantial funds.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor, but does not have a role in managing our business or our Sponsor’s business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the executive chairman of our board of directors until his resignation on December 29, 2014. This individual also is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014. ARCP's filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October, a number of participating broker-dealers temporarily suspended their participation in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our Sponsor. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation of our business. As a result, our ability to raise substantial funds may be adversely impacted.
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
If our Advisor loses or is unable to obtain key personnel, including in the event another AR Capital, LLC-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Thomas P. D'Arcy, Edward F. Lange, Jr. and W. Todd Jensen, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us or advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results and ability to achieve our business plan could suffer. This could occur, among other ways, if another AR Capital, LLC-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. D'Arcy, Lange, Jensen or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.

We may be unable to maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flows from operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. There is no assurance that we will be able to maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely effect an investment in our shares.
Our rights and the rights of our stockholders to recover claims against our officers, directors and Advisor are limited, which could reduce stockholders' and our recovery against them if they cause us to incur losses.
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
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.
Our cash flows used in operations were $4.7 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid distributions of $76.7 million, of which $35.2 million, or 45.8%, was funded from proceeds from our IPO and $41.6 million, or 54.2%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the year ended December 31, 2014, cash flow from operations included an increase in accounts payable and accrued expenses of $10.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2014, there would have been $10.9 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
We may not generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

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
Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds our net asset value ("NAV").
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at our Sponsor and its other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our sponsor. For example, ARC HT III seeks, like us, to acquire a diversified portfolio of healthcare-related assets. The investment opportunity allocation agreement we have entered into with ARC HT III may result in us not being able to acquire separate properties identified by our Advisor and its affiliates.
In addition, we may acquire properties in geographic areas where other AR Capital, LLC-sponsored or any service provider-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other AR Capital, LLC-sponsored programs. If one of the other AR Capital, LLC-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other AR Capital, LLC-sponsored programs may be competing with us for these investments.

Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investment.
We may enter into joint ventures with other AR Capital, LLC-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Capital, LLC-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including AR Capital, LLC-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our sponsor's experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent is responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, our Property Manager and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Property Manager and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager, our Dealer Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor, our Dealer Manager and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

The conflicts of interest inherent in the incentive fee structure of our arrangements with our advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our advisor.
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our advisor to perform in our best interests. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the special limited partner to fees. In addition, the special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor and its affiliates, including the special limited partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the special limited partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to the special limited partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the special limited partner or its assignees. Moreover, our advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our advisor will be entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our advisor does not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.
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
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority ("FINRA"); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent, or in connection with any other similar action, proceeding or litigation that may occur, could adversely affect the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent ("AWC") from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our Dealer Manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000. To the extent any action would be taken against our Dealer Manager in connection with the above AWC, or in connection with any other similar action, proceeding or litigation that may occur, our Dealer Manager could be adversely affected which could adversely affect the proceeds we are able to raise.

Risks Related to our Corporate Structure
We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use, and we intend to continue to disclose to investors, funds from operations ("FFO") and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States ("GAAP"), and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to authorize the issuance of up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation's outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of the then outstanding stock of the corporation.

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
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of at least stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares.
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
Stockholder returns may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourself or any of our subsidiaries as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We conduct, and intend to continue conducting, our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority- owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To avoid being required to register ourself or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register ourself as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income generated by our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.
We are an “emerging growth company,” as defined in the JOBS Act of 2012, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We will remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") that require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold stockholder advisory votes on executive compensation. Although we have not yet made a decision as to whether to take advantage of all of the JOBS Act exemptions that are applicable to us, we have taken advantage of certain applicable exemptions. We do not know if some investors will find our common stock less attractive if we continue to take advantage of certain JOBS Act exemptions or take advantage of additional exemptions in the future.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
If our stockholders do not agree with the decisions of our board of directors, our stockholders only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

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
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon 30 days' notice or to reject any request for repurchase. There is no assurance that funds available for our share repurchase program will be sufficient to accommodate all requests. In addition, the share repurchase program includes numerous restrictions that would limit a stockholder's ability to sell shares. Generally, a stockholder must have held his or her shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below.
Unless such repurchase is in connection with a stockholder's death or disability, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Additionally, we will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31 of the previous calendar year and are only authorized to repurchase shares using the proceeds received from the DRIP and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from the DRIP in that same quarter. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholder's ability to sell shares and may impact the fair market value of their shares.
Because our Dealer Manager is owned by an entity under common control with the parent of our Sponsor, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced by stockholders.
Our Dealer Manager is owned by an entity which is under common control with the parent of our Sponsor. Because of such relationship, our Dealer Manager’s due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, a stockholder will not have the benefit of an independent review and investigation of our IPO of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
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
Our existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution (both economic and percentage interest) of their equity investment in us, (a) from the sale of shares in our IPO or the sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock; (c) if we issue shares of our common stock in a private offering of securities to institutional investors; (d) if we issue restricted share awards to our directors; (e) if we issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement and other agreements; or (f) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Capital, LLC-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
Our Advisor and its affiliates perform various services for us and are paid fees for these services which are substantial. Payment of these fees reduces the amount of cash available for investment in properties or distribution to stockholders.
We depend on our operating partnership and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the operating partnership and its subsidiaries, which could adversely affect, among other things, our ability to make distributions to stockholders.
Our only significant assets are and will be the general and limited partnership interests in our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations will be distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There is no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, stockholder's claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholders' claims only after all liabilities and obligations of us and our operating partnership and its subsidiaries have been paid in full.

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
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2014, the following five major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
ManagCare, Inc.	7.9%
Meridian Senior Living, LLC	10.1%
NuVista Living, LLC	8.8%
Pinnacle Health Hospitals	14.5%
Platinum Health Care, LLC	9.4%
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

Our property portfolio has a high concentration of properties located in seven states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
As of December 31, 2014, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-Line Rental Income
Florida	24.6%
Georgia	6.7%
Illinois	5.2%
Iowa	13.9%
Michigan	6.7%
Missouri	5.1%
Pennsylvania	15.2%
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
If a tenant declares bankruptcy, we may be unable to collect balances due under the relevant lease, which could adversely affect our financial condition and ability to make distributions to our stockholders.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims. A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

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
Many of our leases do not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
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
Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on our stockholders' investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.

Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of an investment in our shares. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.
We may acquire real estate assets located in areas throughout the United States, Canada and Mexico in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See “-Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on our stockholders’ investments.”
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

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

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would adversely affect our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our Property Manager and its assignees from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
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
Our properties are and will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions paid to our stockholders.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.
Some of our rental income is generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and cash available for distributions to our stockholders could be lower than they would otherwise be if we did not engage in net lease transactions.
We may be unable to renew leases or re-lease space as leases expire.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease. In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Healthcare facilities in general and MOBs in particular tend to be specifically suited for the particular needs of their tenants and major renovations and expenditures may be required in order for us to re-lease vacant space. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.

Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We can make no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
In addition, applicable provisions of the Code impose restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Thus, we may be unable to realize our investment objectives by selling or otherwise disposing of or refinancing a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board (the "IASB") conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The timing of the issuance of the final standards is uncertain. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
Healthcare Industry Risks
Our real estate investments are concentrated in MOBs, seniors housing communities and other healthcare-related facilities, making us more vulnerable economically than if our investments were less focused on healthcare-related assets.
As a REIT, we invest primarily in real estate. Within the real estate industry, we focus on the acquisition and ownership of a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees' ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of our properties and the properties we will seek to acquire are healthcare-related assets that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our properties and tenants may be unable to compete successfully, which could result in lower rent payments and reduce our cash flow from operations and amounts available for distributions to our stockholders.
The properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants' failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
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
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by CMS, contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.
For many years. physician reimbursement under Medicare has been subject to the threat of a pay cut of over 20% due to the Sustainable Growth Rate formula (“SGR”) enacted by the Balanced Budget Act of 1997. Congress has repeatedly delayed the pay cut through temporary legislative fixes. On March 26, 2015, the House of Representatives passed a bipartisan bill that, among other things, would repeal SGR and provide for an annual rate increase of 0.5% for physicians through 2019. The bill also contained a 1% cap on the market basket increase for skilled nursing facilities for fiscal year 2018. The Senate passed the bill on April 14, 2015. President Obama is expected to sign the bill in due course. However, should the bill fail to become law, physician reimbursement would continue to require congressional action to eliminate or delay the SGR pay cut. Should the SGR pay cut go into effect, the financial impact on certain of our tenants could restrict their ability to make rent payments to us.
In addition, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.

Events that adversely affect the ability of seniors and their families to afford daily resident fees at our seniors housing communities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Substantially all of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our seniors housing communities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our seniors housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline, which, in turn, could adversely affect on us.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need ("CON"), to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Termination of resident lease agreements in our seniors housing communities could adversely affect our revenues and earnings.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if the affected units remain unoccupied, our revenues and earnings could be adversely affected, which, in turn, would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we acquire.
Operators of any seniors housing facilities and skilled nursing facilities we acquire may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators' revenues likely will be primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.
Our operators' performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a seniors housing facility operator may result in the imposition of fines or other penalties that could jeopardize that operator's ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our seniors housing operations.
Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
In March 2010, the Patient Protection and Affordable Care Act ("PPACA") was signed into law. The PPACA serves as the primary vehicle for comprehensive healthcare reform in the United States. The PPACA is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.
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
We expect that in most instances, we will continue to acquire real properties by using either existing financing or borrowing new funds. In addition, we may continue to incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 45% of the aggregate fair market value of our assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. Events subsequent to our acquisition of assets, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we seek independent director approval of borrowings in excess of these limitations because we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in our shares.
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
Volatility or disruption in debt markets could have a material adverse impact on our earnings and financial condition.
Volatility or disruption in debt markets could result in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If debt markets experience volatility or disruptions, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
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
Mortgage debt on properties increases the risk that we will be unable to refinance the properties when the loans come due or that we will be able to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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
We have incurred indebtedness, and we expect that we will incur additional indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. If we refinance long-term debt at high interest rates it may reduce the cash we have available to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.
We may invest in collateralized mortgage-backed securities ("CMBS"), which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. While we may invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association ("GNMA"), or U.S. government sponsored enterprises, such as the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), there is no guarantee that such CMBS will be available or continue to be guaranteed by the U.S. government. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
We may make and acquire mezzanine loans. Mezzanine loans are typically unsecured and generally involve a higher degree of risk than loans secured by income-producing real property. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
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
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also requires us to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our OP by our taxable REIT subsidiaries pursuant to the lease of our “qualified healthcare properties” may constitute a substantial portion of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
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
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID"), or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
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

We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends stockholders receive.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of "U.S. real property interests," or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The following table presents certain additional information about the properties we own as of December 31, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term
Medical Office Buildings:
Fresenius Medical Care - Winfield, AL	May 2013	1	5,564	100.0%	8.2
Adena Health Center - Jackson, OH	Jun. 2013	1	24,924	100.0%	9.2
Oak Lawn Medical Center - Oak Lawn, IL	Aug. 2013	1	26,324	100.0%	3.2
Surgery Center of Temple - Temple, TX	Aug. 2013	1	10,400	100.0%	12.2
Greenville Health System - Greenville, SC	Oct. 2013	1	21,603	100.0%	5.3
Arrowhead Medical Plaza II - Glendale, AZ	Feb. 2014	1	45,366	94.0%	3.0
Village Center Parkway - Stockbridge, GA	Feb. 2014	1	25,051	72.1%	5.6
Stockbridge Family Medical - Stockbridge, GA	Feb. 2014	1	19,822	65.7%	3.6
Creekside Medical Office Building - Douglasville, GA	Apr. 2014	1	54,899	87.6%	7.0
Bowie Gateway Medical Center - Bowie, MD	May 2014	1	36,260	100.0%	6.0
Campus at Crooks & Auburn Building D - Rochester Hills, MI	May 2014	1	24,529	88.9%	5.1
Medical Center of New Windsor - New Windsor, NY	May 2014	1	48,377	80.8%	4.4
Plank Medical Center - Clifton Park, NY	May 2014	1	24,835	84.4%	0.6
Cushing Center - Schenectady, NY	May 2014	1	45,301	95.3%	5.0
Berwyn Medical Center - Berwyn, IL	May 2014	1	42,779	100.0%	6.6
Countryside Medical Arts - Safety Harbor, FL	May 2014	1	50,972	100.0%	10.0
St. Andrews Medical Park - Venice, FL.	May 2014	3	60,441	95.3%	3.3
Campus at Crooks & Auburn Building C - Rochester Hills, MI	Jun. 2014	1	24,224	100.0%	7.9
Slingerlands Crossing Phase I - Bethlehem, NY	Jun. 2014	1	43,173	93.1%	6.4
Slingerlands Crossing Phase II - Bethlehem, NY	Jun. 2014	1	47,696	100.0%	6.3
UC Davis Medical Office Building - Elk Grove, CA	Jul. 2014	1	25,861	100.0%	8.3
Laguna Professional Center - Elk Grove, CA	Jul. 2014	2	41,932	96.3%	3.2
Benedictine Cancer Center - Kingston, NY	Aug. 2014	1	36,479	100.0%	14.9
Arrowhead Medical Plaza I - Glendale, AZ	Sep. 2014	1	34,172	57.2%	5.0
Cardiovascular Consultants of Cape Girardeau Medical Office Building- Cape Girardeau, MO	Sep. 2014	1	28,634	100.0%	4.0
Fredericksen Outpatient Center Clinical Building - Mechanicsburg, PA	Sep. 2014	1	69,437	100.0%	11.7
Brady MOB - Harrisburg, PA	Sep. 2014	1	92,413	100.0%	11.7
Community Health MOB - Harrisburg, PA	Sep. 2014	1	48,212	100.0%	11.7
Fredericksen Outpatient Center I - Mechanicsburg, PA	Sep. 2014	1	56,057	99.0%	4.4
Fredericksen Outpatient Center II - Mechanicsburg, PA	Sep. 2014	1	64,259	100.0%	9.2
Gateway Medical Office Building - Clarksville, TN	Oct. 2014	1	90,975	79.9%	4.5
757 Building - Munster, IN	Oct. 2014	1	37,040	100.0%	12.8
Dyer Building - Dyer, IN	Oct. 2014	1	26,540	100.0%	12.8
759 Building - Munster, IN	Oct. 2014	1	36,168	100.0%	11.3
761 Building - Munster, IN	Oct. 2014	1	39,032	100.0%	11.0
Schererville Building - Schererville, IN	Oct. 2014	1	24,255	54.5%	12.3
Mount Vernon Medical Office Building - Mount Vernon, WA	Nov. 2014	1	52,900	100.0%	5.5
Hampton River Medical Arts Building - Hampton, VA	Dec. 2014	1	101,151	98.6%	3.2
Careplex West Medical Office Building- Hampton, VA	Dec. 2014	1	70,774	100.0%	4.5
Eye Specialty Group Medical Building - Memphis, TN	Dec. 2014	1	42,668	100.0%	20.0
Medical Sciences Pavilion - Harrisburg, PA	Dec. 2014	1	65,660	100.0%	12.0
Bloom MOB - Harrisburg, PA	Dec. 2014	1	72,950	100.0%	17.1
Pinnacle Center - Southaven, MS	Dec. 2014	3	73,859	94.2%	4.2
Paradise Valley Medical Plaza - Phoenix, AZ	Dec. 2014	1	104,281	87.5%	4.1
Victory Medical Center at Craig Ranch - McKinney, TX	Dec. 2014	1	113,375	88.2%	15.9
Total Medical Office Buildings		50	2,131,624	94.1%	8.0
Triple-Net Leased Healthcare Facilities:
Ouachita Community Hospital - West Monroe, LA	Jul. 2013	1	17,830	100.0%	9.1
CareMeridian - Littleton, CO	Aug. 2013	1	27,630	59.0%	12.6
Platinum Skilled Nursing Portfolio - MO	Jul. and Sep. 2014	10	312,322	74.9%	14.6
Lifehouse Senior Housing Portfolio - IL & MI	Aug. 2014	14	493,276	89.6%	14.7

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term
Landis Memorial - Harrisburg, PA	Sep. 2014	1	314,790	100.0%	11.7
Nuvista at Hillsborough - Lutz, FL	Oct. 2014	1	55,227	84.0%	14.8
Nuvista at Wellington Green - Wellington, FL	Oct. 2014	1	132,300	90.0%	14.8
Wood Glen Nursing and Rehab Center - West Chicago, IL	Dec. 2014	1	83,167	96.0%	15.0
ManagCare Skilled Nursing Portfolio - IL	Dec. 2014	6	243,219	71.5%	15.0
Total Triple-Net Leased Healthcare Facilities (1)		36	1,679,761	86.0%	14.3
Seniors Housing Communities:
Estate at Hyde Park - Tampa, FL	Jul. 2014	1	56,996	94.9%	N/A
Autumn Ridge of Clarkston - Clarkston, MI	Aug. 2014	1	68,725	89.0%	N/A
Sunnybrook of Burlington - Burlington, IA	Aug. 2014	1	52,678	97.0%	N/A
Sunnybrook of Carroll - Carroll, IA	Aug. 2014	1	38,185	91.3%	N/A
Sunnybrook of Fairfield - Fairfield, IA	Aug. 2014	1	52,857	82.5%	N/A
Sunnybrook of Ft. Madison - Ft. Madison, IA	Aug. 2014	1	38,947	93.5%	N/A
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	Aug. 2014	1	38,835	100.0%	N/A
Sunnybrook of Muscatine - Muscatine, IA	Aug. 2014	1	53,484	89.2%	N/A
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	Aug. 2014	1	50,000	93.3%	N/A
Prairie Hills at Clinton - Clinton, IA	Aug. 2014	1	55,791	90.5%	N/A
Prairie Hills at Des Moines - Des Moines, IA	Aug. 2014	1	58,366	58.1%	N/A
Prairie Hills at Tipton - Tipton, IA	Aug. 2014	1	39,194	76.1%	N/A
Prairie Hills at Independence - Independence, IA	Aug. 2014	1	44,624	81.0%	N/A
Prairie Hills at Ottumwa - Ottumwa, IA	Aug. 2014	1	40,939	94.0%	N/A
Diamond View Assisted Living Community - Meridian, ID	Sep. 2014	1	55,846	88.7%	N/A
Benton House - Brunswick - Brunswick, GA	Sep. 2014	1	33,847	81.8%	N/A
Benton House - Dublin - Dublin, GA	Sep. 2014	1	40,944	87.3%	N/A
Benton House - Johns Creek - Johns Creek, GA	Sep. 2014	1	38,675	88.1%	N/A
Benton House - Lee's Summit - Lee's Summit, MO	Sep. 2014	1	48,008	98.6%	N/A
Benton House - Roswell - Roswell, GA	Sep. 2014	1	40,010	96.8%	N/A
Benton House - Titusville - Titusville, FL	Sep. 2014	1	45,933	88.1%	N/A
Allegro at Elizabethtown - Elizabethtown, KY	Sep. 2014	1	58,216	95.5%	N/A
Allegro at Jupiter - Jupiter, FL	Sep. 2014	1	174,860	100.0%	N/A
Allegro at St Petersburg - St Petersburg, FL	Sep. 2014	1	194,800	81.5%	N/A
Allegro at Stuart - Stuart, FL	Sep. 2014	1	218,892	92.3%	N/A
Allegro at Tarpon - Tarpon Springs, FL	Sep. 2014	1	106,051	92.4%	N/A
Meadowbrook Senior Living - Agoura Hills, CA	Nov. 2014	1	123,581	90.4%	N/A
Wellington at Hershey's Mill - West Chester, PA	Dec. 2014	1	491,710	93.6%	N/A
Benton House - Prairie Village - Prairie Village, KS	Dec. 2014	1	49,360	87.5%	N/A
Benton House - Alpharetta - Alpharetta, GA	Dec. 2014	1	52,287	95.5%	N/A
Total Seniors Housing Communities		30	2,462,641	89.9%	N/A
Land:
Sunnybrook of Burlington - Land - Burlington, IA	Aug. 2014	1	N/A	N/A	N/A
Allegro at St Petersburg - Land - St Petersburg, FL	Sep. 2014	1	N/A	N/A	N/A
Total Land		2	N/A	N/A	N/A
Portfolio, December 31, 2014		118	6,274,026
_______________________________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Occupancy statistics for our triple-net leased healthcare facilities are compiled through reports from tenants and have not been independently validated by us.

N/A	Not Applicable

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2014:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rented Square Feet
		(In thousands)
Alabama	1	$159	0.2%	5,564	0.1%
Arizona	3	4,058	2.0%	183,819	2.9%
California	4	9,591	4.6%	191,374	3.1%
Colorado	1	974	0.5%	27,630	0.4%
Florida	13	51,558	24.6%	1,096,472	17.5%
Georgia	8	14,114	6.7%	305,535	4.9%
Idaho	1	2,885	1.4%	55,846	0.9%
Illinois	11	10,883	5.2%	436,892	7.0%
Indiana	5	3,660	1.7%	163,035	2.6%
Iowa	13	29,241	13.9%	563,900	9.0%
Kansas	1	3,295	1.6%	49,360	0.8%
Kentucky	1	2,801	1.3%	58,216	0.9%
Louisiana	1	601	0.3%	17,830	0.3%
Maryland	1	892	0.4%	36,260	0.6%
Michigan	15	13,955	6.7%	569,351	9.1%
Mississippi	3	1,508	0.7%	73,859	1.2%
Missouri	12	10,592	5.1%	388,964	6.2%
New York	6	4,813	2.3%	245,861	3.9%
Ohio	1	422	0.2%	24,924	0.4%
Pennsylvania	9	31,838	15.2%	1,275,488	20.3%
South Carolina	1	364	0.2%	21,603	0.3%
Tennessee	2	2,255	1.1%	133,643	2.1%
Texas	2	4,385	2.1%	123,775	2.0%
Virginia	2	3,229	1.4%	171,925	2.7%
Washington	1	1,558	0.6%	52,900	0.8%
Total	118	$209,631	100.0%	6,274,026	100.0%
__________________________________________
(1) Annualized rental income as of December 31, 2014 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing communities.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$71,417
2016	70,099
2017	68,581
2018	65,765
2019	62,467
2020	58,926
2021	57,397
2022	56,991
2023	55,948
2024	54,827
Thereafter	232,330
$854,748
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio (2)	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2015	27	$1,697	2.0%	86,948	2.4%
2016	24	2,564	3.2%	102,154	2.8%
2017	33	4,005	5.0%	186,539	5.1%
2018	26	4,059	5.0%	169,394	4.6%
2019	21	3,773	4.7%	151,789	4.1%
2020	29	5,527	6.9%	243,604	6.6%
2021	10	2,231	2.8%	102,853	2.8%
2022	11	1,236	1.5%	61,398	1.7%
2023	8	1,999	2.5%	70,807	1.9%
2024	33	5,283	6.6%	253,668	6.9%
Total	222	$32,374	40.2%	1,429,154	38.9%
__________________________________________
(1) Annualized rental income as of December 31, 2014 for the leases in place in the property portfolio, excluding seniors housing communities, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
(2) Excludes seniors housing communities

Tenant Concentration
The following table lists tenants whose square footage is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2014:

Tenant	Number of Units Occupied by Tenant	Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as Percentage of Total Portfolio
							(In thousands)
Pinnacle Health Hospitals	28	695,235	18.9%	Various (3)	11.4	None	$11,671	14.5%
Meridian Senior Living, LLC	14	493,276	13.4%	Aug. 2029	14.7	2 - 5 year options	$8,095	10.1%
Platinum Health Care, LLC	11	395,489	10.7%	Various (4)	14.7	2 - 5 year options	$7,550	9.4%
__________________________

(1)	Remaining lease term in years as of December 31, 2014. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2014 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	Pinnacle Health Hospitals has 28 leases with lease termination dates in September and December 2024 and September and December 2026.

(4)	Platinum Healthcare, LLC has 11 leases with lease termination dates in July and December 2029.
Significant Portfolio Properties
The rentable square feet or annualized straight-line rental income of Landis Memorial - Harrisburg, PA, Allegro at St. Petersburg - St. Petersburg, FL and Wellington at Hershey's Mill - West Chester, PA represent 5% or more of our total portfolio's rentable square feet or annualized straight-line rental income. These properties are summarized below:
Landis Memorial - Harrisburg, PA
In September 2014 we purchased Landis Memorial, which is comprised of 314,790 rentable square feet and is 100.0% leased to Pinnacle Health Hospitals, a Pennsylvania non-profit corporation. As of December 31, 2014, the tenant in this property has 11.7 years remaining on its lease which expires in September 2026. The lease has annualized rental income on a straight-line basis of $3.5 million and contains rental escalations of 2.5% annually. The lease does not contain any renewal options.
Allegro at St. Petersburg - St. Petersburg, FL
In September 2014, we purchased Allegro at St. Petersburg, a seniors housing community located in St. Petersburg, Florida. Allegro at St. Petersburg, which is managed on our behalf by an independent third-party manager, contains 194,800 rentable square feet and consists of 81 units dedicated to independent living patients, 73 units dedicated to assisted living patients and 46 beds for patients requiring skilled nursing services. As of December 31, 2014, the facility was 81.5% occupied.
Wellington at Hershey's Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey's Mill, a seniors housing community located in West Chester, Pennsylvania. Wellington at Hershey's Mill, which is managed on our behalf by an independent third-party manager, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 40 beds for patients requiring skilled nursing services. As of December 31, 2014, the facility was 93.6% occupied.

Property Financings
Our mortgage notes payable as of December 31, 2014 consist of the following. We had no mortgage notes payable as of December 31, 2013.

		Outstanding Loan Amount as of	Effective Interest Rate
Portfolio	Encumbered Properties	December 31, 2014			Interest Rate		Maturity
		(In thousands)
Creekside Medical Office Building - Douglasville, GA	1	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,898	6.39%		Fixed		Sep. 2017
Total	13	$65,786	6.15%	(2)
_______________________________

(1)	Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2014.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No established public market currently exists for our shares of common stock. On March 18, 2015, we announced our intention to file an application to list our common stock on a national stock exchange and, subject to approval, we anticipate that our common stock will begin trading on such exchange during the third quarter of 2015. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
In order for FINRA members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares.
Holders
As of March 31, 2015, we had 84.5 million shares of common stock outstanding held by a total of 45,491 stockholders.

Distributions
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. From a tax perspective, of the amounts distributed during the years ended December 31, 2014 and 2013, 93.7% and 97.7%, or $1.59 and $1.66 per share per annum, represented a return of capital and 6.3% and 2.3%, or $0.11 and $0.04 per share per annum, represented ordinary dividend income, respectively.
On April 9, 2013, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0046575343 per day, or 6.8% per annum, based on a price of $25.00 per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution payment was made on June 1, 2013, relating to the period from May 24, 2013 (15 days after the date of the first acquisition) through May 31, 2013. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, excluding distributions related to Class B units as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, during the years ended December 31, 2014 and 2013:

(In thousands)	Distributions Paid in Cash	Distributions Reinvested through the DRIP	Distributions Paid on Unvested Restricted Stock	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2014	$1,923	$2,047	$2	$3,972	$5,811
2nd Quarter, 2014	5,481	6,060	1	11,542	15,209
3rd Quarter, 2014	12,068	14,393	1	26,462	31,064
4th Quarter, 2014	15,685	19,080	4	34,769	35,766
Total 2014	$35,157	$41,580	$8	$76,745	$87,850

(In thousands)	Distributions Paid in Cash	Distributions Reinvested through the DRIP	Distributions Paid on Unvested Restricted Stock	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2013	$—	$—	$—	$—	$—
2nd Quarter, 2013	7	9	—	16	134
3rd Quarter, 2013	370	376	1	747	1,102
4th Quarter, 2013	926	960	1	1,887	2,406
Total 2013	$1,303	$1,345	$2	$2,650	$3,642
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Property Manager may agree to waive certain fees. The Property Manager elected to waive $0.6 million and approximately $23,000 of property management fees related to the years ended December 31, 2014 and 2013, respectively. The Property Manager will determine if a portion or all of the property management fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us in any subsequent period. Because the Property Manager waived certain fees that we owed, cash flows from operations that would have been paid to the Property Manager were available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our property operating expenses and general and administrative costs that would otherwise have been paid by us. During the year ended December 31, 2014, the Advisor did not absorb any of our property operating or general and administrative expenses. During the year ended December 31, 2013, the Advisor absorbed $1.0 million of property operating and general and administrative costs.

During the years ended December 31, 2014 and 2013, distributions paid to common stockholders totaled $76.7 million and $2.7 million, inclusive of $41.6 million and $1.3 million of distributions issued under the DRIP/offering proceeds, respectively. During the years ended December 31, 2014 and 2013, cash used to pay distributions was generated from proceeds from the issuance of common stock and common stock issued under the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant, our Advisor may not forgive fees and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, there were 7,198 unvested restricted shares outstanding that were granted to independent directors pursuant to the RSP which were valued at $22.50 per share.
Sales of Unregistered Securities
During the period from October 15, 2012 (date of inception) to December 31, 2012, we sold 8,888 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate proceeds of $0.2 million which was used to fund third-party offering costs in connection with our IPO.
The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represented a nominal percentage of the aggregate OP ownership during the period from October 15, 2012 (date of inception) to December 31, 2012 and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
In November 2014, we partially funded the purchase of an MOB with the issuance of 405,908 OP units with a value of $10.1 million from an unaffiliated third party. These OP units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. There were no OP units issued to fund purchases as of December 31, 2013.
For its asset management services, we cause the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units" which are intended to be profit interests and will be subject to forfeiture unless certain events happen and certain conditions are met (see Note 9 — Related Party Transactions and Arrangements of the accompanying notes to the consolidated financial statements). During the years ended December 31, 2014 and 2013, our board of directors approved the issuance of 103,823 and 4,062 Class B units, respectively, to the Advisor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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

On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of December 31, 2014, we have issued 83.7 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $2.1 billion of net offering proceeds, including proceeds from shares issued pursuant to the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended
	December 31,
(In thousands)	2014	2013
Selling commissions and dealer manager fees	$175,575	$17,481
Other offering costs	27,282	7,305
Total offering costs	$202,857	$24,786
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Year Ended
	December 31,
(In thousands)	2014	2013
Total commissions paid to the Dealer Manager	$175,575	$17,481
Less:
Commissions to participating brokers	(119,878)	(11,914)
Reallowance to participating broker dealers	(20,166)	(1,519)
Net to the Dealer Manager	$35,531	$4,048
Cumulative offering costs, excluding commissions and dealer manager fees, included $30.0 million from our Advisor and Dealer Manager. The Company was responsible for offering and related costs from our IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from our IPO, measured at the end of our IPO. Offering costs in excess of the 2.0% cap as of the end of the offering are the Advisor's responsibility. As of the end of our IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 2.0% of gross proceeds received from our IPO.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and other healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we have used the net proceeds from our IPO and debt financings to purchase 118 properties. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. Once we have used all the proceeds from our IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange. Our board has determined that it is in the best interests of our stockholders to proceed to file an application to list our shares of common stock on a national securities exchange. In order to provide stockholders with interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.

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
Unless the shares of our common stock are being repurchased in connection with a stockholder's death or disability, a stockholder must have held the shares for at least one year prior to offering them for sale to us through the SRP. The purchase price for such shares repurchased under our SRP, except for repurchases in connection with a stockholder's death or disability, will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•	the lower of $25.00 and 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years.
Upon the death or disability of a stockholder, we will, upon request, waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
The following table summarizes our SRP activity for the years ended December 31, 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012. We process shares on a quarterly basis. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented by stockholders. We funded share repurchases from proceeds from the sale of common stock.

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
			(In thousands)
Period from October 15, 2012 (date of inception) to December 31, 2012	—	—	$—	$—
Year ended December 31, 2013	2	1,600	40	25.00
Year ended December 31, 2014	55	72,431	1,768	24.41
Cumulative repurchase requests as of December 31, 2014 (1)	57	74,031	1,808	$24.42
Value of shares issued under the DRIP			42,925
Excess			$41,117
_____________________________

(1)
Includes 34 unfulfilled repurchase requests consisting of 52,347 shares at an average price per share of $24.20, which were approved for repurchase as of December 31, 2014 and completed in February 2015.

We process repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2014:

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
			(In thousands)
Quarter ended March 31, 2014	—	—	$—	$—
Quarter ended June 30, 2014	5	8,014	200	24.98
Quarter ended September 30, 2014	14	11,015	275	24.96
Quarter ended December 31, 2014 (1)	36	53,402	1,293	24.21
	55	72,431	$1,768	$24.41
_____________________________

(1)
Includes 34 unfulfilled repurchase requests consisting of 52,347 shares at an average price per share of $24.20, which were approved for repurchase as of December 31, 2014 and completed in February 2015.

Our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2014	2013	2012
Total real estate investments, at cost	$1,662,697	$46,286	$—
Total assets	1,857,710	160,206	810
Mortgage notes payable	65,786	—	—
Total liabilities	125,533	2,057	625
Total equity	1,732,177	158,149	185

	Years Ended		For the Period from October 15, 2012 (date of inception) to
	December 31,
Operating data (In thousands, except for share and per share data)	2014	2013	December 31, 2012
Total revenues	$58,439	$1,817	$—
Total operating expenses	92,770	2,033	15
Operating loss	(34,331)	(216)	(15)
Total other expenses	(2,816)	—	—
Loss before income taxes and non-controlling interest	(37,147)	(216)	(15)
Income tax expense	(565)	(5)	—
Net loss	(37,712)	(221)	(15)
Net loss attributed to non-controlling interest	34	—	—
Net loss attributed to stockholders	$(37,678)	$(221)	$(15)
Other data:
Cash flows used in operations	$(4,687)	$(764)	$—
Cash flows used in investing activities	(1,531,134)	(46,484)	—
Cash flows provided by financing activities	1,606,605	159,078	3
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	51,234,729	2,148,297	8,888
Distributions declared per common share	$1.70	$1.70	$—
Net loss per common share, basic and diluted	$(0.74)	$(0.10)	$(1.69)
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.

Overview
We were incorporated on October 15, 2012 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. On February 14, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO and, as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. In November 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of December 31, 2014, we had 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion. As of December 31, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $2.1 billion based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
We were formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of December 31, 2014, we owned 118 properties consisting of 6.3 million rentable square feet. Our MOBs, triple-net leased healthcare facilities and seniors housing communities were 94.1%, 86.0% and 89.9% leased, respectively, as of December 31, 2014. Our MOBs had a weighted-average remaining lease term of 8.0 years as of December 31, 2014.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, LP (the "OP"), a Delaware limited partnership. We have no direct employees. We have retained American Realty Capital Healthcare II Advisors, LLC (the "Advisor") to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of our IPO and continues to provide us with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC, the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager have or will also receive compensation, fees and expense reimbursements during our offering, acquisition, operational and liquidation stages.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in our IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO. As of the end of our IPO in November 2014, cumulative offering costs did not exceed 12.0% of the gross proceeds received in our IPO.

Revenue Recognition
Our rental income is primarily related to rent received from tenants in MOBs and other healthcare-related facilities and residents in seniors housing communities. Rent from tenants in our three operating segments, excluding seniors housing communities under the REIT Investment Diversification and Empowerment Act ("RIDEA") structure, are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our seniors housing communities are recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in our seniors housing communities. Fees for ancillary services are recorded in the period in which the services are performed.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below-market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) at the lesser of the carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate that the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The revised guidance is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principals generally accepted in the United States ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of this new guidance.
Results of Operations
We purchased our first property and commenced our real estate operations in May 2013. As of December 31, 2014, we owned 118 properties with an aggregate purchase price of $1.6 billion, comprised of 6.3 million rentable square feet. As of December 31, 2013, we owned seven properties with an aggregate purchase price of $46.2 million, comprised of 0.1 million rentable square feet. Accordingly, our results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflect significant increases in most categories.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Rental Income
Rental income was $52.1 million for the year ended December 31, 2014, compared to $1.6 million for the year ended December 31, 2013. The increase in rental income was directly related to our acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements were $3.6 million for the year ended December 31, 2014, compared to $0.3 million for the year ended December 31, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to acquisitions.

Resident Services and Fee Income
Resident services and fee income of $2.8 million for the year ended December 31, 2014 relates to services offered to residents in our seniors housing communities depending on the level of care required, as well as fees associated with other ancillary services. We did not own any seniors housing communities and therefore did not have any resident services and fee income in the year ended December 31, 2013.
Property operating expenses
Property operating expenses were $26.7 million for the year ended December 31, 2014, compared to $0.1 million for the year ended December 31, 2013. These costs primarily relate to the costs associated with maintaining our properties, including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. Property operating expense increased $26.4 million, which was directly related to acquisitions. In addition, the Advisor absorbed $0.2 million in property operating expenses during the year ended December 31, 2013. No property operating expense was absorbed by the Advisor during the year ended December 31, 2014.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $33.6 million for the year ended December 31, 2014 related to our acquisition of 111 properties with an aggregate purchase price of $1.6 billion. Acquisition and transaction related expenses of $0.7 million for the year ended December 31, 2013, related to our acquisition of seven properties for an aggregate purchase price of $46.2 million.
General and Administrative Expenses
General and administrative expenses were $3.5 million for the year ended December 31, 2014, compared to approximately $0.1 million for the year ended December 31, 2013. Professional fees, board member compensation, franchise taxes and insurance costs increased $2.7 million in order to support our larger real estate portfolio. In addition, the Advisor absorbed $0.8 million in general and administrative expenses during the year ended December 31, 2013. No general and administrative expense was absorbed by the Advisor during the year ended December 31, 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expense was $28.9 million for the year ended December 31, 2014, compared to $1.1 million for the year ended December 31, 2013. The increase in depreciation and amortization expense related to our acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense of $3.6 million for the year ended December 31, 2014 related to our mortgage notes payable balance of $65.8 million as of December 31, 2014, as well as non-usage fees on our senior secured credit facility and the related amortization of deferred financing costs and mortgage premiums. We did not have any debt and, therefore, did not have interest expense during the year ended December 31, 2013.
Income From Investment Securities and Interest Income
Income from investment securities and interest income of $0.7 million for the year ended December 31, 2014 includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. We did not have any investment securities or interest bearing accounts during the year ended December 31, 2013 and, therefore, had no income from our investment securities or interest income.
Gain on sale of investments
Gain on sale of investments for the year ended December 31, 2014 of approximately $8,000 related to selling certain investments in preferred stock. We did not have any investment securities and therefore had no such sales during the year ended December 31, 2013.
Income tax expense
Income tax expenses were $0.6 million for the year ended December 31, 2014, compared to approximately $5,000 for the year ended December 31, 2013. The increase in tax expense during the year ended December 31, 2014 was primarily related to our acquisition of 30 seniors housing communities using a structure permitted by the REIT Investment Diversification Empowerment Act of 2007, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. During the year ended December 31, 2013, income tax expense was comprised of state income taxes assessed from various state taxing authorities.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $34,000 for the year ended December 31, 2014, which represents net loss that is related to non-controlling interest holders.
Comparison of the Year Ended December 31, 2013 to the Period from October 15, 2012 (date of inception) to December 31, 2012
Rental Income
Rental income for the year ended December 31, 2013 was $1.6 million. As of December 31, 2013, we owned seven properties, which were 100.0% leased. We did not own any properties and therefore had no rental income for the period from October 15, 2012 (date of inception) to December 31, 2012.
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
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.7 million for the year ended December 31, 2013 related to our acquisition of seven properties with an aggregate purchase price of $46.2 million. We did not own any properties and therefore had no acquisition and transaction related expenses for the period from October 15, 2012 (date of inception) to December 31, 2012.
General and Administrative Expenses
General and administrative expenses was $0.1 million for the year ended December 31, 2013 compared to approximately $15,000 for the period from October 15, 2012 (date of inception) to December 31, 2012. General and administrative expenses primarily included board member compensation, insurance expense, professional fees and franchise tax expense. General and administrative expense also reflects absorbed costs of $0.8 million by our Advisor during the year ended December 31, 2013. General and administrative expenses during the period from October 15, 2012 (date of inception) to December 31, 2012 included only professional fees and no general and administrative expenses were absorbed by the Advisor.
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
Income tax expense
Income tax expense of approximately $5,000 for the year ended December 31, 2013 was comprised of state income taxes assessed from various state taxing authorities. During the period from October 15, 2012 (date of inception) to December 31, 2012, we did not have any federal, state or local income tax expense.

Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash used in operating activities was $4.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the year ended December 31, 2014 included $33.6 million of acquisition and transaction costs. Cash outflows related to a net loss adjusted for non-cash items of $7.5 million (net loss of $37.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and mortgage premiums, share based compensation and gain on sale of investments of $30.2 million) and an increase in prepaid and other assets of $11.0 million due to rent and other receivables, unbilled receivables recorded in accordance with straight-line basis accounting and prepaid real estate taxes and insurance. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $10.9 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and seniors housing communities as well as $3.0 million in deferred rent.
Net cash used in investing activities during the year ended December 31, 2014 was $1.5 billion. The cash used in investing activities included $1.5 billion to acquire 111 properties. Net cash used in investing activities also included $0.8 million of capital expenditures, $3.7 million for deposits on pending real estate acquisitions and $20.3 million for the purchase of investment securities, partially offset by $0.5 million in proceeds from the sale of investment securities.
Net cash provided by financing activities of $1.6 billion during the year ended December 31, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1.9 billion, partially offset by payments made on mortgage notes payable of $0.5 million, payments of deferred financing costs of $5.4 million, payments for common stock repurchases of $0.5 million, payments related to offering costs of $202.7 million, distributions paid to stockholders of $35.2 million, payments to affiliates for advances to fund offering costs of $0.5 million and increases in restricted cash of $1.8 million.
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
The net cash used in investing activities during the year ended December 31, 2013 of $46.5 million related to the acquisition of seven properties with an aggregate purchase price of $46.2 million. Net cash used in investing activities also includes a deposit for a property acquisition of $0.4 million, which occurred in 2014.
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
Cash Flows for the Period from October 15, 2012 (date of inception) to December 31, 2012
During the period from October 15, 2012 (date of inception) to December 31, 2012, no net cash was used in operating activities, since our net loss of approximately $15,000 was offset by accounts payable and accrued expenses of $15,000, which related to professional fees.
For the period from October 15, 2012 (date of inception) to December 31, 2012, net cash provided financing activities of approximately $3,000 related to cash inflows of $0.2 million from proceeds from this issuance of common stock and $0.4 million from advances from affiliates, primarily to fund third party offering costs, partially offset by $0.6 million of payments related to offering costs.

Liquidity and Capital Resources
In April 2013, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors, who were simultaneously admitted as stockholders. In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO and, as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, on August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of December 31, 2014, we had 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion.
We acquired our first property and commenced real estate operations in May 2013. As of December 31, 2014, we owned 118 properties with an aggregate purchase price of $1.6 billion. As of December 31, 2014, we had cash of $182.6 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the remaining net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt proceeds, such as proceeds from our Credit Facility (as defined below), but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from our Credit Facility and secured mortgage financings. Once we have used all the proceeds from our IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to utilize the remaining proceeds from our IPO and proceeds from secured financings and our Credit Facility to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principals in the United States of America ("GAAP"), determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
On March 21, 2014, we entered into a senior secured credit facility in the amount of $50.0 million (the "Credit Facility"). On April 15, 2014, we entered into an increase letter, increasing the amount available under the Credit Facility to $200.0 million. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $450.0 million. The Credit Facility matures on March 17, 2017 and is subject to two one-year extension options. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. We did not have any borrowing capacity as there were no assets assigned to the borrowing base of the Credit Facility as of December 31, 2014. There were no advances outstanding as of December 31, 2014. During the first quarter of 2015, we added assets to the borrowing base of the Credit Facility to allow for a borrowing capacity of $200.0 million.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report on Form 10-Q or annual report on Form 10-K, as applicable, following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

Once our net asset value ("NAV") exceeds $1.0 billion, in the aggregate, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under our Credit Facility, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under our Credit Facility, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the Company's SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Year ended December 31, 2014 (1)	55	72,431	24.41
Cumulative repurchases as of December 31, 2014 (1)	57	74,031	$24.42
_____________________________

(1)
Includes 34 unfulfilled repurchase requests consisting of 52,347 shares at an average repurchase price per share of $24.20, which were approved for repurchase as of December 31, 2014 and completed in February 2015.

Acquisitions
As of April 10, 2015, we owned 130 properties with an aggregate contract price of $1.8 billion. We currently have $999.6 million of assets under contract and executed and submitted letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use proceeds raised from our IPO and advances from our Credit Facility to fund acquisitions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event during the third quarter of 2015 through the listing of our common stock on a national securities exchange. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition and transaction-related fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, amortization of mortgage premiums and discounts, gains or losses on the sale of investments and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defied acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net loss (in accordance with GAAP)	$(582)	$(4,147)	$(20,023)	$(12,960)	$(37,712)
Depreciation and amortization	857	2,381	7,391	18,258	28,887
FFO	275	(1,766)	(12,632)	5,298	(8,825)
Acquisition and transaction-related	404	2,599	17,884	12,736	33,623
Amortization of market lease and other lease intangibles, net	15	22	14	587	638
Straight-line rent	(80)	(117)	(462)	(1,520)	(2,179)
Amortization of premiums	—	(106)	(281)	(302)	(689)
Gain on sale of investment	—	—	—	(8)	(8)
MFFO	$614	$632	$4,523	$16,791	$22,560
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
During the year ended December 31, 2014, distributions paid to common stockholders totaled $76.7 million, inclusive of $41.6 million of distributions reinvested through the DRIP. During the year ended December 2014, cash used to pay distributions was generated from net proceeds from our IPO.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		December 31, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$1,923		$5,481		$12,068		$15,685		$35,157
Distributions reinvested	2,047		6,060		14,393		19,080		41,580
Distributions on unvested restricted stock	2		1		1		4		8
Total distributions	$3,972		$11,542		$26,462		$34,769		$76,745

Source of distribution coverage:
Cash flows provided by operations (1)	$1,301	32.8%	$(163)	(1.4)%	$(1,138)	(4.3)%	$—	—%	$—	—%
Proceeds from issuance of common stock	624	15.7%	5,645	48.9%	13,207	49.9%	15,689	45.1%	35,165	45.8%
Common stock issued under the DRIP / offering proceeds	2,047	51.5%	6,060	52.5%	14,393	54.4%	19,080	54.9%	41,580	54.2%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$3,972	100.0%	$11,542	100.0%	$26,462	100.0%	$34,769	100.0%	$76,745	100.0%

Cash flows provided by (used in) operations (GAAP basis) (1)	$1,301		$(163)		$(11,182)		$5,357		$(4,687)
Net loss attributed to stockholders (in accordance with GAAP)	$(582)		$(4,147)		$(20,023)		$(12,926)		$(37,678)
______________________________
(1) Cash flows used in operations for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 and for the year ended December 31, 2014 reflect acquisition and transaction related expenses of $0.4 million, $2.6 million, $17.9 million, $12.7 million and $33.6 million, respectively.
For the year ended December 31, 2014, cash flows used in operations were $4.7 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Annual Report on Form 10-K.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through December 31, 2014:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	December 31, 2014
Distributions paid:
Common stockholders in cash	$36,460
Common stockholders pursuant to DRIP/offering proceeds	42,925
Unvested restricted stock	10
Total distributions paid	$79,395

Reconciliation of net loss:
Revenues	$60,256
Acquisition and transaction related	(34,353)
Depreciation and amortization	(29,966)
Other operating expenses	(30,499)
Other non-operating expenses	(2,816)
Income tax expense	(570)
Net income attributable to non-controlling interests	34
Net loss attributed to stockholders (in accordance with GAAP) (1)	$(37,914)

Cash flows used in operations	$(5,451)

FFO	$(7,984)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock and other units outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the offer price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $18.81. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2014 was $25.00.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2014, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) was approximately 4.0% as of December 31, 2014.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2014. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2014, the outstanding mortgage notes payable had weighted average effective interest rates of 6.15%. As of December 31, 2014, we had no advances outstanding under the Credit Facility.

		Years Ended December 31,
(In thousands)	Total	2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$65,786	$6,013	$47,543	$12,230	$—
Interest on mortgage notes payable	10,553	3,954	5,604	995	—
Lease rental payments due (1)	26,651	407	834	861	24,549
	$102,990	$10,374	$53,981	$14,086	$24,549
_______________________________
(1) Lease rental payments due includes $3.5 million of imputed interest related to our capital lease obligations.
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor under which we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility (which had no advances outstanding as of December 31, 2014), bears interest at fixed rates and variable rates. As of December 31, 2014, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2014, our debt included fixed-rate secured mortgage financings with a carrying value of $68.6 million and a fair value of $69.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of the Company’s internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the material weaknesses in internal control over financial reporting, as described below.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that as of December 31, 2014 the Company failed to:

•
Maintain information technology system access controls supporting the general ledger and accounts payable system applications, specifically controls that are designed to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities;

•	Design and maintain appropriate end-user controls over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Design and maintain appropriate controls over the authorization of manual journal entries made to the general ledger.
While the control deficiencies did not result in any material or immaterial misstatements in the financial statement accounts, the control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2014.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 and accordingly you will not find a report from KPMG LLP regarding their assessment of the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Remediation Plan
Management, and our Board of Directors, is focused on improving the Company’s processes and internal controls. The Audit Committee of the Board of Directors of the Company has directed management to proceed with a remediation plan. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control referenced above. Specifically:

•
Management will continue to evaluate and revise its business process review to ensure that information systems, processes, internal controls, monitoring activities and personnel are fully aligned with our financial reporting objectives.

•
Management has begun to establish appropriate and more restrictive access controls with respect to the general ledger IT application and supporting systems and to establish appropriate segregation of duties within the accounts payable and cash disbursements process. Additional staffing will be added to manage system administration.

•	Excel tools and sub-ledgers will be removed from the enterprise-wide shared drives, and appropriate computing and access controls will be implemented.

•
Management will improve the documentation of the Company’s system of internal control over financial reporting, specifically its control environment, business processes and control activities responsive to the risks of misstatement, operating policies and procedures, and monitoring activities.

We intend to execute our remediation plan as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future. If we are unable to remediate this material weakness, we may not timely file our periodic reports with the SEC which will have a material adverse effect on our ability to access the capital markets and affect our ability to provide accurate financial information.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer. Our code of ethics is also publicly available on our website at www.thehealthcarereit2.com/uploads/HT2_CodeofEthics.pdf. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules
1.    Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules:
The following financial statement schedule is included herein at page F-34 of this Annual Report on Form 10-K:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital Healthcare Trust II, Inc.
3.2 (2)	Bylaws of American Realty Capital Healthcare Trust II, Inc.
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Healthcare Trust II Operating Partnership, L.P., dated as of February 14, 2013
4.2 (5)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
10.1 (1)	Amended and Restated Subscription Escrow Agreement, dated as of March 14, 2013, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2 (1)
Advisory Agreement, dated as of February 14, 2013, by and among the Company, American Realty Capital Healthcare Trust II Operating Partnership, L.P. and American Realty Capital Healthcare II Advisors, LLC

10.2.1 (1)
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

10.15 (4)	Agreement for Purchase and Sale of Real Property, dated as of July 15, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.16 (4)	Letter Agreement No. 1, dated as of July 18, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.17 (4)	Letter Agreement No. 2, dated as of August 14, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.18 (4)	Letter Agreement No. 3, dated as of August 16, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.19 (5)	Agreement for Purchase and Sale, dated as of January 13, 2014 by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.20 (5)	First Amendment to Agreement for Purchase and Sale, dated as of February 13, 2014 by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.

Exhibit No.	Description
10.21 (5)	Second Amendment to Agreement for Purchase and Sale, dated as of February 18, 2014, by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.22 (5)	Third Amendment to Agreement for Purchase and Sale, dated as of February 28, 2014, by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.23 (6)
Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

10.24 (7)
Increase Letter, dated April 15, 2014, with Keybank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

10.25 (7)	Agreement for Purchase and Sale of Real Property, effective as of April 14, 2014, by and among American Realty Capital VII, LLC, AW Countryside, LLC and AW St. Andrews, LLC
10.26 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated as of May 14, 2014, by and among American Realty Capital VII, LLC, AW Countryside, LLC and AW St. Andrews, LLC
10.27 (7)	Agreement for Purchase and Sale of Real Property, effective as of June 5, 2014, by and among AR Capital, LLC, Jackson-Laguna, Jackson II, LLC and Jackson-Big Horn, LLC
10.28 (8)	Agreement for Lease of Real Property, dated as of June 14, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.29 (8)	First Amendment to Agreement for Lease of Real Property, dated as of July 16, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.30 (8)	Second Amendment to Agreement for Lease of Real Property, dated as of August 1, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.31 (8)	Third Amendment to Agreement for Lease of Real Property, dated as of September 26, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.32 *
Fourth Amendment to Agreement for Lease of Real Property, dated as of October 10, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC, ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.33 (8)
Agreement of Sale, dated as of June 16, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., Leisure Living Properties - Holt, LLC, Leisure Living Properties - Dewitt, LLC, Lifehouse Crystal Manor Property, LLC, Lifehouse Waldon Woods Property, LLC, Lifehouse - Golden Acres Properties, LLC, Lifehouse - Golden Acres Properties II, LLC, Lifehouse Grand Blanc Properties, LLC, Lifehouse Clare Properties, LLC, Lifehouse Mt. Pleasant Properties, LLC, Lifehouse Mt. Pleasant Properties II, LLC, Lifehouse Prestige Commons Properties, LLC, Leisure Living Properties - Buchanan, LLC, Lifehouse Buchanan Property-II, LLC, Leisure Living Properties - Grand Rapids, LLC, Leisure Living Properties - Holland, LLC, Lifehouse - Oakridge Manor Dixon Properties, LLC, Lifehouse - Oakridge Manor Rockford Properties, LLC, (collectively, the “Lifehouse Sellers”), and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.34 (8)
First Amendment to Agreement of Sale, dated as of July 20, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., the Lifehouse Sellers and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.35 (8)
Second Amendment to Agreement of Sale, dated as of August 7, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., American Realty Capital Healthcare Trust II Operating Partnership, L.P., the Lifehouse Sellers and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.36 (8)
Asset Purchase Agreement, dated as of July 2, 2014, by and between American Realty Capital Healthcare Trust II Operating Partnership, LP and PHBS REALTY, LLC, PHGG REALTY, LLC, PHCA REALTY, LLC, PHKC SWOPE REALTY, LLC, PHKC CLEVELAND REALTY, LLC, PHMC REALTY, LLC, PHDC REALTY, LLC, PHBC REALTY, LLC, PHGY REALTY, LLC and PHEM REALTY, LLC

10.37 (8)
First Amendment to Asset Purchase Agreement, dated as of July 30, 2014, by and between American Realty Capital Healthcare Trust II Operating Partnership, LP and PHBS REALTY, LLC, PHGG REALTY, LLC, PHCA REALTY, LLC, PHKC SWOPE REALTY, LLC, PHKC CLEVELAND REALTY, LLC, PHMC REALTY, LLC, PHDC REALTY, LLC, PHBC REALTY, LLC, PHGY REALTY, LLC and PHEM REALTY, LLC

10.38 (8)
Asset Purchase Agreement, dated as of August 1, 2014, by and among American Realty Capital Healthcare Trust II Operating Partnership, LP and ECI Acquisition I, LLC, Village Assisted Living, LLC, Mt. Pleasant Assisted Living, LLC, Burlington Assisted Living, LLC, Muscatine Assisted Living, LLC, Carroll Assisted Living, LLC, Ft. Madison Assisted Living, LLC and Burlington Independent Living, LLC

Exhibit No.	Description
10.39 (8)
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

10.40 (8)
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

10.41 (8)
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

10.42 (8)
Asset Purchase Agreement, dated as of August 25, 2014, by and among American Realty Capital VII, LLC, The Allegro at Abacoa, L.L.C., College Harbor Properties, L.L.C., The Allegro at Willoughby, L.L.C., The Allegro at East Lake, L.L.C. and Harbor Towers, L.L.C. and The Allegro at Helmwood, L.L.C.

10.43 (8)
First Amendment to Senior Secured Revolving Credit Agreement, dated September 18, 2014, to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014, between American Realty Capital Healthcare Trust II Operating Partnership, LP, American Realty Capital Healthcare Trust II, Inc. and KeyBank National Association, individually and as agent for itself and the other lenders party from time to time

10.44 *
Fifth Amendment to Agreement for Lease of Real Property, dated as of October 22, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.45 *
Sixth Amendment to Agreement for Lease of Real Property, dated as of October 31, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.46 *
Seventh Amendment to Agreement for Lease of Real Property, dated as of November 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.47 *
Eighth Amendment to Agreement for Lease of Real Property, dated as of November 21, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.48 *
Ninth Amendment to Agreement for Lease of Real Property, dated as of December 5, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.49 *
Tenth Amendment to Agreement for Lease of Real Property, dated as of December 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.50 *	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.51 (9)	Asset Purchase Agreement by and among American Realty Capital VII, LLC, ARHC WHWCHPA01, LLC, ARHC WHWCHPA01 TRS, LLC and First Somerset, LLC
10.52 (9)	First Amendment to Asset Purchase Agreement by and among American Realty Capital VII, LLC, ARHC WHWCHPA01, LLC, ARHC WHWCHPA01 TRS, LLC and First Somerset, LLC
10.53 (9)	Second Amendment to Asset Purchase Agreement by and among American Realty Capital VII, LLC, ARHC WHWCHPA01, LLC, ARHC WHWCHPA01 TRS, LLC and First Somerset, LLC
10.54 *	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
14.1 (1)	Code of Ethics
16.1 (10)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries of American Realty Capital Healthcare Trust II, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.

2)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on January 10, 2013.

3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the Securities and Exchange Commission on August 12, 2013.

4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 12, 2013.

5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 6, 2014.

6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 14, 2014.

7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 6, 2014.

8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 14, 2014.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2015.
10)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April, 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.
By	/s/ THOMAS P. D'ARCY
THOMAS P. D'ARCY
CHIEF EXECUTIVE OFFICER, PRESIDENT AND SECRETARY (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Randolph C. Read	Non-Executive Chairman of the Board of Directors, Independent Director	April 15, 2015
Randolph C. Read

/s/ Edward F. Lange, Jr.	Chief Financial Officer, Chief Operating Officer and Treasurer	April 15, 2015
Edward F. Lange, Jr.	(and Principal Financial Officer and Principal Accounting Officer)

/s/ William M. Kahane	Director	April 15, 2015
William M Kahane

/s/ Dr. Robert J. Froehlich	Independent Director	April 15, 2015
Dr. Robert J. Froehlich

/s/ Elizabeth K. Tuppeny	Independent Director	April 15, 2015
Elizabeth K. Tuppeny

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014 and 2013 and the Period from October 15, 2012 (date of inception) to December 31, 2012	F-4

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014 and 2013 and the Period from October 15, 2012 (date of inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 and the Period from October 15, 2012 (date of inception) to December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust II, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Healthcare Trust II, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statement of operations and comprehensive loss, changes in equity and cash flows for the years ended December 31, 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012. In connection with our audits of the basic consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust II, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
April 15, 2015

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$113,461	$3,782
Buildings, fixtures and improvements	1,362,387	35,996
Acquired intangible assets	186,849	6,508
Total real estate investments, at cost	1,662,697	46,286
Less: accumulated depreciation and amortization	(30,947)	(1,094)
Total real estate investments, net	1,631,750	45,192
Cash and cash equivalents	182,617	111,833
Restricted cash	1,778	—
Investment securities, at fair value	20,286	—
Receivable for sale of common stock	6	1,286
Prepaid expenses and other assets (including $0 and $510 due from affiliates as of December 31, 2014 and 2013, respectively)	17,036	1,888
Deferred costs, net	4,237	7
Total assets	$1,857,710	$160,206

LIABILITIES AND EQUITY
Mortgage notes payable	$65,786	$—
Mortgage premiums, net	2,844	—
Market lease intangible liabilities, net	19,535	57
Accounts payable, accrued expenses and other liabilities (including $970 and $320 due to affiliates as of December 31, 2014 and 2013, respectively)	22,248	962
Deferred rent	3,023	46
Distributions payable	12,097	992
Total liabilities	125,533	2,057

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 83,718,853 and 7,529,789 shares issued and outstanding as of December 31, 2014 and 2013, respectively	837	75
Additional paid-in capital	1,850,169	161,952
Accumulated other comprehensive income	463	—
Accumulated deficit	(129,406)	(3,878)
Total stockholders' equity	1,722,063	158,149
Non-controlling interest	10,114	—
Total equity	1,732,177	158,149
Total liabilities and equity	$1,857,710	$160,206

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,		Period from October 15, 2012 (Date of Inception) to December 31,
	2014	2013	2012
Revenues:
Rental income	$52,104	$1,551	$—
Operating expense reimbursement	3,585	266	—
Resident services and fee income	2,750	—	—
Total revenues	58,439	1,817	—

Expenses:
Property operating and maintenance	26,717	122	—
Acquisition and transaction related	33,623	730	—
General and administrative	3,541	104	15
Depreciation and amortization	28,889	1,077	—
Total expenses	92,770	2,033	15
Operating loss	(34,331)	(216)	(15)
Other income (expense):
Interest expense	(3,559)	—	—
Income from investment securities and interest income	735	—	—
Gain on sale of investment securities	8	—	—
Total other expense	(2,816)	—	—
Loss before income tax and non-controlling interest	(37,147)	(216)	(15)
Income tax expense	(565)	(5)	—
Net loss	(37,712)	(221)	(15)
Net loss attributable to non-controlling interest	34	—	—
Net loss attributable to stockholders	$(37,678)	$(221)	$(15)

Other comprehensive income (loss):
Unrealized gain on investment securities, net	463	—	—
Comprehensive loss	$(37,215)	$(221)	$(15)

Basic and diluted weighted-average shares outstanding	51,234,729	2,148,297	8,888
Basic and diluted net loss per share	$(0.74)	$(0.10)	$(1.69)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, October 15, 2012	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,888	—	200	—	—	200	—	200
Net loss	—	—	—	—	(15)	(15)	—	(15)
Balance, December 31, 2012	8,888	—	200	—	(15)	185	—	185
Issuance of common stock	7,461,884	74	185,218	—	—	185,292	—	185,292
Common stock offering costs, commissions and dealer manager fees	—	—	(24,786)	—	—	(24,786)	—	(24,786)
Common stock issued through distribution reinvestment plan	56,618	1	1,344	—	—	1,345	—	1,345
Common stock repurchases	(1,600)	—	(40)	—	—	(40)	—	(40)
Equity-based compensation	3,999	—	16	—	—	16	—	16
Distributions declared	—	—	—	—	(3,642)	(3,642)	—	(3,642)
Net loss	—	—	—	—	(221)	(221)	—	(221)
Balance, December 31, 2013	7,529,789	75	161,952	—	(3,878)	158,149	—	158,149
Issuance of common stock	74,504,754	745	1,851,206	—	—	1,851,951	—	1,851,951
Common stock offering costs, commissions and dealer manager fees	—	—	(202,857)	—	—	(202,857)	—	(202,857)
Common stock issued through distribution reinvestment plan	1,750,705	18	41,562	—	—	41,580	—	41,580
Common stock repurchases	(72,431)	(1)	(1,767)	—	—	(1,768)	—	(1,768)
Equity-based compensation	6,036	—	73	—	—	73	—	73
Distributions declared	—	—	—	—	(87,850)	(87,850)	—	(87,850)
Contributions from non-controlling interest holders	—	—	—	—	—	—	10,148	10,148
Unrealized gain on investments	—	—	—	463	—	463	—	463
Net loss	—	—	—	—	(37,678)	(37,678)	(34)	(37,712)
Balance, December 31, 2014	83,718,853	$837	$1,850,169	$463	$(129,406)	$1,722,063	$10,114	$1,732,177

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from October 15, 2012 (Date of Inception) to December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(37,712)	$(221)	$(15)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,977	814	—
Amortization of intangibles	17,912	263	—
Amortization of deferred financing costs	1,313	—	—
Amortization of mortgage premiums	(689)	—	—
Amortization of market lease and other intangibles, net	638	13	—
Equity-based compensation	73	16	—
Gain on sale of investment securities	(8)	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(11,045)	(2,022)	—
Accounts payable, accrued expenses and other liabilities	10,877	327	15
Deferred rent	2,977	46	—
Net cash used in operating activities	(4,687)	(764)	—
Cash flows from investing activities:
Investment in real estate and other assets	(1,506,862)	(46,134)	—
Deposits for real estate acquisitions	(3,650)	(350)	—
Capital expenditures	(807)	—	—
Purchase of investment securities	(20,328)	—	—
Proceeds from sale of investment securities	513	—	—
Net cash used in investing activities	(1,531,134)	(46,484)	—
Cash flows from financing activities:
Payments of mortgage notes payable	(535)	—
Payments of deferred financing costs	(5,408)	(7)	—
Proceeds from issuance of common stock	1,853,231	184,006	200
Common stock repurchases	(541)	—	—
Payments of offering costs and fees related to common stock issuances	(202,715)	(23,696)	(601)
Distributions paid	(35,165)	(1,305)	—
Payments from (to) affiliate	(484)	80	404
Increase in restricted cash	(1,778)	—	—
Net cash provided by financing activities	1,606,605	159,078	3
Net change in cash and cash equivalents	70,784	111,830	3
Cash and cash equivalents, beginning of period	111,833	3	—
Cash and cash equivalents, end of period	$182,617	$111,833	$3

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from October 15, 2012 (Date of Inception) to December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,313	$—	$—
Cash paid for taxes	601	—	—
Receivable for sale of common stock	6	1,286	—
Payable and accrued offering costs	631	489	206
Unfulfilled repurchase requests included in accounts payable, accrued expenses and other liabilities	1,267	40	—

Non-cash investing and financing activities:
Assumption of mortgage notes payable used to acquire investments in real estate	$66,321	$—	$—
OP units issued to acquire real estate	10,148	—	—
Premiums on assumed mortgage notes payable	3,533	—	—
Liabilities assumed in real estate acquisitions	9,040	91	—
Common stock issued through distribution reinvestment plan	41,580	1,345	—
Reclassification of deferred offering costs to equity	—	807	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization
American Realty Capital Healthcare Trust II, Inc. (the "Company") was incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. On February 14, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On August 1, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, the Company completed the issuance of the $1.7 billion of common stock, registered in connection with the IPO and, as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to the IPO. In November 2014, the Company closed the IPO following the successful achievement of its target equity raise, including shares reallocated from the DRIP. As of December 31, 2014, the Company had 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $2.1 billion. As of December 31, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $2.1 billion based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
The Company was formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of December 31, 2014, the Company owned 118 properties consisting of 6.3 million rentable square feet.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, LP (the "OP"), a Delaware limited partnership. The Company has no direct employees. American Realty Capital Healthcare II Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC, the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager have or will also receive compensation, fees and expense reimbursements during our offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP").
Reclassifications
Certain prior year amounts within real estate investments, at cost, general and administrative and income tax expense have been reclassified to conform with the current year presentation.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and fair value measurements, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings and fixtures. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Acquired intangible assets and liabilities consist of the following as of the periods presented:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$150,953	$18,104	$132,849	$5,489	$263	$5,226
Intangible market lease assets	25,307	1,008	24,299	1,019	17	1,002
Other intangible assets	10,589	44	10,545	—	—	—
Total acquired intangible assets	$186,849	$19,156	$167,693	$6,508	$280	$6,228
Intangible market lease liabilities	$19,897	$362	$19,535	$61	$4	$57
For the years ended December 31, 2014 and 2013, amortization of in-place leases and other intangible assets of $17.9 million and $0.3 million is included in depreciation and amortization expense on the consolidated statements of operations and comprehensive loss, respectively. For the years ended December 31, 2014 and 2013, net amortization of intangible market lease assets and liabilities relating to assumed tenant leases of $0.6 million and approximately $13,000 is deducted from rental income on the consolidated statements of operations and comprehensive loss, respectively. For the year ended December 31, 2014, net amortization of intangible market lease assets and liabilities related to assumed leasehold interests of approximately $29,000 is included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss.
The following table provides the weighted-average remaining amortization and accretion periods for intangible assets and liabilities as of December 31, 2014 and the projected amortization expense and adjustments to revenues for the next five years:

(Dollar amounts in thousands)	Weighted- Average Amortization Period	2015	2016	2017	2018	2019
In-place lease assets	6.4	$55,796	$12,005	$10,578	$9,114	$7,570
Other intangible assets	39.8	265	265	265	265	265
Total to be added to amortization expense		$56,061	$12,270	$10,843	$9,379	$7,835

Above-market lease assets	5.5	$(1,954)	$(1,625)	$(1,349)	$(896)	$(670)
Below-market lease liabilities	16.0	1,876	1,780	1,538	1,371	1,153
Total to be added to (deducted from) rental income		$(78)	$155	$189	$475	$483

Below-market ground lease assets	81.2	$212	$212	$212	$212	$212
Above-market ground lease liabilities	66.9	(11)	(11)	(11)	(11)	(11)
Total to be added to property operating and maintenance expense		$201	$201	$201	$201	$201
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company had not sold and did not intend to sell any properties as of December 31, 2014 and 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of the Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2014, $134.2 million was held in money market funds with the Company's financial institutions. No funds were held in money market funds as of December 31, 2013.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2014 and 2013, the Company had deposits of $182.6 million and $111.8 million, of which $173.1 million and $111.3 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash may primarily consist of reserves related to real estate tax, maintenance, structural, and debt service reserves.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Investments in Securities
The Company classifies its investments in debt or equity securities into one of three classes: held-to-maturity, available-for-sale or trading, as applicable.  Investments in debt securities that the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purposes of selling them in the near future are classified as trading securities. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are reported at fair value, with unrealized holding gains and losses reported as a component of equity within accumulated other comprehensive income or loss. Gains or losses on securities sold are based on the specific identification method.
The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis.  The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of income and comprehensive loss in the period in which the other-than-temporary impairment is determined, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.
Deferred Costs, Net
Deferred costs, net, consist of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2014, the Company had $4.1 million of deferred financing costs, net of accumulated amortization of $1.3 million. The Company had approximately $7,000 of deferred financing costs as of December 31, 2013 with no accumulated amortization.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2014, the Company had $0.1 million in deferred leasing costs, net of accumulated amortization of approximately $24,000. The Company had no deferred leasing costs as of December 31, 2013.
Revenue Recognition
The Company's rental income is primarily related to rent received from tenants in MOBs and other healthcare-related facilities and residents in seniors housing communities. Rent from tenants in the Company's three operating segments, excluding seniors housing communities under the REIT Investment Diversification and Empowerment Act ("RIDEA") structure, are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our seniors housing communities are recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in the Company's seniors housing communities. Fees for ancillary services are recorded in the period in which the services are performed.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the receivable in the consolidated statements of operations.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the IPO. Offering costs of the Company (other than selling commissions and the dealer manager fee, as discussed in Note 9 — Related Party Transactions and Arrangements) may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering and related costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO in November 2014, cumulative offering costs did not exceed 12.0% of the gross proceeds received in the IPO (See Note 9 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 11 — Share-Based Compensation).
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its ordinary taxable income for each of the years ended December 31, 2014 and 2013. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in the Company's financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The following table details the composition of the Company's tax expense for the year ended December 31, 2014, which includes federal and state income taxes incurred by the Company's taxable REIT subsidiary ("TRS") entities. The Company estimated its income tax expense relating to its TRS entities using a combined federal and state rate of approximately 40% for the year ended December 31, 2014. These income taxes are reflected in income tax expense on the accompanying consolidated statement of operations and comprehensive loss.

	Year Ended December 31, 2014		Year Ended December 31, 2013
(In thousands)	Current	Deferred	Current	Deferred
Federal	$450	$—	$—	$—
State	115	—	5	—
	$565	$—	$5	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

REIT status imposes limitations related to seniors housing communities. Generally, to qualify as a REIT, the Company cannot directly operate seniors housing communities. However, such facilities may generally be operated by a TRS pursuant to a lease with the Company. Therefore, the Company has formed a TRS entity under the OP to operate the seniors housing communities pursuant to contracts with unaffiliated management companies.
As of December 31, 2014, the Company owned 30 seniors housing communities that are owned by a TRS entity, which is owned by the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2014 consisted of deferred rent and depreciation. As of December 31, 2014, the Company had a deferred tax asset of $0.7 million and a valuation allowance of $0.7 million. The Company did not have any deferred tax assets as of December 31, 2013.
As of December 31, 2014 and 2013, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. From a tax perspective, of the amounts distributed during the years ended December 31, 2014 and 2013, 93.7% and 97.7%, or $1.59 and $1.66 per share per annum, represented a return of capital and 6.3% and 2.3%, or $0.11 and $0.04 per share per annum, represented ordinary dividend income, respectively.
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
Reportable Segments
The Company has determined that it has three reportable segments, with activities related to investing in MOBs, triple-net leased healthcare facilities, and seniors housing communities. Management evaluates the operating performance of the Company's investments in real estate and seniors housing communities on an individual property level.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The revised guidance is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2014 and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating this impact of the new guidance.
Note 3 — Real Estate Investments
The Company owned 118 properties as of December 31, 2014. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of Landis Memorial ("Landis"), Allegro at St. Petersburg and Wellington at Hershey's Mill ("Wellington") represent 5% or more of the Company's total portfolio's rentable square feet or annualized straight-line rental income as of December 31, 2014.
On September 26, 2014, the Company, through a wholly owned subsidiary, completed the acquisition of a leasehold interest in Landis, a hospital located in Harrisburg, Pennsylvania. The Company acquired the leasehold interest in Landis from Pinnacle Health Hospitals, a Pennsylvania non-profit corporation, who had no pre-existing relationship with the Company. The Company accounted for this leasehold interest as a capital lease, paid $42.6 million at the time of closing, funded with proceeds from the Company's ongoing IPO and recorded a capital lease obligation of $0.8 million related to future payments under the lease. The Company accounted for the purchase of Landis as a business combination and incurred acquisition related costs of $0.7 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

On September 30, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in Allegro at St. Petersburg, a seniors housing community located in St. Petersburg, Florida. The sellers of Allegro at St. Petersburg were Harbor Towers, LLC and College Harbor Properties, L.L.C., who had no preexisting relationships with the Company. The contract purchase price of Allegro at St. Petersburg was $15.5 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Allegro at St. Petersburg as a business combination and incurred acquisition related costs of $0.3 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
On December 3, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in Wellington, a seniors housing community located in West Chester, Pennsylvania. The seller of Wellington was First Somerset, LLC, which had no preexisting relationship with the Company. The contract purchase price of Wellington was $95.0 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Wellington as a business combination and incurred acquisition related costs of $2.7 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the assets acquired during the years ended December 31, 2014 and 2013. There were no assets acquired or liabilities assumed during the period from October 15, 2012 (date of inception) to December 31, 2012.

	Year Ended December 31,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$109,679	$3,782
Buildings, fixtures and improvements	1,325,721	35,996
Total tangible assets	1,435,400	39,778
Acquired intangibles:
In-place leases	145,464	5,489
Market lease and other intangible assets	34,877	1,019
Market lease liabilities	(19,837)	(61)
Total assets acquired, net	1,595,904	46,225
Mortgage notes payable assumed to acquire real estate investments	(66,321)	—
Premiums on mortgages assumed	(3,533)	—
Other liabilities assumed (1)	(9,040)	(91)
OP units issued to acquire real estate	(10,148)	—
Cash paid for acquired real estate investments	$1,506,862	$46,134
Number of properties purchased	111	7
___________________
(1) Other liabilities assumed includes $4.2 million in tenant security deposits assumed at acquisition of properties acquired and a $4.8 million capital lease obligation incurred in conjunction with the transaction described below during the year ended December 31, 2014.
During the year ended December 31, 2014, the Company acquired leasehold interests in eight properties and has accounted for such interests as capital leases. The Company allocated $144.4 million and $34.1 million of assets at cost associated with the building leasehold interests to buildings, fixtures and improvements and in-place leases, respectively, in the table above. Additionally, the Company entered into arrangements to sublease all or a portion of the eight properties back to the seller, and assumed in-place subleases with other third-party tenants. Future minimum base rental payments due to the Company under subleases to the seller and other third-party tenants as of December 31, 2014 totaled $140.2 million. See Note 16 — Commitments and Contingencies for minimum base cash rental payments due from the Company to the seller under these leasehold interests.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $33.6 million from the year ended December 31, 2014 to the period from October 15, 2012 (date of inception) to December 31, 2012.

	Year Ended December 31,
(In thousands)	2014	2013
Pro forma revenues (1) (2)	$224,143	$221,552
Pro forma net loss (1) (2)	$(7,923)	$(39,316)
___________________
(1) For the year ended December 31, 2014, aggregate revenues and net loss derived from the Company's 2014 acquisitions (for the Company's period of ownership) were $54.0 million and $2.2 million, respectively.
(2) During the period from January 1, 2015 to April 10, 2015, the Company completed its acquisition of twelve properties. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these consolidated financial statements the pro-forma effect of these acquisitions (see Note 18 — Subsequent Events for more information).
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2014.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$71,417
2016	70,099
2017	68,581
2018	65,765
2019	62,467
Thereafter	516,419
$854,748
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of December 31, 2014 and 2013. The Company did not own any properties and therefore had no tenant concentrations as of December 31, 2012.

	December 31,
Tenant	2014	2013
Adena Health System	*	10.8%
Advocate Health and Hospitals Corporation	*	10.9%
HH/Killeen Health System, LLC	*	12.8%
IASIS Healthcare, LLC	*	15.3%
Meridian Senior Living, LLC	10.1%	*
National Mentor Holdings, Inc.	*	24.8%
Pinnacle Health Hospitals	14.5%	*
_______________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2014 and 2013. The Company did not own any properties and therefore had no state concentrations as of December 31, 2012.

	December 31,
State	2014	2013
Colorado	*	24.8%
Florida	24.6%	*
Illinois	*	23.0%
Iowa	13.9%	*
Louisiana	*	15.3%
Ohio	*	10.8%
Pennsylvania	15.2%	*
Texas	*	12.8%
_______________________________
* State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of December 31, 2014, the Company had investments in common stock, redeemable preferred stock, real estate income funds and a senior note with an aggregate fair value of $20.3 million. The real estate income funds are managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of December 31, 2014. The Company had no such investments as of December 31, 2013.

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Equity securities	$19,397	$477	$(33)	$19,841
Debt security	426	19	—	445
	$19,823	$496	$(33)	$20,286
Certain of the Company's investments in preferred stock and the real estate investment funds have been in a continuous unrealized loss position for less than twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of December 31, 2014 to be temporary and therefore no impairment was recorded during year ended December 31, 2014.
During the year ended December 31, 2014, the Company sold investments in preferred stock for proceeds and cost basis of $0.5 million which resulted in realized gain on sale of investment of approximately $8,000.
The Company's preferred stock investments, with an aggregate fair value of $15.3 million as of December 31, 2014, are redeemable at the respective issuer's option five years after issuance. The senior note, with a fair value of $0.4 million as of December 31, 2014, matures in 28.2 years and bears interest at 5.45%.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The Company did not have any borrowing capacity as there were no assets assigned to the borrowing base of the Credit Facility as of December 31, 2014. There were no advances outstanding as of December 31, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2014, the Company was in compliance with the financial covenants under the Credit Facility agreement.
Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of December 31, 2014. The Company had no mortgage notes payable as of December 31, 2013.

		Outstanding Loan Amount as of	Effective Interest Rate
Portfolio	Encumbered Properties	December 31, 2014			Interest Rate		Maturity
		(In thousands)
Creekside Medical Office Building - Douglasville, GA	1	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,898	6.39%		Fixed		Sep. 2017
Total	13	$65,786	6.15%	(2)
_______________________________
(1) Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2) Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2014.
Real estate investments, at cost, related to the mortgage notes payable of $122.4 million at December 31, 2014 have been pledged as collateral and are not available to satisfy our debts and obligations unless first satisfying the mortgage notes payable on the properties. The Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to December 31, 2014:

(In thousands)	Future Principal Payments
2015	$6,013
2016	14,347
2017	33,196
2018	212
2019	12,018
Thereafter	—
$65,786
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2014, the Company was in compliance with the financial covenants under its mortgage note agreements.
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
The Company has investments in common stock, redeemable preferred stock, real estate income funds and a senior note that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no such assets as of December 31, 2013.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2014
Investment securities	$20,286	$—	$—	$20,286

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, receivable for sale of common stock, prepaid expenses and other assets, due to affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount(1) at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$68,630	$69,117	$—	$—
_______________________________
(1) Carrying value includes mortgage notes payable of $65.8 million and mortgage premiums, net of $2.8 million as of December 31, 2014.
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 8 — Common Stock
The Company had 83.7 million and 7.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $2.1 billion and $186.8 million, including proceeds from shares issued pursuant to the DRIP, as of December 31, 2014 and 2013, respectively.
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
The repurchase price per share depends on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding on December 31 of the previous calendar year.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	2	1,600	$25.00
Year ended December 31, 2014 (1)	55	72,431	24.41
Cumulative repurchases as of December 31, 2014 (1)	57	74,031	$24.42
_____________________________
(1) Includes 34 unfulfilled repurchase requests consisting of 52,347 shares at an average repurchase price per share of $24.20, which were approved for repurchase as of December 31, 2014 and were completed in February 2015.
Our board of directors may amend the terms of, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2014 and 2013, the Company issued 1.8 million and 0.1 million shares of common stock pursuant to the DRIP, with a value of $41.6 million and $1.3 million, respectively, and a par value per share of $0.01.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2014 and 2013, American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner") owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2013, the Company had $0.5 million payable to the Sponsor primarily related to funding the payment of third party professional fees and offering costs. There were no such amounts payable as of December 31, 2014.
The Company owns shares in real estate income funds managed by an affiliate of the Sponsor with a fair value of $3.8 million as of December 31, 2014 (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to the Company's Advisor, a limited partner of the OP.  In connection with this special allocation, the Company's Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Paid in Connection with the IPO
The Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager was permitted to reallow its dealer-manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented. No such fees were incurred during the period from October 15, 2012 (date of inception) to December 31, 2012.

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2014	2013	2014	2013
Total commissions and fees incurred from and due to the Dealer Manager	$175,575	$17,481	$1	$127
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance during the IPO. The following table details reimbursable offering costs incurred from and due to the Advisor and Dealer Manager as of and for the periods presented. No such reimbursable offering costs were incurred during the period from October 15, 2012 (date of inception) to December 31, 2012.

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2014	2013	2014	2013
Fees and expense reimbursements incurred from and due to the Advisor	$21,767	$3,807	$—	$7
Fees and expense reimbursements incurred from and due to the Dealer Manager	3,262	1,190	605	185
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	$25,029	$4,997	$605	$192
The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees did not exceed 2.0% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees were the Company's responsibility up to a maximum of 12.0% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in November 2014, offering costs were less than the 12.0% of the gross proceeds received in the IPO.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
For its asset management services, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The asset management subordination is an amount equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2014, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the years ended December 31, 2014 and 2013, the Company's board of directors approved the issuance of 103,823 and 4,062 Class B units, respectively, to the Advisor in connection with this arrangement.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of 1.5% of gross revenues from the Company's stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively. The Company also reimburses the Property Manager for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate of the Property Manager both a property management fee and an oversight fee with respect to any particular property.
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of December 31, 2014. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented. There were no such fees as of December 31, 2012 or for the period from October 15, 2012 (date of inception) to December 31, 2012.

	Year Ended December 31,				Payable as of
	2014		2013		December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees	$15,936	$—	$462	$—	$—	$—
Acquisition cost reimbursements	7,968	—	144	—	—	—
Financing coordination fees	1,997	—	—	—	—	—
Ongoing fees:
Property management fees	—	617	—	23	—	—
Transfer agent and other professional services	364	—	—	—	364	—
Strategic advisory fees	605	—	315	—	—	—
Distributions on Class B Units	47	—	1	—	—	1
Total related party operation fees and reimbursements	$26,917	$617	$922	$23	$364	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the year ended December 31, 2014 or 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. The following table reflects costs absorbed by the Advisor during the periods presented. No costs were absorbed during the period from October 15, 2012 (date of inception) to December 31, 2012.

	Year Ended December 31,		Receivable as of December 31,
(In thousands)	2014	2013	2014	2013
Property operating expenses absorbed	$—	$150	$—	$150
General and administrative expenses absorbed	—	843	—	843
Total expenses absorbed	$—	$993	$—	$993
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the year ended December 31, 2014 or 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the year ended December 31, 2014 or 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded annual return on their capital contributions. No such fees were incurred during the year ended December 31, 2014 or 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such fees were incurred during the year ended December 31, 2014 or 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the periods presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, October 15, 2012	—	$—
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested, January 1, 2012	—	—
Granted	3,999	22.50
Vested	—	—
Forfeitures	—	—
Unvested, December 31, 2013	3,999	22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeitures	—	—
Unvested, December 31, 2014	7,198	$22.50
As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.9 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $27,000 and $16,000 during the years ended December 31, 2014 and 2013, respectively. The Company did not have any restricted shares outstanding as of December 31, 2012, as such, the Company had no compensation expense related to restricted stock for the period from October 15, 2012 (date of inception) to December 31, 2012. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the year ended December 31, 2014, the Company issued 2,037 shares in lieu of approximately $46,000 in cash. There were no shares issued in lieu of cash during the year ended December 31, 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the periods presented below. As of and for the year ended December 31, 2013 and as of December 31, 2012 and for the period from October 15, 2012 (date of inception) to December 31, 2012, the Company had no accumulated other comprehensive income.

(In thousands)	Unrealized Gains on Available-for-Sale Securities
Balance, December 31, 2013	$—
Other comprehensive income, before reclassifications	471
Amounts reclassified from accumulated other comprehensive income (1)	(8)
Balance, December 31, 2014	$463
__________________

(1)
During the year ended December 31, 2014, the Company sold investments in preferred stock which resulted in a realized gain of approximately $8,000, which is included in gain on sale of investment securities on the consolidated statement of operations.

Note 13 — Non-Controlling Interest
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). As of December 31, 2014 and 2013, the Advisor held 90 OP units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.
No distributions were paid to non-controlling interest holders during the years ended December 31, 2014 or 2013 or the period from October 15, 2012 (date of inception) to December 31, 2012.
A holder of OP units has the right to distributions and has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012:

	Year Ended December 31,		Period from October 15, 2012 (date of inception) to
	2014	2013	December 31, 2012
Net loss attributable to stockholders (in thousands)	$(37,678)	$(221)	$(15)
Basic and diluted weighted-average shares outstanding	51,234,729	2,148,297	8,888
Basic and diluted net loss per share	$(0.74)	$(0.10)	$(1.69)
The Company had the following potentially dilutive securities as of December 31, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive. The Company did not have any common stock equivalents at December 31, 2012.

	December 31,
	2014	2013
Unvested restricted stock	7,198	3,999
OP Units	405,998	90
Class B units	107,885	4,062
Total common share equivalents	521,081	8,151
Note 15 — Segment Reporting
During the year ended December 31, 2014, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing communities. During the year ended December 31, 2013, the Company did not own any seniors housing communities and, therefore, operated in two reportable business segments. During the period from October 15, 2012 (date of inception) to December 31, 2012, the Company did not own any properties and had not commenced real estate operations.
These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The seniors housing communities segment primarily consists of investments in assisted living, independent living, memory care and skilled nursing facilities which the Company operates through engaging independent third-party managers. The triple-net leased healthcare facilities segment primarily consists of investments in hospitals, inpatient rehabilitation facilities and seniors housing communities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income (loss) is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense, interest expense, income from investment securities and interest income, gain on sale of investment securities, and income tax expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2014 and 2013. There were no real estate investments, and therefore no segment activity, as of December 31, 2012.

	Year Ended December 31, 2014
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$13,955	$9,050	$29,099	$52,104
Operating expense reimbursements	3,532	53	—	3,585
Resident services and fee income	—	—	2,750	2,750
Total revenues	17,487	9,103	31,849	58,439
Property operating and maintenance	4,765	79	21,873	26,717
Net operating income	$12,722	$9,024	$9,976	31,722
Acquisition and transaction related				(33,623)
General and administrative				(3,541)
Depreciation and amortization				(28,889)
Interest expense				(3,559)
Income from investment securities and interest income				735
Gain on sale of investment securities				8
Income tax expense				(565)
Net loss attributable to non-controlling interests				34
Net loss attributable to stockholders				$(37,678)

	Year Ended December 31, 2013
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$881	$670	$—	$1,551
Operating expense reimbursements	236	30	—	266
Total revenues	1,117	700	—	1,817
Property operating and maintenance	92	30	—	122
Net operating income	$1,025	$670	$—	1,695
Acquisition and transaction related				(730)
General and administrative				(104)
Depreciation and amortization				(1,077)
Income tax expense				(5)
Net loss				$(221)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table reconciles the segment activity to consolidated total assets as of December 31, 2014 and 2013:

	December 31,
(In thousands)	2014	2013
ASSETS
Investments in real estate:
Medical office buildings	$593,648	$27,520
Triple-net leased healthcare facilities	355,962	17,672
Seniors housing communities	682,140	—
Total reportable segments, net	1,631,750	45,192
Cash and cash equivalents	182,617	111,833
Restricted cash	1,778	—
Investment securities, at fair value	20,286	—
Receivable for sale of common stock	6	1,286
Prepaid expenses and other assets	17,036	1,888
Deferred costs, net	4,237	7
Total assets	$1,857,710	$160,206
Note 16 — Commitments and Contingencies
Future Minimum Lease Payments
The Company has entered into operating and capital lease agreements related to certain acquisitions under leasehold interests arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter under these arrangements, including the present value of the net minimum payment due under capital leases.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2015	$335	$72
2016	340	74
2017	344	76
2018	349	78
2019	354	80
Thereafter	16,619	7,930
Total minimum lease payments	$18,341	$8,310
Less: amounts representing interest		(3,519)
Total present value of minimum lease payments		$4,791
Total rental expense from operating leases was $0.1 million and approximately $5,000 during the years ended December 31, 2014 and 2013, respectively. There was no such expense during the period from October 15, 2012 (date of inception) to December 31, 2012. During the year ended December 31, 2014, interest expense related to capital leases was $0.2 million. There was no such expense during the year ended December 31, 2013 and during the period from October 15, 2012 (date of inception) to December 31, 2012.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2014, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Quarterly Results (Unaudited)
The Company had an approximately $15,000 net loss during the period from October 15, 2012 (date of inception) to December 31, 2012. Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

(In thousands, except for share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$1,387	$2,869	$11,818	$42,365
Net loss attributable to stockholders	$(582)	$(4,147)	$(20,023)	$(12,926)
Basic and diluted weighted average shares outstanding	13,623,545	35,127,969	71,813,126	83,381,570
Basic and diluted loss per share	$(0.04)	$(0.12)	$(0.28)	$(0.16)

(In thousands, except for share and per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$—	$27	$652	$1,138
Net income (loss)	$(47)	$(116)	$(399)	$341
Basic weighted average shares outstanding	8,888	379,911	2,559,022	5,579,635
Basic income (loss) per share	$(5.29)	$(0.31)	$(0.16)	$0.06
Diluted weighted average shares outstanding	8,888	379,911	2,559,022	5,624,600
Diluted income (loss) per share	$(5.29)	$(0.31)	$(0.16)	$0.05
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2015 to April 10, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, December 31, 2014	118	6,274,026	$1,639,838
Acquisitions	12	432,242	153,647
Portfolio, April 10, 2015	130	6,706,268	$1,793,485
________________________
(1)    Contract purchase price, excluding acquisition related costs.
Intention to List Common Stock
On March 18, 2015, the Company announced that it intends to file an application to list its common stock on a national stock exchange under the symbol “HTI,” and, subject to approval, anticipates that its common stock will begin trading on such exchange during the third quarter of 2015. Concurrent with the Company's listing of its common stock, the Company intends to change its name to “Healthcare Trust, Inc.”

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Engagement of Financial Advisors
On March 17, 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Dealer Manager, as financial advisors. The Company's Board of Directors has determined, in consultation with KeyBanc and RCS Capital, that it is in the Company's best interests to proceed with a public listing application on a national securities exchange. Pursuant to the agreements with KeyBanc and RCS Capital, they will each receive a listing advisory fee equal to $1.5 million if the Company's shares are listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc and RCS Capital will each receive a proposed transaction fee equal to 0.25% of the value of the transaction.

American Realty Capital Healthcare Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

				Initial Costs		Subsequent to Acquisition
Property (Dollar amounts in thousands)	State	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2014 (1) (2)	Accumulated Depreciation (3) (4)
Fresenius Medical Care - Winfield	AL	5/10/2013	$—	$151	$1,568	$—	$1,719	$77
Adena Health Center - Jackson	OH	6/28/2013	—	242	4,494	—	4,736	175
Ouachita Community Hospital - West Monroe	LA	7/12/2013	—	633	5,304	—	5,937	210
CareMeridian - Littleton	CO	8/8/2013	—	976	8,900	—	9,876	555
Oak Lawn Medical Center - Oak Lawn	IL	8/21/2013	—	835	7,477	—	8,312	323
Surgery Center of Temple - Temple	TX	8/30/2013	—	225	5,208	—	5,433	180
Greenville Health System - Greenville	SC	10/10/2013	—	720	3,045	—	3,765	98
Arrowhead Medical Plaza II - Glendale	AZ	2/21/2014	—	—	9,707	186	9,893	249
Village Center Parkway - Stockbridge	GA	2/21/2014	—	1,135	2,299	23	3,457	61
Stockbridge Family Medical - Stockbridge	GA	2/21/2014	—	823	1,799	—	2,622	44
Creekside MOB - Douglasville	GA	4/30/2014	5,154	2,709	5,320	169	8,198	116
Bowie Gateway Medical Center - Bowie	MD	5/7/2014	6,055	983	10,321	—	11,304	187
Campus at Crooks & Auburn Building D - Rochester Hills	MI	5/19/2014	—	640	4,107	—	4,747	68
Medical Center of New Windsor - New Windsor	NY	5/22/2014	8,832	—	10,566	88	10,654	168
Plank Medical Center - Clifton Park	NY	5/22/2014	3,506	749	3,559	—	4,308	63
Cushing Center - Schenectady	NY	5/23/2014	4,287	—	12,489	7	12,496	205
Berwyn Medical Center - Berwyn	IL	5/29/2014	—	1,305	7,559	—	8,864	115
Countryside Medical Arts - Safety Harbor	FL	5/30/2014	6,076	915	7,663	60	8,638	127
St. Andrews Medical Park - Venice	FL	5/30/2014	6,716	1,666	9,944	25	11,635	166
Campus at Crooks & Auburn Building C - Rochester Hills	MI	6/3/2014	3,626	609	3,842	—	4,451	64
Slingerlands Crossing Phase I - Bethlehem	NY	6/13/2014	6,759	3,865	5,919	—	9,784	100
Slingerlands Crossing Phase II - Bethlehem	NY	6/13/2014	7,877	1,707	9,715	50	11,472	158
UC Davis MOB - Elk Grove	CA	7/15/2014	—	1,138	7,242	—	8,380	102
Laguna Professional Center - Elk Grove	CA	7/15/2014	—	1,811	14,598	—	16,409	203
Big Spring Care Center - Humansville	MO	7/31/2014	—	230	6,514	—	6,744	102
Buffalo Prairie Care Center - Buffalo	MO	7/31/2014	—	230	4,098	—	4,328	71
Cassville Health Care & Rehab - Cassville	MO	7/31/2014	—	250	3,774	—	4,024	56
Country Aire Retirement Estates - Lewistown	MO	7/31/2014	—	400	4,546	—	4,946	83
Edgewood Manor Nursing Home - Raytown	MO	7/31/2014	—	591	851	—	1,442	14
Georgian Gardens - Potosi	MO	7/31/2014	—	500	6,359	—	6,859	114
Gregory Ridge Living Center - Kansas City	MO	7/31/2014	—	590	4,043	—	4,633	81
Marshfield Care Center - Marshfield	MO	7/31/2014	—	310	4,052	—	4,362	74
Parkway Health Care Center - Kansas City	MO	7/31/2014	—	630	4,229	—	4,859	68

American Realty Capital Healthcare Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

				Initial Costs		Subsequent to Acquisition
Property (Dollar amounts in thousands)	State	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2014 (1) (2)	Accumulated Depreciation (3) (4)
Estate at Hyde Park - Tampa	FL	7/31/2014	—	1,777	20,153	—	21,930	265
Autumn Ridge of Clarkston - Clarkston	MI	8/12/2014	—	655	19,834	—	20,489	265
Sunnybrook of Burlington - Burlington	IA	8/26/2014	—	518	16,651	—	17,169	180
Sunnybrook of Carroll - Carroll	IA	8/26/2014	—	473	11,150	8	11,631	111
Sunnybrook of Fairfield - Fairfield	IA	8/26/2014	—	340	14,028	—	14,368	155
Sunnybrook of Ft. Madison - Ft. Madison	IA	8/26/2014	—	550	9,024	—	9,574	99
Sunnybrook of Mt. Pleasant - Mt. Pleasant	IA	8/26/2014	—	205	10,811	8	11,024	99
Sunnybrook of Muscatine - Muscatine	IA	8/26/2014	—	302	13,752	—	14,054	138
Prairie Hills at Cedar Rapids -Cedar Rapids	IA	8/26/2014	—	195	8,544	—	8,739	85
Prairie Hills at Clinton - Clinton	IA	8/26/2014	—	890	18,801	5	19,696	193
Prairie Hills at Des Moines - Des Moines	IA	8/26/2014	—	647	13,645	—	14,292	153
Prairie Hills at Tipton - Tipton	IA	8/26/2014	—	306	10,370	—	10,676	95
Prairie Hills at Independence - Independence	IA	8/26/2014	—	473	10,534	—	11,007	103
Prairie Hills at Ottumwa - Ottumwa	IA	8/26/2014	—	538	9,100	—	9,638	95
Sunnybrook of Burlington - Land - Burlington	IA	8/26/2014	—	620	—	—	620	—
Benedictine Cancer Center - Kingston	NY	8/27/2014	6,898	—	13,274	—	13,274	116
Buchanan Meadows - Buchanan	MI	8/29/2014	—	288	6,988	—	7,276	76
Crystal Springs - Kentwood	MI	8/29/2014	—	661	14,507	—	15,168	174
Golden Orchards - Fennville	MI	8/29/2014	—	418	5,318	—	5,736	54
Lakeside Vista - Holland	MI	8/29/2014	—	378	12,196	—	12,574	129
Liberty Court - Dixon	IL	8/29/2014	—	119	1,957	—	2,076	23
Prestige Centre - Buchanan	MI	8/29/2014	—	297	2,207	—	2,504	28
Prestige Commons - Chesterfield Twp	MI	8/29/2014	—	318	5,346	—	5,664	54
Prestige Pines - Dewitt	MI	8/29/2014	—	476	3,065	—	3,541	44
Prestige Place - Clare	MI	8/29/2014	—	59	1,169	—	1,228	25
Prestige Point - Grand Blanc	MI	8/29/2014	—	268	3,037	—	3,305	39
Prestige Way - Holt	MI	8/29/2014	—	527	5,269	—	5,796	66
The Atrium - Rockford	IL	8/29/2014	—	367	4,385	—	4,752	51
Waldon Woods - Wyoming	MI	8/29/2014	—	527	5,696	—	6,223	83
Whispering Woods - Grand Rapids	MI	8/29/2014	—	806	12,204	—	13,010	149
Arrowhead Medical Plaza I - Glendale	AZ	9/10/2014	—	—	6,377	—	6,377	54
Golden Years - Harrisonville	MO	9/11/2014	—	620	8,401	—	9,021	109

American Realty Capital Healthcare Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

				Initial Costs		Subsequent to Acquisition
Property (Dollar amounts in thousands)	State	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2014 (1) (2)	Accumulated Depreciation (3) (4)
Cardiovascular Consultants of Cape Girardeau Medical Office Building- Cape Girardeau	MO	9/18/2014	—	1,624	5,303	—	6,927	49
FOC Clinical - Mechanicsburg	PA	9/26/2014	—	—	19,634	—	19,634	140
Brady MOB - Harrisburg	PA	9/26/2014	—	—	22,485	—	22,485	142
Community Health MOB - Harrisburg	PA	9/26/2014	—	—	6,170	—	6,170	40
FOC I - Mechanicsburg	PA	9/26/2014	—	—	8,923	—	8,923	65
FOC II - Mechanicsburg	PA	9/26/2014	—	—	16,473	—	16,473	118
Landis Memorial - Harrisburg	PA	9/26/2014	—	—	32,484	—	32,484	206
Diamond View Assisted Living Community - Meridian	ID	9/29/2014	—	498	7,053	—	7,551	74
Benton House - Brunswick - Brunswick	GA	9/30/2014	—	1,509	14,385	—	15,894	121
Benton House - Dublin - Dublin	GA	9/30/2014	—	403	9,254	—	9,657	84
Benton House - Johns Creek - Johns Creek	GA	9/30/2014	—	997	11,849	—	12,846	101
Benton House - Lee's Summit - Lee's Summit	MO	9/30/2014	—	2,734	24,970	—	27,704	195
Benton House - Roswell - Roswell	GA	9/30/2014	—	1,000	8,509	—	9,509	81
Benton House - Titusville - Titusville	FL	9/30/2014	—	1,379	13,827	—	15,206	124
Allegro at Elizabethtown - Elizabethtown	KY	9/30/2014	—	317	7,261	41	7,619	67
Allegro at Jupiter - Jupiter	FL	9/30/2014	—	3,741	49,413	—	53,154	386
Allegro at St Petersburg - St Petersburg	FL	9/30/2014	—	3,791	7,950	—	11,741	94
Allegro at Stuart - Stuart	FL	9/30/2014	—	5,018	60,505	—	65,523	483
Allegro at Tarpon - Tarpon Springs	FL	9/30/2014	—	2,360	13,412	—	15,772	134
Allegro at St Petersburg - Land - St Petersburg	FL	9/30/2014	—	3,045	—	—	3,045	—
Gateway Medical Office Building - Clarksville	TN	10/3/2014	—	—	16,367	—	16,367	104
757 Building - Munster	IN	10/17/2014	—	645	7,885	—	8,530	34
Dyer Building - Dyer	IN	10/17/2014	—	601	8,867	—	9,468	38
759 Building - Munster	IN	10/17/2014	—	1,101	8,899	—	10,000	40
761 Building - Munster	IN	10/17/2014	—	1,436	8,580	—	10,016	40
Schererville Building - Schererville	IN	10/17/2014	—	1,260	750	—	2,010	6
Nuvista at Hillsborough - Lutz	FL	10/17/2014	—	913	17,176	—	18,089	128
Nuvista at Wellington Green - Wellington	FL	10/17/2014	—	4,273	42,098	—	46,371	263
Mount Vernon Medical Office Building - Mount Vernon	WA	11/25/2014	—	—	18,519	—	18,519	42
Meadowbrook Senior Living - Agoura Hills	CA	11/25/2014	—	8,821	48,454	—	57,275	117
Hampton River Medical Arts Building - Hampton	VA	12/3/2014	—	—	17,706	—	17,706	42
Careplex West Medical Office Building- Hampton	VA	12/3/2014	—	2,628	16,098	—	18,726	36

American Realty Capital Healthcare Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

				Initial Costs		Subsequent to Acquisition
Property (Dollar amounts in thousands)	State	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2014 (1) (2)	Accumulated Depreciation (3) (4)
Wellington at Hershey's Mill - West Chester	PA	12/3/2014	—	8,531	78,409	—	86,940	185
Eye Specialty Group Medical Building - Memphis	TN	12/5/2014	—	775	7,223	—	7,998	16
Benton House - Prairie Village - Prairie Village	KS	12/10/2014	—	1,604	26,055	—	27,659	68
Benton House - Alpharetta	GA	12/10/2014	—	1,782	21,831	—	23,613	59
Medical Sciences Pavilion - Harrisburg	PA	12/15/2014	—	—	22,309	—	22,309	47
Bloom MOB - Harrisburg	PA	12/15/2014	—	—	15,928	—	15,928	35
Pinnacle Center - Southaven	MS	12/16/2014	—	1,378	6,418	—	7,796	—
Wood Glen Nursing and Rehab Center - West Chicago	IL	12/16/2014	—	1,896	16,107	—	18,003	—
Paradise Valley Medical Plaza - Phoenix	AZ	12/29/2014	—	—	25,187	—	25,187	—
Victory Medical Center at Craig Ranch - McKinney	TX	12/30/2014	—	1,596	40,389	—	41,985	—
Capitol Healthcare & Rehab Centre - Springfield	IL	12/31/2014	—	603	21,690	—	22,293	—
Colonial Healthcare & Rehab Centre- Princeton	IL	12/31/2014	—	173	5,872	—	6,045	—
Morton Terrace Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	709	5,650	—	6,359	—
Morton Villa Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	645	3,665	—	4,310	—
Rivershores Healthcare & Rehab Centre - Marseilles	IL	12/31/2014	—	1,276	6,869	—	8,145	—
The Heights Healthcare & Rehab Centre - Peoria Heights	IL	12/31/2014	—	213	7,952	—	8,165	—
			$65,786	$113,461	$1,361,717	$670	$1,475,848	$11,791
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $186.8 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $1.6 billion (unaudited).

(3)	The accumulated depreciation column excludes $19.2 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

American Realty Capital Healthcare Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014 and 2013.

	December 31,
(In thousands)	2014	2013
Real estate investments, at cost:
Balance at beginning of year	$39,778	$—
Additions-Acquisitions	1,436,070	39,778
Disposals	—	—
Balance at end of the year	$1,475,848	$39,778

Accumulated depreciation and amortization:
Balance at beginning of year	$814	$—
Depreciation expense	10,977	814
Disposals	—	—
Balance at end of the year	$11,791	$814

See accompanying report of independent registered public accounting firm.