Form 10-Q
period 2015-03-31
American Realty Capital Healthcare Trust II, Inc.
filed 2015-05-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 84,728,746 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$129,353	$113,461
Buildings, fixtures and improvements	1,465,190	1,362,387
Acquired intangible assets	201,002	186,849
Total real estate investments, at cost	1,795,545	1,662,697
Less: accumulated depreciation and amortization	(60,852)	(30,947)
Total real estate investments, net	1,734,693	1,631,750
Cash and cash equivalents	98,658	182,617
Restricted cash	1,986	1,778
Investment securities, at fair value	16,459	20,286
Receivable for sale of common stock	—	6
Prepaid expenses and other assets	19,628	17,036
Deferred costs, net	4,400	4,237
Total assets	$1,875,824	$1,857,710
LIABILITIES AND EQUITY
Mortgage notes payable	$97,036	$65,786
Mortgage premiums, net	5,048	2,844
Market lease intangible liabilities, net	23,674	19,535
Accounts payable, accrued expenses and other liabilities (including $1,161 and $970 due to affiliates as of March 31, 2015 and December 31, 2014, respectively)	24,824	22,248
Deferred rent	4,055	3,023
Distributions payable	12,205	12,097
Total liabilities	166,842	125,533
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 84,457,381 and 83,718,853 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	845	837
Additional paid-in capital	1,867,696	1,850,169
Accumulated other comprehensive income	508	463
Accumulated deficit	(169,978)	(129,406)
Total stockholders' equity	1,699,071	1,722,063
Non-controlling interest	9,911	10,114
Total equity	1,708,982	1,732,177
Total liabilities and equity	$1,875,824	$1,857,710

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUNSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$50,638	$1,127
Operating expense reimbursement	3,130	260
Resident services and fee income	3,353	—
Total revenues	57,121	1,387

Expenses:
Property operating and maintenance	27,477	294
Acquisition and transaction related	1,999	404
General and administrative	2,599	412
Depreciation and amortization	29,448	857
Total expenses	61,523	1,967
Operating loss	(4,402)	(580)
Other income (expense):
Interest expense	(1,373)	(3)
Income from investment securities and interest income	273	1
Gain on sale of investment securities	286	—
Total other expense	(814)	(2)
Loss before income tax and non-controlling interest	(5,216)	(582)
Income tax expense	(29)	—
Net loss	(5,245)	(582)
Net loss attributable to non-controlling interest	25	—
Net loss attributable to stockholders	$(5,220)	$(582)

Other comprehensive income (loss):
Unrealized gain on investment securities, net	45	—
Comprehensive loss	$(5,175)	$(582)

Basic and diluted weighted-average shares outstanding	84,250,503	13,623,545
Basic and diluted net loss per share	$(0.06)	$(0.04)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2014	83,718,853	$837	$1,850,169	$463	$(129,406)	$1,722,063	$10,114	$1,732,177
Common stock offering costs, commissions and dealer manager fees	—	—	2	—	—	2	—	2
Common stock issued through distribution reinvestment plan	809,934	8	19,227	—	—	19,235	—	19,235
Common stock repurchases	(70,340)	—	(1,703)	—	—	(1,703)	—	(1,703)
Equity-based compensation, net	(1,066)	—	1	—	—	1	—	1
Distributions declared	—	—	—	—	(35,352)	(35,352)	—	(35,352)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(178)	(178)
Unrealized gain on investments	—	—	—	45	—	45	—	45
Net loss	—	—	—	—	(5,220)	(5,220)	(25)	(5,245)
Balance, March 31, 2015	84,457,381	$845	$1,867,696	$508	$(169,978)	$1,699,071	$9,911	$1,708,982

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,245)	$(582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,448	857
Amortization of deferred financing costs	480	—
Amortization of mortgage premiums	(332)	—
Amortization of market lease and other intangibles, net	17	15
Bad debt expense	667	—
Equity-based compensation	1	9
Gain on sale of investment securities	(286)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,839)	743
Accounts payable, accrued expenses and other liabilities	2,796	228
Deferred rent	1,032	31
Net cash provided by operating activities	24,739	1,301
Cash flows from investing activities:
Investment in real estate and other assets	(90,553)	(18,340)
Deposits paid for real estate acquisitions	(2,025)	(2,246)
Capital expenditures	(1,088)	—
Purchase of investment securities	(49)	—
Proceeds from sale of investment securities	4,207	—
Net cash used in investing activities	(89,508)	(20,586)
Cash flows from financing activities:
Payments of mortgage notes payable	(286)	—
Payments of deferred financing costs	(594)	(1,285)
Proceeds from issuance of common stock	6	358,082
Common stock repurchases	(1,292)	(40)
Payments of offering costs and fees related to common stock issuances	(629)	(40,556)
Distributions paid	(16,009)	(1,925)
Distributions to non-controlling interest holders	(178)	—
Payments to affiliate	—	(484)
Increase in restricted cash	(208)	—
Net cash provided by (used in) financing activities	(19,190)	313,792
Net change in cash and cash equivalents	(83,959)	294,507
Cash and cash equivalents, beginning of period	182,617	111,833
Cash and cash equivalents, end of period	$98,658	$406,340

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,229	$—
Cash paid for taxes	44	—

Non-cash investing and financing activities:
Payable and accrued offering costs	$—	$1,301
Unfulfilled repurchase requests included in accounts payable, accrued expenses and other liabilities	1,678	—
Assumption of mortgage notes payable used to acquire investments in real estate	31,536	—
Premiums on assumed mortgage notes payable	2,536	—
Liabilities assumed in real estate acquisitions	—	(50)
Common stock issued through distribution reinvestment plan	19,235	2,047

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust II, Inc. (including, as required by context, American Realty Capital Healthcare Trust II Operating Partnership, LP and its subsidiaries, the "Company") was incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. On February 14, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $1.7 billion, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On August 1, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, the Company completed the issuance of the $1.7 billion of common stock registered in connection with the IPO and, as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to the IPO. In November 2014, the Company closed the IPO following the successful achievement of its target equity raise, including shares reallocated from the DRIP. As of March 31, 2015, the Company had 84.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $2.1 billion.
On March 18, 2015, the Company announced its intention to list its common stock on a national stock exchange under the symbol “HTI,” and change its name to "Healthcare Trust, Inc." (the "Listing"). The Company anticipates that its common stock will begin trading on such exchange during the third quarter of 2015.
The Company was formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in May 2013. As of March 31, 2015, the Company owned 128 properties consisting of 6.6 million rentable square feet.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust II Operating Partnership, LP (the "OP"), a Delaware limited partnership. The Company has no direct employees. American Realty Capital Healthcare II Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare II Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC, the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager have or will also receive compensation, fees and expense reimbursements during the Company's offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 128 properties as of March 31, 2015. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land	$15,892	$1,957
Buildings, fixtures and improvements	102,168	13,806
Total tangible assets	118,060	15,763
Acquired intangibles:
In-place leases (1)	14,286	1,843
Market lease and other intangible assets	—	809
Market lease liabilities (1)	(4,722)	(83)
Total assets acquired, net	127,624	18,332
Mortgage notes payable assumed to acquire real estate investments	(31,536)	—
Premiums on mortgages assumed	(2,535)	—
Other assets and liabilities, net	—	8
Deposits for real estate acquisitions	(3,000)	—
Cash paid for acquired real estate investments	$90,553	$18,340
Number of properties purchased	10	3
_______________
(1) Weighted-average remaining amortization periods for in-place leases and market lease liabilities acquired during the three months ended March 31, 2015 were 7.5 and 9.7 years, respectively, as of March 31, 2015.
The following table presents unaudited pro forma information as if the acquisitions that were completed during the three months ended March 31, 2015 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $1.9 million from the three months ended March 31, 2015 to the three months ended March 31, 2014.

	Three Months Ended March 31,
(In thousands)	2015	2014
Pro forma revenues (1) (2)	$58,554	$4,436
Pro forma net loss (1) (2)	$(3,163)	$(2,171)
Basic and diluted pro forma net loss per share	$(0.04)	$(0.16)
___________________
(1) For the three months ended March 31, 2015, aggregate revenues and net income derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $1.6 million and $0.2 million, respectively.
(2) During the period from April 1, 2015 to April 30, 2015, the Company completed its acquisition of four properties. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these consolidated financial statements the pro-forma effect of these acquisitions (see Note 17 — Subsequent Events).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2015.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 — December 31, 2015	$58,793
2016	77,305
2017	76,316
2018	73,527
2019	70,318
Thereafter	553,394
$909,653
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2015 and 2014:

	March 31,
Tenant	2015	2014
IASIS Healthcare, LLC	*	11.2%
Meridian Senior Living, LLC	10.1%	*
National Mentor Holdings, Inc.	*	18.1%
Pinnacle Health Hospitals	13.2%	*
_______________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2015 and 2014:

	March 31,
State	2015	2014
Arizona	*	15.7%
Colorado	*	18.1%
Florida	23.6%	*
Georgia	*	11.2%
Illinois	*	16.8%
Iowa	13.0%	*
Louisiana	*	11.2%
Pennsylvania	14.3%	*
_______________________________
* State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 4 — Investment Securities
As of March 31, 2015 and December 31, 2014, the Company had investments in common stock, redeemable preferred stock, real estate income funds and a senior note with an aggregate fair value of $16.5 million and $20.3 million, respectively. The real estate income funds are managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of March 31, 2015 and December 31, 2014.

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Equity securities	$15,951	$530	$(22)	$16,459
December 31, 2014
Equity securities	$19,397	$477	$(33)	$19,841
Debt security	426	19	—	445
	$19,823	$496	$(33)	$20,286
Certain of the Company's investments in preferred stock and real estate investment funds have been in a continuous unrealized loss position for less than twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of March 31, 2015 to be temporary and therefore no impairment was recorded during the three months ended March 31, 2015.
During the three months ended March 31, 2015, the Company sold certain of its investments in preferred stock and its investment in a senior note with a cost of $3.9 million for $4.2 million which resulted in realized gain on sale of investment of $0.3 million.
The Company's preferred stock investments, with an aggregate fair value of $11.8 million as of March 31, 2015, are redeemable at the respective issuer's option five years after issuance.
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
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. During the three months ended March 31, 2015, the Company added assets to the borrowing base of the Credit Facility to allow for a borrowing capacity of $200.0 million. There were no advances outstanding as of March 31, 2015 or December 31, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2015, the Company was in compliance with the financial covenants under the Credit Facility.
Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of March 31, 2015 and December 31, 2014.

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	March 31, 2015	December 31, 2014			Interest Rate		Maturity
		(In thousands)	(In thousands)
Creekside Medical Office Building - Douglasville, GA	1	$5,120	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	6,033	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,803	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,494	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,261	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,054	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,692	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,608	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,737	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,850	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,875	6,898	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,509	—	6.55%		Fixed		Jan. 2018
Total	19	$97,036	$65,786	6.28%	(2)
_______________________________
(1) Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2) Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2015.
Real estate investments, at cost, related to the mortgage notes payable of $174.3 million and $122.4 million at March 31, 2015 and December 31, 2014, respectively, have been pledged as collateral and are not available to satisfy our debts and obligations unless first satisfying the mortgage notes payable on the properties. The Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2015:

(In thousands)	Future Principal Payments
April 1, 2015 — December 31, 2015	$6,008
2016	14,744
2017	33,627
2018	30,639
2019	12,018
Thereafter	—
$97,036
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The Company has or had investments in common stock, redeemable preferred stock, real estate income funds and a senior note that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
Investment securities	$16,459	$—	$—	$16,459
December 31, 2014
Investment securities	$20,286	$—	$—	$20,286
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premiums, net	3	$102,084	$103,286	$68,630	$69,117
_______________________________
(1) Carrying value includes mortgage notes payable of $97.0 million and $65.8 million and mortgage premiums, net of $5.0 million and $2.8 million as of March 31, 2015 and December 31, 2014, respectively.
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8 — Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 84.5 million and 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, respectively, and had received total proceeds of $2.1 billion, including proceeds from shares issued pursuant to the DRIP.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Three Months Ended March 31, 2015 (1)	61	70,340	24.21
Cumulative repurchases as of March 31, 2015 (1)	118	144,371	$24.32
_____________________________
(1) Includes 60 unfulfilled repurchase requests consisting of 69,339 shares at an average repurchase price per share of $24.20, which were approved for repurchase as of March 31, 2015 and are expected to be completed in May 2015.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2015, the Company issued 0.8 million shares of common stock pursuant to the DRIP, with a value of $19.2 million and a par value per share of $0.01.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 9 — Related Party Transactions and Arrangements
As of March 31, 2015 and December 31, 2014, American Realty Capital Healthcare II Special Limited Partnership, LLC (the "Special Limited Partner") owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
The Company owns shares in real estate income funds managed by an affiliate of the Sponsor with a fair value of $4.0 million as of March 31, 2015 (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
On January 14, 2015, the Company purchased the Acuity Specialty Hospital portfolio from American Realty Capital Healthcare Trust, Inc. ("HCT") for a contract purchase price of $39.4 million. At the time of such purchase, the Sponsor and Advisor and the sponsor and advisor of HCT were under common control. On January 15, 2015, HCT merged into Stripe Sub, LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Ventas, Inc. and therefore, the Sponsor and Advisory and the sponsor and advisor of HCT were no longer under common control as of such date.
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
Fees Paid in Connection with the IPO
The Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager was permitted to reallow its dealer-manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2015	2014	2015	2014
Total commissions and fees incurred from (reimbursed by) and due to the Dealer Manager	$(2)	$34,475	$—	$1
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The following table details reimbursable offering costs incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2015	2014	2015	2014
Fees and expense reimbursements incurred from and due to the Advisor	$—	$5,626	$—	$—
Fees and expense reimbursements incurred from and due to the Dealer Manager	—	624	—	605
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	$—	$6,250	$—	$605

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 2.0% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees were the Company's responsibility up to a maximum of 12.0% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in November 2014, offering costs were less than the 12.0% of the gross proceeds received in the IPO.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
For its asset management services, the Company pays the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B Units were approved during the three months ended March 31, 2015. As of March 31, 2015, the Company's board of directors had approved the issuance of 107,885 Class B Units to the Advisor in connection with this arrangement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of December 31, 2014. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees were included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented.

	Three Months Ended March 31,				Payable as of
	2015		2014		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees	$857	$—	$184	$—	$—	$—
Acquisition cost reimbursements	429	—	92	—	—	—
Financing coordination fees	236	—	375	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	—	—	—
Property management fees	—	589	—	18	—	—
Transfer agent and other professional services	857	—	—	—	1,161	364
Strategic advisory fees	—	—	135	—	—	—
Distributions on Class B Units	45	—	2	—	—	—
Total related party operation fees and reimbursements	$2,424	$589	$788	$18	$1,161	$364
_______________

(1)
The Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance based Class B Units for asset management services. As of March 31, 2015, the Company's board of directors had approved the issuance of 107,885 Class B Units to the Advisor in connection with this arrangement.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2015 or 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three months ended March 31, 2015 or 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with the Listing
On March 17, 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Dealer Manager, as financial advisors. The Company's board of directors has determined, in consultation with KeyBanc and RCS Capital, that it is in the Company's best interests to proceed with a public listing application on a national securities exchange. Pursuant to the agreements with KeyBanc and RCS Capital, they will each receive a listing advisory fee equal to $1.5 million if the Company's shares are listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc and RCS Capital will each receive a proposed transaction fee equal to 0.25% of the value of the transaction. No fees have been incurred in connection with this agreement during the three months ended March 31, 2015 or 2014.
Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015 or 2014.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015 or 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2015 or 2014.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2015 or 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
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
March 31, 2015
(Unaudited)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 — Equity-Based Compensation
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	7,198	$22.50
Granted	1,333	22.50
Vested	(533)	22.50
Forfeitures	(2,399)	22.50
Unvested, March 31, 2015	5,599	$22.50
As of March 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.0 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $1,000 and $4,000 during the three months ended March 31, 2015 and March 31, 2014, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three months ended March 31, 2014, the Company issued 200 shares in lieu of $5,000 in cash. No such shares were issued during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gains on Available-for-Sale Securities
Balance, December 31, 2014	$463
Other comprehensive income, before reclassifications	331
Amounts reclassified from accumulated other comprehensive income (1)	(286)
Balance, March 31, 2015	$508
__________________

(1)
During the three months ended March 31, 2015, the Company sold certain of its investments in preferred stock and its investment in a senior note which resulted in a realized gain of $0.3 million, which is included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 13 — Non-controlling Interest
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). As of March 31, 2015 and 2014, the Advisor held 90 OP units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.
During the three months ended March 31, 2015, non-controlling interest holders were paid distributions of $0.2 million. No such distributions were paid during the three months ended March 31, 2014.
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss attributable to stockholders (in thousands)	$(5,220)	$(582)
Basic and diluted weighted-average shares outstanding	84,250,503	13,623,545
Basic and diluted net loss per share	$(0.06)	$(0.04)
The Company had the following potentially dilutive securities as of March 31, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

	March 31,
	2015	2014
Unvested restricted stock	5,599	3,199
OP Units	405,998	90
Class B Units	107,885	7,785
Total common share equivalents	519,482	11,074

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 15 — Segment Reporting
During the three months ended March 31, 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP"). During the three months ended March 31, 2014, the Company did not own any SHOPs and, therefore, operated in two reportable business segments.
These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated by the Company's executive officers in deciding how to allocate resources and in assessing performance. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which the Company operates through engaging independent third-party managers. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income (loss) is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense, interest expense, income from investment securities and interest income, gain on sale of investment securities, and income tax expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$11,480	$9,376	$29,782	$50,638
Operating expense reimbursements	3,098	32	—	3,130
Resident services and fee income	—	—	3,353	3,353
Total revenues	14,578	9,408	33,135	57,121
Property operating and maintenance	4,849	72	22,556	27,477
Net operating income	$9,729	$9,336	$10,579	29,644
Acquisition and transaction related				(1,999)
General and administrative				(2,599)
Depreciation and amortization				(29,448)
Interest expense				(1,373)
Income from investment securities and interest income				273
Gain on sale of investment securities				286
Income tax expense				(29)
Net loss attributable to non-controlling interests				25
Net loss attributable to stockholders				$(5,220)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

	Three Months Ended March 31, 2014
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$728	$399	$—	$1,127
Operating expense reimbursements	246	14	—	260
Total revenues	974	413	—	1,387
Property operating and maintenance	280	14	—	294
Net operating income	$694	$399	$—	1,093
Acquisition and transaction related				(404)
General and administrative				(412)
Depreciation and amortization				(857)
Interest expense				(3)
Income from investment securities and other income				1
Net loss				$(582)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	March 31,	December 31,
(In thousands)	2015	2014
	(Unaudited)
ASSETS
Investments in real estate, net:
Medical office buildings	$638,124	$593,648
Triple-net leased healthcare facilities	404,426	355,962
Seniors housing — operating properties	692,143	682,140
Total reportable segments, net	1,734,693	1,631,750
Cash and cash equivalents	98,658	182,617
Restricted cash	1,986	1,778
Investment securities, at fair value	16,459	20,286
Receivable for sale of common stock	—	6
Prepaid expenses and other assets	19,628	17,036
Deferred costs, net	4,400	4,237
Total assets	$1,875,824	$1,857,710

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 16 — Commitments and Contingencies
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
April 1, 2015 — December 31, 2015	$252	$54
2016	340	74
2017	344	76
2018	349	78
2019	354	80
Thereafter	16,619	7,930
Total minimum lease payments	$18,258	8,292
Less: amounts representing interest		(3,498)
Total present value of minimum lease payments		$4,794
Total rental expense from operating leases was $0.1 million and approximately $6,000 during the years ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, interest expense related to capital leases was approximately $21,000. There was no such expense during the three months ended March 31, 2014.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2015, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from April 1, 2015 to April 30, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, March 31, 2015	128	6,605,466	$1,764,985
Acquisitions	4	191,974	54,600
Portfolio, April 30, 2015	132	6,797,440	$1,819,585
________________________
(1)    Contract purchase price, excluding acquisition fees of $0.5 million and other acquisition related costs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Asset Management Fees
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement by and among the Company, the OP and the Advisor dated as of February 14, 2013 (the “Advisory Agreement”) which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees for any period ending after March 31, 2015.  In lieu of any Class B Units, effective April 1, 2015, the Company will pay an Asset Management Fee (as defined in the Amendment) to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets.  The Asset Management Fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the Cost of Assets (as defined in the Advisory Agreement) for the preceding monthly period.  The Asset Management Fee will be payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.

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

•
We are permitted to pay distributions of unlimited amounts from any source. Until substantially all of the proceeds from our initial public offering (the "IPO") are invested, we may use net proceeds from our IPO and borrowings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
Overview
We were incorporated on October 15, 2012 as a Maryland corporation and elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. On February 14, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $1.7 billion, pursuant to a registration statement on Form S-11, as amended (File No. 333-184677) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO and, as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. In November 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of March 31, 2015, we had 84.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion.
On March 18, 2015, we announced our intention to list our common stock on a national stock exchange under the symbol “HTI,” and change our name to "Healthcare Trust, Inc." (the "Listing"). We anticipate that our common stock will begin trading on such exchange during the third quarter of 2015.
We were formed to acquire a diversified portfolio of healthcare-related real estate assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in May 2013. As of March 31, 2015, we owned 128 properties consisting of 6.6 million rentable square feet. Our MOBs, triple-net leased healthcare facilities and seniors housing — operating properties ("SHOP") were 94.4%, 88.3% and 88.1% leased, respectively, as of March 31, 2015. Our MOBs had a weighted-average remaining lease term of 7.8 years as of March 31, 2015.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Dealer Manager served as the dealer manager of our IPO and continues to provide us with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager have or will also receive compensation, fees and expense reimbursements during our offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in MOBs and triple-net leased healthcare facilities and from residents in our SHOPs held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in our SHOPs. Fees for ancillary services are recorded in the period in which the services are performed.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statement of operations and comprehensive income (loss).
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations and comprehensive income (loss) for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
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
Properties
The following table presents certain additional information about the properties we own as of March 31, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term
Medical Office Buildings:
Fresenius Medical Care - Winfield, AL	May 2013	1	5,564	100.0%	7.9
Adena Health Center - Jackson, OH	Jun. 2013	1	24,924	100.0%	8.9
Oak Lawn Medical Center - Oak Lawn, IL	Aug. 2013	1	26,324	100.0%	2.9
Surgery Center of Temple - Temple, TX	Aug. 2013	1	10,400	100.0%	11.9
Greenville Health System - Greenville, SC	Oct. 2013	1	21,603	100.0%	5.0
Arrowhead Medical Plaza II - Glendale, AZ	Feb. 2014	1	45,366	89.1%	2.6
Village Center Parkway - Stockbridge, GA	Feb. 2014	1	25,051	72.7%	5.9
Stockbridge Family Medical - Stockbridge, GA	Feb. 2014	1	19,822	65.7%	3.3
Creekside Medical Office Building - Douglasville, GA	Apr. 2014	1	54,899	87.6%	6.7
Bowie Gateway Medical Center - Bowie, MD	May 2014	1	36,260	100.0%	5.7
Campus at Crooks & Auburn Building D - Rochester Hills, MI	May 2014	1	24,529	88.9%	4.8
Medical Center of New Windsor - New Windsor, NY	May 2014	1	48,377	80.8%	4.1
Plank Medical Center - Clifton Park, NY	May 2014	1	24,835	84.4%	1.3
Cushing Center - Schenectady, NY	May 2014	1	45,301	95.3%	4.7
Berwyn Medical Center - Berwyn, IL	May 2014	1	42,779	100.0%	6.3
Countryside Medical Arts - Safety Harbor, FL	May 2014	1	50,972	100.0%	9.8
St. Andrews Medical Park - Venice, FL.	May 2014	3	60,441	95.3%	3.1
Campus at Crooks & Auburn Building C - Rochester Hills, MI	Jun. 2014	1	24,224	100.0%	7.6
Slingerlands Crossing Phase I - Bethlehem, NY	Jun. 2014	1	43,173	93.1%	6.1
Slingerlands Crossing Phase II - Bethlehem, NY	Jun. 2014	1	47,696	100.0%	6.0
UC Davis Medical Office Building - Elk Grove, CA	Jul. 2014	1	25,861	100.0%	8.1
Laguna Professional Center - Elk Grove, CA	Jul. 2014	2	41,932	97.7%	3.0
Benedictine Cancer Center - Kingston, NY	Aug. 2014	1	36,479	100.0%	14.7
Arrowhead Medical Plaza I - Glendale, AZ	Sep. 2014	1	34,172	57.2%	4.4
Cardiovascular Consultants of Cape Girardeau Medical Office Building- Cape Girardeau, MO	Sep. 2014	1	28,634	100.0%	3.8
Fredericksen Outpatient Center Clinical - Mechanicsburg, PA	Sep. 2014	1	69,437	100.0%	11.5

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term
Brady MOB - Harrisburg, PA	Sep. 2014	1	92,413	100.0%	11.5
Community Health MOB - Harrisburg, PA	Sep. 2014	1	48,212	100.0%	11.5
Fredericksen Outpatient Center I - Mechanicsburg, PA	Sep. 2014	1	56,057	99.7%	4.2
Fredericksen Outpatient Center II - Mechanicsburg, PA	Sep. 2014	1	64,259	100.0%	8.9
Gateway Medical Office Building - Clarksville, TN	Oct. 2014	1	90,975	79.9%	4.3
757 Building - Munster, IN	Oct. 2014	1	37,040	100.0%	12.5
Dyer Building - Dyer, IN	Oct. 2014	1	26,540	100.0%	12.5
759 Building - Munster, IN	Oct. 2014	1	36,168	100.0%	11.0
761 Building - Munster, IN	Oct. 2014	1	39,032	100.0%	10.7
Schererville Building - Schererville, IN	Oct. 2014	1	24,255	54.5%	12.1
Mount Vernon Medical Office Building - Mount Vernon, WA	Nov. 2014	1	52,900	100.0%	5.2
Hampton River Medical Arts Building - Hampton, VA	Dec. 2014	1	101,151	98.6%	2.9
Careplex West Medical Office Building- Hampton, VA	Dec. 2014	1	70,774	100.0%	4.3
Eye Specialty Group Medical Building - Memphis, TN	Dec. 2014	1	42,668	100.0%	19.8
Medical Sciences Pavilion - Harrisburg, PA	Dec. 2014	1	65,660	100.0%	11.8
Bloom MOB - Harrisburg, PA	Dec. 2014	1	72,950	100.0%	7.5
Pinnacle Center - Southaven, MS	Dec. 2014	3	73,859	90.3%	4.2
Paradise Valley Medical Plaza - Phoenix, AZ	Dec. 2014	1	104,281	89.3%	3.9
Victory Medical Center at Craig Ranch - McKinney, TX	Dec. 2014	1	113,375	86.9%	15.8
Aurora Healthcare Center Portfolio - WI	Mar. 2015	6	152,986	100.0%	7.8
Total Medical Office Buildings		56	2,284,610	94.4%	7.8
Triple-Net Leased Healthcare Facilities:
Ouachita Community Hospital - West Monroe, LA	Jul. 2013	1	17,830	100.0%	8.9
CareMeridian - Littleton, CO	Aug. 2013	1	27,630	48.5%	12.3
Platinum Skilled Nursing Portfolio - MO	Jul. and Sep. 2014	10	312,322	80.3%	14.3
Lifehouse Senior Housing Portfolio - IL & MI	Aug. 2014	14	493,276	87.1%	14.4
Landis Memorial - Harrisburg, PA	Sep. 2014	1	314,790	100.0%	11.5
Nuvista at Hillsborough - Lutz, FL	Oct. 2014	1	55,227	91.7%	14.6
Nuvista at Wellington Green - Wellington, FL	Oct. 2014	1	132,300	93.8%	14.6
Wood Glen Nursing and Rehab Center - West Chicago, IL	Dec. 2014	1	83,167	97.4%	14.8
ManagCare Skilled Nursing Portfolio - IL	Dec. 2014	6	243,219	77.0%	14.8
Acuity Specialty Hospital - Mesa, AZ	Jan. 2015	1	48,000	100.0%	9.2
Acuity Specialty Hospital - Sun City, AZ	Jan. 2015	1	48,000	100.0%	9.2
Arbor View Assisted Living and Memory Care - Burlington, WI	Mar 2015	1	34,446	94.0%	15.0
Total Triple-Net Leased Healthcare Facilities (1)		39	1,810,207	88.3%	13.7
Seniors Housing — Operating Properties:
Estate at Hyde Park - Tampa, FL	Jul. 2014	1	56,996	96.4%	N/A
Autumn Ridge of Clarkston - Clarkston, MI	Aug. 2014	1	68,725	94.0%	N/A
Sunnybrook of Burlington - Burlington, IA	Aug. 2014	1	52,678	87.9%	N/A
Sunnybrook of Carroll - Carroll, IA	Aug. 2014	1	38,185	95.7%	N/A
Sunnybrook of Fairfield - Fairfield, IA	Aug. 2014	1	52,857	92.1%	N/A
Sunnybrook of Ft. Madison - Ft. Madison, IA	Aug. 2014	1	38,947	84.8%	N/A
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	Aug. 2014	1	38,835	100.0%	N/A
Sunnybrook of Muscatine - Muscatine, IA	Aug. 2014	1	53,484	80.0%	N/A
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	Aug. 2014	1	50,000	91.1%	N/A
Prairie Hills at Clinton - Clinton, IA	Aug. 2014	1	55,791	87.8%	N/A
Prairie Hills at Des Moines - Des Moines, IA	Aug. 2014	1	58,366	51.4%	N/A
Prairie Hills at Tipton - Tipton, IA	Aug. 2014	1	39,194	69.6%	N/A
Prairie Hills at Independence - Independence, IA	Aug. 2014	1	44,624	82.5%	N/A
Prairie Hills at Ottumwa - Ottumwa, IA	Aug. 2014	1	40,939	100.0%	N/A
Diamond View Assisted Living Community - Meridian, ID	Sep. 2014	1	55,846	84.0%	N/A
Benton House - Brunswick - Brunswick, GA	Sep. 2014	1	33,847	90.9%	N/A
Benton House - Dublin - Dublin, GA	Sep. 2014	1	40,944	96.6%	N/A
Benton House - Johns Creek - Johns Creek, GA	Sep. 2014	1	38,675	96.6%	N/A
Benton House - Lee's Summit - Lee's Summit, MO	Sep. 2014	1	48,008	98.6%	N/A

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term
Benton House - Roswell - Roswell, GA	Sep. 2014	1	40,010	94.4%	N/A
Benton House - Titusville - Titusville, FL	Sep. 2014	1	45,933	91.8%	N/A
Allegro at Elizabethtown - Elizabethtown, KY	Sep. 2014	1	58,216	85.1%	N/A
Allegro at Jupiter - Jupiter, FL	Sep. 2014	1	174,860	100.0%	N/A
Allegro at St Petersburg - St Petersburg, FL	Sep. 2014	1	194,800	85.5%	N/A
Allegro at Stuart - Stuart, FL	Sep. 2014	1	218,892	91.3%	N/A
Allegro at Tarpon - Tarpon Springs, FL	Sep. 2014	1	106,051	70.7%	N/A
Meadowbrook Senior Living - Agoura Hills, CA	Nov. 2014	1	123,581	85.3%	N/A
Wellington at Hershey's Mill - West Chester, PA	Dec. 2014	1	491,710	93.3%	N/A
Benton House - Prairie Village - Prairie Village, KS	Dec. 2014	1	49,360	89.6%	N/A
Benton House - Alpharetta - Alpharetta, GA	Dec. 2014	1	52,287	72.8%	N/A
Benton House - Shoal Creek - Shoal Creek, MO	Feb. 2015	1	48,008	81.5%	N/A
Total Seniors Housing — Operating Properties		31	2,510,649	88.1%	N/A
Land:
Sunnybrook of Burlington - Land - Burlington, IA	Aug. 2014	1	N/A	N/A	N/A
Allegro at St Petersburg - Land - St Petersburg, FL	Sep. 2014	1	N/A	N/A	N/A
Total Land		2	N/A	N/A	N/A
Portfolio, March 31, 2015		128	6,605,466
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
Results of Operations
We purchased our first property and commenced our real estate operations in May 2013. As of March 31, 2015, we owned 128 properties with an aggregate contract purchase price of $1.8 billion, comprised of 6.6 million rentable square feet. As of March 31, 2014, we owned 10 properties with an aggregate purchase price of $64.6 million, comprised of 0.2 million rentable square feet. Accordingly, our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflect significant increases in most categories.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Rental Income
Rental income increased $49.5 million to $50.6 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. The increase was due to our acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.8 million to $3.1 million for the three months ended March 31, 2015 from $0.3 million for the three months ended March 31, 2014. Operating expense reimbursements increased in proportion with the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our acquisitions.
Resident Services and Fee Income
Resident services and fee income of $3.4 million for the three months ended March 31, 2015 relates to services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income in the three months ended March 31, 2014.
Property Operating Expenses
Property operating expenses increased $27.2 million to $27.5 million for the three months ended March 31, 2015, from $0.3 million for the three months ended March 31, 2014. These costs primarily relate to the costs associated with maintaining our properties, including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our SHOPs. The increase was due to our acquisitions.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.0 million for the three months ended March 31, 2015 related to our acquisition of 10 properties with an aggregate purchase price of $125.1 million. Acquisition and transaction related expenses of $0.4 million for the three months ended March 31, 2014, related to our acquisition of three properties for an aggregate purchase price of $18.4 million.
General and Administrative Expenses
General and administrative expenses increased $2.2 million to $2.6 million for the three months ended March 31, 2015 from $0.4 million for the three months ended March 31, 2014. The increase was primarily driven by professional fees incurred to support a larger real estate portfolio and number of stockholders that were previously charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $28.5 million to $29.4 million for the three months ended March 31, 2015 from $0.9 million for the three months ended March 31, 2014. The increase in depreciation and amortization expense related to our acquisition of 121 properties since December 31, 2013 with an aggregate contract purchase price of $1.7 billion. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense of $1.4 million for the three months ended March 31, 2015 related to our mortgage notes payable balance of $97.0 million as of March 31, 2015, as well as non-usage fees on our senior secured credit facility ("Credit Facility") and the related amortization of deferred financing costs and mortgage premiums. Interest expense of approximately $3,000 for the three months ended March 31, 2014 related to non-usage fees fees on our Credit Facility.
Income From Investment Securities and Interest Income
Income from investment securities and interest income of $0.3 million for the three months ended March 31, 2015 includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the three months ended March 31, 2014, we received approximately $1,000 in interest income from interest bearing accounts, however we did not have any investment securities and, therefore, had no income from investment securities.
Gain on sale of investments
Gain on sale of investments for the three months ended March 31, 2015 of $0.3 million related to selling certain investments in preferred stock and an investment in a senior note. We did not have any investment securities and therefore had no such sales during the three months ended March 31, 2014.
Income tax expense
Income tax expense was approximately $29,000 for the three months ended March 31, 2015. Income tax expense during the three months ended March 31, 2015 was primarily related to our acquisition of 31 SHOPs using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $25,000 for the three months ended March 31, 2015, which represents net loss that is related to non-controlling interest holders.

Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $24.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the three months ended March 31, 2015 included $2.0 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $24.8 million (net loss of $5.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and mortgage premiums, share based compensation, bad debt expense and gain on sale of investments of $30.0 million) an increase in accounts payable and accrued expenses of $2.8 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs as well as $1.0 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $3.8 million due to rent and other receivables, unbilled receivables recorded in accordance with straight-line basis accounting and prepaid real estate taxes and insurance.
Net cash used in investing activities during the three months ended March 31, 2015 was $89.5 million. The cash used in investing activities included $90.6 million to acquire 10 properties. Net cash used in investing activities also included $2.0 million in deposits for future potential real estate acquisitions, $1.1 million of capital expenditures and approximately $49,000 for the purchase of investment securities, partially offset by $4.2 million in proceeds from the sale of investment securities.
Net cash used in financing activities of $19.2 million during the three months ended March 31, 2015 related to distributions paid to stockholders of $16.0 million, payments for common stock repurchases of $1.3 million, payments of deferred financing costs of $0.6 million, payments related to offering costs of $0.6 million, payments made on mortgage notes payable of $0.3 million, distributions to non-controlling interest holders of $0.2 million and increases in restricted cash of $0.2 million.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash provided by operating activities was $1.3 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2014 includes $0.4 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $0.3 million (net loss of $0.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $0.9 million). Additionally, cash inflows included an increase in prepaid expenses and other assets of $0.7 million primarily due to the Advisor's payment for prior period absorbed costs, an increase in accounts payable and accrued expenses of $0.2 million related to accrued real estate taxes and approximately $31,000 in deferred rent.
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
Liquidity and Capital Resources
As of March 31, 2015, we had $98.7 million of cash and cash equivalents and investment securities, at fair value, of $16.5 million. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of March 31, 2015, we had 84.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion. On March 18, 2015, we announced the Listing. We anticipate that our common stock will begin trading on a national stock exchange during the third quarter of 2015.
We acquired our first property and commenced real estate operations in May 2013. As of March 31, 2015, we owned 128 properties with an aggregate purchase price of $1.8 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the remaining net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt proceeds, such as proceeds from our Credit Facility (as defined below), but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units, or any mix thereof.

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
We expect to utilize the remaining proceeds from our IPO and proceeds from secured financings and our Credit Facility to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
During the first quarter of 2015, we added assets to the borrowing base of the Credit Facility to allow for a borrowing capacity of $200.0 million. There were no advances outstanding as of March 31, 2015. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $450.0 million. The Credit Facility matures on March 17, 2017 and is subject to two one-year extension options. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
Once our net asset value ("NAV") exceeds $1.0 billion in the aggregate, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under our Credit Facility, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under our Credit Facility, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the Company's SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Three Months Ended March 31, 2015 (1)	61	70,340	24.21
Cumulative repurchases as of March 31, 2015 (1)	118	144,371	$24.32
_____________________________
(1) Includes 60 unfulfilled repurchase requests consisting of 69,339 shares at an average repurchase price per share of $24.20, which were approved for repurchase as of March 31, 2015 and are expected to be completed in May 2015.

Acquisitions
As of April 30, 2015, we owned 132 properties with an aggregate contract price of $1.8 billion. We had $164.8 million of assets under contract and executed letters of intent as of May 5, 2015. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use proceeds remaining from our IPO and advances from our Credit Facility to fund acquisitions.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as expected by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition and transaction-related fees and expenses that affect our operations only in periods in which properties are acquired and other transactions are occurring, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to straight line rents and amortization of above and below market intangible lease assets and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related fees and expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, straight line rent, amortization of mortgage premiums and discounts, gains or losses on the sale of investments and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.

We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition and transaction-related costs may be funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

Three Months Ended
(In thousands)	March 31, 2015
Net loss (in accordance with GAAP)	$(5,245)
Depreciation and amortization	29,445
FFO	24,200
Acquisition and transaction-related fees and expenses	1,999
Amortization of market lease and other lease intangibles, net	17
Straight-line rent	(2,396)
Amortization of premiums	(332)
Gain on sale of investment	(286)
MFFO	$23,202
Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock. Distributions began to accrue on May 24, 2013, 15 days following our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2015, distributions paid to common stockholders totaled $35.4 million, inclusive of $19.2 million of distributions reinvested through the DRIP. During the three months ended March 2015, cash used to pay distributions was generated from net cash flow from operations and proceeds reinvested from the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, excluding distributions related to unvested performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" as these distributions are recorded as expenses in the consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended
	March 31, 2015
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash directly to stockholders	$16,006
Distributions reinvested in common stock issued under the DRIP	19,235
Distributions on unvested restricted stock	3
Distributions on OP units	178
Total distributions	$35,422

Source of distribution coverage:
Cash flows provided by operations (1)	$16,187	45.7%
Offering proceeds from issuance of common stock	—	—%
Offering proceeds reinvested in common stock issued under the DRIP	19,235	54.3%
Proceeds from financings	—	—%
Total source of distribution coverage	$35,422	100.0%

Cash flows provided by operations (GAAP basis) (1)	$24,739
Net loss attributed to stockholders (in accordance with GAAP)	$(5,220)
______________________________
(1) Cash flows used in operations for the three months ended March 31, 2015 reflect acquisition and transaction related expenses of $2.0 million.
For the three months ended March 31, 2015, cash flows provided by operations were $24.7 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through March 31, 2015:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	March 31, 2015
Distributions paid:
Common stockholders in cash	$52,466
Common stockholders pursuant to DRIP/offering proceeds	62,160
Unvested restricted stock	13
OP units	178
Total distributions paid	$114,817

Reconciliation of net loss:
Revenues	$117,377
Acquisition and transaction related	(36,352)
Depreciation and amortization	(59,414)
Other operating expenses	(60,575)
Other non-operating expenses	(3,630)
Income tax expense	(599)
Net income attributable to non-controlling interests	59
Net loss attributed to stockholders (in accordance with GAAP) (1)	$(43,134)

Cash flow provided by operations	$19,288

FFO	$16,216
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2015, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio (total secured debt divided by total assets) was approximately 5.2% as of March 31, 2015.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2015. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of March 31, 2015, the outstanding mortgage notes payable had weighted average effective interest rates of 6.28%. As of March 31, 2015, we had no advances outstanding under the Credit Facility.

			Years Ended December 31,
(In thousands)	Total	April 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$97,036	$6,008	$48,371	$42,657	$—
Interest on mortgage notes payable	15,150	4,332	9,653	1,165	—
Lease rental payments due (1)	26,550	306	834	861	24,549
	$138,736	$10,646	$58,858	$44,683	$24,549
_______________________________
(1) Lease rental payments due includes $3.5 million of imputed interest related to our capital lease obligations.
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of American Realty Capital VII, LLC, our sponsor, under which we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility (which had no advances outstanding as of March 31, 2015), bears interest at fixed rates and variable rates. As of March 31, 2015, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2015, our debt included fixed-rate secured mortgage financings with a carrying value of $102.1 million and a fair value of $103.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. Management, with the concurrence of the audit committee of the board of directors of the Company, has proceeded with a remediation plan, which is also described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. The implementation of this remediation plan is expected to be reflected as changes in our internal control over financial reporting in future periods.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following additional risk factors should be considered regarding our potential risks and uncertainties:
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
Our cash flows provided by operations were $24.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid distributions of $35.4 million, of which $16.2 million, or 45.7%, was funded from cash flows from operations and $19.2 million, or 54.3%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the three months ended March 31, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $2.8 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2015, there would have been $2.8 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use our remaining net offering proceeds to fund distributions.
We may not generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the remaining proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from our remaining offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the remaining proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of March 31, 2015, the following five major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
ManagCare, Inc.	7.2%
Meridian Senior Living, LLC	10.1%
NuVista Living, LLC	8.0%
Pinnacle Health Hospitals	13.2%
Platinum Health Care, LLC	8.6%
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
As of March 31, 2015, the following six states represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-Line Rental Income
Florida	23.6%
Georgia	6.6%
Iowa	13.0%
Michigan	6.3%
Missouri	6.4%
Pennsylvania	14.3%
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
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
On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of March 31, 2015, we have issued 84.5 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $2.1 billion of offering proceeds, including proceeds from shares issued pursuant to the DRIP.
On March 18, 2015, we announced the Listing. We anticipate that our common stock will begin trading on a national stock exchange during the third quarter of 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and other healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used the net proceeds from our IPO and debt financings to purchase 128 properties. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. Once we have used all the proceeds from our IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the Company's SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Three Months Ended March 31, 2015 (1)	61	70,340	24.21
Cumulative repurchases as of March 31, 2015 (1)	118	144,371	$24.32
_____________________________
(1) Includes 60 unfulfilled repurchase requests consisting of 69,339 shares at an average repurchase price per share of $24.20, which were approved for repurchase as of March 31, 2015 and are expected to be completed in May 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Asset Management Fees
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement by and among the Company, the OP and the Advisor dated as of February 14, 2013 (the “Advisory Agreement”) which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees for any period ending after March 31, 2015.  In lieu of any Class B Units, effective April 1, 2015, the Company will pay an Asset Management Fee (as defined in the Amendment) to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets.  The Asset Management Fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the Cost of Assets (as defined in the Advisory Agreement) for the preceding monthly period.  The Asset Management Fee will be payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.
The description of the Amendment in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Amendment attached as Exhibit 10.55 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST II, INC.
By:	/s/ Thomas P. D'Arcy
Thomas P. D'Arcy
Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.55 *	Third Amendment to Advisory Agreement, dated May 12, 2015.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust II, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith