Form 10-Q
period 2015-06-30
Healthcare Trust, Inc.
filed 2015-08-12
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
American Realty Capital Healthcare Trust II, Inc.
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of July 31, 2015, the registrant had 85,444,253 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$143,515	$113,461
Buildings, fixtures and improvements	1,553,100	1,362,387
Acquired intangible assets	211,291	186,849
Total real estate investments, at cost	1,907,906	1,662,697
Less: accumulated depreciation and amortization	(91,622)	(30,947)
Total real estate investments, net	1,816,284	1,631,750
Cash and cash equivalents	109,489	182,617
Restricted cash	3,201	1,778
Investment securities, at fair value	16,083	20,286
Receivable for sale of common stock	—	6
Prepaid expenses and other assets	23,922	17,036
Deferred costs, net	13,380	4,237
Total assets	$1,982,359	$1,857,710
LIABILITIES AND EQUITY
Mortgage notes payable	$100,305	$65,786
Mortgage premiums, net	4,703	2,844
Credit facility	135,000	—
Market lease intangible liabilities, net	24,705	19,535
Accounts payable, accrued expenses and other liabilities (including $1,068 and $970 due to affiliates as of June 30, 2015 and December 31, 2014, respectively)	26,643	22,248
Deferred rent	2,880	3,023
Distributions payable	11,917	12,097
Total liabilities	306,153	125,533
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 85,167,195 and 83,718,853 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	852	837
Additional paid-in capital	1,884,492	1,850,169
Accumulated other comprehensive income	133	463
Accumulated deficit	(219,430)	(129,406)
Total stockholders' equity	1,666,047	1,722,063
Non-controlling interests	10,159	10,114
Total equity	1,676,206	1,732,177
Total liabilities and equity	$1,982,359	$1,857,710
The accompanying notes are an integral part of these statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$53,195	$2,314	$103,833	$3,441
Operating expense reimbursement	2,727	555	5,857	815
Resident services and fee income	3,594	—	6,947	—
Total revenues	59,516	2,869	116,637	4,256

Expenses:
Property operating and maintenance	28,629	735	56,106	1,029
Operating fees to Advisor	3,410	—	3,410	—
Acquisition and transaction related	3,188	2,599	5,187	3,003
General and administrative	2,533	579	5,132	991
Depreciation and amortization	33,583	2,381	63,031	3,238
Total expenses	71,343	6,294	132,866	8,261
Operating loss	(11,827)	(3,425)	(16,229)	(4,005)
Other income (expense):
Interest expense	(2,384)	(742)	(3,757)	(745)
Interest and other income	666	20	939	21
Gain on sale of investment securities	—	—	286	—
Total other expense	(1,718)	(722)	(2,532)	(724)
Loss before income tax and non-controlling interests	(13,545)	(4,147)	(18,761)	(4,729)
Income tax benefit	47	—	18	—
Net loss	(13,498)	(4,147)	(18,743)	(4,729)
Net loss attributable to non-controlling interests	77	—	102	—
Net loss attributable to stockholders	$(13,421)	$(4,147)	$(18,641)	$(4,729)

Other comprehensive loss:
Unrealized loss on investment securities, net	(375)	—	(330)	—
Comprehensive loss	$(13,796)	$(4,147)	$(18,971)	$(4,729)

Basic and diluted weighted-average shares outstanding	84,992,633	35,127,969	84,623,618	24,435,162
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.22)	$(0.19)
Distributions declared per share	$0.42	$0.43	$0.84	$0.86

The accompanying notes are an integral part of these statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	83,718,853	$837	$1,850,169	$463	$(129,406)	$1,722,063	$10,114	$1,732,177
Common stock offering costs, commissions and dealer manager fees	—	—	2	—	—	2	—	2
Common stock issued through distribution reinvestment plan	1,641,303	16	38,964	—	—	38,980	—	38,980
Common stock repurchases	(191,895)	(1)	(4,649)	—	—	(4,650)	—	(4,650)
Equity-based compensation, net	(1,066)	—	6	—	—	6	—	6
Distributions declared	—	—	—	—	(71,383)	(71,383)	—	(71,383)
Contributions from non-controlling interest holders	—	—	—	—	—	—	500	500
Distributions to non-controlling interest holders	—	—	—	—	—	—	(353)	(353)
Unrealized loss on investments	—	—	—	(330)	—	(330)	—	(330)
Net loss	—	—	—	—	(18,641)	(18,641)	(102)	(18,743)
Balance, June 30, 2015	85,167,195	$852	$1,884,492	$133	$(219,430)	$1,666,047	$10,159	$1,676,206

The accompanying notes are an integral part of this statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,743)	$(4,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,031	3,238
Amortization of deferred financing costs	1,613	382
Amortization of mortgage premiums	(866)	(106)
Amortization of market lease and other intangibles, net	(63)	37
Bad debt expense	1,364	—
Equity-based compensation	6	24
Gain on sale of investment securities	(286)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,351)	32
Accounts payable, accrued expenses and other liabilities	3,587	1,840
Deferred rent	(143)	420
Restricted Cash	(1,423)	(1,900)
Net cash provided by (used in) operating activities	41,726	(762)
Cash flows from investing activities:
Investment in real estate and other assets	(199,523)	(76,762)
Deposits paid for real estate acquisitions	(3,680)	(12,060)
Capital expenditures	(3,129)	—
Purchase of investment securities	(48)	—
Proceeds from sale of investment securities	4,207	—
Net cash used in investing activities	(202,173)	(88,822)
Cash flows from financing activities:
Proceeds from credit facility	135,000	—
Payments of mortgage notes payable	(605)	(70)
Payments of deferred financing costs	(10,667)	(5,060)
Proceeds from issuance of common stock	6	1,074,428
Common stock repurchases	(3,350)	(40)
Payments of offering costs and fees related to common stock issuances	(629)	(119,141)
Distributions paid	(32,583)	(7,407)
Contributions from non-controlling interest holders	500	—
Distributions to non-controlling interest holders	(353)	—
Payments to affiliate	—	(632)
Net cash provided by financing activities	87,319	942,078
Net change in cash and cash equivalents	(73,128)	852,494
Cash and cash equivalents, beginning of period	182,617	111,833
Cash and cash equivalents, end of period	$109,489	$964,327

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,799	$99
Cash paid for taxes	312	161

Non-cash investing and financing activities:
Payable and accrued offering costs	$—	$3,326
Unfulfilled repurchase requests included in accounts payable, accrued expenses and other liabilities	2,567	200
Assumption of mortgage notes payable used to acquire investments in real estate	35,124	59,395
Premiums on assumed mortgage notes payable	2,725	3,076
Liabilities assumed in real estate acquisitions	139	211
Common stock issued through distribution reinvestment plan	38,980	8,107

The accompanying notes are an integral part of these statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP and its subsidiaries, the "Company"), formerly known as American Realty Capital Healthcare Trust II, Inc., invests in seniors housing and health care real estate in the United States. As of June 30, 2015, the Company owned 143 properties, located in 26 states and comprised of 7.1 million rentable square feet.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of June 30, 2015, the Company had 85.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $2.1 billion. On March 18, 2015, the Company announced its intention to list its common stock on a national stock exchange under the symbol “HTI” (the "Listing").
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through Healthcare Trust Operating Partnership, LP (the "OP"), formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP, a Delaware limited partnership. The Company has no direct employees. Healthcare Advisors, LLC (the "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained Healthcare Properties, LLC (the "Property Manager"), formerly known as American Realty Capital Healthcare II Properties, LLC, to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which, they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager also have received or will receive compensation, fees and expense reimbursements related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2015. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2015 other than the updates described below.
Reclassifications
Certain prior year amounts within cash flows from operating activities and cash flows from financing activities have been reclassified to conform with the current year presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has assessed the potential impacts from future adoption of this revised guidance and has determined that there will be no impact to its financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendment modifies the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this new guidance.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 143 properties as of June 30, 2015. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land (1)	$30,054	$17,105
Buildings, fixtures and improvements (1)	188,963	104,809
Total tangible assets	219,017	121,914
Acquired intangibles:
In-place leases (1)(2)	27,057	16,480
Market lease and other intangible assets (1)(2)	1,394	3,526
Market lease liabilities (1)(2)	(6,957)	(2,898)
Total assets and liabilities acquired, net	240,511	139,022
Mortgage notes payable assumed to acquire real estate investments	(35,124)	(59,395)
Premiums on mortgages assumed	(2,725)	(3,076)
Other assets and liabilities, net	(139)	211
Deposits for real estate acquisitions	(3,000)	—
Cash paid for acquired real estate investments	$199,523	$76,762
Number of properties purchased	25	17
_______________
(1) Land, buildings, fixtures and improvements, in-place leases, market lease assets and market lease liabilities of $37.9 million related to four properties acquired during the six months ended June 30, 2015 include $3.2 million, $29.8 million, $4.2 million, $0.8 million and approximately $(22,000), respectively, which have been provisionally assigned to each class of asset and liability, pending receipt of information being prepared by a third-party specialist.

(2)
Weighted-average remaining amortization periods for in-place leases, market lease assets and market lease liabilities acquired during the six months ended June 30, 2015 were 6.2, 5.8 and 10.2 years, respectively, as of each property's respective acquisition date.

The following table presents unaudited pro forma information as if the acquisitions that were completed during the six months ended June 30, 2015 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $5.1 million from the six months ended June 30, 2015 to the six months ended June 30, 2014.

	Six Months Ended June 30,
(In thousands)	2015	2014
Pro forma revenues (1) (2)	$123,754	$17,841
Pro forma net loss (1) (2)	$(12,764)	$(8,194)
Basic and diluted pro forma net loss per share	$(0.15)	$(0.34)
___________________
(1) For the six months ended June 30, 2015, aggregate revenues and net income derived from the operations of the Company's 2015 acquisitions (for the Company's period of ownership) were $6.1 million and $0.9 million, respectively.
(2) During the period from July 1, 2015 to August 7, 2015, the Company completed its acquisition of five properties. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these consolidated financial statements the pro-forma effect of these acquisitions (see Note 17 — Subsequent Events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2015.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 — December 31, 2015	$42,436
2016	83,697
2017	82,132
2018	78,566
2019	73,821
Thereafter	520,764
$881,416
The following table lists the tenant (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2015 and 2014:

	June 30,
Tenant	2015	2014
Pinnacle Health Hospitals	12.4%	*
_______________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2015 and 2014:

	June 30,
State	2015	2014
Florida	22.6%	14.0%
Georgia	*	10.0%
Illinois	*	11.7%
Iowa	12.3%	*
New York	*	26.8%
Pennsylvania	13.6%	*
_______________________________
* State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of June 30, 2015 and December 31, 2014, the Company had investments with an aggregate fair value of $16.1 million and $20.3 million, respectively, including real estate income funds managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of June 30, 2015 and December 31, 2014.

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Equity securities	$15,951	$265	$(133)	$16,083
December 31, 2014
Equity securities	$19,397	$477	$(33)	$19,841
Debt security	426	19	—	445
	$19,823	$496	$(33)	$20,286
Certain of the Company's investments in preferred stock and real estate investment funds have been in a continuous unrealized loss position for less than twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of June 30, 2015 to be temporary. Therefore no impairment was recorded during the three and six months ended June 30, 2015.
During the six months ended June 30, 2015, the Company sold certain of its investments in preferred stock and its investment in a senior note with a cost of $3.9 million for $4.2 million which resulted in a realized gain on sale of investment of $0.3 million. The Company did not sell any investments during the three months ended June 30, 2015 or the three and six months ended June 30, 2014 and therefore had no gains or losses from the sale of investments during these periods.
The Company's preferred stock investments, with an aggregate fair value of $11.7 million as of June 30, 2015, are redeemable at the respective issuer's option five years after issuance.
Note 5 — Revolving Credit Facility
On March 21, 2014, the Company entered into a senior secured credit facility in the amount of $50.0 million (the "Credit Facility"). On April 15, 2014 the amount available under the Credit Facility was increased to $200.0 million.
On June 26, 2015, the Company entered into an amendment to the Credit Facility, which allows for borrowings of up to $500.0 million. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The amendment to the Credit Facility included changes to amounts committed by each of the banks in the syndicate, which resulted in a write off of deferred financing costs of $0.5 million during the three and six months ended June 30, 2015.
The Company has the option, based upon its leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) the applicable one-month LIBOR plus 1.0%.
The Credit Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date on March 21, 2019. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). In the event of a default, the lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
As of June 30, 2015, the balance outstanding under the Credit Facility was $135.0 million, with an effective interest rate of 1.8%. The Company's unused borrowing capacity was $102.5 million, based on assets assigned to the Credit Facility as of June 30, 2015. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were no advances outstanding as of December 31, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2015, the Company was in compliance with the financial covenants under the Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of June 30, 2015 and December 31, 2014.

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2015	December 31, 2014			Interest Rate		Maturity
		(In thousands)	(In thousands)
Creekside Medical Office Building - Douglasville, GA	1	$5,088	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	6,012	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,776	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,483	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,236	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,034	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,670	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,591	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,715	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,827	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,854	6,898	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,447	—	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,572	—	4.21%		Fixed		Jun. 2023
Total	20	$100,305	$65,786	6.21%	(2)
_______________________________
(1) Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2) Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2015.
Real estate investments, at cost, related to the mortgage notes payable of $182.4 million and $122.4 million at June 30, 2015 and December 31, 2014, respectively, have been pledged as collateral and are not available to satisfy our debts and obligations unless first satisfying the mortgage notes payable on the properties. The Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2015:

(In thousands)	Future Principal Payments
July 1, 2015 — December 31, 2015	$5,751
2016	14,841
2017	33,728
2018	30,744
2019	12,128
Thereafter	3,113
$100,305
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
Investment securities	$16,083	$—	$—	$16,083
December 31, 2014
Investment securities	$20,286	$—	$—	$20,286
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premiums, net	3	$105,008	$105,682	$68,630	$69,117
Credit Facility	3	$135,000	$135,000	$—	$—
_______________________________
(1) Carrying value includes mortgage notes payable of $100.3 million and $65.8 million and mortgage premiums, net of $4.7 million and $2.8 million as of June 30, 2015 and December 31, 2014, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 85.2 million and 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, respectively, and had received total proceeds of $2.1 billion, including proceeds from shares issued pursuant to the DRIP.
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
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Six Months Ended June 30, 2015 (1)	124	191,895	24.24
Cumulative repurchases as of June 30, 2015 (1)	181	265,926	$24.29
_____________________________
(1) Includes 58 unfulfilled repurchase requests consisting of 105,974 shares at an average repurchase price per share of $24.22, which were approved for repurchase as of June 30, 2015 and were completed in August 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2015, the Company issued 1.6 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $39.0 million.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2015 and December 31, 2014, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner"), formerly known as American Realty Capital Healthcare II Special Limited Partnership, LLC, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
The Company owns shares in real estate income funds managed by an affiliate of the Sponsor with a fair value of $3.8 million as of June 30, 2015 (see Note 4 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
On January 14, 2015, the Company purchased the Acuity Specialty Hospital portfolio from American Realty Capital Healthcare Trust, Inc. ("HCT") for a contract purchase price of $39.4 million. At the time of such purchase, the Sponsor and Advisor and the sponsor and advisor of HCT were under common control. On January 15, 2015, HCT merged into Stripe Sub, LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Ventas, Inc. and therefore, the Sponsor and Advisor and the sponsor and advisor of HCT were no longer under common control as of such date.
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

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Total commissions and fees incurred from (reimbursed by) and due to the Dealer Manager	$—	$70,722	$(2)	$105,197	$—	$1

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Fees and expense reimbursements incurred from and due to the Advisor	$—	$8,135	$—	$13,761	$—	$—
Fees and expense reimbursements incurred from and due to the Dealer Manager	—	944	—	1,568	—	605
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	—	9,079	$—	$15,329	$—	$605
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 2.0% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees were the Company's responsibility up to a maximum of 12.0% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in November 2014, offering costs were less than the 12.0% of the gross proceeds received in the IPO.
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
Until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units were intended to be profits interests and vest, and are no longer subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2015, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. In lieu of Class B Units, effective April 1, 2015, the Company pays an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period.  The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2015		2014		2015		2014		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees	$1,131	$—	$1,185	$—	$1,988	$—	$1,369	$—	$—	$—
Acquisition cost reimbursements	565	—	592	—	994	—	684	—	—	—
Financing coordination fees	2,652	—	1,570	—	2,888	—	1,945	—	—	—
Ongoing fees:
Asset management fees (1)	3,410	—	—	—	3,410	—	—	—	—	—
Property management fees	—	631	—	31	—	1,220	—	47	—	—
Transfer agent and other professional services	1,213	—	—	—	2,070	—	—	—	1,068	364
Strategic advisory fees	—	—	135	—	—	—	270	—	—	—
Distributions on Class B Units	138	—	5	—	183	—	7	—	—	—
Total related party operation fees and reimbursements	$9,109	$631	$3,487	$31	$11,533	$1,220	$4,275	$47	$1,068	$364
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance based Class B Units for asset management services. As of June 30, 2015, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company will pay an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and will no longer issue any Class B Units.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2015 or 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and six months ended June 30, 2015 or 2014.
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with the Listing
On March 17, 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Dealer Manager, and on May 20, 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. The Company's board of directors has determined, in consultation with KeyBanc and RCS Capital, that it is in the Company's best interests to proceed with a public listing application on a national securities exchange. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they will each receive a listing advisory fee equal to $1.5 million if the Company's shares are listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital will each receive a proposed transaction fee equal to 0.25% of the value of the transaction. No fees have been incurred in connection with this agreement during the three and six months ended June 30, 2015 or 2014.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2015 or 2014.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015 or 2014.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2015 or 2014.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and six months ended June 30, 2015 or 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Company's board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	7,198	$22.50
Granted	1,333	22.50
Vested	(1,066)	22.50
Forfeitures	(2,399)	22.50
Unvested, June 30, 2015	5,066	$22.50
As of June 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.7 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $5,000 and $4,000 during the three months ended June 30, 2015 and June 30, 2014, respectively. Compensation expense related to restricted stock was approximately $6,000 and $10,000 during the six months ended June 30, 2015 and June 30, 2014, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three and six months ended June 30, 2014, the Company issued 404 and 604 shares in lieu of approximately $10,000 and $14,000 in cash. No such shares were issued during the three and six months ended June 30, 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gains on Available-for-Sale Securities
Balance, December 31, 2014	$463
Other comprehensive loss, before reclassifications	(44)
Amounts reclassified from accumulated other comprehensive income (1)	(286)
Balance, June 30, 2015	$133
__________________

(1)
During the six months ended June 30, 2015, the Company sold certain of its investments in preferred stock and its investment in a senior note which resulted in a realized gain of $0.3 million, which is included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 13 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). As of June 30, 2015 and 2014, the Advisor held 90 OP units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.
A holder of OP units has the right to distributions and has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three and six months ended June 30, 2015, non-controlling interest holders were paid distributions of $0.2 million and $0.4 million, respectively. No such distributions were paid during the three and six months ended June 30, 2014.
The Company has an investment arrangement with an unaffiliated third party whereby such investor contributed $0.5 million in exchange for a 4.1% ownership interest in Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ and is entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with the arrangement and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in this arrangement and therefore the entities related to this arrangement are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to stockholders (in thousands)	$(13,421)	$(4,147)	$(18,641)	$(4,729)
Basic and diluted weighted-average shares outstanding	84,992,633	35,127,969	84,623,618	24,435,162
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.22)	$(0.19)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company had the following potentially dilutive securities as of June 30, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

	June 30,
	2015	2014
Unvested restricted stock	5,066	7,198
OP Units	405,998	90
Class B Units	359,250	12,940
Total common share equivalents	770,314	20,228
Note 15 — Segment Reporting
During the three and six months ended June 30, 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP"). During the three and six months ended June 30, 2014, the Company did not own any SHOPs and, therefore, operated in two reportable business segments during this period.
These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated by the Company's executive officers in deciding how to allocate resources and in assessing performance. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which the Company operates through engaging independent third-party managers. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income (loss) is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to the Advisor, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense, interest expense, income from investment securities and interest income, gain on sale of investment securities, and income tax expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$13,238	$9,693	$30,264	$53,195	$24,718	$19,069	$60,046	$103,833
Operating expense reimbursement	2,672	55	—	2,727	5,769	88	—	5,857
Resident services and fee income	—	—	3,594	3,594	—	—	6,947	6,947
Total revenues	15,910	9,748	33,858	59,516	30,487	19,157	66,993	116,637
Property operating and maintenance	4,279	624	23,726	28,629	9,128	696	46,282	56,106
Net operating income	$11,631	$9,124	$10,132	30,887	$21,359	$18,461	$20,711	60,531
Operating fees to Advisor				(3,410)				(3,410)
Acquisition and transaction related				(3,188)				(5,187)
General and administrative				(2,533)				(5,132)
Depreciation and amortization				(33,583)				(63,031)
Interest expense				(2,384)				(3,757)
Interest and other income				666				939
Gain on sale of investment securities				—				286
Income tax benefit				47				18
Net loss attributable to non-controlling interests				77				102
Net loss attributable to stockholders				$(13,421)				$(18,641)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$1,912	$402	$—	$2,314	$2,640	$801	$—	$3,441
Operating expense reimbursement	540	15	—	555	786	29	—	815
Total revenues	2,452	417	—	2,869	3,426	830	—	4,256
Property operating and maintenance	720	15	—	735	1,000	29	—	1,029
Net operating income	$1,732	$402	$—	2,134	$2,426	$801	$—	3,227
Acquisition and transaction related				(2,599)				(3,003)
General and administrative				(579)				(991)
Depreciation and amortization				(2,381)				(3,238)
Interest expense				(742)				(745)
Interest and other income				20				21
Net loss attributable to stockholders				$(4,147)				$(4,729)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	June 30,	December 31,
(In thousands)	2015	2014
	(Unaudited)
ASSETS
Investments in real estate, net:
Medical office buildings	$724,747	$593,648
Triple-net leased healthcare facilities	400,914	355,962
Seniors housing — operating properties	690,623	682,140
Total investments in real estate, net	1,816,284	1,631,750
Cash and cash equivalents	109,489	182,617
Restricted cash	3,201	1,778
Investment securities, at fair value	16,083	20,286
Receivable for sale of common stock	—	6
Prepaid expenses and other assets	23,922	17,036
Deferred costs, net	13,380	4,237
Total assets	$1,982,359	$1,857,710
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
July 1, 2015 — December 31, 2015	$168	$36
2016	340	74
2017	344	76
2018	349	78
2019	354	80
Thereafter	16,619	7,930
Total minimum lease payments	$18,174	8,274
Less: amounts representing interest		(3,477)
Total present value of minimum lease payments		$4,797
Total rental expense from operating leases was $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. Total rental expense from operating leases was approximately $17,000 and $23,000 during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2015, interest expense related to capital leases was approximately $21,000 and $42,000, respectively. There was no such interest expense during the three and six months ended June 30, 2014.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2015, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from July 1, 2015 to August 7, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, June 30, 2015	143	7,063,325	$1,878,050
Acquisitions and Construction in Process	5	250,929	105,784
Portfolio, August 7, 2015	148	7,314,254	$1,983,834
________________________
(1)    Contract purchase price, excluding acquisition fees of $20.0 million and other acquisition related costs.
Changes to Credit Facility
On July 31, 2015 the amount available under the Credit Facility was increased to $565.0 million.
Sponsor Transactions
On August 6, 2015, ARC, the parent of the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC. The Advisor and Property Manager are currently owned indirectly by ARC and following the transaction will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, announced that it had entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Sponsor, Advisor and Property Manager are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.
Name Change
On August 10, 2015, the Company filed Articles of Amendment to change the Company's name to "Healthcare Trust, Inc."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Healthcare Trust, Inc., formerly known as American Realty Capital Healthcare Trust II, Inc., and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to Healthcare Trust, Inc., a Maryland corporation, including, as required by context, Healthcare Trust Operating Partnership, LP, formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP, a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by Healthcare Trust Advisors, LLC (our "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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

•
Although we intend to list our shares of common stock on a national stock exchange, there can be no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	We may be unable to pay distributions with cash flows from operations, or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
We are permitted to pay distributions of unlimited amounts from any source. There are no established limits on the amount of borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor or our property manager, Healthcare Trust Properties, LLC (the "Property Manager"), formerly known as American Realty Capital Healthcare II Properties, LLC, to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance these entities will waive such amounts.

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
Overview
We invest in seniors housing and health care real estate in the United States. As of June 30, 2015, we owned 143 properties, located in 26 states with an aggregate contract purchase price of $1.9 billion, comprised of 7.1 million rentable square feet.
In February 2013, we commenced our IPO on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014. As of June 30, 2015, we have 85.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and have received total gross proceeds from the IPO and the DRIP of $2.1 billion. On March 18, 2015, we announced our intention to list our common stock on a national stock exchange under the symbol “HTI” (the "Listing").
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Dealer Manager served as the dealer manager of the IPO and continues to provide us with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which, they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager also have received or will receive compensation, fees and expense reimbursements related to the investment and management of our assets.
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

Revenue Recognition
Our rental income is primarily related to rent received from tenants in our medical office buildings ("MOBs") and triple-net leased healthcare facilities and from residents in our seniors housing — operating properties ("SHOPs") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rent from tenants in our MOB and triple-net leased healthcare facilities is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents of our SHOPs is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating this impact of this new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have assessed the potential impacts from future adoption of this revised guidance and have determined that there will be no impact to our financial position, results of operations and cash flows.

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
Properties
The following table presents certain additional information about the properties we own as of June 30, 2015:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Gross Asset Value
				(In thousands)
Medical Office Buildings	70	2,704,403	91.8%	$750,497
Triple-Net Leased Healthcare Facilities(1):
Seniors Housing — Triple Net Leased	15	527,722	85.9%	99,018
Hospitals	4	428,620	N/A	94,311
Post Acute / Skilled Nursing	20	853,865	80.6%	218,893
Seniors Housing — Operating Properties	32	2,548,715	89.4%	741,522
Land	2	N/A	N/A	3,665
Portfolio, June 30, 2015	143	7,063,325		$1,907,906
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

N/A	Not applicable or not available.
Results of Operations
Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
On April 1, 2014, we owned 10 properties (our "Same Store"). We have acquired 133 properties during the period from April 1, 2014 through June 30, 2015 (our "Acquisitions"). Accordingly, our results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 reflect significant increases in most categories primarily due to our Acquisitions.
Rental Income
Rental income increased $50.9 million to $53.2 million for the three months ended June 30, 2015 from $2.3 million for the three months ended June 30, 2014. This increase in rental income was directly related to our Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.1 million to $2.7 million for the three months ended June 30, 2015 from $0.6 million for the three months ended June 30, 2014. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our Acquisitions.

Resident Services and Fee Income
Resident services and fee income of $3.6 million for the three months ended June 30, 2015 relates to services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income for the three months ended June 30, 2014.
Property Operating and Maintenance Expenses
Property operating expenses increased $27.9 million to $28.6 million for the three months ended June 30, 2015 from $0.7 million for the three months ended June 30, 2014. These costs primarily relate to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOPs. The increase in property operating expenses was directly related to our Acquisitions.
Operating Fees to Advisor
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We incurred $3.4 million in asset management services from our Advisor for the three months ended June 30, 2015. Prior to April 1, 2015 we caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that we cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any periods ending after March 31, 2015. Effective April 1, 2015, we pay an asset management fee on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.
Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014, we would have incurred property management fees of $0.6 million and approximately $31,000, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.2 million for the three months ended June 30, 2015 related to our acquisition of 15 properties during this period with an aggregate purchase price of $113.1 million. Acquisition and transaction related expenses of $2.6 million for the three months ended June 30, 2014 related to our acquisition of 14 properties during this period with an aggregate purchase price of $118.5 million.
General and Administrative Expenses
General and administrative expenses increased $1.9 million to $2.5 million for the three months ended June 30, 2015 from $0.6 million for the three months ended June 30, 2014. The increase was primarily driven by professional fees incurred to support a larger real estate portfolio and number of stockholders. Prior to the end of the IPO, costs related to stockholder services were charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $31.2 million to $33.6 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014. The increase in depreciation and amortization expense related to our Acquisitions, which resulted in an increase of $31.7 million. This increase was partially offset by Same Store depreciation and amortization, which decreased $0.5 million due to our reallocation during the fourth quarter of 2014 of amounts that were provisionally allocated to land, buildings, fixtures and improvements and acquired lease intangible assets. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense increased $1.7 million to $2.4 million for the three months ended June 30, 2015 from $0.7 million for the three months ended June 30, 2014. Interest expense related to our mortgage notes payable increased $1.0 million as a result of a higher average outstanding mortgage balance of $99.6 million during the three months ended June 30, 2015, compared to the $26.4 million average balance during the three months ended June 30, 2014, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.

We entered into a $50.0 million credit facility (the "Credit Facility") in March 2014. In April 2014 and June 2015, we entered into amendments which increased available borrowings to $200.0 million and $500.0 million, respectively. Interest expense related to the Credit Facility increased $0.7 million primarily due to higher amortization of deferred financing costs and the write-off of financing costs associated with the amendments to the Credit Facility.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income of $0.7 million for the three months ended June 30, 2015 includes income from our investment securities, income from contingent consideration and interest income earned on cash and cash equivalents held during the period. We did not have any investment securities, contingent consideration or interest bearing accounts during the three months ended June 30, 2014 and, therefore, had no interest and other income during this period.
Income tax benefit
Income tax benefit was $47,000 for the three months ended June 30, 2015. Income taxes generally related to our SHOPs, which are owned by our taxable REIT subsidiary ("TRS"). We did not own any SHOPs during the three months ended June 30, 2014 and therefore had no income tax expense or benefit during this period.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.1 million for the three months ended June 30, 2015, which represents net loss that is related to OP unit and non-controlling interest holders. We had 90 OP units outstanding as of June 30, 2014, compared to 0.4 million at June 30, 2015.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
On January 1, 2014, we owned seven properties (our "Same Store"). We acquired 136 properties during the period from January 1, 2014 through June 30, 2015 (our "Acquisitions"). Accordingly, our results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 reflect significant increases in most categories primarily due to our Acquisitions.
Rental Income
Rental income increased $100.4 million to $103.8 million for the six months ended June 30, 2015 from $3.4 million for the six months ended June 30, 2014. The increase was due to our Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements increased $5.1 million to $5.9 million for the six months ended June 30, 2015 from $0.8 million for the six months ended June 30, 2014. Operating expense reimbursements increased in proportion with the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income of $6.9 million for the six months ended June 30, 2015 relates to services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the six months ended June 30, 2014.
Property Operating and Maintenance Expenses
Property operating expenses increased $55.1 million to $56.1 million for the six months ended June 30, 2015, from $1.0 million for the six months ended June 30, 2014. These costs primarily relate to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our SHOPs. The increase was due to our Acquisitions.

Operating Fees to Advisor
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We incurred $3.4 million in asset management services from our Advisor for the six months ended June 30, 2015. Prior to April 1, 2015 we caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that we cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any periods ending after March 31, 2015. Effective April 1, 2015, we pay an asset management fee on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.
Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, we would have incurred property management fees of $1.2 million and $47,000, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $5.2 million for the six months ended June 30, 2015 primarily related to our acquisition of 25 properties during this period with an aggregate purchase price of $238.2 million. Acquisition and transaction related expenses of $3.0 million for the six months ended June 30, 2014 related to our acquisition of 17 properties during this period with an aggregate purchase price of $136.9 million.
General and Administrative Expenses
General and administrative expenses increased $4.1 million to $5.1 million for the six months ended June 30, 2015 from $1.0 million for the six months ended June 30, 2014. The increase was primarily driven by professional and audit fees incurred to support a larger real estate portfolio and number of stockholders. Prior to the end of the IPO, costs related to stockholder services were charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $59.8 million to $63.0 million for the six months ended June 30, 2015 from $3.2 million for the six months ended June 30, 2014. The increase in depreciation and amortization expense related to our Acquisitions, which resulted in an increase of $60.2 million. This increase was partially offset by Same Store depreciation and amortization, which decreased $0.4 million due to our reallocation during the fourth quarter of 2014 of amounts that were provisionally allocated to land, buildings, fixtures and improvements and acquired lease intangible assets. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense increased $3.1 million to $3.8 million for the six months ended June 30, 2015 from $0.7 million for the six months ended June 30, 2014. Interest expense related to our mortgage notes payable increased $1.8 million related to our higher average mortgage notes payable balance of $85.1 million during the six months ended of June 30, 2015, compared to the $15.1 million average balance during the six months ended June 30, 2014, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.
We entered into the Credit Facility in March 2014. In April 2014 and June 2015, we entered into amendments which increased available borrowings to $200.0 million and $500.0 million, respectively. Interest expense related to the Credit Facility increased $1.1 million primarily due to higher amortization of deferred financing costs and the write-off of unamortized deferred financing costs associated with the amendments to the Credit Facility.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Interest and Other Income
Interest and other income of $0.9 million for the six months ended June 30, 2015 includes income from our investment securities, income from contingent consideration and interest income earned on cash and cash equivalents held during the period. During the six months ended June 30, 2014, we received approximately $21,000 in interest income from interest bearing accounts, however we did not have any investment securities or contingent consideration and, therefore, had no other income during this period.
Gain on sale of investments
Gain on sale of investments for the six months ended June 30, 2015 of $0.3 million related to selling certain investments in preferred stock and an investment in a senior note. We did not have any investment securities and therefore had no such sales during the six months ended June 30, 2014.
Income tax benefit
Income tax benefit was approximately $18,000 for the six months ended June 30, 2015. Income taxes generally related to our SHOPs, which are owned by our TRS. We did not own any SHOPs during the six months ended June 30, 2014 and therefore had no income tax expense or benefit during this period.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was $0.1 million for the six months ended June 30, 2015, which represents net loss that is related to non-controlling interest holders. We had 90 OP units outstanding as of June 30, 2014, compared to 0.4 million at June 30, 2015.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash provided by operating activities was $41.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the six months ended June 30, 2015 included $5.2 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $46.1 million (net loss of $18.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and mortgage premiums, share based compensation, bad debt expense and gain on sale of investments of $64.8 million) an increase in accounts payable and accrued expenses of $3.6 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs. These cash inflows were partially offset by a net increase in prepaid and other assets of $6.4 million due to rent, other receivables and unbilled receivables recorded in accordance with straight-line basis accounting, as well as a $1.4 million increase in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and $0.1 million in deferred rent.
Net cash used in investing activities during the six months ended June 30, 2015 was $202.2 million. The cash used in investing activities included $199.5 million to acquire 25 properties. Net cash used in investing activities also included $3.7 million in deposits for future potential real estate acquisitions and $3.1 million of capital expenditures, partially offset by $4.2 million in proceeds from the sale of investment securities.
Net cash provided by financing activities of $87.3 million during the six months ended June 30, 2015 related to proceeds from the Credit Facility of $135.0 million and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset by distributions to stockholders, net of proceeds received pursuant to the DRIP of $32.6 million, common stock repurchases of $3.4 million, financing costs of $10.7 million, offering costs paid of $0.6 million, mortgage payments of $0.6 million, and distributions to non-controlling interest holders of $0.4 million.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $0.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the six months ended June 30, 2014 included $3.0 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $1.1 million (net loss of $4.7 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and mortgage premiums and share based compensation of $3.6 million) and an increase in restricted cash of $1.9 million related to real estate tax and insurance escrows on mortgaged properties. These cash outflows were partially offset by cash inflows which included an increase in accounts payable and accrued expenses of $1.8 million primarily related to accrued real estate taxes and $0.4 million in deferred rent.

The net cash used in investing activities during the six months ended June 30, 2014 of $88.8 million related to the acquisition of 17 properties with an aggregate purchase price of $136.9 million, partially funded with assumed debt of $59.4 million and other assumed liabilities. Net cash used in investing activities also included deposits on pending acquisitions of $12.1 million.
Net cash provided by financing activities of $942.1 million during the six months ended June 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1.1 billion, partially offset by financing costs of $5.1 million, offering costs paid of $119.1 million, $7.4 million of distributions to stockholders, mortgage payments of $0.1 million and payments to affiliates for advances to fund offering costs of $0.6 million.
Liquidity and Capital Resources
As of June 30, 2015, we had $109.5 million of cash and cash equivalents and investment securities, at fair value, of $16.1 million. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of June 30, 2015, we had 85.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion.
We acquired our first property and commenced real estate operations in May 2013. As of June 30, 2015, we owned 143 properties with an aggregate purchase price of $1.9 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. We generally intend to acquire our assets with cash and mortgage or other debt proceeds, such as proceeds from our Credit Facility.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from our Credit Facility and secured mortgage financings.
We expect to utilize proceeds from secured financings and our Credit Facility to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. Once we have used all the proceeds from our IPO and availability under our Credit Facility to acquire properties, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
As of June 30, 2015, we had the ability to borrow up to $500.0 million on a revolving basis under the Credit Facility. On July 31, 2015, we increased the amount available under the Credit Facility to $565.0 million. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. Additionally, the Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019.
As of June 30, 2015, the balance outstanding under the Credit Facility was $135.0 million. Our unused borrowing capacity was $102.5 million, based on assets assigned to the Credit Facility as of June 30, 2015. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report on Form 10-Q or annual report on Form 10-K, as applicable, following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We currently maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will continue to maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under our Credit Facility, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under our Credit Facility, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the Company's SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Six Months Ended June 30, 2015 (1)	124	191,895	24.24
Cumulative repurchases as of June 30, 2015 (1)	181	265,926	$24.29
_____________________________
(1) Includes 58 unfulfilled repurchase requests consisting of 105,974 shares at an average repurchase price per share of $24.22, which were approved for repurchase as of June 30, 2015 and were completed in August 2015.
Acquisitions
As of August 7, 2015, we owned 148 properties with an aggregate contract price of $2.0 billion. We had $213.1 million of assets under contract and executed letters of intent as of August 7, 2015. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our Credit Facility to fund acquisitions.
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
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related fees and expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, straight line rent, amortization of mortgage premiums and discounts, gains or losses on the sale of investments, gains or losses on the extinguishment of debt and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net loss (in accordance with GAAP)	$(5,245)	$(13,498)	$(18,743)
Depreciation and amortization	29,445	33,532	62,977
FFO	24,200	20,034	44,234
Acquisition and transaction-related fees and expenses	1,999	3,174	5,173
Amortization of market lease and other lease intangibles, net	17	(80)	(63)
Straight-line rent	(2,396)	(2,130)	(4,526)
Amortization of premiums	(332)	(534)	(866)
Gain on sale of investment	(286)	—	(286)
Loss on debt extinguishment	—	548	548
MFFO	$23,202	$21,012	$44,214
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
During the six months ended June 30, 2015, distributions paid to common stockholders and OP unit holders totaled $71.9 million. Of that amount, $39.0 million was reinvested pursuant to the DRIP. During the six months ended June 2015, cash used to pay distributions was generated from net cash flow from operations, proceeds received from the DRIP and proceeds from financings.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP unit holders, excluding distributions related to unvested performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" as these distributions are recorded as expenses in the consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$35,244		$36,319		$71,563
Distributions on OP units	178		175		353
Total distributions	$35,422		$36,494		$71,916

Source of distribution coverage:
Cash flows provided by operations (1)	$17,479	49.3%	$17,018	46.6%	$34,497	48.0%
Offering proceeds from issuance of common stock	—	—%		—%	—	—%
Proceeds received from common stock issued under the DRIP	17,943	50.7%	17,687	48.5%	35,630	49.5%
Proceeds from financings	—	—%	1,789	4.9%	1,789	2.5%
Total source of distribution coverage	$35,422	100.0%	$36,494	100.0%	$71,916	100.0%

Cash flows provided by operations (GAAP basis) (1)	$24,531		$17,195		$41,726
Net loss attributed to stockholders (in accordance with GAAP)	$(5,220)		$(13,421)		$(18,641)
______________________________
(1) Cash flows provided by operations for the three months ended March 31, 2015 and June 30, 2015 and the six months ended June 30, 2015 reflect acquisition and transaction related expenses of $2.0 million, $3.2 million and $5.2 million, respectively.
For the six months ended June 30, 2015, cash flows provided by operations were $41.7 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through June 30, 2015:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	June 30, 2015
Distributions paid:
Common stockholders (1)	$150,958
OP units	353
Total distributions paid	$151,311

Reconciliation of net loss:
Revenues	$176,893
Acquisition and transaction related	(39,540)
Depreciation and amortization	(92,997)
Other operating expenses	(95,147)
Other non-operating expenses	(5,348)
Income tax expense	(552)
Net income attributable to non-controlling interests	136
Net loss attributed to stockholders (in accordance with GAAP) (2)	$(56,555)

Cash flow provided by operations	$34,497

FFO	$36,250
_____________________

(1)	Distributions paid to common stockholders includes $78.0 million of proceeds received pursuant to the DRIP.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2015. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of June 30, 2015, the outstanding mortgage notes payable and loans under the Credit Facility had weighted-average effective interest rates of 6.2% and 1.8%, respectively.

			Years Ended December 31,
(In thousands)	Total	July 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$100,305	$5,751	$48,569	$42,872	$3,113
Credit Facility	135,000	—	—	135,000	—
Interest on mortgage notes payable	14,839	3,046	9,937	1,433	423
Interest on Credit Facility	9,095	1,231	4,886	2,978	—
Lease rental payments due (1)	26,448	204	834	861	24,549
	$285,687	$10,232	$64,226	$183,144	$28,085
_______________________________
(1) Lease rental payments due includes $3.5 million of imputed interest related to our capital lease obligations.
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified for taxation as a REIT. In order to qualify and continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organization and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed rates and variable rates. As of June 30, 2015, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2015, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $105.0 million and a fair value of $105.7 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million.
At June 30, 2015, our variable-rate Credit Facility had a carrying and fair value of $135.0 million. Interest rate volatility associated with this variable-rate Credit Facility affect interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $1.4 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. We are required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Management previously concluded that our disclosure controls and procedures were not effective as of December 31, 2014 or March 31, 2015 due to the material weakness in internal controls over financial reporting described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. As described below, a remediation plan has been implemented and, as of June 30, 2015, management deems the material weaknesses previously identified to be remediated and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, we executed our remediation plan, as further described below.  In connection with the evaluation required by Rule 13a-15(d), we identified the execution of this remediation plan as having materially affected, or being reasonably likely to materially affect, our internal control over financial reporting.  Other than the execution of the remediation plan, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness
We, with the concurrence and oversight of the audit committee of our board of directors, executed our remediation plan described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015, during the quarter ended June 30, 2015. As part of the remediation plan management:

•
Enhanced information technology system access controls supporting the general ledger and accounts payable system applications to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities;

•	Implemented appropriate end-user controls over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Implemented appropriate controls over the authorization of manual journal entries made to the general ledger.
We verified that the aforementioned controls were appropriately designed and implemented as of June 30, 2015. We will continue to monitor and test, as applicable, the ongoing operating effectiveness of its new and enhanced controls.
Our internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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
Distributions paid from sources other than our cash flows from operations result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.
Our cash flows provided by operations were $41.7 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we paid distributions of $71.9 million, of which $34.5 million, or 48.0%, was funded from cash flows from operations, $35.6 million, or 49.5%, was funded from proceeds received from our DRIP and $1.8 million, or 2.5%, was funded from financings. During the six months ended June 30, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $3.6 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2015, there would have been $3.6 million less in cash flow from operations available to pay distributions.
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
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of June 30, 2015, the following five major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
ManagCare, Inc.	6.7%
Meridian Senior Living, LLC	9.4%
NuVista Living, LLC	7.5%
Pinnacle Health Hospitals	12.4%
Platinum Health Care, LLC	8.0%
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
As of June 30, 2015, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-Line Rental Income
California	5.1%
Florida	22.6%
Georgia	6.8%
Iowa	12.3%
Michigan	7.8%
Missouri	6.0%
Pennsylvania	13.6%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
On February 11, 2015, we issued 1,333 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
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
On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of June 30, 2015, we have issued 85.2 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $2.1 billion of offering proceeds, including proceeds from shares issued pursuant to the DRIP.

We have used the net proceeds from our IPO and outstanding secured and unsecured financings as of June 30, 2015 to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and other healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we have used the net proceeds from our IPO and debt financings to purchase 143 properties. We have used net proceeds from our IPO to fund a portion of our distributions. Once we have reached our desired leverage, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the Company's SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Six Months Ended June 30, 2015 (1)	124	191,895	24.24
Cumulative repurchases as of June 30, 2015 (1)	181	265,926	$24.29
_____________________________
(1) Includes 58 unfulfilled repurchase requests consisting of 105,974 shares at an average repurchase price per share of $24.22, which were approved for repurchase as of June 30, 2015 and were completed in August 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective August 10, 2015, we amended our charter to change our name to Healthcare Trust, Inc. The name change was effected pursuant to an amendment to our charter (the “Charter Amendment”), which was filed with the Maryland State Department of Assessments and Taxation on August 10, 2015. The Charter Amendment was duly approved by at least a majority of our board of directors, and was made without action by our stockholders pursuant to Section 2-605(a)(1) of the Maryland General Corporation Law. A copy of the Charter Amendment is attached hereto as Exhibit 3.3.
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

HEALTHCARE TRUST, INC.
By:	/s/ Thomas P. D'Arcy
Thomas P. D'Arcy
Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.3 *	Articles of Amendment to the Amended and Restated Charter of American Realty Capital Healthcare Trust II, Inc., effective August 10, 2015
10.56 (1)
Amended and Restated Advisory Agreement by and among American Realty Capital Healthcare Trust II, Inc., American Realty Capital Healthcare Trust II Operating Partnership, L.P. and American Realty Capital Healthcare II Advisors, LLC dated as of June 26, 2015

10.57 *
Second Amendment to Senior Secured Revolving Credit Agreement, dated June 26, 2015, by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., American Realty Capital Healthcare Trust II, Inc., KeyBank National Association individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties dated as of March 21, 2014

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith

(1)	Filed as an exhibit to Healthcare Trust, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2015.