Form 10-Q
period 2015-09-30
Healthcare Trust, Inc.
filed 2015-11-16
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
As of October 31, 2015, the registrant had 86,091,285 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$163,382	$113,461
Buildings, fixtures and improvements	1,622,718	1,362,387
Construction in progress	17,977	—
Acquired intangible assets	216,537	186,849
Total real estate investments, at cost	2,020,614	1,662,697
Less: accumulated depreciation and amortization	(122,834)	(30,947)
Total real estate investments, net	1,897,780	1,631,750
Cash and cash equivalents	47,751	182,617
Restricted cash	2,947	1,778
Investment securities, at fair value	1,040	20,286
Receivable for sale of common stock	—	6
Prepaid expenses and other assets	30,201	17,036
Deferred costs, net	14,548	4,237
Total assets	$1,994,267	$1,857,710
LIABILITIES AND EQUITY
Mortgage notes payable	$98,150	$65,786
Mortgage premiums, net	4,276	2,844
Credit facility	185,000	—
Market lease intangible liabilities, net	21,762	19,535
Accounts payable and accrued expenses (including $1,152 and $970 due to related parties as of September 30, 2015 and December 31, 2014, respectively)	32,433	22,248
Deferred rent	2,287	3,023
Distributions payable	12,021	12,097
Total liabilities	355,929	125,533
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 85,818,405 and 83,718,853 shares of common stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	858	837
Additional paid-in capital	1,899,908	1,850,169
Accumulated other comprehensive income (loss)	(44)	463
Accumulated deficit	(272,285)	(129,406)
Total stockholders' equity	1,628,437	1,722,063
Non-controlling interests	9,901	10,114
Total equity	1,638,338	1,732,177
Total liabilities and equity	$1,994,267	$1,857,710
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$56,722	$10,620	$160,555	$14,061
Operating expense reimbursements	3,487	1,034	9,344	1,849
Resident services and fee income	3,784	164	10,731	164
Contingent purchase price consideration	37	—	487	—
Total revenues	64,030	11,818	181,117	16,074

Expenses:
Property operating and maintenance	33,506	4,202	89,612	5,231
Operating fees to related parties	4,312	—	7,722	—
Acquisition and transaction related	3,315	17,884	8,502	20,887
General and administrative	2,442	1,221	7,574	2,212
Depreciation and amortization	34,162	7,391	97,193	10,629
Total expenses	77,737	30,698	210,603	38,959
Operating loss	(13,707)	(18,880)	(29,486)	(22,885)
Other income (expense):
Interest expense	(3,081)	(1,418)	(6,838)	(2,163)
Interest and other income	66	275	555	296
Gain on sale of investment securities	160	—	446	—
Total other expense	(2,855)	(1,143)	(5,837)	(1,867)
Loss before income tax and non-controlling interests	(16,562)	(20,023)	(35,323)	(24,752)
Income tax benefit	369	—	387	—
Net loss	(16,193)	(20,023)	(34,936)	(24,752)
Net loss attributable to non-controlling interests	85	—	187	—
Net loss attributable to stockholders	$(16,108)	$(20,023)	$(34,749)	$(24,752)

Other comprehensive loss:
Unrealized loss on investment securities, net	(177)	(36)	(507)	(36)
Comprehensive loss	$(16,285)	$(20,059)	$(35,256)	$(24,788)

Basic and diluted weighted-average shares outstanding	85,705,595	71,813,126	84,988,240	40,401,362
Basic and diluted net loss per share	$(0.19)	$(0.28)	$(0.41)	$(0.61)
Distributions declared per share	$0.43	$0.43	$1.27	$1.27
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	83,718,853	$837	$1,850,169	$463	$(129,406)	$1,722,063	$10,114	$1,732,177
Common stock offering costs, commissions and dealer manager fees	—	—	2	—	—	2	—	2
Common stock issued through distribution reinvestment plan	2,477,732	25	58,823	—	—	58,848	—	58,848
Common stock repurchases	(381,113)	(4)	(9,122)	—	—	(9,126)	—	(9,126)
Equity-based compensation, net	2,933	—	36	—	—	36	—	36
Distributions declared	—	—	—	—	(108,130)	(108,130)	—	(108,130)
Contributions from non-controlling interest holders	—	—	—	—	—	—	500	500
Distributions to non-controlling interest holders	—	—	—	—	—	—	(526)	(526)
Unrealized loss on investments	—	—	—	(507)	—	(507)	—	(507)
Net loss	—	—	—	—	(34,749)	(34,749)	(187)	(34,936)
Balance, September 30, 2015	85,818,405	$858	$1,899,908	$(44)	$(272,285)	$1,628,437	$9,901	$1,638,338
The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(34,936)	$(24,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	97,193	10,629
Amortization of deferred financing costs	2,676	841
Amortization of mortgage premiums	(1,402)	(387)
Amortization of market lease and other intangibles, net	(119)	51
Bad debt expense	3,766	—
Equity-based compensation	36	64
Gain on sale of investment securities	(446)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(15,437)	(6,222)
Accounts payable, accrued expenses and other liabilities	7,007	8,548
Deferred rent	(736)	1,184
Restricted cash	(1,169)	(1,902)
Net cash provided by (used in) operating activities	56,433	(11,946)
Cash flows from investing activities:
Investment in real estate and other assets	(312,992)	(886,068)
Deposits paid for real estate acquisitions	(3,150)	(10,451)
Capital expenditures	(4,984)	(139)
Purchases of investment securities	(93)	(18,580)
Proceeds from sales of investment securities	19,278	—
Net cash used in investing activities	(301,941)	(915,238)
Cash flows from financing activities:
Proceeds from credit facility	185,000	—
Payments of mortgage notes payable	(6,023)	(293)
Payments of deferred financing costs	(12,407)	(5,408)
Proceeds from issuance of common stock	6	1,810,934
Common stock repurchases	(5,921)	(294)
Payments of offering costs and fees related to common stock issuances	(629)	(203,567)
Distributions paid	(49,358)	(19,476)
Contributions from non-controlling interest holders	500	—
Distributions to non-controlling interest holders	(526)	—
Payments to related parties	—	(484)
Net cash provided by financing activities	110,642	1,581,412
Net change in cash and cash equivalents	(134,866)	654,228
Cash and cash equivalents, beginning of period	182,617	111,833
Cash and cash equivalents, end of period	$47,751	$766,061

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,170	$1,137
Cash paid for taxes	312	79

Non-cash investing and financing activities:
Payable and accrued offering costs	$—	$1,272
Unfulfilled repurchase requests included in accounts payable, accrued expenses and other liabilities	4,472	221
Assumption of mortgage notes payable used to acquire investments in real estate	38,387	66,321
Premiums on assumed mortgage notes payable	2,834	3,533
Liabilities assumed in real estate acquisitions	604	3,802
Common stock issued through distribution reinvestment plan	58,848	22,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP and its subsidiaries, the "Company"), formerly known as American Realty Capital Healthcare Trust II, Inc., invests in seniors housing and health care real estate in the United States for investment purposes. As of September 30, 2015, the Company owned 149 properties located in 27 states and comprised of 7.3 million rentable square feet.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of September 30, 2015, the Company had 85.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the distribution reinvestment plan ("DRIP"), and had received total gross proceeds from the IPO and the DRIP of $2.1 billion.
On March 18, 2015, the Company announced its intention to list its common stock on a national stock exchange under the symbol “HTI” (the "Listing") during the third quarter of 2015. On September 24, 2015, the Company announced that its board of directors had determined that it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015 and that the board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. There can be no assurance that the Company's shares of common stock will be listed. The Company anticipates publishing an estimate of share value to comply with the new Financial Industry Regulatory Authority rules, which become effective in April 2016, unless the Company lists its common stock prior to such time. In the interim, the Company will continue to offer shares pursuant to its DRIP at $23.75 per share, and to repurchase shares pursuant to the share repurchase plan ("SRP").
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through Healthcare Trust Operating Partnership, LP (the "OP"), formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP, a Delaware limited partnership. The Company has no direct employees. Healthcare Advisors, LLC (the "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained Healthcare Properties, LLC (the "Property Manager"), formerly known as American Realty Capital Healthcare II Properties, LLC, to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and, together with its affiliates, continues to provide the Company with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which, they are related parties, and each have received or will receive compensation, fees and expense reimbursements from the Company for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager also have received or will receive compensation, fees and expense reimbursements related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2015. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015 other than the updates described below.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has elected to adopt the new guidance as of September 30, 2015. The Company has assessed the impact from the adoption of this revised guidance and has determined that there is no impact to its financial position, results of operations and cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The Company is currently evaluating the impact of this new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 149 properties as of September 30, 2015. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land	$49,921	$66,819
Buildings, fixtures and improvements	257,516	802,773
Construction in progress	17,977	—
Total tangible assets	325,414	869,592
Acquired intangibles:
In-place leases(1)	38,885	88,536
Market lease and other intangible assets(1)	1,653	11,219
Market lease liabilities (1)	(8,135)	(9,623)
Total assets and liabilities acquired, net	357,817	959,724
Mortgage notes payable assumed to acquire real estate investments	(38,387)	(66,321)
Premiums on mortgages assumed	(2,834)	(3,533)
Other assets and liabilities, net	(604)	(3,802)
Deposits for real estate acquisitions	(3,000)	—
Cash paid for acquired real estate investments	$312,992	$886,068
Number of properties purchased	31	81
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, market lease assets and market lease liabilities acquired during the nine months ended September 30, 2015 were 6.0, 5.6 and 9.3 years, respectively, as of each property's respective acquisition date.

The following table presents unaudited pro forma information as if the acquisitions that were completed during the nine months ended September 30, 2015 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $8.4 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(In thousands)	2015	2014
Pro forma revenues (1) (2)	$194,793	$44,334
Pro forma net loss (1) (2)	$(25,944)	$(36,172)
Basic and diluted pro forma net loss per share	$(0.31)	$(0.90)
___________________
(1) For the nine months ended September 30, 2015, aggregate revenues and net loss derived from the operations of the Company's 2015 acquisitions (for the Company's period of ownership) were $14.6 million and $3.4 million, respectively.
(2) During the period from October 1, 2015 to November 6, 2015, the Company completed its acquisition of six properties. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these consolidated financial statements the pro-forma effect of these acquisitions (see Note 17 — Subsequent Events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2015.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2015 — December 31, 2015	$21,389
2016	86,160
2017	85,006
2018	80,379
2019	74,299
Thereafter	514,333
$861,566
As of September 30, 2015 and 2014, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2015 and 2014:

	September 30,
State	2015	2014
Florida	22.0%	32.0%
Iowa	11.9%	20.9%
Michigan	*	10.0%
Pennsylvania	13.3%	*
_______________________________
* State's annualized rental income on a straight-line basis was not 10% or more of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of September 30, 2015 and December 31, 2014, the Company had investments with an aggregate fair value of $1.0 million and $20.3 million, respectively. Investments as of December 31, 2014 include real estate income funds managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements), which were sold during the three months ended September 30, 2015. These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of September 30, 2015 and December 31, 2014.

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Equity securities	$1,084	$—	$(44)	$1,040
December 31, 2014
Equity securities	$19,397	$477	$(33)	$19,841
Debt security	426	19	—	445
Total	$19,823	$496	$(33)	$20,286
The Company's investments in preferred stock have not been in a continuous unrealized loss position during the last twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of September 30, 2015 to be temporary. Therefore no impairment was recorded during the three and nine months ended September 30, 2015.
During the three months ended September 30, 2015, the Company sold certain of its investments in preferred stock, common stock and real estate income funds with a cost of $14.9 million for $15.1 million which resulted in a realized gain on sale of investment of $0.2 million. During the nine months ended September 30, 2015, the Company sold certain of its investments in preferred stock, common stock, real estate income funds and its investment in a senior note with a cost of $18.8 million for $19.3 million which resulted in a realized gain on sale of investment of $0.4 million. The Company did not sell any investments during the three and nine months ended September 30, 2014 and therefore had no gains or losses from the sale of investments during these periods.
The Company's preferred stock investments, with an aggregate fair value of $1.0 million as of September 30, 2015, are redeemable at the respective issuer's option five years after issuance.
Note 5 — Revolving Credit Facility
On March 21, 2014, the Company entered into a senior secured credit facility in the amount of $50.0 million (the "Credit Facility"). On April 15, 2014 the amount available under the Credit Facility was increased to $200.0 million.
On June 26, 2015, the Company entered into an amendment to the Credit Facility which, among other things, allowed for borrowings of up to $500.0 million. On July 31, 2015, the available borrowings were increased to $565.0 million. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The amendment to the Credit Facility included changes to amounts committed by each of the banks in the syndicate, which resulted in a write off of deferred financing costs of $0.5 million during the nine months ended September 30, 2015. There were no such write offs of deferred financing costs during the three months ended September 30, 2015.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015, the balance outstanding under the Credit Facility was $185.0 million, with an effective interest rate of 1.8%. The Company's unused borrowing capacity was $324.7 million, based on assets assigned to the Credit Facility as of September 30, 2015. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were no advances outstanding as of December 31, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2015, the Company was in compliance with the financial covenants under the Credit Facility.
Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of September 30, 2015 and December 31, 2014.

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2015	December 31, 2014			Interest Rate		Maturity
		(In thousands)	(In thousands)
Creekside Medical Office Building - Douglasville, GA	—	$—	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	5,991	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,749	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,473	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,210	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	6,014	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,647	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,573	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,702	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,803	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,833	6,898	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,355	—	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,548	—	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,252	—	4.75%		Fixed		Sep. 2023
Total	20	$98,150	$65,786	6.21%	(2)
_______________________________
(1) Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2) Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2015.
Real estate investments, at cost, related to the mortgage notes payable of $177.9 million and $122.4 million at September 30, 2015 and December 31, 2014, respectively, have been pledged as collateral and are not available to satisfy our debts and obligations unless first satisfying the mortgage notes payable on the properties. The Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2015:

(In thousands)	Future Principal Payments
October 1, 2015 — December 31, 2015	$366
2016	14,922
2017	33,813
2018	30,833
2019	12,221
Thereafter	5,995
$98,150

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.
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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2015
Investment securities	$1,040	$—	$—	$1,040
December 31, 2014
Investment securities	$20,286	$—	$—	$20,286

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, receivable for sale of common stock, prepaid expenses and other assets, deferred costs, net, accounts payable and accrued expenses, deferred rent and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premiums, net	3	$102,426	$104,355	$68,630	$69,117
Credit Facility	3	$185,000	$185,000	$—	$—
_______________________________
(1) Carrying value includes mortgage notes payable of $98.2 million and $65.8 million and mortgage premiums, net of $4.3 million and $2.8 million as of September 30, 2015 and December 31, 2014, respectively.
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, because the Credit Facility's interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 85.8 million and 83.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, respectively, and had received total proceeds of $2.1 billion, including proceeds from shares issued pursuant to the DRIP.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock beginning May 24, 2013. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted the SRP, which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The repurchase price per share depends on the length of time investors have held such shares, as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Nine months ended September 30, 2015 (1)	230	381,114	23.95
Cumulative repurchases as of September 30, 2015 (1)	287	455,145	$24.03
_____________________________
(1) Includes 105 unfulfilled repurchase requests consisting of 189,086 shares for $4.5 million and an average repurchase price per share of $23.65, which were approved for repurchase as of September 30, 2015 and were completed in November 2015. The accrual for unfulfilled repurchase requests is reflected in the accounts payable and accrued expenses line item in the accompanying consolidated balance sheets.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2015, the Company issued 2.5 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $58.8 million.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2015 and December 31, 2014, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner"), formerly known as American Realty Capital Healthcare II Special Limited Partnership, LLC, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
The Company owned shares in real estate income funds managed by an affiliate of the Sponsor during the nine months ended September 30, 2015 (see Note 4 — Investment Securities). The Company sold these shares during the three months ended September 30, 2015.
On January 14, 2015, the Company purchased the Specialty Hospital portfolio from American Realty Capital Healthcare Trust, Inc. ("HCT") for a contract purchase price of $39.4 million. At the time of such purchase, the Sponsor and Advisor and the sponsor and advisor of HCT were under common control. On January 15, 2015, HCT merged into Stripe Sub, LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Ventas, Inc. and therefore, the Sponsor and Advisor and the sponsor and advisor of HCT were no longer under common control as of such date.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Total commissions and fees incurred from (reimbursed by) and due to the Dealer Manager	$—	$67,004	$(2)	$172,201	$—	$1
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Fees and expense reimbursements incurred from and due to the Advisor	$—	$13,511	$—	$27,266	$—	$—
Fees and expense reimbursements incurred from and due to the Dealer Manager	—	1,189	—	2,757	—	605
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	$—	$14,700	$—	$30,023	$—	$605
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2015, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period.  The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2015		2014		2015		2014		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees	$1,719	$—	$8,187	$—	$3,707	$—	$9,555	$—	$—	$—
Acquisition cost reimbursements	859	—	4,093	—	1,853	—	4,778	—	—	—
Financing coordination fees	512	—	52	—	3,400	—	1,997	—	—	—
Ongoing fees:
Asset management fees (1)	3,656	—	—	—	7,066	—	—	—	—	—
Property management fees	656	—	—	124	656	1,220	—	171	656	—
Transfer agent and other professional services	1,085	—	—	—	3,156	—	—	—	496	364
Strategic advisory fees	—	—	335	—	—	—	605	—	—	—
Distributions on Class B Units	154	—	9	—	336	—	16	—	—	—
Total related party operation fees and reimbursements	$8,641	$—	$12,676	$124	$20,174	$1,220	$16,951	$171	$1,152	$364
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance based Class B Units for asset management services. As of September 30, 2015, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company will pay an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and will no longer issue any Class B Units.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions or for persons serving as executive officers of the Company. The 2%/25% Limitation was removed from the advisory agreement in connection with the amendments to the advisory agreement in June 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and nine months ended September 30, 2015 or 2014.
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with the Listing
On March 17, 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Dealer Manager, and on May 20, 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. Previously, the Company's board of directors determined, in consultation with KeyBanc and RCS Capital, that it was in the Company's best interests to proceed with a public listing application on a national securities exchange. On September 24, 2015, the Company announced that its board of directors had determined that it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015 and that the board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they will each receive a listing advisory fee equal to $1.5 million if the Company's shares are listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital will each receive a proposed transaction fee equal to 0.25% of the value of the transaction. No fees have been incurred in connection with this agreement during the three and nine months ended September 30, 2015 or 2014.
Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2015 or 2014.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2015 or 2014.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2015 or 2014.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and nine months ended September 30, 2015 or 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	7,198	$22.50
Granted	5,332	22.50
Vested	(1,066)	22.50
Forfeitures	(2,399)	22.50
Unvested, September 30, 2015	9,065	$22.50

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years. Restricted share awards are expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $30,000 and $8,000 during the three months ended September 30, 2015 and 2014, respectively. Compensation expense related to restricted stock was approximately $36,000 and $18,000 during the nine months ended September 30, 2015 and 2014, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three and nine months ended September 30, 2014, the Company issued 1,433 and 2,036 shares in lieu of approximately $32,000 and $46,000 in cash. No such shares were issued during the three and nine months ended September 30, 2015.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gains on Available-for-Sale Securities
Balance, December 31, 2014	$463
Other comprehensive loss, before reclassifications	(61)
Amounts reclassified from accumulated other comprehensive income (1)	(446)
Balance, September 30, 2015	$(44)
__________________

(1)
During the nine months ended September 30, 2015, the Company sold certain of its investments in preferred stock, common stock, real estate income funds and its investment in a senior note which resulted in a realized gain of $0.4 million, which is included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 13 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of September 30, 2015 and 2014, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP Units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.
A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three and nine months ended September 30, 2015, non-controlling interest holders were paid distributions of $0.2 million and $0.5 million, respectively. No such distributions were paid during the three and nine months ended September 30, 2014.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to stockholders (in thousands)	$(16,108)	$(20,023)	$(34,749)	$(24,752)
Basic and diluted weighted-average shares outstanding	85,705,595	71,813,126	84,988,240	40,401,362
Basic and diluted net loss per share	$(0.19)	$(0.28)	$(0.41)	$(0.61)
The Company had the following potentially dilutive securities as of September 30, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

	September 30,
	2015	2014
Unvested restricted stock	9,065	7,198
OP Units	405,998	90
Class B Units	359,250	27,418
Total common share equivalents	774,313	34,706
Note 15 — Segment Reporting
During the three and nine months ended September 30, 2015 and 2014, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated by the Company's executive officers in deciding how to allocate resources and in assessing performance. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income (loss) is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to the Advisor, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense, interest expense, interest and other income, gain on sale of investment securities, and income tax expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$15,258	$9,237	$32,227	$56,722	$39,976	$28,306	$92,273	$160,555
Operating expense reimbursements	3,452	35	—	3,487	9,221	123	—	9,344
Resident services and fee income	—	—	3,784	3,784	—	—	10,731	10,731
Contingent purchase price consideration	37	—	—	37	487	—	—	487
Total revenues	18,747	9,272	36,011	64,030	49,684	28,429	103,004	181,117
Property operating and maintenance	5,728	2,400	25,378	33,506	14,855	3,097	71,660	89,612
Net operating income	$13,019	$6,872	$10,633	30,524	$34,829	$25,332	$31,344	91,505
Operating fees to related parties				(4,312)				(7,722)
Acquisition and transaction related				(3,315)				(8,502)
General and administrative				(2,442)				(7,574)
Depreciation and amortization				(34,162)				(97,193)
Interest expense				(3,081)				(6,838)
Interest and other income				66				555
Gain on sale of investment securities				160				446
Income tax benefit				369				387
Net loss attributable to non-controlling interests				85				187
Net loss attributable to stockholders				$(16,108)				$(34,749)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$4,044	$2,000	$4,576	$10,620	$6,684	$2,801	$4,576	$14,061
Operating expense reimbursements	1,022	12	—	1,034	1,808	41	—	1,849
Resident services and fee income	—	—	164	164	—	—	164	164
Total revenues	5,066	2,012	4,740	11,818	8,492	2,842	4,740	16,074
Property operating and maintenance	1,389	15	2,798	4,202	2,390	43	2,798	5,231
Net operating income	$3,677	$1,997	$1,942	7,616	$6,102	$2,799	$1,942	10,843
Acquisition and transaction related				(17,884)				(20,887)
General and administrative				(1,221)				(2,212)
Depreciation and amortization				(7,391)				(10,629)
Interest expense				(1,418)				(2,163)
Interest and other income				275				296
Net loss attributable to stockholders				$(20,023)				$(24,752)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	September 30,	December 31,
(In thousands)	2015	2014
ASSETS
Investments in real estate, net:
Medical office buildings	$795,951	$593,648
Triple-net leased healthcare facilities	390,579	355,962
Construction in progress	27,977	—
Seniors housing — operating properties	683,273	682,140
Total investments in real estate, net	1,897,780	1,631,750
Cash and cash equivalents	47,751	182,617
Restricted cash	2,947	1,778
Investment securities, at fair value	1,040	20,286
Receivable for sale of common stock	—	6
Prepaid expenses and other assets	30,201	17,036
Deferred costs, net	14,548	4,237
Total assets	$1,994,267	$1,857,710
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Nine Months Ended September 30,
(In thousand)	2015	2014
Medical office buildings	1,343	139
Triple-net leased healthcare facilities	523	—
Seniors housing — operating properties	1,670	—
Total capital expenditures	3,536	139

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
October 1, 2015 — December 31, 2015	$84	$18
2016	340	74
2017	344	76
2018	349	78
2019	354	80
Thereafter	16,619	7,930
Total minimum lease payments	$18,090	8,256
Less: amounts representing interest		(3,456)
Total present value of minimum lease payments		$4,800
Total rental expense from operating leases was $0.1 million and $0.3 million during the three and nine months ended September 30, 2015, respectively. Total rental expense from operating leases was approximately $45,000 and $0.1 million during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, interest expense related to capital leases was approximately $21,000 and $0.1 million, respectively. There was $0.2 million of such interest expense during the three and nine months ended September 30, 2014.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of September 30, 2015, the Company had funded $10.0 million and $18.0 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during initial operating period of the skilled nursing facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of September 30, 2015, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2015 to November 6, 2015:

	Number of Properties	Rentable Square Feet

Portfolio, September 30, 2015	149	7,330,583
Acquisitions	6	155,298
Portfolio, November 6, 2015	155	7,485,881
Sponsor Transaction
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager.  The termination has no effect on the Company’s current management team.
Dealer Manager Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with ARC. Neither the Company nor the Company's Advisor is a named party in the administrative complaint. The Dealer Manager served as the dealer manager of the Company’s IPO, which was completed in November 2014, and, together with its affiliates, has continued to provide certain services to the Company and the Company’s Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. The Dealer Manager has previously solicited proxies on behalf of the Company, although the Company’s Advisor has determined at this time that the Dealer Manager will no longer provide such services to the Company. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by ARC but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Healthcare Trust, Inc., formerly known as American Realty Capital Healthcare Trust II, Inc., and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to Healthcare Trust, Inc., a Maryland corporation, including, as required by context, Healthcare Trust Operating Partnership, LP, formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP, a Delaware limited partnership (our "OP"), and its subsidiaries. The Company is externally managed by Healthcare Trust Advisors, LLC (our "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other entities affiliated with the parent of our sponsor, AR Capital, LLC ("ARC"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of ARC and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of ARC, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Although we intend to list our shares of common stock on a national stock exchange when we believe market conditions are favorable to do so, there is no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.

•	If we lose or are unable to obtain qualified personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our results of operations.

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

•
Any distributions, especially those not covered by our cash flows from operations, may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

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

•
We are subject to risks associated with changes in general economic, business and political conditions including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

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
Overview
We invest in seniors housing and health care real estate in the United States for investment purposes. As of September 30, 2015, we owned 149 properties located in 27 states and comprised of 7.3 million rentable square feet.
In February 2013, we commenced our IPO on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014. As of September 30, 2015, we have 85.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and have received total gross proceeds from the IPO and the DRIP of $2.1 billion.
On March 18, 2015, we announced our intention to list our common stock on a national stock exchange under the symbol “HTI” (the "Listing") during the third quarter of 2015. On September 24, 2015, we announced that our board of directors had determined that it was in our best interest to not pursue the Listing during the third quarter of 2015 and that our board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. There can be no assurance that our shares of common stock will be listed. We anticipate publishing an estimate of share value to comply with the new Financial Industry Regulatory Authority rules, which become effective in April 2016, unless we list our common stock prior to such time. In the interim, we will continue to offer shares pursuant to the DRIP at $23.75 per share, and to repurchase shares pursuant to the share repurchase plan ("SRP").
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Dealer Manager served as the dealer manager of the IPO and continues to provide us with various services. The Advisor, the Property Manager and the Dealer Manager are under common control with ARC, the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.

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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in our medical office buildings ("MOBs") and triple-net leased healthcare facilities and from residents in our seniors housing — operating properties ("SHOPs") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents of our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss.
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
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below-market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.
We generally determine the value of construction in progress based upon the replacement cost. During the construction period, we capitalize interest, insurance and real estate taxes until the development has reached substantial completion.
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
In allocating the fair value to non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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
Construction in progress, including capitalized interest, insurance and real estate taxes, is not depreciated until the development has reached substantial completion.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have elected to adopt this new guidance as of September 30, 2015. We have assessed the impact from the adoption of this revised guidance and have determined that there will be no impact to our financial position, results of operations and cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. We are currently evaluating the impact of this new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

Properties
The following table presents certain additional information about the properties we own as of September 30, 2015:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Gross Asset Value
				(In thousands)
Medical Office Buildings	74	2,950,635	91.7%	$831,690
Triple-Net Leased Healthcare Facilities(1):
Seniors Housing — Triple Net Leased	15	527,722	89.3%	98,685
Hospitals	4	428,620	57.0%	87,604
Post Acute / Skilled Nursing	20	853,865	80.9%	218,893
Seniors Housing — Operating Properties	33	2,569,741	89.3%	752,100
Land	2	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	27,977
Portfolio, September 30, 2015	149	7,330,583		$2,020,614
_______________

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
Results of Operations
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
On July 1, 2014, we owned 24 properties (our "Same Store" properties). We acquired 125 properties during the period from July 1, 2014 through September 30, 2015 (our "Acquisitions"). Accordingly, our results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $16.1 million and $20.0 million for the three months ended September 30, 2015 and 2014, respectively.
Rental Income
Rental income increased $46.1 million to $56.7 million for the three months ended September 30, 2015 from $10.6 million for the three months ended September 30, 2014. This increase in rental income was primarily related to our Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.5 million to $3.5 million for the three months ended September 30, 2015 from $1.0 million for the three months ended September 30, 2014. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was primarily related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income increased $3.6 million to $3.8 million for the three months ended September 30, 2015 from $0.2 million for the three months ended September 30, 2014. Resident services and fee income relates to services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. The increase in resident services and fee income was directly related to our Acquisitions.

Contingent Purchase Price Consideration
During the three months ended September 30, 2015, we recognized approximately $37,000 related to contingent purchase price consideration in connection with vacancy escrow arrangements associated with two acquisitions. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was still not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration. No vacancy escrow agreements resulted in the recognition of income during the three months ended September 30, 2014.
Property Operating and Maintenance Expenses
Property operating expenses increased $29.3 million to $33.5 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. These costs primarily relate to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOPs. The increase in property operating expenses was directly related to our Acquisitions.
Operating Fees to Related Parties
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We incurred $3.7 million in fees for asset management services from our Advisor for the three months ended September 30, 2015. Prior to April 1, 2015 we caused the OP to issue to the Advisor performance-based restricted forfeitable partnership units of the OP designated as "Class B Units" for asset management services. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that we cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any periods ending after March 31, 2015. Effective April 1, 2015, an asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and is expensed as incurred.
We incurred $0.7 million in fees for property management services from our Property Manager for the three months ended September 30, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended September 30, 2014. For the three months ended September 30, 2014, we would have incurred property management fees of $0.1 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.3 million and $17.9 million for the three months ended September 30, 2015 and 2014, respectively, related to our acquisition of six and 64 properties, respectively. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period.
General and Administrative Expenses
General and administrative expenses increased $1.2 million to $2.4 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014. The increase was primarily driven by professional fees incurred to support a larger real estate portfolio and number of stockholders. Prior to the end of the IPO, costs related to stockholder services were charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $26.8 million to $34.2 million for the three months ended September 30, 2015 from $7.4 million for the three months ended September 30, 2014. The increase in depreciation and amortization expense was primarily related to our Acquisitions, which resulted in an increase of $28.3 million. This increase was partially offset by Same Store depreciation and amortization, which decreased $1.6 million due to our reallocation during the fourth quarter of 2014 of amounts that were provisionally allocated to land, buildings, fixtures and improvements and acquired lease intangible assets. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.

Interest Expense
Interest expense increased $1.7 million to $3.1 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014. Interest expense related to our mortgage notes payable increased $0.3 million as a result of a higher average outstanding mortgage balance of $101.3 million during the three months ended September 30, 2015, compared to the $62.7 million average balance during the three months ended September 30, 2014, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million credit facility (the "Credit Facility") in March 2014. In April 2014, June 2015 and July 2015, we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0 million, respectively. Interest expense related to the Credit Facility increased $1.4 million primarily as a result of higher amortization of deferred financing costs and non-usage fees as a result of the amendments and increases to the Credit Facility as well as a higher average outstanding balance on the Credit Facility of $160.0 million during the three months ended September 30, 2015. There was no amount outstanding under the Credit Facility during the three months ended September 30, 2014.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased $0.2 million to $0.1 million for the three months ended September 30, 2015 from $0.3 million for the three months ended September 30, 2014. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the nine months ended September 30, 2015, we sold investment securities which were initially purchased during the three months ended September 30, 2014 at a cost of $18.8 million. This, as well as the decrease in cash and cash equivalents, resulted in a decrease in dividend and interest income from our investments in preferred stock, common stock, real estate income funds and an investment in a senior note.
Gain on Sale of Investments
Gain on sale of investments for the three months ended September 30, 2015 of $0.2 million related to selling certain investments in preferred stock, common stock, real estate income funds and an investment in a senior note. We did not sell any investment securities and therefore had no such gains or losses on the sale of investment securities during the three months ended September 30, 2014.
Income Tax Benefit
Income tax benefit of $0.4 million for the three months ended September 30, 2015 related to deferred tax assets generated by current period net operating losses associated with our taxable REIT subsidiary ("TRS"). These deferred tax assets became realizable during the three months ended September 30, 2015 and are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS. We purchased our first SHOP assets during the three months ended September 30, 2014, but had not incurred any income tax expense or benefit during such period.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was $0.1 million for the three months ended September 30, 2015, which represents net loss that is related to OP Unit and non-controlling interest holders. We had 90 OP Units outstanding as of September 30, 2014, compared to 0.4 million at September 30, 2015.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
On January 1, 2014, we owned seven properties (our "Same Store" properties). We acquired 142 properties during the period from January 1, 2014 through September 30, 2015 (our "Acquisitions"). Accordingly, our results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $34.7 million and $24.8 million for the nine months ended September 30, 2015 and 2014, respectively.
Rental Income
Rental income increased $146.5 million to $160.6 million for the nine months ended September 30, 2015 from $14.1 million for the nine months ended September 30, 2014. The increase was primarily due to our Acquisitions.

Operating Expense Reimbursements
Operating expense reimbursements increased $7.5 million to $9.3 million for the nine months ended September 30, 2015 from $1.8 million for the nine months ended September 30, 2014. Operating expense reimbursements increased in proportion with the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was primarily related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income of increased $10.5 million to $10.7 million for the nine months ended September 30, 2015 from $0.2 million for the nine months ended September 30, 2014. Resident services and fee income relates to services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. This increase in resident services and fee income was directly related to our Acquisitions.
Contingent Purchase Price Consideration
During the nine months ended September 30, 2015, we recognized $0.5 million related to contingent purchase price consideration in connection with vacancy escrow arrangements associated with two acquisitions. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was still not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration. No vacancy escrow agreements resulted in the recognition of income during the nine months ended September 30, 2014.
Property Operating and Maintenance Expenses
Property operating expenses increased $84.4 million to $89.6 million for the nine months ended September 30, 2015, from $5.2 million for the nine months ended September 30, 2014. These costs primarily relate to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our SHOPs. The increase was primarily due to our Acquisitions.
Operating Fees to Related Party
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We incurred $7.1 million in fees for asset management services from our Advisor for the nine months ended September 30, 2015. Prior to April 1, 2015 we caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that we cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any periods ending after March 31, 2015. Effective April 1, 2015, an asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and is expensed as incurred.
We incurred $0.7 million in fees for property management services from our Property Manager for the nine months ended September 30, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive a portion of property management fees for the nine months ended September 30, 2015 and all property management fees for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we would have incurred additional property management fees of $1.2 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $8.5 million and $20.9 million for the nine months ended September 30, 2015 and 2014, respectively, related to our acquisition of 31 and 81 properties. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period.
General and Administrative Expenses
General and administrative expenses increased $5.4 million to $7.6 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. The increase was primarily driven by professional fees incurred to support a larger real estate portfolio and number of stockholders. Prior to the end of the IPO, costs related to stockholder services were charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.

Depreciation and Amortization Expenses
Depreciation and amortization expense increased $86.6 million to $97.2 million for the nine months ended September 30, 2015 from $10.6 million for the nine months ended September 30, 2014. The increase in depreciation and amortization expense was primarily related to our Acquisitions, which resulted in an increase of $87.1 million. This increase was partially offset by Same Store depreciation and amortization, which decreased $0.7 million due to our reallocation during the fourth quarter of 2014 of amounts that were provisionally allocated to land, buildings, fixtures and improvements and acquired lease intangible assets. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense increased $4.6 million to $6.8 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. Interest expense related to our mortgage notes payable increased $2.1 million related to our higher average mortgage notes payable balance of $90.0 million during the nine months ended of September 30, 2015, compared to the $29.7 million average balance during the nine months ended September 30, 2014, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million Credit Facility in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0 million respectively. Interest expense related to the Credit Facility increased $2.7 million primarily as a result of higher amortization of deferred financing costs and non-usage fees as a result of the amendments and increases to the Credit Facility, as well as a higher average outstanding balance on the Credit Facility of $64.0 million during the nine months ended September 30, 2015. There was no amount outstanding under the Credit Facility during the nine months ended September 30, 2014.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income increased $0.3 million to $0.6 million for the nine months ended September 30, 2015 from $0.3 million for the nine months ended September 30, 2014. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. We purchased a majority of our investment securities during the three months ended September 30, 2014, many of which were held during the nine months ended September 30, 2015, resulting in an increase in dividend and interest income from our investments in preferred stock, common stock, real estate income funds and an investment in a senior note.
Gain on Sale of Investments
Gain on sale of investments for the nine months ended September 30, 2015 of $0.4 million related to selling certain investments in preferred stock, common stock, real estate income funds and an investment in a senior note. We did not sell any investment securities and therefore had no such gains or losses on the sale of investment securities during the nine months ended September 30, 2014.
Income Tax Benefit
Income tax benefit of $0.4 million for the nine months ended September 30, 2015 related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets became realizable during the nine months ended September 30, 2015 and are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS. We purchased our first SHOP asset during the three months ended September 30, 2014, but had not incurred any income tax expense or benefit during such period.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was $0.2 million for the nine months ended September 30, 2015, which represents net loss that is related to OP Unit and non-controlling interest holders. We had 90 OP Units outstanding as of September 30, 2014, compared to 0.4 million at September 30, 2015.

Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash provided by operating activities was $56.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the nine months ended September 30, 2015 included $8.5 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $66.8 million (net loss of $34.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums, equity based compensation, bad debt expense and gain on sale of investments of $101.7 million) and an increase in accounts payable and accrued expenses of $7.0 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party property management fees and reimbursements and interest expense. These cash inflows were partially offset by a net increase in prepaid and other assets of $15.4 million due to rent, other receivables, unbilled receivables recorded in accordance with straight-line basis accounting, prepaid real estate taxes and insurance and utility deposits, as well as a $1.2 million increase in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and $0.7 million in deferred rent.
Net cash used in investing activities during the nine months ended September 30, 2015 was $301.9 million. The cash used in investing activities primarily included $313.0 million to acquire 31 properties. Net cash used in investing activities also included $3.2 million in deposits for future potential real estate acquisitions, $5.0 million of capital expenditures and $0.1 million for the purchase of investment securities, partially offset by $19.3 million in proceeds from the sale of investment securities.
Net cash provided by financing activities of $110.6 million during the nine months ended September 30, 2015 related to proceeds from the Credit Facility of $185.0 million to fund acquisitions and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset by distributions to stockholders, net of proceeds received pursuant to the DRIP of $49.4 million, common stock repurchases of $5.9 million, payments of deferred financing costs of $12.4 million, mortgage payments of $6.0 million, offering costs paid of $0.6 million and distributions to non-controlling interest holders of $0.5 million.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash used in operating activities was $11.9 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the nine months ended September 30, 2014 included $20.9 million of acquisition and transaction costs. Cash outflows related to a net loss adjusted for non-cash items of $13.6 million (net loss of $24.8 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and equity based compensation of $11.2 million) and an increase in prepaid and other assets of $6.2 million due to rent and other receivables, unbilled receivables recorded in accordance with straight-line basis accounting and prepaid real estate taxes and insurance, as well as an increase in restricted cash of $1.9 million related to real estate tax and insurance escrows on mortgaged properties. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $8.5 million primarily related to accrued real estate taxes and property operating expenses for our medical office buildings and SHOPs and $1.2 million in deferred rent.
Net cash used in investing activities during the nine months ended September 30, 2014 was $915.2 million. The cash used in investing activities included $886.1 million to acquire 81 properties. Net cash used in investing activities also included $18.6 million for the purchase of investment securities, $10.5 million for deposits on pending real estate acquisitions and $0.1 million of capital expenditures.
Net cash provided by financing activities of $1.6 billion during the nine months ended September 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1.8 billion, partially offset by payments made on mortgage notes payable of $0.3 million, payments of deferred financing costs of $5.4 million, payments for common stock repurchases of $0.3 million, payments related to offering costs of $203.6 million, distributions paid to stockholders of $19.5 million and payments to related parties for advances to fund offering costs of $0.5 million.

Liquidity and Capital Resources
As of September 30, 2015, we had $47.8 million of cash and cash equivalents and investment securities, at fair value, of $1.0 million. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of September 30, 2015, we had 85.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from our IPO and the DRIP of $2.1 billion.
We acquired our first property and commenced real estate operations in May 2013. As of September 30, 2015, we owned 149 properties with real estate investments, at cost, of $2.0 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. We generally intend to acquire our assets with cash and mortgage or other debt proceeds, such as proceeds from our Credit Facility.
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
As of September 30, 2015, we had the ability to borrow up to $565.0 million on a revolving basis under the Credit Facility. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. Additionally, the Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019.
As of September 30, 2015, the balance outstanding under the Credit Facility was $185.0 million. Our unused borrowing capacity was $324.7 million, based on assets assigned to the Credit Facility as of September 30, 2015. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
We use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report on Form 10-Q or annual report on Form 10-K, as applicable, following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Our board of directors has adopted the SRP which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Nine months ended September 30, 2015 (1)	230	381,114	23.95
Cumulative repurchases as of September 30, 2015 (1)	287	455,145	$24.03
_____________________________
(1) Includes 105 unfulfilled repurchase requests consisting of 189,086 shares at an average repurchase price per share of $23.65, which were approved for repurchase as of September 30, 2015 and were completed in November 2015.
Acquisitions
As of November 6, 2015, we owned 155 properties. We had $334.1 million of assets under contract and executed letters of intent as of November 6, 2015. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our Credit Facility to fund acquisitions.
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.
Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amortization of above and below market intangible lease assets and liabilities and amounts relating to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, capitalized interest, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net loss (in accordance with GAAP)	$(5,245)	$(13,498)	$(16,193)	$(34,936)
Depreciation and amortization	29,445	33,532	33,991	96,968
FFO attributable to common stockholders	24,200	20,034	17,798	62,032
Acquisition and transaction-related fees and expenses	1,999	3,174	3,317	8,490
Amortization of market lease and other lease intangibles, net	17	(80)	(56)	(119)
Straight-line rent	(2,396)	(2,130)	(2,729)	(7,255)
Amortization of mortgage premiums	(332)	(534)	(536)	(1,402)
Gain on sale of investment	(286)	—	(160)	(446)
Loss on debt extinguishment	—	548	—	548
Contingent purchase price consideration	—	(450)	(37)	(487)
Capitalized construction interest costs	—	—	(73)	(73)
MFFO attributable to common stockholders	$23,202	$20,562	$17,524	$61,288
Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock beginning May 24, 2013. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the nine months ended September 30, 2015, distributions paid to common stockholders and OP Unit holders totaled $108.7 million, including $58.8 million which was reinvested through our DRIP. During the nine months ended September 2015, cash used to pay distributions was generated from net cash flow from operations, proceeds received from common stock issued under the DRIP, the sale of investment securities and financings.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, excluding distributions related to Class B Units as these distributions are recorded as expenses in the consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2015		June 30, 2015		September 30, 2015		September 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$35,244		$36,319		$36,643		$108,206
Distributions on OP Units	178		175		173		526
Total distributions	$35,422		$36,494		$36,816		$108,732

Source of distribution coverage:
Cash flows provided by operations (1)	$17,479	49.3%	$17,018	46.6%	$14,707	39.9%	$49,204	45.3%
Offering proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	17,943	50.7%	17,687	48.5%	17,296	47.0%	52,926	48.7%
Proceeds from the sale of investment securities	—	—%	—	—%	4,813	13.1%	4,813	4.4%
Proceeds from financings	—	—%	1,789	4.9%	—	—%	1,789	1.6%
Total source of distribution coverage	$35,422	100.0%	$36,494	100.0%	$36,816	100.0%	$108,732	100.0%

Cash flows provided by operations (GAAP basis) (1)	$24,531		$17,195		$14,707		$56,433
Net loss attributed to stockholders (in accordance with GAAP)	$(5,220)		$(13,421)		$(16,108)		$(34,749)
______________________________
(1) Cash flows provided by operations for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015 and the nine months ended September 30, 2015 reflect acquisition and transaction related expenses of $2.0 million, $3.2 million, $3.3 million and $8.5 million, respectively.
For the nine months ended September 30, 2015, cash flows provided by operations were $56.4 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through September 30, 2015:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	September 30, 2015
Distributions paid:
Common stockholders (1)	$187,601
OP Units	526
Total distributions paid	$188,127

Reconciliation of net loss:
Revenues	$241,373
Acquisition and transaction related	(42,855)
Depreciation and amortization	(127,159)
Other operating expenses	(135,407)
Other non-operating expenses	(8,653)
Income tax expense	(183)
Net income attributable to non-controlling interests	221
Net loss attributable to stockholders (in accordance with GAAP) (2)	$(72,663)

Cash flow provided by operations	$49,204

FFO attributable to common stockholders	$54,048
_____________________

(1)	For the period from October 15, 2012 (date of inception) to September 30, 2015, we received $101.8 million of proceeds from common stock issued under the DRIP.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our mortgage notes payable require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2015. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of September 30, 2015, the outstanding mortgage notes payable and loans under the Credit Facility had weighted-average effective interest rates of 6.2% and 1.8%, respectively.

			Years Ended December 31,
(In thousands)	Total	October 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$98,150	$366	$48,735	$43,054	$5,995
Interest on mortgage notes payable	14,373	1,517	10,237	1,715	904
Credit Facility	185,000	—	—	185,000	—
Interest on Credit Facility	11,762	854	6,777	4,131	—
Lease rental payments due (1)	26,346	102	834	861	24,549
Development project funding commitment(2)	54,104	7,679	46,425	—	—
	$389,735	$10,518	$113,008	$234,761	$31,448
_______________________________
(1) Lease rental payments due includes $3.5 million of imputed interest related to our capital lease obligations.

(2)
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire and subsequently fund the remaining construction of a skilled nursing facility in Jupiter, Florida for $82.0 million.

Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organization and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services and reimbursement of operating and offering related costs.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2015, we did not have any derivative financial instruments. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2015, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $102.4 million and a fair value of $104.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million.
At September 30, 2015, our variable-rate Credit Facility had a carrying and fair value of $185.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $1.9 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
We executed our remediation plan with respect to previously identified material weaknesses during the quarter ended June 30, 2015. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations were $56.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we paid distributions of $108.7 million, of which $49.2 million, or 45.3%, was funded from cash flows from operations, $52.9 million, or 48.7%, was funded from proceeds received from our DRIP, $1.8 million, or 1.6%, was funded from financings and $4.8 million, or 4.4% was funded from the sale of investment securities. During the nine months ended September 30, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $7.0 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2015, there would have been $7.0 million less in cash flow from operations available to pay distributions.
We may not generate sufficient cash flows from operations to pay future distributions. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. In accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to continue to qualify as a REIT.
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
As of September 30, 2015, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-Line Rental Income
California	5.5%
Florida	22.0%
Georgia	6.7%
Iowa	11.9%
Michigan	7.7%
Missouri	6.1%
Pennsylvania	13.3%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
On February 11, 2015 and July 13, 2015, we issued 1,333 shares and 3,999 shares of restricted stock, respectively, that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds of Registered Securities
On February 14, 2013 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.7 billion of common stock, consisting of up to 68.0 million shares, pursuant to a Registration Statement on Form S-11 (File No. 333-184677) (the "Registration Statement") initially filed on October 31, 2012 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on February 14, 2013, also covers 14.7 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

On August 1, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-197802). In August 2014, we completed our issuance of the $1.7 billion of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 13.9 million DRIP shares available under the Registration Statement to our IPO. On November 17, 2014, we closed our IPO following the successful achievement of our target equity raise, including shares reallocated from the DRIP. As of September 30, 2015, we have issued 85.8 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $2.1 billion of offering proceeds, including proceeds from shares issued pursuant to the DRIP.
We have used the net proceeds from our IPO and outstanding secured and unsecured financings as of September 30, 2015 to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and other healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we have used the net proceeds from our IPO and debt financings to purchase 149 properties. We have used net proceeds from our IPO to fund a portion of our distributions. Once we have reached our desired leverage, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	57	74,031	$24.42
Nine Months Ended September 30, 2015 (1)	230	381,114	23.95
Cumulative repurchases as of September 30, 2015 (1)	287	455,145	$24.03
_____________________________
(1) Includes 105 unfulfilled repurchase requests consisting of 189,086 shares at an average repurchase price per share of $23.65, which were approved for repurchase as of September 30, 2015 and were completed in November 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 9, 2015, ARC advised us that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager.  The termination has no effect on our current management team.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with ARC. Neither we nor our Advisor are a named party in the administrative complaint. The Dealer Manager served as the dealer manager of our IPO, which was completed in November 2014, and, together with its affiliates, has continued to provide certain services to us and our Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. The Dealer Manager has previously solicited proxies on our behalf, although our Advisor has determined at this time that the Dealer Manager will no longer provide such services to us. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by ARC but does not specifically refer to any actions taken in connection with any of our proxy solicitations.
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
Edward F. Lange, Jr.
Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 16, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 *	Articles of Amendment and Restatement for Healthcare Trust, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith