Form 10-K
period 2015-12-31
Healthcare Trust, Inc.
filed 2016-03-11
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, there were 85,182,244 shares of the registrant's common stock held by non-affiliates of the registrant.
As of February 29, 2016, the registrant had 86,681,390 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2015

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Healthcare Trust, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in our advisor, Healthcare Trust Advisors, LLC (the "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Although we intend to list our shares of common stock on a national stock exchange when we believe market conditions are favorable to do so, there is no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.

•	If our Advisor loses or is unable to obtain qualified personnel, our ability to implement our investment strategies could be delayed or hindered.

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

•
We are permitted to pay distributions of unlimited amounts from any source. There are no established limits on the amount of borrowings that we may use to fund distribution payments, except for those imposed by Maryland law.

•
Any distributions, especially those not covered by our cash flows from operations, may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders and, as such, we may be required to fund distributions from borrowings, which may be at unfavorable rates and could restrict the amount we can borrow for investments and other purposes, or depend on our Advisor or our property manager, Healthcare Trust Properties, LLC (the "Property Manager"), formerly known as American Realty Capital Healthcare II Properties, LLC, to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance these entities will waive such amounts or that we will be able to borrow funds at all.

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

•
Commencing with the day we publish a net asset value ("NAV"), anticipated on or prior to April 11, 2016, the offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan ("DRIP"), will be based on NAV, which may not accurately reflect the value of our assets and may not represent what stockholders may receive upon a liquidation of our assets.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7) of this Annual Report on Form 10-K.

PART I
Item 1. Business
We invest in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2015, we owned 166 properties located in 29 states and comprised of 8.5 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through Healthcare Trust Operating Partnership, LP (the "OP"), formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014, which resulted in net proceeds to us of $2.1 billion.
On March 18, 2015, we announced our intention to list our common stock on a national stock exchange under the symbol “HTI” (the "Listing") during the third quarter of 2015. On September 24, 2015, we announced that our board of directors had determined that it was in our best interest to not pursue the Listing during the third quarter of 2015. Our board of directors continues to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. There can be no assurance that our shares of common stock will be listed. We anticipate publishing an estimate of per share NAV on or prior to April 11, 2016 (the "NAV pricing date"), and subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least annually. In the interim, we will continue to offer shares pursuant to the DRIP at $23.75 per share, and to repurchase shares pursuant to the share repurchase plan ("SRP"). Beginning with the NAV pricing date, the per share price for shares under the DRIP and SRP will vary periodically and will be based on our NAV.
We have no direct employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing our business. The Advisor, Property Manager and our former dealer manager, Realty Capital Securities, LLC (the "Former Dealer Manager"), also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
Our Former Dealer Manager served as the dealer manager of our IPO and, together with certain of its affiliates, continued to provide us with services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
Healthcare Industry
Healthcare is the single largest industry in the United States based on Gross Domestic Product ("GDP"). According to the National Health Expenditures Projections, 2014 - 2024 report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 4.9% in 2016 and 5.4% in 2017; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2016 through 2024, is anticipated to be 5.9%; and (iii) the healthcare industry is projected to represent 18.1% of U.S. GDP in 2016. This growth in expenditures has led to significant growth in healthcare employment. According to the U.S. Department of Labor's Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing over 15.3 million jobs as of December 31, 2015. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 19% from 2014 to 2024, adding about 2.3 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe the continued growth in employment in the healthcare industry will lead to growth in demand for medical office buildings and other facilities that serve the healthcare industry.
In addition to the growth in national health expenditures and corresponding increases in employment in the healthcare sector, the nature of healthcare delivery continues to evolve due to the impact of government programs, regulatory changes and consumer preferences. We believe these changes have increased the need for capital among healthcare providers and increased incentives for these providers to develop more efficient real estate solutions in order to enhance the delivery of quality healthcare. In particular, we believe the following demographic factors and trends are creating an attractive environment in which to invest in healthcare properties.

Demographics
The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to CMS, on a per capita basis, the 65-year and older segment of the population spends 120% more on healthcare than the 45 to 64-year-old segment and 160% more than the population average.
According to the Centers for Disease Control and Prevention (the "CDC"), 6.5% of all adults aged 65 and over in 2014 needed help with personal care from another person. For both sexes combined, adults aged 85 years and over (18.1%) were more than twice as likely as adults aged 75 to 84 (7.4%) to need help with personal care from other persons; adults aged 85 and over were slightly more than five times as likely as adults aged 65 to 74 (3.5%) to need help with personal care from other persons. Also, according to the CDC, Alzheimer’s disease and other forms of dementia usually occurs in individuals who are 60 years old and older. Starting at age 65, the risk of developing the disease doubles every five years. By age 85 years and older, between 25 and 50 percent of people will exhibit signs of Alzheimer’s disease. Up to 5.3 million Americans currently have Alzheimer’s disease and by 2050 the number is expected to more than double due to the aging of the population.
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for medical office buildings and seniors housing communities and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the Pew Research Center, the U.S. population over 65 will grow to 81 million in 2050, up from 37 million in 2005. This group will grow more rapidly than the overall population. Thus, its share of the population will increase to 19% in 2050, from 12% in 2005. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that with the arrival of healthcare reform in the United States, we and our tenants and operators will experience a significant increase in the demand for medical services.
Portfolio Summary
The following table summarizes our portfolio of properties as of and for the year ended December 31, 2015:

Asset Type	Number of Properties	Rentable Square Feet	Gross Asset Value (1)	Gross Asset Value %
			(In Thousands)
Medical office and outpatient	81	3,168,089	$885,131	37.8%
Seniors housing	58	4,044,190	1,114,651	47.6%
Hospitals, post-acute and other	27	1,282,485	341,489	14.6%
Total	166	8,494,764	$2,341,271	100.0%
_______________

(1)
Gross asset value represents "real estate investments, at cost" on the accompanying consolidated balance sheets, which is the contract purchase price for an asset, adjusted for certain items in accordance with accounting principles generally accepted in the United States ("GAAP"), plus market lease intangible liabilities and debt premiums.

In constructing our portfolio, we are committed to a strategy dedicated to diversification of tenancy and geography. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2015:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In Thousands)
Northeast	16	$37,097	1,549,578
South	53	121,332	3,157,929
Midwest	69	86,814	2,530,380
West	28	37,698	1,256,877
Total	166	$282,941	8,494,764
_______________
(1) Annualized rental income as of December 31, 2015 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating properties.

Business Strategy
We seek to protect and enhance our stockholders' value by creating stable, reliable and growing income streams generated through the ownership of a balanced and diversified portfolio of healthcare real estate. Our investment strategy is guided by three core principles: (1) maintaining a balanced, well diversified portfolio of high quality assets; (2) pursuing accretive and opportunistic investment opportunities; and (3) maintaining a strong and flexible capital structure.
Maintaining a Balanced, Well Diversified Portfolio of High Quality Assets
We seek balance and diversity within our portfolio. This extends to tenancy, geography, operator/managers and payors within our investment focus of medical office buildings and seniors housing communities. However, we may also invest in various other properties that serve as part of the healthcare delivery system, including properties occupied by healthcare providers, payors, researchers, pharmaceutical firms and manufacturers.
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of December 31, 2015, 2014 and 2013:

	December 31,
Tenant	2015	2014	2013
Adena Health System	*	*	10.8%
Advocate Health and Hospitals Corporation	*	*	10.9%
HH/Killeen Health System, LLC	*	*	12.8%
IASIS Healthcare, LLC	*	*	15.3%
National Mentor Holdings, Inc.	*	*	24.8%
_______________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The following table lists the states where we have concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2015, 2014 and 2013:

	December 31,
State	2015	2014	2013
Colorado	*	*	24.8%
Florida	18.6%	24.6%	*
Illinois	*	*	23.0%
Iowa	10.1%	13.9%	*
Louisiana	*	*	15.3%
Ohio	*	*	10.8%
Pennsylvania	11.4%	15.2%	*
Texas	*	*	12.8%
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

Medical Office Building and Outpatient Facilities
As of December 31, 2015, we owned 81 MOBs and outpatient facilities totaling 3.2 million square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
There are a variety of types of MOBs: on campus, off campus, affiliated and non-affiliated. On campus MOBs are physically located on a hospital's campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Affiliated MOBs may be located on campus or off campus, but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, non-affiliated MOBs are not affiliated with any hospital or health system, but may contain physician offices and other healthcare services. We favor affiliated MOBs versus non-affiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system.
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2015:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	20	1,178,889
Off Campus	61	1,989,200
Total	81	3,168,089
Affiliated	66	2,658,265
Non-affiliated	15	509,824
Total	81	3,168,089
Seniors Housing Communities
As of December 31, 2015, we owned 38 seniors housing communities under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"), our seniors housing — operating properties ("SHOP") segment, and 20 seniors housing communities under long term leases, which are included within our triple net leased healthcare facilities segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living, memory care and independent living units.
Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2015, our seniors housing assets included 2,352 assisted living units and 1,237 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2015, our seniors housing assets included 935 independent living units.

Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute care and other facilities are leased to tenants that provide healthcare services. As of December 31, 2015, we owned 27 other healthcare-related assets, including hospitals and post-acute care facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.
Pursuing Accretive and Opportunistic Investment Opportunities
Depending upon market conditions, we believe that new investments will be available in the future which will be accretive to our earnings and will generate attractive returns to our stockholders. We invest in medical office buildings, seniors housing and certain other healthcare real estate primarily through acquisitions, although we may also do so through development and joint venture partnerships. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor's/partner's management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building, its age and location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed at the time of the acquisition and the anticipated sources of repayment of any existing debt that is not to be assumed at the time of the acquisition.
We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal asset managers actively manage and monitor the medical office building portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.
As of March 4, 2016, we had $49.0 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our Credit Facility to fund acquisitions (see "Note 5 — Credit Facility" of the accompanying notes to the consolidated financial statements for more information on our Credit Facility).
Primary Investment Focus
We have invested, and expect to continue investing, primarily in MOBs and seniors housing communities. In addition we may invest in facilities leased to hospitals, rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. We generally acquire a fee interest in any property we acquire (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
We have, and may in the future, enter into management agreements with healthcare operators to manage communities that are placed in a structure permitted by RIDEA. Under the provisions of RIDEA, a REIT may lease "qualified healthcare properties" on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points with long term growth prospects or drive growth by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, or ancillary services; or (ii) investing capital to reposition the asset.

A smaller part of our business may involve originating or acquiring loans secured by or related to the same types of properties in which we may invest directly. Likewise, we may invest in securities of publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. For example, we may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire these securities. Examples of loans we may invest in include, but are not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. We also may invest in participations in mortgage, bridge or mezzanine loans unsecured loans.
Maintaining a Strong and Flexible Capital Structure
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with our board of directors. For short-term purposes, we may borrow from our senior secured line of credit arrangement. We may replace these borrowings with long-term capital such as senior secured or unsecured notes or other forms of longer term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness. As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 25.9% and we had total secured borrowings of $589.5 million and no unsecured borrowings.
Tax Status
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States ("GAAP")), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Competition
The market for MOBs, seniors housing and other healthcare-related real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors and other entities. There are also other REITs, including American Realty Capital Healthcare Trust III, Inc. ("HT III"), which is indirectly sponsored by AR Global, with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.

Healthcare Regulation
Overview
The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Stark Law, the False Claims Act and similar state laws. We may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities all of which could materially impact the business and operations of our tenants and therefore our business. Our tenants and operators are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities, skilled nursing facilities and other healthcare facilities that receive reimbursement for services from third-party payors, such as the government-sponsored Medicare and Medicaid programs and private insurance carriers. Participation in the Medicare and Medicaid programs generally requires the operators of a healthcare facility to be licensed and certified and be subject to compliance surveys. In granting and renewing these licenses and certifications, the state regulatory agencies consider numerous factors relating to a facility’s operations, including, but not limited to, the plant and physical structure, admission and discharge standards, staffing, training, patient and consumer rights, medication guidelines and other rules. The failure of an operator to maintain or renew any required license, certification or other regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a facility. A loss of licensure or certification or change in participation status could also adversely affect an operator's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us. In addition, if we have to replace an operator, we may experience difficulties in finding a replacement because our ability to replace the operator may be affected by federal and state laws governing changes in control and ownership.
Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services ("HHS") relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.
Skilled nursing facilities and hospitals are also subject to various state certificate of need ("CON") laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment or introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator's ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator's revenues and, in turn, its ability to make rental payments under, and otherwise comply with the terms of, its leases with us.

Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships, including the payment, receipt or solicitation of any remuneration, directly or indirectly, to induce a referral of any patient or service or item covered by a federal healthcare program, including Medicare and Medicaid;

•
The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred as the "Stark Law"), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment by the federal government (including the Medicare and Medicaid programs); and

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts.
Sanctions for violating these federal laws include criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Many states have adopted laws similar to, or more expansive than, the federal anti-fraud and abuse laws and have also adopted laws that increase patient protections, such as minimum staffing levels, criminal background checks, and restrictions on the use and disclosure of health information.
In the ordinary course of their business, the operators at our properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts accompanied by an increased pressure to eliminate government waste has led to a significant increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud through qui tam lawsuits filed by whistleblowers has also increased.
Violations of federal or state law by an operator of our properties could have a material adverse effect on the operator's liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of our rental agreements with our tenants.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as "HIPAA") protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. Violations of federal and state privacy and security laws could have a material adverse effect on the operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
Reimbursement
The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations. For example, the Patient Protection and Affordable Care Act (the "Affordable Care Act") enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies. The Affordable Care Act, among other things, reduced the inflation-adjusted market based increase included in standard federal payment rates for inpatient and outpatient hospital services, long-term care hospitals and inpatient rehabilitation facilities. In addition, under the Affordable Care Act, long-term acute care hospitals and inpatient rehabilitation facilities are subject to a rate adjustment to the market basket increase to reflect improvements in productivity. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.

Federal and state budget pressures also continue to escalate, and in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits.
Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Recoupment of past payments or denial or delay of future payments could adversely affect an operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
We regularly assess the financial implications of reimbursement rule changes on our tenants, but we cannot assure you that current rules or future updates will not materially adversely affect our operators and tenants, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See “Risk Factors - Healthcare Industry Risks - Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us” and “Risk Factors - Healthcare Industry Risks - A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.
Environmental Regulations
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property's value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.
Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot assure you that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such material capital expenditures during 2016.
Employees
As of December 31, 2015, we had no employees. Instead, the employees of our Advisor and other affiliates of our Sponsor performed a full range of services for us, including acquisitions, property management, accounting, legal, asset management, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from an unrelated party at potentially higher costs.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. We also filed a registration statement on Form S-11 (File No. 333-184677) (the "Registration Statement") in connection with our IPO and a registration statement on Form S-3 (File No. 333-197802) for additional shares to be issued under the DRIP with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.thehealthcarereit2.com or www.ar-global.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions and the value of our common stock.
Risks Related to Our Properties and Operations
We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014 and 2013.
We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014, or 2013 of $41.7 million, $37.7 million and $0.2 million, respectively. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder's investment could decline substantially. We were incorporated on October 15, 2012. As of December 31, 2015, we have acquired 166 properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
We depend upon our Advisor and our Property Manager to provide us with executive officers and key personnel and our operating performance may be impacted by any adverse changes in the financial health of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and our Property Manager. Our executive officers are also executive officers of a non-traded REIT with similar investment objectives to ours which is sponsored and advised by entities under common control with our Sponsor and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor or our Property Manager could negatively impact their ability to supply us with the key personnel necessary for successful operations.
In addition, our Advisor and our Property Manager depend upon the fees and other compensation that they receive from us in connection with the management of our business and sale of our properties to conduct their operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor or Property Manager could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
There is no public trading market for our shares and there may never be one.
Our shares are not listed on a national securities exchange and there currently is no established trading market for our shares and no assurance that one will develop. There is no assurance that our shares will in fact be listed on an exchange in the near future, if at all, or of the price at which the shares would trade or the volume that would develop. Unless our shares are listed, purchasers in so-called secondary market transactions must satisfy applicable suitability and minimum purchase standards and the sale must not violate state securities laws. Those requirements may further limit the ability of stockholders to sell shares.
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

We may suffer from delays in locating further suitable investments or may lack the available capital to make a suitable investment, which could adversely affect our ability to make distributions and the value of an investment in our shares.
We could suffer from delays in locating further suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and our overall returns. Generally, we may continue to fund distributions from unlimited amounts of any source, including borrowing funds, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. Using these sources reduces the proceeds we have available to invest in properties and other real estate assets. If we encounter any such delays, we may pay a substantial portion of our distributions from borrowings in anticipation of future cash flow. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, we could suffer delays in the receipt of cash flow in properties and other real estate assets attributable to those particular properties.
We may change our targeted investments without stockholder consent.
We have acquired and expect to continue to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.
We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow that we generate from operations. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows provided by operations were $65.8 million for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of $145.4 million, of which $58.6 million, or 40.3%, was funded from proceeds from our cash flows from operations, $68.1 million, or 46.8%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP and $18.7 million, or 12.9%, was funded from proceeds from the sale of investment securities. Our IPO closed in November 2014 and all proceeds from the IPO have been invested. During the year ended December 31, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $5.2 million. Accordingly, if these accounts payable and accrued expenses had been paid during the years ended December 31, 2015, there would have been $5.2 million less in cash flow from operations.
We may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as any property acquisitions, rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
Funding distributions from any of these sources may reduce the amount of capital we ultimately invest in any properties and other permitted investments, have available for other purposes and may negatively impact the value of an investment in our common stock. There is no guarantee that we will pay any particular amount of distributions, if at all. There is no assurance that we will be able to obtain funds from such sources, or pay or maintain our current level of dividends.

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
We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect an investment in our common stock. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions and the value of an investment in our shares.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees of our Advisor may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could also result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
Our Advisor may lose or be unable to obtain key personnel, due to, among other things, another AR Global-sponsored program internalizing its advisor and hiring such personnel, which could delay or hinder our ability to implement our investment strategies.
Our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor and its affiliates will be successful in attracting and retaining such skilled individuals. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our common stock may decline.
On December 18, 2015, Thomas P. D’Arcy stepped down as chief executive officer, president and secretary of our company and our Advisor to pursue other opportunities. Also on December 18, 2015, Edward F. Lange, Jr. stepped down as chief financial officer and treasurer to pursue other opportunities. There were no disagreements between us and Mr. D’Arcy or us and Mr. Lange.
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
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
The purchase price per share for shares issued under the DRIP and the repurchase price of our shares under our share repurchase program will be based on our NAV, which will be based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
We intend to publish an estimated per share NAV as of December 31, 2015 on or before April 11, 2016. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the estimated per share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated per share NAV to be greater or less than the potential realizable NAV.
Because they are based on estimated per share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction.

Because valuations will only occur periodically, estimated per share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Following the initial valuation of estimated per share NAV, subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in estimated per share NAV, and there may be a sudden change in the estimated per share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, estimated per share NAV may be affected, but we will not retroactively or proactively adjust estimated per share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our estimated per share NAV when a periodic valuation is completed.
Because valuations will only occur periodically, our estimated per share NAV may differ significantly from our actual NAV at any given time.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets.
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at our Sponsor and its other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our sponsor. For example, HT III seeks, like us, to acquire a diversified portfolio of healthcare-related assets. The investment opportunity allocation agreement we have entered into with HT III may result in us not being able to acquire separate properties identified by our Advisor and its affiliates.
In addition, we may acquire properties in geographic areas where other AR Global-sponsored or any service provider-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other AR Global-sponsored programs. If one of the other AR Global-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and Sponsor and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor and Sponsor and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including AR Global-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Some REITs will have concurrent or overlapping operational, disposition and liquidation phases as us, which may cause conflicts of interest to arise with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Property Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the parent of our Sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities sponsored by affiliates of our Advisor, (c) investments with entities sponsored by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the special limited partner to fees. In addition, the special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the special limited partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our advisory agreement, property management agreement and other agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
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

Risks Related to our Corporate Structure
We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss or cash flows from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We disclose to investors funds from operations ("FFO") and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flows from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions.
Because of differences in calculating FFO and MFFO in comparison to GAAP net income, these measures may not be accurate indicators of our operating performance. In addition, FFO and MFFO are not indicative of cash flows available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
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
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
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
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To avoid being required to register ourself or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

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

Stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit stockholders' ability to sell their shares. Generally, a stockholder must have held his or her shares for at least one year in order to participate in our SRP. Subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below.
Unless such repurchase is in connection with a stockholder’s death or disability, prior to establishing the estimated NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year and less than two years, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years and less than three years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years and less than four years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for a period greater than four years, the price will be 100.0% of the amount a stockholder paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
On and after establishing the estimated NAV, unless such repurchase is in connection with a stockholder's death or disability, the repurchase price per share that we will pay to repurchase shares of our common stock will be as follows: the estimated per share NAV in each case multiplied by a percentage equal to (a) 92.5% for stockholders who have continuously held their shares of our common stock for at least one year and less than two years; (b) 95% for stockholders who have continuously held their shares of our common stock for at least two years and less than three years; (c) 97.5% for stockholders who have continuously held their shares of our common stock for at least three years and less than four years; and (d) 100% for stockholders who have continuously held their shares of our common stock for a period greater than four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
During the quarter ended December 31, 2015, our board of directors authorized, with respect to redemption requests received during that quarter, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the quarter ended December 31, 2015, but including all shares submitted for death or disability.
Following the SRP amendment (as discussed in Part II —Item 5, under the heading "Purchases of Equity Securities by the Issuer and Affiliated Purchasers"), we will limit the number of shares repurchased during any fiscal semester to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous fiscal year. Funding for repurchases pursuant to our share repurchase program is limited to proceeds received during that same fiscal semester from the DRIP; provided that our board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds used for that purpose. These limits might prevent us from accommodating all repurchase requests made in any year. There is no assurance that our SRP, as amended, will not be further limited or amended.
Stockholders may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the NAV of our shares.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of the shares at the time of repurchase, which may reduce the NAV of the remaining shares. In addition, if we issue shares under the DRIP at a price that exceeds the NAV of the shares at the time of issuance, the NAV of our remaining shares will be reduced.

Stockholders will suffer dilution if we issue additional shares, which could adversely affect the value of one's shares.
Our existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Stockholders will suffer dilution (both economic and percentage interest) of their equity investment in us, (a) from the sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock; (c) if we issue shares of our common stock in a private offering of securities to institutional investors; (d) if we issue restricted share awards to our directors; (e) if we issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement and other agreements; or (f) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of the value of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders' shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.
Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the value of our common stock.
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
As of December 31, 2015, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2015:

State	Percentage of Straight-Line Rental Income
Arkansas	5.5%
Florida	18.6%
Georgia	9.3%
Iowa	10.1%
Michigan	6.6%
Missouri	5.2%
Pennsylvania	11.4%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums;

•	state budgets and payment to providers under Medicaid or other state healthcare programs; and

•	changes in reimbursement for healthcare services from commercial insurers.

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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments, which could adversely affect our financial condition and ability to pay distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.
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
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, properties' market values depend principally upon the value of the cash flow generated by the properties. Prolonged vacancies reduce this cash flow which would likely, therefore, reduce the value of the affected property.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of the applicable property.
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

We may be unable to secure funds for future tenant improvements or capital needs.
To attract new replacement tenants, or in some cases secure renewal of a lease, we may expend substantial funds for tenant improvements and refurbishments. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. We may not reserve sufficient gross proceeds from our IPO to fund future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may not be able to lease or re-lease space on attractive terms, if at all.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to sell our investments. Lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by the applicable property, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in our best interests, such as precluding us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of the Company and our stockholders.
Rising expenses could reduce cash flow and funds available for future acquisitions.
Any properties that we own or acquire are or will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. We may also experience increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
We may incur uninsured losses relating to real property or excessively expensive premiums for insurance coverage, due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on our stockholders' investments.
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
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
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
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate and our business.
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
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
From time to time our property taxes increase as property values or assessment rates change or for other reasons. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs.
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
We may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We compete with third parties in acquiring properties and other investments and attracting creditworthy tenants.
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

We also compete with other comparable properties for tenants, which impacts our ability to rent space and the amount of rent charged. We could be adversely affected if additional competitive properties are built in locations near our properties, causing increased competition for creditworthy tenants. This could result in decreased cash flow from our properties and may require us to make capital improvements to properties that we would not have otherwise made, further impacting property cash flows.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
We are subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws (including those of foreign jurisdictions), a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project.
Accordingly, we may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.
Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our Property Manager and its assignees from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliances may impose material liability under environmental laws.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. If we do so, we will bear the risk that the purchaser may default on its debt, requiring us to seek remedies, a process which may be time-consuming and costly. Further, the borrower may have defenses that could limit or eliminate our remedies. In addition, even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

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
Net leases may not result in fair market lease rates over time.
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
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Healthcare facilities in general and MOBs in particular tend to be specifically suited for the particular needs of their tenants and major renovations and expenditures may be required in order for us to re-lease vacant space. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board (the "IASB") conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB deliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The final standards were released in February 2016 and will become effective for us in 2019. We are currently evaluating the impact of this new guidance. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
Healthcare Industry Risks
Our real estate investments are concentrated in MOBs, seniors housing communities and other healthcare-related facilities, making us more vulnerable economically than if our investments were less focused on healthcare-related assets.
We own and seek to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees' ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
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
Our properties and tenants may be unable to compete successfully.
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

Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Our tenants may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us.
A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services ("CMS"), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.
On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, which among other things, permanently repealed the Sustainable Growth Rate formula ("SGR"), which threatened physician reimbursement under Medicare, and provided for an annual rate increase of 0.5% for physicians through 2019. The law also provides for a 1% cap on the market basket increase for skilled nursing facilities for fiscal year 2018. In addition, on July 30, 2015, CMS announced a final rule that increased Medicare payments to skilled nursing facilities by approximately $430 million, or 1.2%, for fiscal year 2016. If these rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
In addition, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our tenants may experience limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments.
Certain of our facilities may be subject to pre- and post-payment reviews and audits by governmental authorities, which could result in recoupments, denials or delay of payments and could adversely affect the profitability of our tenants.
Certain of our facilities may be subject to periodic pre- and post-payment reviews and audits by governmental authorities. If the review or audit shows a facility is not in compliance with federal and state requirements, previous payments to the facility may be recouped and future payments may be denied or delayed. Recoupments, denials or delay of payments could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our seniors housing communities could cause our occupancy rates and resident fee revenues to decline.
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Substantially all of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for such residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our seniors housing communities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our seniors housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act is being implemented in phases that will conclude in 2018.
The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators' ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to our stockholders.
The Affordable Care Act also requires the reporting and return of overpayments. On February 11, 2016, CMS published a final rule that requires Medicare Parts A and B health care providers and suppliers to report and return overpayments by the later of the date that is 60 days after the date an overpayment was identified, or the due date of any corresponding cost report, if applicable. Healthcare providers that fail to report and return an overpayment could face potential liability under the False Claims Act and the Civil Monetary Penalties law and exclusion from federal healthcare programs. Accordingly, if our operators fail to comply with the Affordable Care Act’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.
Residents in our seniors housing communities may terminate leases.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our seniors housing communities may be difficult to predict. A large number of resident lease agreements may terminate at or around the same time, and the affected units may remain unoccupied.
Some tenants of our healthcare-related assets are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant's ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.

Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's business and its ability to operate or to make rent payments.
Adverse trends in healthcare provider operations may negatively affect our ability to lease space at our facilities at attractive or growing rates and lease revenues.
The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our company and revenues.
Tenants of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant's financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's business, operations and ability to pay rent to us.
We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators' revenues likely are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.

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
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt.
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
There is no limit on the amount we may borrow against any single improved property. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants.
We may experience a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction. Using leverage increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
The debt markets may be volatile.
Volatility or disruption in debt markets could result in lenders increasing the cost for debt financing or limiting the availability of debt financing. If the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If debt markets experience volatility or disruptions, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital available to invest in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
We may not be able to refinance our indebtedness.
Mortgage debt on properties increases the risk that we will be unable to refinance the properties when the loans come due or that we will be able to refinance on favorable terms. If interest rates are higher than the rates on the expiring debt, we may not be able to refinance the debt or our interest expense could increase.
Lenders may require us to enter into restrictive covenants relating to our operations.
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

Disruptions in the financial markets and challenging economic conditions could adversely impact the market for real estate-related debt investments, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We may allocate a percentage of our portfolio to real estate-related investments such as debt and derivative securities related to real estate assets, including mortgage-backed securities and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by (a) the supply and demand for these investments, (b) the performance of the assets underlying the investments, and (c) the existence of a market for these investments, which includes the ability to sell or finance these investments.
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
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or own real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may lease some of our "qualified health care properties" to one or more taxable REIT subsidiaries which in turn contract with independent third-party management companies to operate such "qualified health care properties" on behalf of such taxable REIT subsidiaries. We may use taxable REIT subsidiaries generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our OP by our taxable REIT subsidiaries pursuant to the lease of our “qualified healthcare properties” will constitute a substantial portion of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is "regularly traded," as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2015:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Gross Asset Value
					(In thousands)
Medical Office Buildings	81	3,168,089	91.4%	6.0	$885,131
Triple-Net Leased Healthcare Facilities (1):
Seniors Housing — Triple Net Leased	20	646,532	100.0%	14.2	159,686
Hospitals	4	428,620	77.6%	10.4	87,621
Post Acute / Skilled Nursing	20	853,865	100.0%	13.7	218,894
Seniors Housing — Operating Properties	38	3,397,658	91.0%	N/A	954,965
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	31,309
Portfolio, December 31, 2015	166	8,494,764			$2,341,271
_______________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. As of December 31, 2015, properties leased to our seniors housing — triple net leased, hospital and post acute/skilled nursing tenants had operating occupancies of approximately 87.4%, 57.0% and 80.9%, respectively. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facilities are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2015:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet
		(In thousands)
Alabama	1	$159	0.2%	5,564	0.1%
Arizona	14	7,868	2.9%	476,661	5.6%
Arkansas	3	15,474	5.5%	248,783	2.9%
California	7	13,167	4.7%	323,330	3.8%
Colorado	2	1,467	0.5%	59,366	0.7%
Florida	14	52,638	18.6%	1,096,472	12.9%
Georgia	10	26,386	9.3%	666,700	7.8%
Idaho	1	2,596	0.9%	55,846	0.7%
Illinois	12	11,694	4.1%	481,283	5.7%
Indiana	5	3,660	1.3%	163,035	1.9%
Iowa	13	28,622	10.1%	563,900	6.6%
Kansas	1	4,223	1.5%	49,360	0.6%
Kentucky	1	2,734	1.0%	58,216	0.7%
Louisiana	1	601	0.2%	17,830	0.2%
Maryland	1	979	0.3%	36,260	0.4%
Michigan	16	18,538	6.6%	607,417	7.2%
Mississippi	3	1,405	0.5%	73,859	0.9%
Missouri	13	14,697	5.2%	436,972	5.1%
New York	6	4,807	1.7%	245,861	2.9%
North Carolina	2	1,292	0.5%	68,122	0.8%
Ohio	1	422	0.1%	24,924	0.3%
Oregon	3	11,008	3.9%	288,774	3.4%
Pennsylvania	10	32,290	11.4%	1,303,717	15.3%
South Carolina	2	948	0.3%	52,527	0.6%
Tennessee	3	3,169	1.1%	175,652	2.1%
Texas	9	10,788	3.8%	423,854	5.0%
Virginia	3	4,759	1.6%	234,090	2.8%
Washington	1	1,592	0.5%	52,900	0.6%
Wisconsin	8	4,958	1.7%	203,489	2.4%
Total	166	$282,941	100.0%	8,494,764	100.0%
__________________________________________
(1) Annualized rental income as of December 31, 2015 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating properties.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$94,110
2017	94,232
2018	89,568
2019	83,333
2020	77,006
2021	71,603
2022	67,876
2023	61,866
2024	60,012
2025	56,724
Thereafter	192,015
$948,345
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio (2)	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2016	68	$4,005	3.8%	177,364	3.7%
2017	53	5,588	5.3%	250,811	5.3%
2018	66	6,793	6.4%	292,308	6.2%
2019	38	7,224	6.8%	291,124	6.2%
2020	50	7,198	6.8%	320,557	6.8%
2021	34	6,427	6.1%	287,144	6.1%
2022	23	7,611	7.2%	316,784	6.7%
2023	19	3,129	2.9%	118,637	2.5%
2024	36	5,437	5.1%	260,820	5.5%
2025	8	1,031	1.0%	49,837	1.1%
Total	395	$54,443	51.4%	2,365,386	50.1%
__________________________________________
(1) Annualized rental income as of December 31, 2015 for the leases in place in the property portfolio, excluding seniors housing — operating properties, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
(2) Excludes seniors housing — operating properties.
Tenant Concentration
As of December 31, 2015, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for the portfolio on a straight-line basis.

Significant Property Portfolio
Wellington at Hershey's Mill represents 5% or more of our total portfolio's rentable square feet and annualized straight-line rental income. This property is summarized below:
Wellington at Hershey's Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey's Mill, a seniors housing community located in West Chester, Pennsylvania. Wellington at Hershey's Mill, which is managed on our behalf by an independent third-party manager, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 40 units for patients requiring skilled nursing services. As of December 31, 2015, the facility was 96.1% occupied.
Property Financings
Our mortgage notes payable as of December 31, 2015 and 2014 consist of the following:

		Outstanding Loan Amount as of December 31,		Effective Interest Rate
Portfolio	Encumbered Properties	2015	2014			Interest Rate		Maturity
		(In thousands)	(In thousands)
Creekside Medical Office Building - Douglasville, GA	—	$—	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	5,969	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,720	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,461	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,184	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,992	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,623	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,555	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,680	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,777	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,811	6,898	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,257	—	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,525	—	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,232	—	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,999	—	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,825	—	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,800	—	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	11,045	—	3.98%		Fixed		May 2047
Total	24	$159,455	$65,786	5.32%	(3)
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments starting in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2015.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No established public market currently exists for our shares of common stock. On March 18, 2015, we announced the Listing during the third quarter of 2015. On September 24, 2015, we announced that our board of directors had determined that it was in our best interest to not pursue the Listing during the third quarter of 2015 and that our board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. There can be no assurance that our shares of common stock will be listed. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
Unless we list our shares, we anticipate publishing an estimate of per share NAV in April 2016.
Holders
As of February 29, 2016, we had 86.7 million shares of common stock outstanding held by a total of 45,332 stockholders.
Distributions
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to maintain our status as a REIT under the Code.
The following table details the tax treatment of the distributions paid during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015		2014		2013
Return of capital	97.9%	$1.66	93.7%	$1.59	97.7%	$1.01
Capital gain dividend income	0.3%	0.01	—%	—	—%	—
Ordinary dividend income	1.8%	0.03	6.3%	0.11	2.3%	0.02
Total	100.0%	$1.70	100.0%	$1.70	100.0%	$1.03

We have paid distributions on a monthly basis to stockholders of record on a daily basis a rate equal to $0.0046575343 per day, or 6.8% per annum, based on a price of $25.00 per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The following table reflects distributions declared and paid, excluding distributions related to Class B Units as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, during the years ended December 31, 2015 and 2014:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$35,244	$35,352
2nd Quarter, 2015	36,319	36,031
3rd Quarter, 2015	36,643	36,747
4th Quarter, 2015	36,509	37,007
Total 2015	$144,715	$145,137

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2014	$3,972	$5,811
2nd Quarter, 2014	11,542	15,209
3rd Quarter, 2014	26,462	31,064
4th Quarter, 2014	34,769	35,766
Total 2014	$76,745	$87,850
During the years ended December 31, 2015 and 2014, distributions paid to common stockholders totaled $144.7 million and $76.7 million, inclusive of $78.5 million and $41.6 million of distributions that were reinvested in share issued under the DRIP, respectively. During the years ended December 31, 2015 and 2014, cash used to pay distributions was generated from net cash flow from operations, proceeds received from common stock and common stock issued under the DRIP, the sale of investment securities and financings. The Property Manager elected to waive $1.2 million and $0.6 million of property management fees related to the years ended December 31, 2015 and 2014, respectively. These amounts were available to fund distribution payments.
As we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Equity Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by our board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors vests over a five-year period in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. As of December 31, 2015 and 2014, there were 11,731 and 7,198 unvested restricted shares outstanding, respectively, that were granted to independent directors pursuant to the RSP which were issued at $22.50 per share.
Sales of Unregistered Securities
OP Units
In November 2014, we partially funded the purchase of an MOB with the issuance of 405,908 OP Units with a value of $10.1 million to an unaffiliated third party. These OP Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. There were no OP Units issued to fund purchases during the years ended December 31, 2013 or 2015.
Restricted Shares
The following table details restricted shares issued to our independent directors that vest over a period of five years, pursuant to our RSP. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act.

Issue Date	Number of Restricted Shares Issued
February 13, 2013	2,666
February 28, 2013	1,333
June 25, 2014	3,999
February 11, 2015	1,333
July 13, 2015	3,999
December 1, 2015	2,666
Total	15,996
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In order to provide stockholders with interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of our common stock are at our sole discretion. Until the SRP Amendment (described below), we limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we were only authorized to repurchase shares in a given quarter up to the amount of proceeds we received from our DRIP in that same quarter.
On January 26, 2016, our board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of our common stock generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds we receive from our DRIP in that same fiscal semester.

Unless the shares of our common stock are being repurchased in connection with a stockholder's death or disability a stockholder must have held the shares for at least one year prior to offering them for sale to us through the SRP. The purchase price for such shares repurchased under our SRP prior to the NAV pricing date, except for repurchases in connection with a stockholder's death or disability, will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

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
No minimum holding period will apply to repurchase requests made following the death or qualifying disability of a stockholder. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during our IPO until the NAV pricing date, and then at a purchase price equal to the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) on or after the NAV pricing date. Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
Under the SRP Amendment, other than death and disability and beginning with the NAV pricing date, the price per share that we will pay to repurchase our shares will be equal to our NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
Because our NAV per share will be calculated annually, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
The following table summarizes our SRP activity for the periods presented. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented. We funded share repurchases from proceeds received from common stock issued under the DRIP.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Period from October 15, 2012 (date of inception) to December 31, 2012	—	$—	$—
Year ended December 31, 2013	1,600	40	25.00
Year ended December 31, 2014	72,431	1,768	24.41
Year ended December 31, 2015	894,339	21,161	23.66
Cumulative repurchases as of December 31, 2015 (1)	968,370	22,969	$23.72
Proceeds received from shares issued under the DRIP		121,426
Excess		$98,457
_______________

(1)
As permitted under the SRP, in January 2016, our board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 512,408 shares at an average price per share of $23.45 (including all shares submitted for death or disability) were approved for repurchase and completed in February 2016, while 201,367 shares for $4.6 million at an average price per share of $23.04 were not fulfilled. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to December 31, 2015.

Until the SRP Amendment, we processed repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2015:

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Quarter ended March 31, 2015	70,340	$1,703	$24.21
Quarter ended June 30, 2015	121,555	2,949	24.26
Quarter ended September 30, 2015	189,219	4,475	23.65
Quarter ended December 31, 2015(1)	513,225	12,034	23.45
	894,339	$21,161	$23.66
_______________

(1)
As permitted under the SRP, in January 2016, our board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 512,408 shares at an average price per share of $23.45 (including all shares submitted for death or disability) were approved for repurchase and completed in February 2016, while 201,367 shares for $4.6 million at an average price per share of $23.04 were not fulfilled. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to December 31, 2015.

Our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases for any reason.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2015, 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2015	2014	2013	2012
Total real estate investments, at cost	$2,341,271	$1,662,697	$46,286	$—
Total assets	2,271,992	1,857,710	160,206	810
Mortgage notes payable	159,455	65,786	—	—
Total liabilities	670,175	125,533	2,057	625
Total equity	1,601,817	1,732,177	158,149	185

	Years Ended			For the Period from October 15, 2012 (date of inception) to
	December 31,
Operating data (In thousands, except for share and per share data)	2015	2014	2013	December 31, 2012
Total revenues	$247,490	$58,439	$1,817	$—
Total expenses	283,100	92,770	2,033	15
Operating loss	(35,610)	(34,331)	(216)	(15)
Total other expenses	(9,328)	(2,816)	—	—
Loss before income taxes	(44,938)	(37,147)	(216)	(15)
Income tax benefit (expense)	2,978	(565)	(5)	—
Net loss	(41,960)	(37,712)	(221)	(15)
Net loss attributed to non-controlling interests	219	34	—	—
Net loss attributed to stockholders	$(41,741)	$(37,678)	$(221)	$(15)
Other data:
Cash flows provided by (used in) operations	$65,811	$(6,465)	$(764)	$—
Cash flows used in investing activities	(556,834)	(1,531,134)	(46,484)	—
Cash flows provided by financing activities	332,880	1,608,383	159,078	3
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	85,331,966	51,234,729	2,148,297	8.888
Distributions declared per common share	$1.70	$1.70	$1.03	N/A
Net loss per common share, basic and diluted	$(0.49)	$(0.74)	$(0.10)	$(1.69)
_______________
N/A — Not Applicable
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
Overview
We invest in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2015, we owned 166 properties located in 29 states and comprised of 8.5 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through Healthcare Trust Operating Partnership, LP (the "OP"), formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014, which resulted in net proceeds to us of $2.1 billion.

On March 18, 2015, we announced our intention to list our common stock on a national stock exchange under the symbol “HTI” (the "Listing") during the third quarter of 2015. On September 24, 2015, we announced that our board of directors had determined that it was in our best interest to not pursue the Listing during the third quarter of 2015. Our board of directors continues to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. There can be no assurance that our shares of common stock will be listed. We anticipate publishing an estimate of per share net asset value ("NAV") on or prior to April 11, 2016 (the "NAV pricing date"), and subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least annually. In the interim, we will continue to offer shares pursuant to our distribution reinvestment plan ("DRIP") at $23.75 per share, and to repurchase shares pursuant to our share repurchase program (as amended, the "SRP"). Beginning with the NAV pricing date, the per share price for shares under the DRIP and SRP will vary periodically and will be based upon our NAV.
We have no direct employees. Healthcare Trust Advisors, LLC (the "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the "Property Manager"), formerly known as American Realty Capital Healthcare II Properties, LLC, to serve as our property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business. The Advisor, Property Manager and our former dealer manager, Realty Capital Securities, LLC (the "Former Dealer Manager"), also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
Our Former Dealer Manager served as the dealer manager of our IPO and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in our medical office buildings ("MOB") and triple-net leased healthcare facilities. Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income primarily relates to rent from residents in our seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for residents in our SHOPs. Rental income from residents of our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts on the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss.

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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods.
Depreciation and Amortization
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
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are accreted as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.

The assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We have elected to adopt this guidance effective January 1, 2016. We have assessed the impact from the adoption of this revised guidance and have determined that there will be no material impact to our financial position, results of operations and cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance will result in the reclassification of $2.2 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheet as of December 31, 2015.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. We elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. We are currently evaluating the impact of this new guidance.
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
Results of Operations
On January 1, 2014, we owned seven properties (our "Same Store" properties). We acquired 159 properties during the period from January 1, 2014 through December 31, 2015 (our "Acquisitions"). Accordingly, our results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $41.7 million and $37.7 million for the years ended December 31, 2015 and 2014, respectively.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Rental Income
Rental income increased $70.2 million to $93.2 million for the year ended December 31, 2015 from $23.0 million for the year ended December 31, 2014. The increase was primarily due to our Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursements increased $9.2 million to $12.8 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014. Generally, operating expense reimbursements increase in proportion with the increase in property operating expenses in our MOB segment. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was primarily related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income increased $109.1 million to $140.9 million for the year ended December 31, 2015 from $31.8 million for the year ended December 31, 2014. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. This increase in resident services and fee income was directly related to our Acquisitions.
Contingent Purchase Price Consideration
During the year ended December 31, 2015, we recognized $0.6 million which primarily related to contingent purchase price consideration in connection with vacancy escrow arrangements associated with two acquisitions. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration. No vacancy escrow agreements resulted in the recognition of income during the year ended December 31, 2014.
Property Operating and Maintenance Expenses
Property operating expenses increased $98.9 million to $125.6 million for the year ended December 31, 2015, from $26.7 million for the year ended December 31, 2014. These costs primarily related to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our SHOPs. The increase was primarily due to our Acquisitions.

Operating Fees to Related Parties
We pay our Advisor and Property Manager for asset management and property management services, respectively. We incurred $10.9 million in fees for asset management services from our Advisor for the year ended December 31, 2015. Prior to April 1, 2015, these fees were paid by us causing the OP to issue restricted performance based Class B Units to the Advisor. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that, effective April 1, 2015, the asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor, and is expensed as incurred. During the year ended December 31, 2015, we issued 251,365 Class B Units at an issue price of $22.50 per unit.
We incurred $1.3 million in fees for property management services from our Property Manager for the year ended December 31, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive a portion of property management fees for the year ended December 31, 2015 and waived all property management fees for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, we would have incurred additional property management fees of $1.2 million and $0.6 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $14.7 million and $33.6 million for the years ended December 31, 2015 and 2014, respectively, related to our acquisition of 48 and 111 properties in each period. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of properties acquired during the period.
General and Administrative Expenses
General and administrative expenses increased $6.2 million to $9.7 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014, including $4.6 million and $1.0 million, respectively, incurred from related parties. The increase was primarily driven by professional fees incurred to support a larger real estate portfolio. Prior to the end of the IPO, costs related to stockholder services were charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $92.0 million to $120.9 million for the year ended December 31, 2015 from $28.9 million for the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily related to our Acquisitions, which resulted in an increase of $91.2 million. Same Store depreciation and amortization increased $0.4 million due to our reallocation during the fourth quarter of 2014 of amounts that were provisionally allocated to land, buildings, fixtures and improvements and acquired lease intangible assets. During the year ended December 31, 2015, we placed into service internally developed corporate software, the depreciation on such software accounted for an increase in depreciation and amortization expense of $0.3 million.
Interest Expense
Interest expense increased $6.8 million to $10.4 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014. Interest expense related to our mortgage notes payable increased $2.2 million related to our higher average mortgage notes payable balance of $96.6 million during the year ended of December 31, 2015, compared to the $38.0 million average balance during the year ended December 31, 2014, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million Credit Facility in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0 million respectively. Interest expense related to the Credit Facility increased $4.6 million primarily as a result of higher amortization of deferred financing costs and non-usage fees as a result of the amendments and increases to the Credit Facility, as well as higher interest payments due to an average outstanding balance on the Credit Facility of $118.5 million during the year ended December 31, 2015. There was no amount outstanding under the Credit Facility during the year ended December 31, 2014.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Interest and Other Income
Interest and other income decreased $0.1 million to $0.6 million for the year ended December 31, 2015 from $0.7 million for the year ended December 31, 2014. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. We purchased a majority of our investment securities during the three months ended September 30, 2014. During the year ended December 31, 2015, we sold all of our positions in common stock, real estate income funds and an investment in a senior note and sold a majority of our positions in preferred stock, which resulted in a decrease in dividend and interest income from our investment portfolio.
Gain on Sale of Investments
Gain on sale of investments for the year ended December 31, 2015 of $0.4 million related to selling certain investments in preferred stock, common stock, real estate income funds and an investment in a senior note. Gain on sale of investments for the year ended December 31, 2014 of approximately $8,000 resulted from selling certain investments in preferred stock.
Income Tax Benefit (Expense)
Income tax benefit of $3.0 million for the year ended December 31, 2015 related to deferred tax assets generated by current period net operating losses associated with our taxable REIT subsidiary ("TRS"). These deferred tax assets became realizable during the year ended December 31, 2015 and are partially offset by other income tax expenses incurred during the same period. Income tax expense of $0.6 million during the year ended December 31, 2014 related to income from our TRS. Such income was derived from our acquisition of 30 SHOP assets, the net income or loss of such assets are owned by our TRS. Income taxes generally relate to our SHOPs, which are leased by our TRS. We purchased our first SHOP asset during the three months ended September 30, 2014.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests of $0.2 million for the year ended December 31, 2015 primarily represents losses allocated to OP Unit holders as well as losses allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Net loss attributable to non-controlling interests of approximately $34,000 for the year ended December 31, 2014 related to losses allocated to unaffiliated OP Unit holders. We issued 0.4 million OP Units in connection with the acquisition of a property in November 2014 and 90 OP Units in December 31, 2012 in connection with our initial capitalization.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Rental Income
Rental income was $23.0 million for the year ended December 31, 2014, compared to $1.6 million for the year ended December 31, 2013. The increase in rental income was directly related to our acquisitions.
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
Resident Services and Fee Income
Resident services and fee income of $31.8 million for the year ended December 31, 2014 is generated in connection with rent and services offered to residents in our seniors housing communities depending on the level of care required, as well as fees associated with other ancillary services. We did not own any seniors housing communities and therefore did not have any resident services and fee income in the year ended December 31, 2013.
Property operating expenses
Property operating expenses were $26.7 million for the year ended December 31, 2014, compared to $0.1 million for the year ended December 31, 2013. These costs primarily relate to the costs associated with maintaining our properties, including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. Property operating expenses increased $26.4 million, which was directly related to acquisitions. In addition, the Advisor absorbed $0.2 million in property operating expenses during the year ended December 31, 2013. No property operating expense was absorbed by the Advisor during the year ended December 31, 2014.

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
Depreciation and Amortization Expenses
Depreciation and amortization expense was $28.9 million for the year ended December 31, 2014, compared to $1.1 million for the year ended December 31, 2013. The increase in depreciation and amortization expense related to our acquisitions in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
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
Income tax expense
Income tax expenses were $0.6 million for the year ended December 31, 2014, compared to approximately $5,000 for the year ended December 31, 2013. The increase in tax expense during the year ended December 31, 2014 was primarily related to our acquisition of 30 SHOPs during the period. During the year ended December 31, 2013, income tax expense was comprised of state income taxes assessed from various state taxing authorities.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests of approximately $34,000 for the year ended December 31, 2014 related to losses allocated to unaffiliated OP Unit holders. We issued 0.4 million OP Units in connection with the acquisition of a property in November 2014 and 90 OP Units in December 31, 2012 in connection with our initial capitalization.

Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash provided by operating activities was $65.8 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the year ended December 31, 2015 included $14.7 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $87.6 million (net loss of $42.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discount, equity based compensation, bad debt expense and gain on sale of investments of $129.5 million), an increase in accounts payable and accrued expenses of $5.2 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party property management fees and reimbursements and interest expense and an increase of $1.3 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $12.9 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, as well as a net increase of $12.5 million in unbilled receivables recorded in accordance with straight-line basis accounting and a $2.9 million increase in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties.
Net cash used in investing activities during the year ended December 31, 2015 was $556.8 million. The cash used in investing activities primarily included $570.1 million to acquire 48 properties. Net cash used in investing activities also included $6.9 million of capital expenditures and $0.1 million for the purchase of investment securities, partially offset by $19.3 million in proceeds from the sale of investment securities and $1.0 million in returned deposits from unconsummated real estate acquisitions.
Net cash provided by financing activities of $332.9 million during the year ended December 31, 2015 related to proceeds from the Credit Facility of $440.0 million to fund acquisitions and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset by distributions to stockholders, net of proceeds received pursuant to the DRIP of $66.2 million, Credit Facility payments of $10.0 million, common stock repurchases of $10.4 million, payments of deferred financing costs of $13.3 million, mortgage payments of $6.4 million, offering costs paid of $0.6 million and distributions to non-controlling interest holders of $0.7 million.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash used in operating activities was $6.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the year ended December 31, 2014 included $33.6 million of acquisition and transaction costs. Cash outflows related to a net loss adjusted for non-cash items of $7.5 million (net loss of $37.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and mortgage premiums, share based compensation and gain on sale of investments of $30.2 million), increases in restricted cash of $1.8 million related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and an increase in prepaid and other assets of $8.8 million due to rent and other receivables and prepaid real estate taxes and insurance, as well as a net increase of $2.2 million in unbilled receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $10.9 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and seniors housing communities as well as $3.0 million in deferred rent.
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
Net cash provided by financing activities of $1.6 billion during the year ended December 31, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1.9 billion, partially offset by payments made on mortgage notes payable of $0.5 million, payments of deferred financing costs of $5.4 million, payments for common stock repurchases of $0.5 million, payments related to offering costs of $202.7 million, distributions paid to stockholders of $35.2 million and payments to affiliates for advances to fund offering costs of $0.5 million.

Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $0.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity and the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 includes $0.7 million of acquisition and transaction costs. Cash outflows consisted of an increase in prepaid expenses of $1.9 million primarily related to professional fees associated with strategic advisory services from our Former Dealer Manager, rent receivable and an increase in due from affiliates associated with absorbed property operating and general and administrative expenses by the Advisor as well as a net increase of $0.1 million in unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by a net loss adjusted for non-cash items of $0.9 million (net loss of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets and share based compensation of $1.1 million), an increase in accounts payable and accrued expenses of $0.3 million related to accrued real estate taxes, state income taxes and professional fees.
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
Liquidity and Capital Resources
As of December 31, 2015, we had $24.5 million of cash and cash equivalents and investment securities, at fair value, of $1.1 million. We closed our IPO on November 17, 2014, which resulted in net proceeds of $2.1 billion.
We acquired our first property and commenced real estate operations in May 2013. As of December 31, 2015, we owned 166 properties with real estate investments, at cost, of $2.3 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. We generally intend to acquire our assets with mortgage or other debt proceeds, such as proceeds from our Credit Facility.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from our Credit Facility and secured mortgage financings.
We expect to utilize proceeds from secured financings and our Credit Facility to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. Once we have used all the availability under our Credit Facility to acquire properties, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
As of December 31, 2015, the balance outstanding under the Credit Facility was $430.0 million. Our unused borrowing capacity was $135.0 million, based on assets assigned to the Credit Facility as of December 31, 2015. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of December 31, 2015, we had the ability to borrow up to $565.0 million on a revolving basis under the Credit Facility and the Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. Additionally, the Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019. As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 25.9% and we had total secured borrowings of $589.5 million and no unsecured borrowings.
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

Our board of directors has adopted the SRP which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. Further, during the year ended December 31, 2015, we were only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	74,031	$24.42
Year ended December 31, 2015 (1)	894,339	23.66
Cumulative repurchases as of December 31, 2015 (1)	968,370	$23.72
_______________

(1)
As permitted under the SRP, in January 2016, our board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 512,408 shares at an average price per share of $23.45 (including all shares submitted for death or disability) were approved for repurchase and completed in February 2016, while 201,367 shares for $4.6 million at an average price per share of $23.04 were not fulfilled. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to December 31, 2015.

Acquisitions
As of March 4, 2016, we owned 166 properties and had $49.0 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our Credit Facility to fund acquisitions.
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

Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, capitalized interest, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Net loss attributable to stockholders (in accordance with GAAP)	$(5,220)	$(13,421)	$(16,108)	$(6,992)	$(41,741)
Depreciation and amortization	29,445	33,538	34,008	23,539	120,530
Adjustments for non-controlling interests(1)	(141)	(167)	(180)	(122)	(610)
FFO attributable to stockholders(2)	24,084	19,950	17,720	16,425	78,179
Acquisition and transaction-related fees and expenses	1,999	3,187	3,317	6,176	14,679
Amortization of market lease and other lease intangibles, net	17	(80)	(55)	19	(99)
Straight-line rent	(2,396)	(2,131)	(2,730)	(1,828)	(9,085)
Amortization of mortgage premiums	(332)	(534)	(536)	(531)	(1,933)
Gain on sale of investment	(286)	—	(160)	—	(446)
Loss on debt extinguishment	—	548	—	—	548
Contingent purchase price consideration	—	(450)	(37)	(125)	(612)
Capitalized construction interest costs	—	—	(73)	(136)	(209)
Adjustments for non-controlling interests(1)	5	(15)	2	(16)	(24)
MFFO attributable to stockholders(2)	$23,091	$20,475	$17,448	$19,984	$80,998
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.

(2)
During the fourth quarter of 2015, we identified certain immaterial errors impacting FFO attributable to stockholders and MFFO attributable to stockholders in our previously issued quarterly financial statements. FFO attributable to stockholders and MFFO attributable to stockholders were overstated by $0.1 million for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015. Quarterly amounts in the table above have been revised to reflect the corrected amounts.

Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock, beginning May 24, 2013. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2015, distributions paid to common stockholders and OP Unit holders totaled $145.4 million, including $78.5 million which was reinvested through our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as expenses in the consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015		December 31, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$35,244		$36,319		$36,643		$36,509		$144,715
Distributions on OP Units	178		175		173		172		698
Total distributions	$35,422		$36,494		$36,816		$36,681		$145,413

Source of distribution coverage:
Cash flows provided by operations (1)	$17,479	49.3%	$17,018	46.6%	$14,707	39.9%	$9,378	25.6%	$58,582	40.3%
Offering proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	17,943	50.7%	17,687	48.5%	17,296	47.0%	15,162	41.3%	68,088	46.8%
Proceeds from the sale of investment securities	—	—%	—	—%	4,813	13.1%	13,930	38.0%	18,743	12.9%
Proceeds from financings	—	—%	1,789	4.9%	—	—%	(1,789)	(4.9)%	—	—%
Total source of distribution coverage	$35,422	100.0%	$36,494	100.0%	$36,816	100.0%	$36,681	100.0%	$145,413	100.0%

Cash flows provided by operations (GAAP basis) (1)	$24,531		$17,195		$14,707		$9,378		$65,811
Net loss attributed to stockholders (in accordance with GAAP)	$(5,220)		$(13,421)		$(16,108)		$(6,992)		$(41,741)
______________________________

(1)
Cash flows provided by operations for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 and the year ended December 31, 2015 reflect acquisition and transaction related expenses of $2.0 million, $3.2 million, $3.3 million, $6.2 million and $14.7 million, respectively.

For the year ended December 31, 2015, cash flows provided by operations were $65.8 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
We may not generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. Since inception, our cumulative distributions have exceeded our cumulative FFO. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through December 31, 2015:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	December 31, 2015
Distributions paid:
Common stockholders (1)	$224,110
OP Units	698
Total distributions paid	$224,808

Reconciliation of net loss:
Revenues	$307,746
Acquisition and transaction related	(49,032)
Depreciation and amortization	(150,890)
Other operating expenses	(177,996)
Other non-operating expenses	(12,144)
Income tax benefit	2,408
Net income attributable to non-controlling interests	253
Net loss attributable to stockholders (in accordance with GAAP) (2)	$(79,655)

Net cash flows provided by operating activities	$58,582

FFO attributable to stockholders	$70,195
_____________________

(1)	For the period from October 15, 2012 (date of inception) to December 31, 2015, we received $121.4 million of proceeds from common stock issued under the DRIP.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2015, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may cause us, with approval from our independent directors, to seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2015. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2015, the outstanding mortgage notes payable and loans under the Credit Facility had weighted-average effective interest rates of 5.3% and 1.8%, respectively.

			Years Ended December 31,
(In thousands)	Total	2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage notes payable	$159,455	$15,650	$66,725	$37,603	$39,477
Interest on mortgage notes payable	45,849	7,923	10,526	4,522	22,878
Credit Facility	430,000	—	—	430,000	—
Interest on Credit Facility	27,072	8,426	16,804	1,842	—
Lease rental payments due (1)	91,539	719	1,486	1,506	87,828
Development project funding commitment(2)	50,909	50,909	—	—	—
Total	$804,824	$83,627	$95,541	$475,473	$150,183
_______________________________

(1)	Lease rental payments due includes $3.4 million of imputed interest related to our capital lease obligations.

(2)
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire and subsequently fund the remaining construction of a skilled nursing facility in Jupiter, Florida for $82.0 million.

Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organization and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, which has closed, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of the various related party transactions, agreements and fees.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2015, we did not have any derivative financial instruments. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2015, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $161.9 million and a fair value of $162.7 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $6.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $7.5 million.
At December 31, 2015, our variable-rate Credit Facility had a carrying and fair value of $430.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
We completed the execution of our remediation plan with respect to our material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 during the quarter ended June 30, 2015. No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
On March 10, 2016, we entered into an indemnification agreement (the “Indemnification Agreement”) with Katie P. Kurtz (the “Indemnitee”) in connection with Ms. Kurtz’s appointment as our chief financial officer, treasurer and secretary. The Indemnification Agreement provides that we will indemnify the Indemnitee, to the fullest extent permitted by Maryland law and our charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by the Indemnitee that may result or arise in connection with the Indemnitee serving in her capacity as a present or former director, officer, employee or agent of us or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at our request. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, we will, without requiring a preliminary determination of the Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to the Indemnitee incurred by or on behalf of the Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.
The Indemnification Agreement provides that the Indemnitee is entitled to indemnification unless it is established that (a) the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) the Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that her conduct was unlawful. The Indemnification Agreement further limits the Indemnitee’s entitlement to indemnification in cases where (a) the proceeding was one by or in the right of us and the Indemnitee was adjudged to be liable to us, (b) the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to the Indemnitee or (c) the proceeding was brought by the Indemnitee, except in certain circumstances.
The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee, we have the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement. The Indemnification Agreement grants the Indemnitee the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which we fail to assume the defense of the Indemnitee in a timely manner. The Indemnification Agreement further provides that we will use our reasonable best efforts to acquire directors and officers liability insurance covering the Indemnitee or any claim made against the Indemnitee by reason of her service to us.
The description of the Indemnification Agreement in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the terms of the Indemnification Agreement attached as Exhibit 10.55 to this Annual Report on Form 10-K and incorporated herein by reference.
On March 10, 2016, our board of directors appointed W. Todd Jensen, currently the president of the Company, to serve as interim chief executive officer of the Company, effective as of that same date. Mr. Jensen will also serve as chief executive officer of our Advisor and Property Manager. Mr. Jensen will continue to serve in his capacities as president of the Company, the Advisor and the Property Manager and as chief investment officer of the Advisor.
Mr. Jensen, 50, has served as president of the Company since December 18, 2015 and was previously the chief investment officer of the Advisor since its formation in October 2012 and served as executive vice president and chief investment officer of the Property Manager from their formation in October 2012 until December 2015. Mr. Jensen has also served as the president of American Realty Capital Healthcare Trust III, Inc. (“HT III”) since December 2015; as chief investment officer of the HT III advisor since its formation in April 2014 and previously served as the executive vice president and chief investment officer of HT III and the HT III property manager from their formation in April 2014 until December 2015. Mr. Jensen has also served as the executive vice president and chief investment officer of American Realty Capital Healthcare Trust, Inc. (“HCT”), the HCT advisor and the HCT property manager from February 2011 until January 2015 when HCT closed its merger with Ventas, Inc. Mr. Jensen has almost 25 years of experience in the financing and development of commercial real estate, with more than 20 of those years focused exclusively on the development, leasing and capitalization of healthcare-related real estate. Mr. Jensen worked for The DASCO Companies, as a consultant from December 2008 to January 2009 and as senior vice president from January 2009 to February 2011, focusing on helping to grow its healthcare-related real estate development business. From August 2003 to September 2008, Mr. Jensen served as senior vice president for Lauth Property Group and started, grew and managed its Healthcare Group. Mr. Jensen received a B.A. in Economics and Mathematics from Kalamazoo College and an MBA from University of Pennsylvania’s Wharton School.
There are no related party transactions involving Mr. Jensen that are reportable under Item 404(a) of Regulation S-K except as described in our annual proxy statement filed with the U.S. Securities and Exchange Commission on April 30, 2015.
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
Our code of ethics is also publicly available on our website at www.healthcaretrustinc.com/corporate_governance.html. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules
1.    Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules:
The following financial statement schedule is included herein at page F-38 of this Annual Report on Form 10-K:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 *	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Bylaws of Healthcare Trust, Inc. (f/k/a American Realty Capital Healthcare Trust II, Inc.)
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Healthcare Trust II Operating Partnership, L.P., dated as of February 14, 2013
4.2 (5)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 *	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
10.1 (12)
Amended and Restated Advisory Agreement, dated as of June 26, 2015, by and among the Company, American Realty Capital Healthcare Trust II Operating Partnership, L.P. and American Realty Capital Healthcare II Advisors, LLC

10.2 (1)
Property Management and Leasing Agreement, dated as of February 14, 2013, by and among the Company, American Realty Capital Healthcare Trust II Operating Partnership, L.P. and American Realty Capital Healthcare II Properties, LLC

10.3 (1)	Employee and Director Incentive Restricted Share Plan of the Company
10.4 (1)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company
10.5 (1)	Agreement for Purchase and Sale of Real Property, effective as of April 22, 2013, by and between AR Capital, LLC and TST Appleton South, LLC
10.6 (3)	Agreement for Purchase and Sale of Real Property by and between American Realty Capital VII, LLC and VETS Development LLC
10.7 (3)	Agreement for Purchase and Sale of Real Property by and between American Realty Capital V, LLC and Ouachita Medical Properties, L.C.
10.8 (3)
Second Amendment to Advisory Agreement, dated as of May 15, 2013, by and among American Realty Capital Healthcare Trust II, Inc., American Realty Capital Healthcare Trust II Operating Partnership, L.P. and American Realty Capital Healthcare II Advisors, LLC

10.9 (3)	Letter Agreement for Purchase and Sale of Real Property, dated as of June 19, 2013, by and between American Realty Capital V, LLC and Ouachita Medical Properties, L.C.
10.10 (3)	Letter Agreement for Purchase and Sale of Real Property, dated as of June 24, 2013, by and between American Realty Capital V, LLC and Ouachita Medical Properties, L.C.
10.11 (3)
Letter Agreement for Purchase and Sale of Real Property, dated as of July 1, 2013, by and between American Realty Capital V, LLC, as assigned to ARHC OCWMNLA01, LLC, and Ouachita Medical Properties, L.C.

10.12 (4)	Agreement for Purchase and Sale of Real Property, dated as of July 15, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.13 (4)	Letter Agreement No. 1, dated as of July 18, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.14 (4)	Letter Agreement No. 2, dated as of August 14, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.15 (4)	Letter Agreement No. 3, dated as of August 16, 2013, between American Realty Capital V, LLC and OLMC Partners, LLC
10.16 (5)	Agreement for Purchase and Sale, dated as of January 13, 2014 by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.17 (5)	First Amendment to Agreement for Purchase and Sale, dated as of February 13, 2014 by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.18 (5)	Second Amendment to Agreement for Purchase and Sale, dated as of February 18, 2014, by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.19 (5)	Third Amendment to Agreement for Purchase and Sale, dated as of February 28, 2014, by and among American Realty Capital VII, LLC and LaSalle Medical Office Fund II.
10.20 (6)
Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

Exhibit No.	Description
10.21 (7)
Increase Letter, dated April 15, 2014, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.22 *
Increase Letter, dated July 31, 2015, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.23 (7)	Agreement for Purchase and Sale of Real Property, effective as of April 14, 2014, by and among American Realty Capital VII, LLC, AW Countryside, LLC and AW St. Andrews, LLC
10.24 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated as of May 14, 2014, by and among American Realty Capital VII, LLC, AW Countryside, LLC and AW St. Andrews, LLC
10.25 (7)	Agreement for Purchase and Sale of Real Property, effective as of June 5, 2014, by and among AR Capital, LLC, Jackson-Laguna, Jackson II, LLC and Jackson-Big Horn, LLC
10.26 (8)	Agreement for Lease of Real Property, dated as of June 14, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.27 (8)	First Amendment to Agreement for Lease of Real Property, dated as of July 16, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.28 (8)	Second Amendment to Agreement for Lease of Real Property, dated as of August 1, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.29 (8)	Third Amendment to Agreement for Lease of Real Property, dated as of September 26, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.30 (11)
Fourth Amendment to Agreement for Lease of Real Property, dated as of October 10, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC, ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.31 (8)
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

10.32 (8)
First Amendment to Agreement of Sale, dated as of July 20, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., the Lifehouse Sellers and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.33 (8)
Second Amendment to Agreement of Sale, dated as of August 7, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., American Realty Capital Healthcare Trust II Operating Partnership, L.P., the Lifehouse Sellers and Lifehouse Holdings, LLC, as representative of the Lifehouse Sellers

10.34 (8)
Asset Purchase Agreement, dated as of July 2, 2014, by and between American Realty Capital Healthcare Trust II Operating Partnership, LP and PHBS REALTY, LLC, PHGG REALTY, LLC, PHCA REALTY, LLC, PHKC SWOPE REALTY, LLC, PHKC CLEVELAND REALTY, LLC, PHMC REALTY, LLC, PHDC REALTY, LLC, PHBC REALTY, LLC, PHGY REALTY, LLC and PHEM REALTY, LLC

10.35 (8)
First Amendment to Asset Purchase Agreement, dated as of July 30, 2014, by and between American Realty Capital Healthcare Trust II Operating Partnership, LP and PHBS REALTY, LLC, PHGG REALTY, LLC, PHCA REALTY, LLC, PHKC SWOPE REALTY, LLC, PHKC CLEVELAND REALTY, LLC, PHMC REALTY, LLC, PHDC REALTY, LLC, PHBC REALTY, LLC, PHGY REALTY, LLC and PHEM REALTY, LLC

10.36 (8)
Asset Purchase Agreement, dated as of August 1, 2014, by and among American Realty Capital Healthcare Trust II Operating Partnership, LP and ECI Acquisition I, LLC, Village Assisted Living, LLC, Mt. Pleasant Assisted Living, LLC, Burlington Assisted Living, LLC, Muscatine Assisted Living, LLC, Carroll Assisted Living, LLC, Ft. Madison Assisted Living, LLC and Burlington Independent Living, LLC

10.37 (8)
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
10.38 (8)
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

10.39 (8)
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

10.41 (8)
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

10.42 (11)
Fifth Amendment to Agreement for Lease of Real Property, dated as of October 22, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.43 (11)
Sixth Amendment to Agreement for Lease of Real Property, dated as of October 31, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.44 (11)
Seventh Amendment to Agreement for Lease of Real Property, dated as of November 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.45 (11)
Eighth Amendment to Agreement for Lease of Real Property, dated as of November 21, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.46 (11)
Ninth Amendment to Agreement for Lease of Real Property, dated as of December 5, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.47 (11)
Tenth Amendment to Agreement for Lease of Real Property, dated as of December 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.48 (11)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.49 (9)	Asset Purchase Agreement by and among American Realty Capital VII, LLC, ARHC WHWCHPA01, LLC, ARHC WHWCHPA01 TRS, LLC and First Somerset, LLC
10.50 (9)	First Amendment to Asset Purchase Agreement by and among American Realty Capital VII, LLC, ARHC WHWCHPA01, LLC, ARHC WHWCHPA01 TRS, LLC and First Somerset, LLC
10.51 (9)	Second Amendment to Asset Purchase Agreement by and among American Realty Capital VII, LLC, ARHC WHWCHPA01, LLC, ARHC WHWCHPA01 TRS, LLC and First Somerset, LLC
10.52 (11)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.53 (13)
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

10.54 *	Indemnification Agreement, dated December 3, 2015, between the Company, Leslie D. Michelson and Edward G. Rendell
10.55 *
Third Amendment to Senior Secured Revolving Credit Agreement, dated February 17, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties dated as of March 21, 2014

10.56 *	Indemnification Agreement, dated March 10, 2016, between the Company and Katie P. Kurtz

Exhibit No.	Description
14.1 (1)	Code of Ethics
16.1 (10)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.

2)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on January 10, 2013.

3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the Securities and Exchange Commission on August 12, 2013.

4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 12, 2013.

5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 6, 2014.

6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 14, 2014.

7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 6, 2014.

8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 14, 2014.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2015.

10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2015.

11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2015.

13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 12, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2016.

HEALTHCARE TRUST, INC.
By	/s/ W. TODD JENSEN
W. TODD JENSEN
INTERIM CHIEF EXECUTIVE OFFICER AND PRESIDENT (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Randolph C. Read	Non-Executive Chairman of the Board of Directors, Independent Director	March 11, 2016
Randolph C. Read

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 11, 2016
Katie P. Kurtz	(and Principal Financial Officer and Principal Accounting Officer)

/s/ William M. Kahane	Director	March 11, 2016
William M. Kahane

/s/ Dr. Robert J. Froehlich	Independent Director	March 11, 2016
Dr. Robert J. Froehlich

/s/ Elizabeth K. Tuppeny	Independent Director	March 11, 2016
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 11, 2016
Edward G. Rendell

/s/ Leslie D. Michelson	Independent Director	March 11, 2016
Leslie D. Michelson

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Trust, Inc.
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years ended December 31, 2015, 2014 and 2013. In connection with our audits of the consolidated financial statements, we have audited the 2015 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 11, 2016

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost:
Land	$192,790	$113,461
Buildings, fixtures and improvements	1,885,713	1,362,387
Construction in progress	21,309	—
Acquired intangible assets	241,459	186,849
Total real estate investments, at cost	2,341,271	1,662,697
Less: accumulated depreciation and amortization	(146,669)	(30,947)
Total real estate investments, net	2,194,602	1,631,750
Cash and cash equivalents	24,474	182,617
Restricted cash	4,647	1,778
Investment securities, at fair value	1,078	20,286
Receivable for sale of common stock	—	6
Straight-line rent receivable, net	11,470	2,325
Prepaid expenses and other assets	21,707	14,711
Deferred costs, net	14,014	4,237
Total assets	$2,271,992	$1,857,710
LIABILITIES AND EQUITY
Mortgage notes payable	$159,455	$65,786
Mortgage premiums and discounts, net	2,403	2,844
Credit facility	430,000	—
Market lease intangible liabilities, net	22,994	19,535
Accounts payable and accrued expenses (including $536 and $970 due to related parties as of December 31, 2015 and 2014, respectively)	38,449	22,248
Deferred rent	4,356	3,023
Distributions payable	12,518	12,097
Total liabilities	670,175	125,533
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,135,411 and 83,718,853 shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively	861	837
Additional paid-in capital	1,907,549	1,850,169
Accumulated other comprehensive income (loss)	(6)	463
Accumulated deficit	(316,284)	(129,406)
Total stockholders' equity	1,592,120	1,722,063
Non-controlling interests	9,697	10,114
Total equity	1,601,817	1,732,177
Total liabilities and equity	$2,271,992	$1,857,710

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$93,218	$23,005	$1,551
Operating expense reimbursements	12,759	3,585	266
Resident services and fee income	140,901	31,849	—
Contingent purchase price consideration	612	—	—
Total revenues	247,490	58,439	1,817

Expenses:
Property operating and maintenance	125,573	26,717	122
Operating fees to related parties	12,191	—	—
Acquisition and transaction related	14,679	33,623	730
General and administrative	9,733	3,541	104
Depreciation and amortization	120,924	28,889	1,077
Total expenses	283,100	92,770	2,033
Operating loss	(35,610)	(34,331)	(216)
Other income (expense):
Interest expense	(10,356)	(3,559)	—
Interest and other income	582	735	—
Gain on sale of investment securities	446	8	—
Total other expenses	(9,328)	(2,816)	—
Loss before income tax and non-controlling interests	(44,938)	(37,147)	(216)
Income tax benefit (expense)	2,978	(565)	(5)
Net loss	(41,960)	(37,712)	(221)
Net loss attributable to non-controlling interests	219	34	—
Net loss attributable to stockholders	(41,741)	(37,678)	(221)

Other comprehensive loss:
Unrealized loss on investment securities, net	(469)	463	—
Comprehensive loss attributable to stockholders	$(42,210)	$(37,215)	$(221)

Basic and diluted weighted-average shares outstanding	85,331,966	51,234,729	2,148,297
Basic and diluted net loss per share	$(0.49)	$(0.74)	$(0.10)
Distributions declared per share	$1.70	$1.70	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	8,888	$—	$200	$—	$(15)	$185	$—	$185
Issuance of common stock	7,461,884	74	185,218	—	—	185,292	—	185,292
Common stock offering costs, commissions and dealer manager fees	—	—	(24,786)	—	—	(24,786)	—	(24,786)
Common stock issued through distribution reinvestment plan	56,618	1	1,344	—	—	1,345	—	1,345
Common stock repurchases	(1,600)	—	(40)	—	—	(40)	—	(40)
Equity-based compensation	3,999	—	16	—	—	16	—	16
Distributions declared	—	—	—	—	(3,642)	(3,642)	—	(3,642)
Net loss	—	—	—	—	(221)	(221)	—	(221)
Balance, December 31, 2013	7,529,789	75	161,952	—	(3,878)	158,149	—	158,149
Issuance of common stock	74,504,754	745	1,851,206	—	—	1,851,951	—	1,851,951
Common stock offering costs, commissions and dealer manager fees	—	—	(202,857)	—	—	(202,857)	—	(202,857)
Common stock issued through distribution reinvestment plan	1,750,705	18	41,562	—	—	41,580	—	41,580
Common stock repurchases	(72,431)	(1)	(1,767)	—	—	(1,768)	—	(1,768)
Equity-based compensation	6,036	—	73	—	—	73	—	73
Distributions declared	—	—	—	—	(87,850)	(87,850)	—	(87,850)
Contributions from non-controlling interest holders	—	—	—	—	—	—	10,148	10,148
Unrealized gain on investments	—	—	—	463	—	463	—	463
Net loss	—	—	—	—	(37,678)	(37,678)	(34)	(37,712)
Balance, December 31, 2014	83,718,853	837	1,850,169	463	(129,406)	1,722,063	10,114	1,732,177
Common stock offering costs, commissions and dealer manager fees	—	—	2	—	—	2	—	2
Common stock issued through distribution reinvestment plan	3,305,297	33	78,469	—	—	78,502	—	78,502
Common stock repurchases	(894,338)	(9)	(21,151)	—	—	(21,160)	—	(21,160)
Equity-based compensation, net	5,599	—	60	—	—	60	—	60
Distributions declared	—	—	—	—	(145,137)	(145,137)	—	(145,137)
Contributions from non-controlling interest holders	—	—	—	—	—	—	500	500
Distributions to non-controlling interest holders	—	—	—	—	—	—	(698)	(698)
Unrealized loss on investments	—	—	—	(469)	—	(469)	—	(469)
Net loss	—	—	—	—	(41,741)	(41,741)	(219)	(41,960)
Balance, December 31, 2015	86,135,411	$861	$1,907,549	$(6)	$(316,284)	$1,592,120	$9,697	$1,601,817

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(41,960)	$(37,712)	$(221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	120,924	28,889	1,077
Amortization of deferred financing costs	3,737	1,313	—
Amortization of mortgage premiums and discounts, net	(1,933)	(689)	—
Amortization of market lease and other intangibles, net	(101)	638	13
Bad debt expense	7,291	—	—
Equity-based compensation	60	73	16
Gain on sale of investment securities	(446)	(8)	—
Changes in assets and liabilities:
Straight-line rent receivable	(12,535)	(2,208)	(117)
Prepaid expenses and other assets	(12,893)	(8,837)	(1,905)
Accounts payable, accrued expenses and other liabilities	5,203	10,877	327
Deferred rent	1,333	2,977	46
Restricted cash	(2,869)	(1,778)	—
Net cash provided by (used in) operating activities	65,811	(6,465)	(764)
Cash flows from investing activities:
Investments in real estate	(570,134)	(1,506,862)	(46,134)
Deposits returned (paid) for unconsummated acquisitions	1,000	(3,650)	(350)
Capital expenditures	(6,885)	(807)	—
Purchases of investment securities	(93)	(20,328)	—
Proceeds from sales of investment securities	19,278	513	—
Net cash used in investing activities	(556,834)	(1,531,134)	(46,484)
Cash flows from financing activities:
Proceeds from credit facility	440,000	—	—
Payments of credit facility	(10,000)	—	—
Payments of mortgage notes payable	(6,389)	(535)	—
Payments of deferred financing costs	(13,283)	(5,408)	(7)
Proceeds from issuance of common stock	6	1,853,231	184,006
Common stock repurchases	(10,413)	(541)	—
Payments of offering costs and fees related to common stock issuances	(629)	(202,715)	(23,696)
Distributions paid	(66,214)	(35,165)	(1,305)
Contributions from non-controlling interest holders	500	—	—
Distributions to non-controlling interest holders	(698)	—	—
Payments to related parties	—	(484)	80
Net cash provided by financing activities	332,880	1,608,383	159,078
Net change in cash and cash equivalents	(158,143)	70,784	111,830
Cash and cash equivalents, beginning of period	182,617	111,833	3
Cash and cash equivalents, end of period	$24,474	$182,617	$111,833

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,867	$2,313	$—
Cash paid for taxes	374	601	—

Non-cash investing and financing activities:
Payable and accrued offering costs	$—	$631	$489
Accrued repurchases included in accounts payable and accrued expenses	12,014	1,267	40
Assumption of mortgage notes payable used to acquire investments in real estate	100,058	66,321	—
Premiums and discounts on assumed mortgage notes payable	1,492	3,533	1,345
Liabilities assumed in real estate acquisitions	882	9,040	91
Common stock issued through distribution reinvestment plan	78,502	41,580	1,345
Reclassification of deferred offering costs to equity	—	—	807

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP"), formerly known as American Realty Capital Healthcare Trust II Operating Partnership, LP, and its subsidiaries, the "Company"), formerly known as American Realty Capital Healthcare Trust II, Inc., invests in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2015, the Company owned 166 properties located in 29 states and comprised of 8.5 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014, which resulted in net proceeds of $2.1 billion.
On March 18, 2015, the Company announced its intention to list its common stock on a national stock exchange under the symbol “HTI” (the "Listing") during the third quarter of 2015. On September 24, 2015, the Company announced that its board of directors had determined that it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015. The Company's board of directors continues to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. There can be no assurance that the Company's shares of common stock will be listed. The Company anticipates publishing an estimate of per share net asset value ("NAV") on or prior to April 11, 2016 (the "NAV Pricing Date"), and subsequent valuations will occur periodically, at the discretion of the Company's board of directors, provided that such calculations will be made at least annually. In the interim, the Company will continue to offer shares pursuant to a distribution reinvestment plan ("DRIP") at $23.75 per share, and to repurchase shares pursuant to a share repurchase program (as amended, the "SRP"). Beginning with the NAV Pricing Date, the per share price for shares under the DRIP and SRP will vary periodically and will be based upon the NAV.
The Company has no direct employees. Healthcare Trust Advisors, LLC (the "Advisor"), formerly known as American Realty Capital Healthcare II Advisors, LLC, has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained Healthcare Trust Properties, LLC (the "Property Manager"), formerly known as American Realty Capital Healthcare II Properties, LLC, to serve as the Company's property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements from the Company for services related to managing its business. The Advisor, Property Manager and our former dealer manager, Realty Capital Securities, LLC (the "Former Dealer Manager"), also have received or will receive compensation, fees and expense reimbursements related to the investment and management of the Company's assets.
The Former Dealer Manager served as the dealer manager of the IPO and, together with certain of its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Reclassifications
Certain prior year amounts within straight-line rent receivable, net, prepaid expenses and other assets, rental income, resident services and fee income, cash flows from operating activities and cash flows from financing activities have been reclassified to conform with the current year presentation.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company were presented as non-controlling interests as of and during the period consolidated. All inter-company accounts and transactions have been eliminated in consolidation.
The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity ("VIE"). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE's operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company's ability to direct the activities that most significantly impact the entity's economic performance, its form of ownership interest, its representation on the entity's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, fair value measurements and income taxes, as applicable.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, we capitalize interest, insurance and real estate taxes until the development has reached substantial completion.
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
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued or percentage of investment contributed at the date of acquisition, as determined by the terms of the applicable agreement.
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$202,608	$82,390	$120,218	$150,953	$18,104	$132,849
Intangible market lease assets	28,262	3,393	24,869	25,307	1,008	24,299
Other intangible assets	10,589	309	10,280	10,589	44	10,545
Total acquired intangible assets	$241,459	$86,092	$155,367	$186,849	$19,156	$167,693
Intangible market lease liabilities	$25,613	$2,619	$22,994	$19,897	$362	$19,535
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. The Company had not sold and did not intend to sell any properties as of December 31, 2015 and 2014.
Depreciation and Amortization
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are accreted as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
For the years ended December 31, 2015, 2014 and 2013, amortization of in-place leases and other intangible assets of $75.2 million, $17.9 million and $0.3 million, respectively, is included in depreciation and amortization expense on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015 2014 and 2013, net amortization of intangible market lease assets and liabilities relating to assumed tenant leases of $0.4 million, $0.6 million and approximately $13,000 respectively, is deducted from rental income on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2015 and 2014, net amortization of intangible market lease assets and liabilities related to assumed leasehold interests of $0.2 million and approximately $29,000, respectively, is included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss. The Company did not have any intangible market lease assets or liabilities related to assumed leasehold interest and therefore did not have amortization of intangible market lease assets and liabilities related to assumed leasehold interests included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2013.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2016	2017	2018	2019	2020
In-place lease assets	$34,526	$16,322	$14,031	$11,465	$9,106
Other intangible assets	265	265	265	265	265
Total to be added to amortization expense	$34,791	$16,587	$14,296	$11,730	$9,371

Above-market lease assets	$(2,210)	$(1,888)	$(1,367)	$(1,079)	$(737)
Below-market lease liabilities	2,430	2,115	1,886	1,605	1,450
Total to be added to rental income	$220	$227	$519	$526	$713

Below-market ground lease assets	$212	$212	$212	$212	$212
Above-market ground lease liabilities	(39)	(39)	(39)	(39)	(39)
Total to be added to property operating and maintenance expense	$173	$173	$173	$173	$173
Impairment of Long Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2015 and 2014, approximately $22,000 and $134.2 million was held in money market funds with the Company's financial institutions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2015 and 2014, the Company had deposits of $24.5 million and $182.6 million, of which $12.2 million and $173.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash generally consists of resident security deposits and reserves related to real estate taxes, maintenance, structural improvements, and debt service.
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
The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis.  The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is determined, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed if the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2015 and 2014, the Company had $13.6 million and $4.1 million of deferred financing costs, net of accumulated amortization of $4.0 million and $1.3 million, respectively.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2015 and 2014, the Company had $0.4 million and $0.1 million in deferred leasing costs, net of accumulated amortization of $0.1 million and approximately $24,000.
Revenue Recognition
The Company's rental income is primarily related to rent received from tenants in MOBs and triple-net leased healthcare facilities. Rent from tenants in the Company's MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Resident services and fee income primarily relates to rent from residents in the Company's seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents. Rental income from residents in the Company's SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the allowance for uncollectible accounts on the consolidated balance sheets or records a direct write-off of the receivable in the consolidated statements of operations.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the IPO. Offering costs of the Company (other than selling commissions and the dealer manager fee, as discussed in Note 9 — Related Party Transactions and Arrangements) may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering and related costs included (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Advisor or its affiliates, as applicable, for offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of offering proceeds, net of repurchases and DRIP. As a result, these costs were only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO in November 2014, cumulative offering costs did not exceed 12.0% of the gross proceeds received in the IPO (See Note 9 — Related Party Transactions and Arrangements).
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 11 — Equity-Based Compensation).
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2015, 2014 and 2013. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company continues to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing communities.  Generally, to qualify as a REIT, the Company cannot directly or indirectly operate seniors housing communities.  Instead, such facilities may be either leased to a third party operator or leased to a taxable REIT subsidiary (“TRS”) and operated by a third party on behalf of the TRS.  Accordingly, the Company has formed a TRS entity under the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third party managers to operate the facilities on its behalf.
As of December 31, 2015, the Company, through its TRS entity, owned 38 seniors housing communities. The TRS entity is a wholly-owned subsidiary of the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2015 consisted of deferred rent and depreciation. As of December 31, 2015, the Company had a deferred tax asset of $2.9 million with no valuation allowance. As of December 31, 2014, the Company had a deferred tax asset of $0.7 million and a valuation allowance of $0.7 million.
The following table details the composition of the Company's tax benefit (expense) for the years ended December 31, 2015, 2014 and 2013, which includes federal and state income taxes incurred by the Company's TRS entity. The Company estimated its income tax benefit (expense) relating to its TRS entity using a combined federal and state rate of approximately 40.2% and 39.6% for the years ended December 31, 2015 and 2014, respectively. These income taxes are reflected in income tax benefit (expense) on the accompanying consolidated statements of operations and comprehensive loss.

	Years Ended December 31,
	2015		2014		2013
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal benefit (expense)	$1,667	$762	$(450)	$—	$—	$—
State benefit (expense)	358	191	(115)	—	5	—
Total	$2,025	$953	$(565)	$—	$5	$—
As of December 31, 2015 and 2014, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015		2014		2013
Return of capital	97.9%	$1.66	93.7%	$1.59	97.7%	$1.01
Capital gain dividend income	0.3%	0.01	—%	—	—%	—
Ordinary dividend income	1.8%	0.03	6.3%	0.11	2.3%	0.02
Total	100.0%	$1.70	100.0%	$1.70	100.0%	$1.03
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to the Company's consolidated financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company has elected to adopt this guidance effective January 1, 2016. The Company has assessed the impact from the adoption of this revised guidance and has determined that there will be no material impact to its financial position, results of operations and cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance will result in the reclassification of $2.2 million of deferred issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheet as of December 31, 2015.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to the Company's financial position, results of operations and cash flows.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of this new guidance.
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The Company owned 166 properties as of December 31, 2015. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of Wellington at Hershey's Mill ("Wellington") represented 5% or more of the Company's total portfolio's rentable square feet or annualized straight-line rental income as of December 31, 2015.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents the allocation of the assets acquired during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
Real estate investments, at cost:
Land	$79,329	$109,679	$3,782
Buildings, fixtures and improvements	519,185	1,325,721	35,996
Construction in progress	21,309	—	—
Total tangible assets	619,823	1,435,400	39,778
Acquired intangibles:
In-place leases (1)	62,584	145,464	5,489
Market lease and other intangible assets (1)	3,223	34,877	1,019
Market lease liabilities (1)	(10,064)	(19,837)	(61)
Total assets and liabilities acquired, net	675,566	1,595,904	46,225
Mortgage notes payable assumed to acquire real estate investments	(100,058)	(66,321)	—
Premiums on mortgages assumed	(1,492)	(3,533)	—
Other assets and liabilities, net (2)	(882)	(9,040)	(91)
Deposits for real estate acquisitions	(3,000)	—	—
OP units issued to acquire real estate	—	(10,148)	—
Cash paid for acquired real estate investments	$570,134	$1,506,862	$46,134
Number of properties purchased	48	111	7
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, market lease and other intangible assets and market lease liabilities acquired during the years ended December 31, 2015 were 4.9, 6.1 and 14.1 years, respectively, as of each property's respective acquisition date.

(2)
Other assets and liabilities, net includes $0.9 million in tenant security deposits assumed at acquisition for properties acquired during the year ended December 31, 2015. Other assets and liabilities, net includes $4.2 million in tenant security deposits assumed at acquisition for properties acquired and a $4.8 million capital lease obligation incurred in conjunction with the transaction described below for the year ended December 31, 2014. Other assets and liabilities, net includes $0.1 million in tenant security deposits assumed at acquisition for properties acquired during the year ended December 31, 2013.

During the year ended December 31, 2014, the Company acquired leasehold interests in eight properties and has accounted for such interests as capital leases. The Company allocated $144.4 million and $34.1 million of assets at cost associated with the building leasehold interests to buildings, fixtures and improvements and in-place leases, respectively, in the table above. Additionally, the Company entered into arrangements to sublease all or a portion of the eight properties back to the seller, and assumed in-place subleases with other third-party tenants. Future minimum base rental payments due to the Company under subleases to the seller and other third-party tenants as of December 31, 2015 totaled $128.6 million. See Note 16 — Commitments and Contingencies for minimum base cash rental payments due from the Company to the seller under these leasehold interests.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents unaudited pro forma information as if the acquisitions that were completed during the years ended December 31, 2015 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $14.6 million from the years ended December 31, 2015 to the years ended December 31, 2014.

	Years Ended December 31,
(In thousands)	2015	2014	2013
Pro forma revenues (1)	$302,539	$138,872	$82,250
Pro forma net loss (1)	$(38,284)	$(53,157)	$(30,293)
Basic and diluted pro forma net loss per share	$(0.45)	$(1.04)	$(14.10)
___________________

(1)
For the years ended December 31, 2015, aggregate revenues and net loss derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $25.4 million and $(4.2) million, respectively.

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2015.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$94,110
2017	94,232
2018	89,568
2019	83,333
2020	77,006
Thereafter	510,096
Total	$948,345
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of December 31, 2015, 2014 and 2013:

	December 31,
Tenant	2015	2014	2013
Adena Health System	*	*	10.8%
Advocate Health and Hospitals Corporation	*	*	10.9%
HH/Killeen Health System, LLC	*	*	12.8%
IASIS Healthcare, LLC	*	*	15.3%
National Mentor Holdings, Inc.	*	*	24.8%
_______________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2015, 2014 and 2013:

	December 31,
State	2015	2014	2013
Colorado	*	*	24.8%
Florida	18.6%	24.6%	*
Illinois	*	*	23.0%
Iowa	10.1%	13.9%	*
Louisiana	*	*	15.3%
Ohio	*	*	10.8%
Pennsylvania	11.4%	15.2%	*
Texas	*	*	12.8%
_______________________________

*	State's annualized rental income on a straight-line basis was not 10% or more of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of December 31, 2015 and 2014, the Company had investments with an aggregate fair value of $1.1 million and $20.3 million, respectively. Investments as of December 31, 2014 included real estate income funds managed by an affiliate of the Sponsor (see Note 9 — Related Party Transactions and Arrangements), which were sold during the third quarter of 2015. These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of December 31, 2015 and 2014.

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Equity securities	$1,084	$19	$(25)	$1,078
December 31, 2014
Equity securities	$19,397	$477	$(33)	$19,841
Debt security	426	19	—	445
Total	$19,823	$496	$(33)	$20,286
The Company's investments in preferred stock have not been in a continuous unrealized loss position during the last twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of December 31, 2015 to be temporary. Therefore no impairment was recorded during the year ended December 31, 2015.
During the year ended December 31, 2015, the Company sold certain of its investments in preferred stock, common stock, real estate income funds and its investment in a senior note with a cost of $18.8 million for $19.3 million, which resulted in a realized gain on sale of investment of $0.4 million. During the year ended December 31, 2014, the Company sold investments in preferred stock for proceeds of $0.5 million, which resulted in a gain on sale of investment of approximately $8,000.
The Company's preferred stock investments, with an aggregate fair value of $1.1 million as of December 31, 2015, are redeemable at the respective issuer's option five years after issuance.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5 — Credit Facility
On March 21, 2014, the Company entered into a senior secured credit facility in the amount of $50.0 million (the "Credit Facility"). On April 15, 2014 the amount available under the Credit Facility was increased to $200.0 million.
On June 26, 2015, the Company entered into an amendment to the Credit Facility which, among other things, allowed for borrowings of up to $500.0 million. On July 31, 2015, the available borrowings were increased to $565.0 million. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The amendment to the Credit Facility included changes to amounts committed by each of the banks in the syndicate, which resulted in a write off of deferred financing costs of $0.5 million during the year ended December 31, 2015. There were no such writeoffs of deferred financings costs during the year ended December 31, 2014.
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
The Credit Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date of March 21, 2019. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). In the event of a default, the lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
As of December 31, 2015, the balance outstanding under the Credit Facility was $430.0 million, with an effective interest rate of 1.8%. The Company's unused borrowing capacity was $135.0 million, based on assets assigned to the Credit Facility as of December 31, 2015. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were no advances outstanding as of December 31, 2014.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2015, the Company was in compliance with the financial covenants under the Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of December 31, 2015 and 2014:

		Outstanding Loan Amount as of December 31,		Effective Interest Rate
Portfolio	Encumbered Properties	2015	2014			Interest Rate		Maturity
		(In thousands)	(In thousands)
Creekside Medical Office Building - Douglasville, GA	—	$—	$5,154	5.32%		Fixed		Sep. 2015
Bowie Gateway Medical Center - Bowie, MD	1	5,969	6,055	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,720	8,832	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,461	3,506	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	1	4,184	4,287	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,992	6,076	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,623	6,716	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,555	3,626	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,680	6,759	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,777	7,877	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,811	6,898	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,257	—	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,525	—	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,232	—	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,999	—	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,825	—	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,800	—	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	11,045	—	3.98%		Fixed		May 2047
Total	24	$159,455	$65,786	5.32%	(3)
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments starting in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2015.
As of December 31, 2015 and December 31, 2014, the Company had pledged $301.7 million and $122.4 million, respectively, in real estate, at cost, as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to December 31, 2015:

(In thousands)	Future Principal Payments
2016	$15,650
2017	34,832
2018	31,893
2019	13,324
2020	24,279
Thereafter	39,477
Total	$159,455
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2015
Investment securities	$1,078	$—	$—	$1,078
December 31, 2014
Investment securities	$20,286	$—	$—	$20,286
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, receivable for sale of common stock, straight-line rent receivable, prepaid expenses and other assets, deferred costs, net, accounts payable and accrued expenses, deferred rent and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount (1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premiums, net	3	$161,858	$162,654	$68,630	$69,117
Credit Facility	3	$430,000	$430,000	$—	$—
_______________________________

(1)
Carrying value includes mortgage notes payable of $159.5 million and $65.8 million and mortgage premiums, net of $2.4 million and $2.8 million as of December 31, 2015 and December 31, 2014, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, because the Credit Facility's interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of December 31, 2015 and December 31, 2014, the Company had 86.1 million and 83.7 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds of $2.1 billion, including proceeds from shares issued pursuant to the DRIP.
The Company has paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock, beginning on May 24, 2013. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted the SRP, which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share depends on the length of time investors have held such shares, as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
In accordance with the SRP Amendment (described below) and beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to its NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors. Until the SRP Amendment (described below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter.
On January 26, 2016, the Company's board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	74,031	$24.42
Year ended December 31, 2015 (1)	894,339	23.66
Cumulative repurchases as of December 31, 2015 (1)	968,370	$23.72
_____________________________

(1)
As permitted under the SRP, in January 2016, the Company's board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, 512,408 shares for $12.0 million at an average repurchase price per share of $23.45 (including all shares submitted for death or disability) were approved and completed in February 2016, while 201,367 shares for $4.6 million at an average price per share of $23.04 were not fulfilled. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to December 31, 2015.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2015 and 2014, the Company issued 3.3 million and 1.8 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $78.5 million and $41.6 million, respectively.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2015 and 2014, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner"), formerly known as American Realty Capital Healthcare II Special Limited Partnership, LLC, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
The Company owned shares in real estate income funds managed by an affiliate of the Sponsor during the years ended December 31, 2015 (see Note 4 — Investment Securities). The Company sold these shares during the three months ended September 30, 2015.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Former Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Former Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Years Ended December 31,			Payable as of December 31,
(In thousands)	2015	2014	2013	2015	2014
Total commissions and fees incurred from (reimbursed by) and due to the Former Dealer Manager	$(2)	$175,575	$17,481	$—	$1
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The following table details reimbursable offering costs incurred from and due to the Advisor and Former Dealer Manager as of and for the periods presented:

	Years Ended December 31,			Payable as of December 31,
(In thousands)	2015	2014	2013	2015	2014
Fees and expense reimbursements incurred from and due to the Advisor	$—	$21,767	$3,807	$—	$—
Fees and expense reimbursements incurred from and due to the Former Dealer Manager	—	3,262	1,190	—	605
Total fees and expense reimbursements incurred from and due to the Advisor and Former Dealer Manager	$—	$25,029	$4,997	$—	$605
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 2.0% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees were the Company's responsibility up to a maximum of 12.0% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in November 2014, offering costs were less than 12.0% of the gross proceeds received in the IPO.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2015, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the NAV Pricing Date, each share will be valued at $22.50, (b) after the NAV Pricing Date and prior to the Listing, each share will be valued at the then-current NAV per share and (c) at all other times, each share shall be valued by the board of directors in good faith at the fair market value.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of December 31, 2014. The Former Dealer Manager and its affiliates also provided transfer agency services, as well as transaction management and other professional services. These fees were included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented.

	Years Ended December 31,						Payable (Receivable) as of
	2015		2014		2013		December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees	$6,878	$—	$15,936	$—	$462	$—	$—	$—
Acquisition cost reimbursements	3,439	—	7,968	—	144	—	—	—
Financing coordination fees	3,863	—	1,997	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	10,889	—	—	—	—	—	(5)	—
Property management fees	1,302	1,220	—	617	—	23	(10)	—
Professional fees and reimbursements	4,558	—	364	—			499	364
Strategic advisory fees	—	—	605	—	315	—	—	—
Distributions on Class B Units	490	—	47	—	1	—	52	—
Total related party operation fees and reimbursements	$31,419	$1,220	$26,917	$617	$922	$23	$536	$364
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance based Class B Units for asset management services. As of December 31, 2015, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company will pay an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and will no longer issue any Class B Units.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions or for persons serving as executive officers of the Company. The 2%/25% Limitation was removed from the advisory agreement in connection with the amendment and restatement of to the advisory agreement in June 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

	Years Ended December 31,			Receivable as of December 31,
(In thousands)	2015	2014	2013	2015	2014
Property operating expenses absorbed	$—	$—	$150	$—	$—
General and administrative expenses absorbed	—	—	843	—	—
Total expenses absorbed	$—	$—	$993	$—	$—
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with the Listing
On March 17, 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Former Dealer Manager, and on May 20, 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. Previously, the Company's board of directors determined, in consultation with KeyBanc and RCS Capital, that it was in the Company's best interests to proceed with a public listing application on a national securities exchange. On September 24, 2015, the Company announced that its board of directors had determined that it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015 and that the board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the Listing decision when market conditions are more favorable. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they each would have received a listing advisory fee equal to $1.5 million if the Company's shares were listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital each would have received a proposed transaction fee equal to 0.25% of the value of the transaction.
While the Company's board of directors continues to monitor market conditions and other factors with respect to the Listing, the agreements with KeyBanc, RCS Capital and BMO were terminated in January 2016. No fees were incurred in connection with these agreements during the years ended December 31, 2015, 2014, or 2013.
Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2015, 2014, or 2013.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2015, 2014, or 2013.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2015, 2014, or 2013.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the years ended December 31, 2015, 2014, or 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
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
Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company and asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2013	—	$—
Granted	3,999	22.50
Vested	—	—
Forfeitures	—	—
Unvested, December 31, 2013	3,999	22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeitures	—	—
Unvested, December 31, 2014	7,198	22.50
Granted	7,998	22.50
Vested	(1,066)	22.50
Forfeitures	(2,399)	22.50
Unvested, December 31, 2015	11,731	$22.50
As of December 31, 2015, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years. Compensation expense related to restricted stock was $0.1 million, approximately $27,000 and $16,000 during the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the year ended December 31, 2014, the Company issued 2,037 shares in lieu of approximately $46,000 in cash. No such shares were issued during the years ended December 31, 2015 and 2013.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gains on Available-for-Sale Securities
Balance, December 31, 2013	$—
Other comprehensive income, before reclassifications	471
Amounts reclassified from accumulated other comprehensive income (1)	(8)
Balance, December 31, 2014	463
Other comprehensive loss, before reclassifications	(23)
Amounts reclassified from accumulated other comprehensive income (1)	(446)
Balance, December 31, 2015	$(6)
__________________

(1)
During the years ended December 31, 2015 and 2014, the Company sold certain of its investments in preferred stock, common stock, real estate income funds and its investment in a senior note which resulted in a realized gain of $0.4 million and approximately $8,000, respectively, which is included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 13 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2015 and 2014, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP Units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.
A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the year ended December 31, 2015, non-controlling interest holders were paid distributions of $0.7 million. No such distributions were paid during the years ended December 31, 2014 or 2013.
The Company has an investment arrangement with an unaffiliated third party whereby such investor receives an ownership interest in certain of the Company's property-owning subsidiaries and is entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with the arrangement and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in this arrangement and therefore the entities related to this arrangement are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table summarizes the activity related to investment arrangements with the unaffiliated third party. The Company did not have any investment arrangements with unaffiliated third parties during the years ended December 31, 2014 or 2013 and therefore did not have any distributions to unaffiliated third parties for investment arrangements for the years ended December 31, 2014 or 2013.

				As of December 31, 2015
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of December 31, 2015	Non-Controlling Ownership Percentage as of December 31, 2015	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Distributions for the Year Ended December 31, 2015
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$500	4.1%	$10,561	—	—
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to stockholders (in thousands)	$(41,741)	$(37,678)	$(221)
Basic and diluted weighted-average shares outstanding	85,331,966	51,234,729	2,148,297
Basic and diluted net loss per share	$(0.49)	$(0.74)	$(0.10)
The Company had the following potentially dilutive securities as of December 31, 2015, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2015	2014	2013
Unvested restricted stock	11,731	7,198	3,999
OP Units	405,998	405,998	90
Class B units	359,250	107,885	4,062
Total common share equivalents	776,979	521,081	8,151
Note 15 — Segment Reporting
During the year ended December 31, 2015 and 2014, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP"). During the year ended December 31, 2013, the Company did not own any seniors housing communities and, therefore, operated in two reportable business segments.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated by the Company's executive officers in deciding how to allocate resources and in assessing performance. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. The Company evaluates the performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income (loss) is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to the Advisor, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense, interest expense, interest and other income, gain on sale of investment securities, and income tax expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$56,165	$37,053	$—	$93,218
Operating expense reimbursements	12,611	148	—	12,759
Resident services and fee income	—	—	140,901	140,901
Contingent purchase price consideration	572	—	40	612
Total revenues	69,348	37,201	140,941	247,490
Property operating and maintenance	20,334	6,706	98,533	125,573
Net operating income	$49,014	$30,495	$42,408	121,917
Operating fees to related parties				(12,191)
Acquisition and transaction related				(14,679)
General and administrative				(9,733)
Depreciation and amortization				(120,924)
Interest expense				(10,356)
Interest and other income				582
Gain on sale of investment securities				446
Income tax benefit (expense)				2,978
Net loss attributable to non-controlling interests				219
Net loss attributable to stockholders				$(41,741)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	Year Ended December 31, 2014
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$13,955	$9,050	$—	$23,005
Operating expense reimbursements	3,532	53	—	3,585
Resident services and fee income	—	—	31,849	31,849
Total revenues	17,487	9,103	31,849	58,439
Property operating and maintenance	4,765	79	21,873	26,717
Net operating income	$12,722	$9,024	$9,976	31,722
Acquisition and transaction related				(33,623)
General and administrative				(3,541)
Depreciation and amortization				(28,889)
Interest expense				(3,559)
Interest and other income				735
Gain on sale of investment securities				8
Income tax benefit (expense)				(565)
Net loss attributable to non-controlling interests				34
Net loss attributable to stockholders				$(37,678)

	Year Ended December 31, 2013
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$881	$670	$—	$1,551
Operating expense reimbursements	236	30	—	266
Resident services and fee income	—	—	—	—
Total revenues	1,117	700	—	1,817
Property operating and maintenance	92	30	—	122
Net operating income	$1,025	$670	$—	1,695
Acquisition and transaction related				(730)
General and administrative				(104)
Depreciation and amortization				(1,077)
Income tax benefit (expense)				(5)
Net loss attributable to stockholders				$(221)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2015	2014
ASSETS
Investments in real estate, net:
Medical office buildings	$839,041	$593,648
Triple-net leased healthcare facilities	447,893	355,962
Construction in progress	31,309	—
Seniors housing — operating properties	876,359	682,140
Total investments in real estate, net	2,194,602	1,631,750
Cash and cash equivalents	24,474	182,617
Restricted cash	4,647	1,778
Investment securities, at fair value	1,078	20,286
Receivable for sale of common stock	—	6
Straight-line rent receivable, net	11,470	2,325
Prepaid expenses and other assets	21,707	14,711
Deferred costs, net	14,014	4,237
Total assets	$2,271,992	$1,857,710
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Years Ended December 31,
(In thousand)	2015	2014	2013
Medical office buildings	$2,129	$609	$—
Triple-net leased healthcare facilities	540	—	—
Seniors housing — operating properties	2,701	134	—
Total capital expenditures	$5,370	$743	$—
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2016	$645	$74
2017	664	76
2018	668	78
2019	673	80
2020	671	82
Thereafter	79,980	7,848
Total minimum lease payments	$83,301	8,238
Less: amounts representing interest		(3,435)
Total present value of minimum lease payments		$4,803

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Total rental expense from operating leases was $0.4 million, $0.1 million and approximately $6,000 during the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015 and 2014, interest expense related to capital leases was $0.1 million and $0.2 million, respectively. There was no such expense during the year ended December 31, 2013.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of December 31, 2015, the Company had funded $10.0 million and $21.3 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of December 31, 2015, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 17 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015, 2014 and 2013:

(In thousands, except for share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$57,121	$59,516	$64,030	$66,373
Net loss attributable to stockholders	$(5,220)	$(13,421)	$(16,108)	$(6,992)
Basic and diluted weighted average shares outstanding	84,250,503	84,992,633	85,705,595	86,351,934
Basic and diluted loss per share	$(0.06)	$(0.16)	$(0.19)	$(0.08)

(In thousands, except for share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$1,387	$2,869	$11,818	$42,365
Net income (loss)	$(582)	$(4,147)	$(20,023)	$(12,926)
Basic and diluted weighted average shares outstanding	13,623,545	35,127,969	71,813,126	83,381,570
Basic and diluted income (loss) per share	$(0.04)	$(0.12)	$(0.28)	$(0.16)

(In thousands, except for share and per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$—	$27	$652	$1,138
Net income (loss)	$(47)	$(116)	$(399)	$341
Basic weighted average shares outstanding	8,888	379,911	2,559,022	5,579,635
Basic income (loss) per share	$(5.29)	$(0.31)	$(0.16)	$0.06
Diluted weighted average shares outstanding	8,888	379,911	2,559,022	5,624,600
Diluted income (loss) per share	$(5.29)	$(0.31)	$(0.16)	$0.05

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Amended and Restated SRP
On January 25, 2016, the board of directors of the Company unanimously approved an amended and restated share repurchase program (the “A&R SRP”). Effective February 28, 2016, beginning on and following the NAV Pricing Date, the repurchase price per share for requests other than for death or disability will be equal to the NAV, in each case multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the NAV at the time of repurchase beginning on and following the NAV Pricing Date.
Repurchases pursuant to the A&R SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the A&R SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any distribution reinvestment plan in effect from time to time; provided that the board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose.
Sponsor Transaction
In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.
Termination of Listing Advisory Services Agreements
On March 17, 2015, the Company formally engaged KeyBanc and RCS Capital and on May 20, 2015, the Company formally engaged BMO as financial advisors in connection with the Listing. While the Company's board of directors continues to monitor market conditions and other factors with respect to the Listing, the agreements with KeyBanc, RCS Capital and BMO were terminated in January 2016.
American National Stock Transfer, LLC Termination
On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016.
On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
Fresenius Medical Care - Winfield(5)	AL	5/10/2013	$—	$151	$1,568	$—	$1,719	$123
Adena Health Center - Jackson(5)	OH	6/28/2013	—	242	4,494	—	4,736	291
Ouachita Community Hospital - West Monroe	LA	7/12/2013	—	633	5,304	—	5,937	350
CareMeridian - Littleton	CO	8/8/2013	—	976	8,900	—	9,876	948
Oak Lawn Medical Center - Oak Lawn(5)	IL	8/21/2013	—	835	7,477	—	8,312	566
Surgery Center of Temple - Temple(5)	TX	8/30/2013	—	225	5,208	—	5,433	315
Greenville Health System - Greenville(5)	SC	10/10/2013	—	720	3,045	—	3,765	176
Arrowhead Medical Plaza II - Glendale	AZ	2/21/2014	—	—	9,707	216	9,923	573
Village Center Parkway - Stockbridge	GA	2/21/2014	—	1,135	2,299	131	3,565	154
Stockbridge Family Medical - Stockbridge	GA	2/21/2014	—	823	1,799	11	2,633	98
Creekside MOB - Douglasville	GA	4/30/2014	—	2,709	5,320	169	8,198	290
Bowie Gateway Medical Center - Bowie	MD	5/7/2014	5,969	983	10,321	—	11,304	467
Campus at Crooks & Auburn Building D - Rochester Hills	MI	5/19/2014	—	640	4,107	—	4,747	185
Medical Center of New Windsor - New Windsor	NY	5/22/2014	8,720	—	10,566	323	10,889	483
Plank Medical Center - Clifton Park	NY	5/22/2014	3,461	749	3,559	25	4,333	171
Cushing Center - Schenectady	NY	5/23/2014	4,184	—	12,489	7	12,496	559
Berwyn Medical Center - Berwyn(5)	IL	5/29/2014	—	1,305	7,559	—	8,864	312
Countryside Medical Arts - Safety Harbor	FL	5/30/2014	5,992	915	7,663	60	8,638	344
St. Andrews Medical Park - Venice	FL	5/30/2014	6,623	1,666	9,944	36	11,646	455
Campus at Crooks & Auburn Building C - Rochester Hills	MI	6/3/2014	3,555	609	3,842	130	4,581	177
Slingerlands Crossing Phase I - Bethlehem	NY	6/13/2014	6,680	3,865	5,919	—	9,784	272
Slingerlands Crossing Phase II - Bethlehem	NY	6/13/2014	7,777	1,707	9,715	148	11,570	431
UC Davis MOB - Elk Grove(5)	CA	7/15/2014	—	1,138	7,242	—	8,380	306
Laguna Professional Center - Elk Grove(5)	CA	7/15/2014	—	1,811	14,598	—	16,409	608
Big Spring Care Center - Humansville	MO	7/31/2014	—	230	6,514	—	6,744	346
Buffalo Prairie Care Center - Buffalo	MO	7/31/2014	—	230	4,098	—	4,328	241
Cassville Health Care & Rehab - Cassville	MO	7/31/2014	—	250	3,774	—	4,024	190
Country Aire Retirement Estates - Lewistown	MO	7/31/2014	—	400	4,546	—	4,946	283
Edgewood Manor Nursing Home - Raytown	MO	7/31/2014	—	591	851	—	1,442	48
Georgian Gardens - Potosi	MO	7/31/2014	—	500	6,359	—	6,859	387
Gregory Ridge Living Center - Kansas City	MO	7/31/2014	—	590	4,043	—	4,633	276
Marshfield Care Center - Marshfield	MO	7/31/2014	—	310	4,052	—	4,362	251

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
Parkway Health Care Center - Kansas City	MO	7/31/2014	—	630	4,229	—	4,859	232
Estate at Hyde Park - Tampa(5)	FL	7/31/2014	—	1,777	20,153	—	21,930	902
Autumn Ridge of Clarkston - Clarkston(5)	MI	8/12/2014	—	655	19,834	78	20,567	905
Sunnybrook of Burlington - Burlington(5)	IA	8/26/2014	—	518	16,651	16	17,185	722
Sunnybrook of Carroll - Carroll(5)	IA	8/26/2014	—	473	11,150	15	11,638	444
Sunnybrook of Fairfield - Fairfield(5)	IA	8/26/2014	—	340	14,028	37	14,405	621
Sunnybrook of Ft. Madison - Ft. Madison(5)	IA	8/26/2014	—	550	9,024	17	9,591	397
Sunnybrook of Mt. Pleasant - Mt. Pleasant(5)	IA	8/26/2014	—	205	10,811	115	11,131	397
Sunnybrook of Muscatine - Muscatine	IA	8/26/2014	—	302	13,752	16	14,070	553
Prairie Hills at Cedar Rapids -Cedar Rapids(5)	IA	8/26/2014	—	195	8,544	9	8,748	340
Prairie Hills at Clinton - Clinton(5)	IA	8/26/2014	—	890	18,801	24	19,715	771
Prairie Hills at Des Moines - Des Moines	IA	8/26/2014	—	647	13,645	31	14,323	612
Prairie Hills at Tipton - Tipton	IA	8/26/2014	—	306	10,370	—	10,676	382
Prairie Hills at Independence - Independence(5)	IA	8/26/2014	—	473	10,534	3	11,010	412
Prairie Hills at Ottumwa - Ottumwa(5)	IA	8/26/2014	—	538	9,100	24	9,662	382
Sunnybrook of Burlington - Land - Burlington	IA	8/26/2014	—	620	—	—	620	—
Benedictine Cancer Center - Kingston	NY	8/27/2014	6,811	—	13,274	—	13,274	462
Buchanan Meadows - Buchanan	MI	8/29/2014	—	288	6,988	—	7,276	304
Crystal Springs - Kentwood	MI	8/29/2014	—	661	14,507	—	15,168	696
Golden Orchards - Fennville	MI	8/29/2014	—	418	5,318	—	5,736	215
Lakeside Vista - Holland	MI	8/29/2014	—	378	12,196	—	12,574	518
Liberty Court - Dixon	IL	8/29/2014	—	119	1,957	—	2,076	93
Prestige Centre - Buchanan	MI	8/29/2014	—	297	2,207	—	2,504	112
Prestige Commons - Chesterfield Twp	MI	8/29/2014	—	318	5,346	—	5,664	216
Prestige Pines - Dewitt	MI	8/29/2014	—	476	3,065	—	3,541	176
Prestige Place - Clare	MI	8/29/2014	—	59	1,169	—	1,228	98
Prestige Point - Grand Blanc	MI	8/29/2014	—	268	3,037	—	3,305	156
Prestige Way - Holt	MI	8/29/2014	—	527	5,269	—	5,796	264
The Atrium - Rockford	IL	8/29/2014	—	367	4,385	—	4,752	202
Waldon Woods - Wyoming	MI	8/29/2014	—	527	5,696	—	6,223	332
Whispering Woods - Grand Rapids	MI	8/29/2014	—	806	12,204	—	13,010	596
Arrowhead Medical Plaza I - Glendale	AZ	9/10/2014	—	—	6,377	53	6,430	218

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
Golden Years - Harrisonville	MO	9/11/2014	—	620	8,401	—	9,021	435
Cardiovascular Consultants of Cape Girardeau Medical Office Building- Cape Girardeau(5)	MO	9/18/2014	—	1,624	5,303	—	6,927	247
FOC Clinical - Mechanicsburg(5)	PA	9/26/2014	—	—	19,634	—	19,634	699
Brady MOB - Harrisburg(5)	PA	9/26/2014	—	—	22,485	—	22,485	709
Community Health MOB - Harrisburg(5)	PA	9/26/2014	—	—	6,170	—	6,170	199
FOC I - Mechanicsburg(5)	PA	9/26/2014	—	—	8,923	21	8,944	326
FOC II - Mechanicsburg(5)	PA	9/26/2014	—	—	16,473	—	16,473	591
Landis Memorial - Harrisburg(5)	PA	9/26/2014	—	—	32,484	—	32,484	1,028
Copper Springs Senior Living - Meridian(5)	ID	9/29/2014	—	498	7,053	71	7,622	376
Benton House - Brunswick - Brunswick(5)	GA	9/30/2014	—	1,509	14,385	7	15,901	608
Benton House - Dublin - Dublin(5)	GA	9/30/2014	—	403	9,254	20	9,677	425
Benton House - Johns Creek - Johns Creek(5)	GA	9/30/2014	—	997	11,849	51	12,897	512
Benton House - Lee's Summit - Lee's Summit(5)	MO	9/30/2014	—	2,734	24,970	15	27,719	975
Benton House - Roswell - Roswell(5)	GA	9/30/2014	—	1,000	8,509	69	9,578	413
Benton House - Titusville - Titusville(5)	FL	9/30/2014	—	1,379	13,827	70	15,276	626
Allegro at Elizabethtown - Elizabethtown(5)	KY	9/30/2014	—	317	7,261	124	7,702	351
Allegro at Jupiter - Jupiter(5)	FL	9/30/2014	—	3,741	49,413	49	53,203	1,938
Allegro at St Petersburg - St Petersburg(5)	FL	9/30/2014	—	3,791	7,950	143	11,884	483
Allegro at Stuart - Stuart(5)	FL	9/30/2014	—	5,018	60,505	102	65,625	2,423
Allegro at Tarpon - Tarpon Springs(5)	FL	9/30/2014	—	2,360	13,412	42	15,814	680
Allegro at St Petersburg - Land - St Petersburg	FL	9/30/2014	—	3,045	—	—	3,045	—
Gateway Medical Office Building - Clarksville	TN	10/3/2014	—	—	16,367	242	16,609	531
757 Building - Munster(5)	IN	10/17/2014	—	645	7,885	—	8,530	241
Dyer Building - Dyer(5)	IN	10/17/2014	—	601	8,867	67	9,535	269
759 Building - Munster(5)	IN	10/17/2014	—	1,101	8,899	—	10,000	279
761 Building - Munster(5)	IN	10/17/2014	—	1,436	8,580	—	10,016	279
Schererville Building - Schererville	IN	10/17/2014	—	1,260	750	96	2,106	42
Nuvista at Hillsborough - Lutz	FL	10/17/2014	—	913	17,176	—	18,089	896
Nuvista at Wellington Green - Wellington(5)	FL	10/17/2014	—	4,273	42,098	—	46,371	1,838
Mount Vernon Medical Office Building - Mount Vernon	WA	11/25/2014	—	—	18,519	—	18,519	544
Meadowbrook Senior Living - Agoura Hills(5)	CA	11/25/2014	—	8,821	48,454	10	57,285	1,523

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
Hampton River Medical Arts Building - Hampton(5)	VA	12/3/2014	—	—	17,706	—	17,706	542
Careplex West Medical Office Building- Hampton(5)	VA	12/3/2014	—	2,628	16,098	—	18,726	465
Wellington at Hershey's Mill - West Chester(5)	PA	12/3/2014	—	8,531	78,409	334	87,274	2,431
Eye Specialty Group Medical Building - Memphis(5)	TN	12/5/2014	—	775	7,223	—	7,998	205
Benton House - Alpharetta	GA	12/10/2014	—	1,604	26,055	10	27,669	890
Benton House - Prairie Village - Prairie Village(5)	KS	12/10/2014	—	1,782	21,831	7	23,620	767
Medical Sciences Pavilion - Harrisburg(5)	PA	12/15/2014	—	—	22,309	—	22,309	612
Bloom MOB - Harrisburg(5)	PA	12/15/2014	—	—	15,928	20	15,948	450
Pinnacle Center - Southaven(5)	MS	12/16/2014	—	1,378	6,418	189	7,985	201
Wood Glen Nursing and Rehab Center - West Chicago	IL	12/16/2014	—	1,896	16,107	—	18,003	654
Paradise Valley Medical Plaza - Phoenix(5)	AZ	12/29/2014	—	—	25,187	358	25,545	671
Victory Medical Center at Craig Ranch - McKinney	TX	12/30/2014	—	1,596	40,389	4	41,989	1,031
Capitol Healthcare & Rehab Centre - Springfield	IL	12/31/2014	—	603	21,690	—	22,293	853
Colonial Healthcare & Rehab Centre- Princeton	IL	12/31/2014	—	173	5,872	—	6,045	301
Morton Terrace Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	709	5,650	—	6,359	296
Morton Villa Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	645	3,665	—	4,310	178
Rivershores Healthcare & Rehab Centre - Marseilles	IL	12/31/2014	—	1,276	6,869	—	8,145	296
The Heights Healthcare & Rehab Centre - Peoria Heights	IL	12/31/2014	—	213	7,952	—	8,165	359
Specialty Hospital - Mesa	AZ	1/14/2015	—	1,977	16,146	266	18,389	417
Specialty Hospital - Sun City	AZ	1/14/2015	—	2,329	15,795	274	18,398	411
Benton House - Shoal Creek - Kansas City(5)	MO	2/2/2015	—	3,723	22,206	10	25,939	650
Aurora Health Center - Green Bay(6)	WI	3/18/2015	—	1,130	1,678	—	2,808	41
Aurora Health Center - Greenville(6)	WI	3/18/2015	—	259	958	—	1,217	25
Aurora Health Center - Plymouth(6)	WI	3/18/2015	—	2,891	24,224	—	27,115	525
Aurora Health Center - Waterford(6)	WI	3/18/2015	—	590	6,452	—	7,042	135
Aurora Health Center - Wautoma(6)	WI	3/18/2015	—	1,955	4,361	—	6,316	95
Aurora Sheyboyan Clinic - Kiel(6)	WI	3/18/2015	—	676	2,214	—	2,890	48
Arbor View Assisted Living and Memory Care - Burlington	WI	3/31/2015	—	367	7,815	—	8,182	226
Advanced Orthopedic Medical Center - Richmond(5)	VA	4/7/2015	—	1,523	19,229	—	20,752	383
Palm Valley Medical Plaza - Goodyear	AZ	4/7/2015	3,525	1,890	4,876	29	6,795	109
Physicians Plaza of Roane County - Harriman(5)	TN	4/27/2015	—	1,746	7,813	—	9,559	147
Adventist Health Lacey Medical Plaza - Hanford(5)	CA	4/29/2015	—	328	13,267	—	13,595	225

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
Commercial Center - Peoria	AZ	5/15/2015	—	959	1,076	31	2,066	24
Medical Center I - Peoria	AZ	5/15/2015	—	807	1,077	231	2,115	36
Medical Center II - Peoria	AZ	5/15/2015	—	945	1,304	41	2,290	31
Medical Center III - Peoria	AZ	5/15/2015	—	673	1,597	48	2,318	32
Dental Arts Building - Peoria	AZ	5/15/2015	—	156	152	6	314	3
Redwood Radiology and Outpatient Center - Santa Rosa(5)	CA	6/17/2015	—	3,701	11,314	—	15,015	152
Morrow Medical Center - Morrow	GA	6/24/2015	—	1,155	5,618	6	6,779	77
Belmar Medical Building - Lakewood	CO	6/29/2015	—	819	4,273	—	5,092	58
Addington Place of Northville - Northville	MI	6/30/2015	—	440	14,975	6	15,421	241
Medical Center V - Peoria	AZ	7/10/2015	3,231	1,089	3,145	37	4,271	44
Legacy Medical Village - Plano(5)	TX	7/10/2015	—	3,755	31,021	—	34,776	417
Conroe Medical Arts and Surgery Center - Conroe(5)	TX	7/10/2015	—	1,965	12,032	—	13,997	175
Scripps Cedar Medical Center - Vista(5)	CA	8/6/2015	—	1,213	14,531	—	15,744	157
NuVista Institute for Healthy Living - Jupiter	FL	8/7/2015	—	10,000	—	—	10,000	—
Ocean Park of Brookings - Brookings	OR	9/1/2015	—	861	8,367	—	9,228	92
Ramsey Woods - Cudahy	WI	10/2/2015	—	930	4,990	—	5,920	44
East Coast Square North - Morehead City	NC	10/15/2015	—	899	4,761	—	5,660	32
East Coast Square West - Cedar Point	NC	10/15/2015	—	1,535	4,803	—	6,338	33
Eastside Cancer Institute - Greenville	SC	10/22/2015	—	1,498	6,637	—	8,135	30
Sassafras Medical Building - Erie	PA	10/22/2015	—	928	4,538	—	5,466	20
Sky Lakes Klamath Medical Clinic - Klamath Falls	OR	10/22/2015	—	433	2,604	—	3,037	12
Courtyard Fountains - Gresham	OR	12/1/2015	24,999	2,476	50,534	—	53,010	130
Presence Healing Arts Pavilion - New Lenox	IL	12/4/2015	—	—	6,761	—	6,761	15
Mainland Medical Arts Pavilion - Texas City	TX	12/4/2015	—	320	7,823	—	8,143	18
Renaissance on Peachtree - Atlanta	GA	12/15/2015	—	4,535	68,605	9	73,149	171
Fox Ridge Senior Living at Bryant - Bryant	AR	12/29/2015	7,825	1,687	12,862	—	14,549	—
Fox Ridge Senior Living at Chenal - Little Rock	AR	12/29/2015	17,801	6,896	20,484	—	27,380	—
Fox Ridge Senior Living at Parkstone - North Little Rock	AR	12/29/2015	11,045	—	19,190	—	19,190	—

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
Autumn Leaves of Clear Lake - Houston	TX	12/31/2015	—	1,599	13,194	—	14,793	—
Autumn Leaves of Cy-Fair - Houston	TX	12/31/2015	—	1,225	11,335	—	12,560	—
Autumn Leaves of Meyerland- Houston	TX	12/31/2015	—	2,033	13,410	—	15,443	—
Autumn Leaves of the Woodlands - The Woodlands	TX	12/31/2015	—	2,413	9,140	—	11,553	—
Encumbrances allocated based on note below (6)			31,257
Total			$159,455	$192,790	$1,880,904	$4,809	$2,078,503	$60,575
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $241.5 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2015 is $2.2 billion (unaudited).

(3)	The accumulated depreciation column excludes $86.1 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(5)	These unencumbered properties collateralize a Credit Facility of up to $565.0 million, which had $430.0 million of outstanding borrowings as of December 31, 2015.

(6)	These properties cross collateralize a mortgage note payable of $31.3 million as of December 31, 2015.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013:

	December 31,
(In thousands)	2015	2014	2013
Real estate investments, at cost:
Balance at beginning of year	$1,475,848	$39,778	$—
Additions-Acquisitions	602,655	1,436,070	39,778
Disposals	—	—	—
Balance at end of the year	$2,078,503	$1,475,848	$39,778

Accumulated depreciation and amortization:
Balance at beginning of year	$11,791	$814	$—
Depreciation expense	48,784	10,977	814
Disposals	—	—	—
Balance at end of the year	$60,575	$11,791	$814

See accompanying report of independent registered public accounting firm.