Form 10-Q
period 2016-03-31
Healthcare Trust, Inc.
filed 2016-05-13
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
As of April 30, 2016, the registrant had 87,204,088 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$192,790	$192,790
Buildings, fixtures and improvements	1,887,134	1,885,713
Construction in progress	27,180	21,309
Acquired intangible assets	241,459	241,459
Total real estate investments, at cost	2,348,563	2,341,271
Less: accumulated depreciation and amortization	(171,672)	(146,669)
Total real estate investments, net	2,176,891	2,194,602
Cash and cash equivalents	36,509	24,474
Restricted cash	4,299	4,647
Investment securities, at fair value	1,070	1,078
Straight-line rent receivable, net	13,927	11,470
Prepaid expenses and other assets	22,237	21,707
Deferred costs, net	11,094	11,864
Total assets	$2,266,027	$2,269,842
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$152,803	$157,305
Mortgage premiums and discounts, net	1,889	2,403
Credit facility	460,000	430,000
Market lease intangible liabilities, net	22,355	22,994
Accounts payable and accrued expenses (including $781 and $536 due to related parties as of March 31, 2016 and December 31, 2015, respectively)	29,303	38,449
Deferred rent	4,740	4,356
Distributions payable	12,521	12,518
Total liabilities	683,611	668,025
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 86,933,798 and 86,135,411 shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	869	861
Additional paid-in capital	1,926,513	1,907,549
Accumulated other comprehensive income (loss)	(13)	(6)
Accumulated deficit	(354,472)	(316,284)
Total stockholders' equity	1,572,897	1,592,120
Non-controlling interests	9,519	9,697
Total equity	1,582,416	1,601,817
Total liabilities and equity	$2,266,027	$2,269,842
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$26,592	$20,856
Operating expense reimbursements	3,709	3,130
Resident services and fee income	45,202	33,135
Contingent purchase price consideration	6	—
Total revenues	75,509	57,121

Expenses:
Property operating and maintenance	38,792	27,477
Operating fees to related parties	5,155	—
Acquisition and transaction related	42	1,999
General and administrative	3,987	2,599
Depreciation and amortization	24,615	29,448
Total expenses	72,591	61,523
Operating income (loss)	2,918	(4,402)
Other income (expense):
Interest expense	(4,984)	(1,373)
Interest and other income	22	273
Gain on sale of investment securities	—	286
Total other expenses	(4,962)	(814)
Loss before income tax and non-controlling interests	(2,044)	(5,216)
Income tax benefit (expense)	483	(29)
Net loss	(1,561)	(5,245)
Net loss attributable to non-controlling interests	6	25
Net loss attributable to stockholders	(1,555)	(5,220)

Other comprehensive loss:
Unrealized gain (loss) on investment securities, net	(7)	45
Comprehensive loss attributable to stockholders	$(1,562)	$(5,175)

Basic and diluted weighted-average shares outstanding	86,658,678	84,250,503
Basic and diluted net loss per share	$(0.02)	$(0.06)
Distributions declared per share	$0.42	$0.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	86,135,411	$861	$1,907,549	$(6)	$(316,284)	$1,592,120	$9,697	$1,601,817
Common stock issued through distribution reinvestment plan	805,047	8	19,112	—	—	19,120	—	19,120
Common stock repurchases	(6,660)	—	(163)	—	—	(163)	—	(163)
Equity-based compensation, net	—	—	15	—	—	15	—	15
Distributions declared	—	—	—	—	(36,633)	(36,633)	—	(36,633)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(172)	(172)
Unrealized loss on investments	—	—	—	(7)	—	(7)	—	(7)
Net loss	—	—	—	—	(1,555)	(1,555)	(6)	(1,561)
Balance, March 31, 2016	86,933,798	$869	$1,926,513	$(13)	$(354,472)	$1,572,897	$9,519	$1,582,416

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,561)	$(5,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,615	29,448
Amortization of deferred financing costs	1,139	480
Amortization of mortgage premiums and discounts, net	(514)	(332)
Amortization of market lease and other intangibles, net	27	17
Bad debt expense	386	667
Equity-based compensation	15	1
Gain on sale of investment securities	—	(286)
Changes in assets and liabilities:
Straight-line rent receivable	(3,161)	(2,409)
Prepaid expenses and other assets	1,699	(1,430)
Accounts payable, accrued expenses and other liabilities	2,707	2,796
Deferred rent	384	1,032
Restricted cash	348	(208)
Net cash provided by operating activities	26,084	24,531
Cash flows from investing activities:
Investments in real estate	(5,872)	(90,553)
Deposits paid for unconsummated acquisitions	(2,000)	(2,025)
Capital expenditures	(1,813)	(1,088)
Purchases of investment securities	—	(49)
Proceeds from sales of investment securities	—	4,207
Net cash used in investing activities	(9,685)	(89,508)
Cash flows from financing activities:
Proceeds from credit facility	30,000	—
Payments of mortgage notes payable	(4,664)	(286)
Payments of deferred financing costs	(3)	(594)
Proceeds from issuance of common stock	—	6
Common stock repurchases	(12,015)	(1,292)
Payments of offering costs and fees related to common stock issuances	—	(629)
Distributions paid	(17,510)	(16,009)
Distributions to non-controlling interest holders	(172)	(178)
Net cash used in financing activities	(4,364)	(18,982)
Net change in cash and cash equivalents	12,035	(83,959)
Cash and cash equivalents, beginning of period	24,474	182,617
Cash and cash equivalents, end of period	$36,509	$98,658

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,543	$1,229
Cash paid for taxes	—	44

Non-cash investing and financing activities:
Accrued repurchases included in accounts payable and accrued expenses	$163	$1,678
Assumption of mortgage notes payable used to acquire investments in real estate	—	31,536
Premiums on assumed mortgage notes payable	—	2,536
Common stock issued through distribution reinvestment plan	19,120	19,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of March 31, 2016, the Company owned 166 properties located in 29 states and comprised of 8.5 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of March 31, 2016, the Company had received $2.2 billion from its IPO including proceeds received under the distribution reinvestment plan ("DRIP").
In 2015, the Company’s board of directors determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. The Company's board of directors, led by its independent directors, announced in April 2016 that it had initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. See Note 16 — Subsequent Events — Review of Strategic Alternatives.
On April 11, 2016 (the "NAV Pricing Date"), the Company's board of directors approved an estimate of per share net asset value ("NAV"). Subsequent valuations will occur periodically, at the discretion of the Company's board of directors, provided that such calculations will be made at least annually. Pursuant to the DRIP, the Company's stockholders can elect to reinvest distributions by purchasing shares of the Company's common stock. Prior to the NAV Pricing Date, the Company offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 11, 2016, the Company began offering shares pursuant to the DRIP at the then-current NAV approved by the Company's board of directors (see Note 8 — Common Stock).
The Company has no employees. Healthcare Trust Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained Healthcare Trust Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements from the Company for services related to managing its business. The Advisor, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner") and Property Manager also have received or will receive compensation, fees and expense reimbursements related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016 other than the updates described below.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Reclassifications
Certain prior year amounts within rental income, resident services and fee income, cash flows from operating activities and cash flows from financing activities have been reclassified to conform with the current year presentation.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests as of and during the period consolidated. All inter-company accounts and transactions have been eliminated in consolidation.
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
The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption was permitted provided that the guidance was applied from the beginning of the fiscal year of adoption. The Company elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations and cash flows.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company has elected to adopt this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of this new guidance on its consolidated financial statements and has determined that the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, this standard did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $2.0 million and $2.2 million of deferred financing costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable, net of deferred financing costs in the Company's consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company elected to adopt this guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to the Company's financial position, results of operations and cash flows.
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
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.
Note 3 — Real Estate Investments
The Company owned 166 properties as of March 31, 2016. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2016	2015
Real estate investments, at cost:
Land	$—	$15,892
Buildings, fixtures and improvements	—	102,168
Construction in progress	5,872	—
Total tangible assets	5,872	118,060
Acquired intangibles:
In-place leases	—	14,286
Market lease liabilities	—	(4,722)
Total assets and liabilities acquired, net	5,872	127,624
Mortgage notes payable assumed to acquire real estate investments	—	(31,536)
Premiums on mortgages assumed	—	(2,535)
Deposits for real estate acquisitions	—	(3,000)
Cash paid for acquired real estate investments	$5,872	$90,553
Number of properties purchased	—	10
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	March 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$202,608	$91,868	$110,740	$202,608	$82,390	$120,218
Intangible market lease assets	28,262	4,013	24,249	28,262	3,393	24,869
Other intangible assets	10,589	375	10,214	10,589	309	10,280
Total acquired intangible assets	$241,459	$96,256	$145,203	$241,459	$86,092	$155,367
Intangible market lease liabilities	$25,613	$3,258	$22,355	$25,613	$2,619	$22,994

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

For the three months ended March 31, 2016 and 2015, amortization of in-place leases and other intangible assets of $9.5 million and $18.3 million, respectively, is included in depreciation and amortization expense on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, net amortization of intangible market lease assets and liabilities relating to assumed tenant leases of $0.1 million and approximately $38,000, respectively, is deducted from rental income on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, net amortization of intangible market lease assets and liabilities related to assumed leasehold interests of approximately $43,000 and $0.1 million, respectively, is included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	April 1, 2016 — December 31, 2016	2017	2018	2019	2020
In-place lease assets	$25,037	$16,322	$14,031	$11,465	$9,106
Other intangible assets	199	265	265	265	265
Total to be added to amortization expense	$25,236	$16,587	$14,296	$11,730	$9,371

Above-market lease assets	$(1,642)	$(1,888)	$(1,367)	$(1,079)	$(737)
Below-market lease liabilities	1,801	2,115	1,886	1,605	1,450
Total to be added to rental income	$159	$227	$519	$526	$713

Below-market ground lease assets	$159	$212	$212	$212	$212
Above-market ground lease liabilities	(30)	(39)	(39)	(39)	(39)
Total to be added to property operating and maintenance expense	$129	$173	$173	$173	$173
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2016.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2016 — December 31, 2016	$71,180
2017	94,720
2018	89,971
2019	83,871
2020	77,696
Thereafter	511,921
Total	$929,359

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016 and 2015, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2016 and 2015:

	March 31,
State	2016	2015
Florida	18.7%	23.6%
Iowa	10.1%	13.0%
Pennsylvania	11.7%	14.3%
Note 4 — Investment Securities
As of March 31, 2016 and December 31, 2015, the Company had investment securities with an aggregate fair value of $1.1 million. These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of March 31, 2016 and December 31, 2015:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Equity securities	$1,084	$11	$(25)	$1,070
December 31, 2015
Equity securities	$1,084	$19	$(25)	$1,078
The Company's investments in preferred stock have not been in a continuous unrealized loss position during the last twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of March 31, 2016 to be temporary. Therefore no impairment was recorded during the three months ended March 31, 2016.
During the three months ended March 31, 2015, the Company sold certain of its investments in preferred stock and its investment in a senior note with a cost of $3.9 million for $4.2 million which resulted in a realized gain on sale of investment of $0.3 million. No investment securities were sold by the Company during the three months ended March 31, 2016.
The Company's preferred stock investments, with an aggregate fair value of $1.1 million as of March 31, 2016, are redeemable at the respective issuer's option five years after issuance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
As of March 31, 2016, the balance outstanding under the Credit Facility was $460.0 million, with an effective interest rate of 2.7%. The Company's unused borrowing capacity was $105.0 million, based on assets assigned to the Credit Facility as of March 31, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There was $430.0 million in advances outstanding as of December 31, 2015.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of March 31, 2016 and 2015:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	March 31, 2016	December 31, 2015			Interest Rate		Maturity
		(In thousands)	(In thousands)
Bowie Gateway Medical Center - Bowie, MD	1	$5,946	$5,969	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,691	8,720	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,449	3,461	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	—	—	4,184	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,970	5,992	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,599	6,623	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	1	3,537	3,555	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,657	6,680	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,751	7,777	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,788	6,811	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,157	31,257	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,501	3,525	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,212	3,232	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,999	24,999	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,794	7,825	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,735	17,800	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	11,005	11,045	3.98%		Fixed		May 2047
Gross mortgage notes payable	23	154,791	159,455	5.31%	(3)
Deferred financing costs, net of accumulated amortization		(1,988)	(2,150)
Mortgage notes payable, net of deferred financing costs		$152,803	$157,305
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments starting in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016, the Company had pledged $279.3 million in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2016:

(In thousands)	Future Principal Payments
April 1, 2016 — December 31, 2016	$10,986
2017	34,832
2018	31,893
2019	13,324
2020	24,279
Thereafter	39,477
Total	$154,791
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2016
Investment securities	$1,070	$—	$—	$1,070
December 31, 2015
Investment securities	$1,078	$—	$—	$1,078
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable	3	$156,680	$159,802	$161,858	$162,654
Credit Facility	3	$460,000	$460,000	$430,000	$430,000
_______________________________

(1)
Carrying value includes gross mortgage notes payable of $154.8 million and $159.5 million and mortgage premiums and discounts, net of $1.9 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, because the Credit Facility's interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of March 31, 2016 and December 31, 2015, the Company had 86.9 million and 86.1 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds of $2.2 billion and $2.1 billion, respectively, including proceeds from shares issued pursuant to the DRIP.
In April 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $1.70 per annum, and, for calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0046448087 per day per share of common stock to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Company's board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program (as amended, the "SRP") which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Prior to the time that the Company’s shares are listed on a national securities exchange and until the NAV Pricing Date (other than with respect to a repurchase request that is made in connection with a stockholder's death or disability), the repurchase price per share depends on the length of time investors have held such shares, as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase price will be equal to the price actually paid for each share.
In accordance with the SRP Amendment (described below) and beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to its NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices will be equal to NAV at the time of repurchase. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
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
On January 26, 2016, the Company's board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Company's board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Three months ended March 31, 2016 (2)	6,660	24.36
Cumulative repurchases as of March 31, 2016 (1)(2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04 were unfulfilled. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to March 31, 2016.

(2)
Includes additional accrued repurchases consisting of 6,660 shares for $0.2 million at an average repurchase price per share of $24.36, which were completed in April and May 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. The additional shares will be deducted from the applicable limits of the SRP Amendment when processing share repurchases for the first fiscal semester of 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2016 and 2015, the Company issued 0.8 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $19.1 million and $19.2 million, respectively.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2016 and December 31, 2015, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Former Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Former Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. During the three months ended March 31, 2015, the Company received approximately $2,000 from the Former Dealer Manager for a unconsummated share transaction. The Company did not incur any commissions or fees in connection with the sale of the Company's common stock in the IPO from the Former Dealer Manager during the three months ended March 31, 2016. The Company did not have any amounts outstanding to the Former Dealer Manager for fees in connection with the sale of the Company's common stock in the IPO as of March 31, 2016 or December 31, 2015.
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The Company did not incur any charges or reimbursements for services relating to the IPO from the Advisor or any of its affiliates during the three months ended March 31, 2016 or 2015. The Company did not have any amounts outstanding to the Advisor or any of its affiliates for charges or reimbursements for services relating to the IPO as of March 31, 2016 or December 31, 2015.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units were intended to be profit interests and vest, and are no longer subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2016, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provides that the Company will cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the NAV Pricing Date, each share will be valued at $22.50, (b) after the NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share will be valued at the then-current NAV per share and (c) at all other times, each share shall be valued by the board of directors in good faith at the fair market value.
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
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of December 31, 2014. The Former Dealer Manager and its affiliates also previously provided transfer agency services, as well as transaction management and other professional services. These fees were included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable (Receivable) as of
	2016		2015		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2016	2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$857	$—	$—	$—
Acquisition cost reimbursements	—	—	429	—	—	—
Financing coordination fees	—	—	236	—	—	—
Ongoing fees:
Asset management fees (1)	4,384	—	—	—	—	(5)
Property management fees	771	—	—	589	(5)	(10)
Professional fees and reimbursements	1,003	—	857	—	786	499
Distributions on Class B Units	152	—	45	—	—	52
Total related party operation fees and reimbursements	$6,310	$—	$2,424	$589	$781	$536
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance based Class B Units for asset management services. As of March 31, 2016, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company will pay an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and will no longer issue any Class B Units.

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
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. During the three months ended March 31, 2015, the Advisor elected to forgive $0.6 million in fees. There were no such fees forgiven during the three months ended March 31, 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three months ended March 31, 2016 or 2015.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company was also party to a transfer agency agreement with ANST, a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
In 2015, the Company’s board of directors determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. Accordingly, in March 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Former Dealer Manager, and in May 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they each would have received a listing advisory fee equal to $1.5 million if the Company's shares were listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital each would have received a proposed transaction fee equal to 0.25% of the value of the transaction. The agreements with KeyBanc, RCS Capital and BMO were terminated in January 2016. No fees were incurred in connection with these agreements during the three months ended March 31, 2016 or 2015.
The Company’s board of directors, led by its independent directors, announced in April 2016 that it had initiated a strategic review process to identify, examine and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. See Note 16 — Subsequent Events — Review of Strategic Alternatives.
Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2016 or 2015.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2016 or 2015.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2016 or 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
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
March 31, 2016
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	11,731	$22.50
Granted	—	—
Vested	(800)	22.50
Forfeitures	—	—
Unvested, March 31, 2016	10,931	$22.50
As of March 31, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.5 years. Compensation expense related to restricted stock was approximately $15,000 and $1,000 during the three months ended March 31, 2016 and 2015, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2016 or 2015.
Note 12 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of March 31, 2016 and 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP Units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.
A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three months ended March 31, 2016 and 2015, non-controlling interest holders were paid distributions of $0.2 million.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table summarizes the activity related to investment arrangements with the unaffiliated third party:

				As of March 31, 2016		As of December 31, 2015		Distributions for the Three Months Ended March, 31
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of March 31, 2016	Non-Controlling Ownership Percentage as of March 31, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2016	2015
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$500	4.1%	$10,577	$—	$10,561	$—	$—	$—
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss attributable to stockholders (in thousands)	$(1,555)	$(5,220)
Basic and diluted weighted-average shares outstanding	86,658,678	84,250,503
Basic and diluted net loss per share	$(0.02)	$(0.06)
The Company had the following potentially dilutive securities as of March 31, 2016 and 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	March 31,
	2016	2015
Unvested restricted stock	10,931	5,599
OP Units	405,998	405,998
Class B units	359,250	107,885
Total common share equivalents	776,179	519,482
Note 14 — Segment Reporting
During the three months ended March 31, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,603	$9,989	$—	$26,592
Operating expense reimbursements	3,677	32	—	3,709
Resident services and fee income	—	—	45,202	45,202
Contingent purchase price consideration	6	—	—	6
Total revenues	20,286	10,021	45,202	75,509
Property operating and maintenance	5,771	636	32,385	38,792
Net operating income	$14,515	$9,385	$12,817	36,717
Operating fees to related parties				(5,155)
Acquisition and transaction related				(42)
General and administrative				(3,987)
Depreciation and amortization				(24,615)
Interest expense				(4,984)
Interest and other income				22
Income tax benefit (expense)				483
Net loss attributable to non-controlling interests				6
Net loss attributable to stockholders				$(1,555)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	Three Months Ended March 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$11,480	$9,376	$—	$20,856
Operating expense reimbursements	3,098	32	—	3,130
Resident services and fee income	—	—	33,135	33,135
Total revenues	14,578	9,408	33,135	57,121
Property operating and maintenance	4,849	72	22,556	27,477
Net operating income	$9,729	$9,336	$10,579	29,644
Acquisition and transaction related				(1,999)
General and administrative				(2,599)
Depreciation and amortization				(29,448)
Interest expense				(1,373)
Interest and other income				273
Gain on sale of investment securities				286
Income tax benefit (expense)				(29)
Net loss attributable to non-controlling interests				25
Net loss attributable to stockholders				$(5,220)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	March 31,	December 31,
(In thousands)	2016	2015
ASSETS
Investments in real estate, net:
Medical office buildings	$829,928	$839,041
Triple-net leased healthcare facilities	443,888	447,893
Construction in progress	37,180	31,309
Seniors housing — operating properties	865,895	876,359
Total investments in real estate, net	2,176,891	2,194,602
Cash and cash equivalents	36,509	24,474
Restricted cash	4,299	4,647
Investment securities, at fair value	1,070	1,078
Straight-line rent receivable, net	13,927	11,470
Prepaid expenses and other assets	22,237	21,707
Deferred costs, net	11,094	11,864
Total assets	$2,266,027	$2,269,842

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015
Medical office buildings	$664	$445
Triple-net leased healthcare facilities	99	60
Seniors housing — operating properties	1,050	162
Total capital expenditures	$1,813	$667
Note 15 — Commitments and Contingencies
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
April 1, 2016 — December 31, 2016	$497	$56
2017	664	76
2018	668	78
2019	673	80
2020	671	82
Thereafter	79,997	7,847
Total minimum lease payments	$83,170	8,219
Less: amounts representing interest		(3,414)
Total present value of minimum lease payments		$4,805
Total rental expense from operating leases was $0.2 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, interest expense related to capital leases was approximately $21,000.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of March 31, 2016, the Company had funded $10.0 million and $27.2 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of March 31, 2016, there were no amounts outstanding due to the Company pursuant to the loan agreement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Net Asset Value
On April 11, 2016, the Company's board of directors approved an estimate of per share NAV. As of this date, the Company began offering shares pursuant to the DRIP at the then-current NAV approved by the Company's board of directors.
Review of Strategic Alternatives
The Company's board of directors, led by its independent directors, announced on April 22, 2016 that it had initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. In connection with such process, the Company's board of directors has, among other things, (i) formed a special committee to address conflicts of interest; (ii) engaged financial advisors; and (iii) retained Gibson, Dunn & Crutcher LLP as special legal counsel for the process.
The board of directors has not made a decision to enter into any transaction at this time, and there are no assurances that the consideration of strategic alternatives will result in any transaction. The Company does not intend to comment on or disclose developments regarding the process unless it deems further disclosure is appropriate or required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Healthcare Trust, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to Healthcare Trust, Inc., a Maryland corporation, including, as required by context, Healthcare Trust Operating Partnership, LP (our "OP"), a Delaware limited partnership, and its subsidiaries. The Company is externally managed by Healthcare Trust Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders and, as such, we may be required to fund distributions from borrowings, which may be at unfavorable rates and could restrict the amount we can borrow for investments and other purposes, or depend on our Advisor or our property manager, Healthcare Trust Properties, LLC (the "Property Manager") to waive fees or reimbursement of certain expenses and fees to fund our operations. There is no assurance these entities will waive such amounts or that we will be able to borrow funds at all.

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

•
Commencing on April 11, 2016, the day we published our net asset value ("NAV"), the offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan ("DRIP"), will be based on NAV, which may not accurately reflect the value of our assets and may not represent what stockholders may receive upon a liquidation of our assets.

Overview
We invest in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of March 31, 2016, we owned 166 properties located in 29 states and comprised of 8.5 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014. As of March 31, 2016, we have received $2.2 billion from our IPO including proceeds received under the DRIP.
In 2015, our board of directors determined that it was in our best interest to evaluate strategic alternatives, including a listing on a national securities exchange. Our board of directors, led by its independent directors, announced on April 22, 2016 that it had initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value. In connection with such process, our board of directors has, among other things, (i) formed a special committee to address conflicts of interest; (ii) engaged financial advisors; and (iii) retained Gibson, Dunn & Crutcher LLP as special legal counsel for the process.
Our board of directors has not made a decision to enter into any transaction at this time, and there are no assurances that the consideration of strategic alternatives will result in any transaction. We do not intend to comment on or disclose developments regarding the process unless we deem further disclosure is appropriate or required.
On April 11, 2016 (the "NAV Pricing Date"), our board of directors approved a NAV equal to $22.27 as of December 31, 2015. Subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock. Prior to the NAV Pricing Date, we offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 11, 2016, we began offering shares pursuant to the DRIP at the then-current NAV approved by our board of directors

We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business. The Advisor, Healthcare Trust Special Limited Partnership, LLC and Property Manager also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption was permitted provided that the guidance was applied from the beginning of the fiscal year of adoption. We elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We have elected to adopt this guidance effective January 1, 2016. We have evaluated the impact of the adoption of this new guidance on our consolidated financial statements and have determined that the OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, this standard did not have a material impact to our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $2.0 million and $2.2 million of deferred financing costs related to our mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. We elected to adopt this guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations or cash flows.
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
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.
Properties
The following table presents certain additional information about the properties we owned as of March 31, 2016:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Gross Asset Value
					(In thousands)
Medical Office Buildings	81	3,167,845	91.5%	5.8	$885,797
Triple-Net Leased Healthcare Facilities (1):
Seniors Housing — Triple Net Leased	20	646,532	100.0%	13.9	159,685
Hospitals	4	428,620	77.6%	10.1	87,621
Post Acute / Skilled Nursing	20	853,865	100.0%	13.5	218,993
Seniors Housing — Operating Properties	38	3,397,658	90.5%	N/A	955,623
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	37,179
Portfolio, March 31, 2016	166	8,494,520			$2,348,563
_______________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. As of March 31, 2016, properties leased to our seniors housing — triple net leased, hospital and post acute/skilled nursing tenants had operating occupancies of approximately 86.7%, 57.0% and 77.8%, respectively. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facilities are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
On January 1, 2015, we owned 118 properties (our "Same Store" properties). We acquired 48 properties during the period from January 1, 2015 through March 31, 2016 (our "Acquisitions"). Accordingly, our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $1.6 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively.
Rental Income
Rental income increased $5.7 million to $26.6 million for the three months ended March 31, 2016 from $20.9 million for the three months ended March 31, 2015. The increase was primarily due to our Acquisitions of MOBs, which resulted in an increase in rental income of $6.4 million for the three months ended March 31, 2016. Same Store rental income decreased by $0.7 million, primarily due to a tenant lease termination in May 2015 at Victory Medical Center at Craig Ranch located in McKinney, Texas ("Victory Medical Center").
Operating Expense Reimbursements
Operating expense reimbursements increased $0.6 million to $3.7 million for the three months ended March 31, 2016 from $3.1 million for the three months ended March 31, 2015. Generally, operating expense reimbursements increase in proportion with the increase in property operating expenses in our MOB segment. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. Our Acquisitions resulted in an increase of $1.2 million. Same Store operating expense reimbursements decreased $0.6 million primarily due to vacancy at Victory Medical Center resulting from a tenant lease termination in May 2015.
Resident Services and Fee Income
Resident services and fee income increased $12.1 million to $45.2 million for the three months ended March 31, 2016 from $33.1 million for the three months ended March 31, 2015. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. This increase in resident services and fee income was primarily due to our Acquisitions of SHOPs, which resulted in an increase in resident services and fee income of $10.6 million for the three months ended March 31, 2016. Same Store resident services and fee income increased $1.5 million primarily related to a change in the third party operator at the Wellington at Hershey's Mills located in West Chester, Pennsylvania, who drove increases in average occupancy and rental rates from the prior operator. Same Store resident services and fee income was also helped by general average occupancy and rate increases at many of our other SHOPs.
Contingent Purchase Price Consideration
During the three months ended March 31, 2016, we recognized approximately $6,000 which primarily related to contingent purchase price consideration in connection with vacancy escrow arrangements associated with two acquisitions. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration. No vacancy escrow agreements resulted in the recognition of income during the three months ended March 31, 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $11.3 million to $38.8 million for the three months ended March 31, 2016, from $27.5 million for the three months ended March 31, 2015. These costs primarily related to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our SHOPs. The increase was primarily due to our Acquisitions, which resulted in an increase in property operating and maintenance expenses of $8.9 million for the three months ended March 31, 2016. Same Store property operating and maintenance expenses increased $2.7 million primarily related to increased occupancy and maintenance in our SHOPs as well as higher real estate taxes in certain of our MOBs.

Operating Fees to Related Parties
We pay our Advisor and Property Manager for asset management and property management services, respectively. We incurred $4.4 million in fees for asset management services from our Advisor for the three months ended March 31, 2016. Prior to April 1, 2015, these fees were paid by us causing the OP to issue restricted performance based Class B Units to the Advisor. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that, effective April 1, 2015, the asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor, and is expensed as incurred. During the three months ended March 31, 2015, we calculated 128,781 Class B Units to be issued at an issue price of $22.50 per unit in lieu of paying for the asset management services in cash.
We incurred $0.8 million in fees for property management services from our Property Manager for the three months ended March 31, 2016. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended March 31, 2015. For the three months ended March 31, 2015, we would have incurred additional property management fees of $0.6 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $42,000 for the three months ended March 31, 2016 primarily related to costs associated with property acquisitions that will not be completed, as well as costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $2.0 million for the three months ended March 31, 2015 primarily related to our acquisition of 10 properties. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of properties acquired during the period.
General and Administrative Expenses
General and administrative expenses increased $1.4 million to $4.0 million for the three months ended March 31, 2016 from $2.6 million for the three months ended March 31, 2015, including $1.0 million and $0.9 million, respectively, incurred from related parties. The increase was primarily driven by professional fees incurred to support our larger real estate portfolio.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $4.8 million to $24.6 million for the three months ended March 31, 2016 from $29.4 million for the three months ended March 31, 2015. Same Store depreciation and amortization decreased $14.3 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition, partially offset by an increase of $9.4 million in depreciation and amortization related to our Acquisitions and $0.1 million related to internally developed corporate software that was capitalized and put into service in April 2015.
Interest Expense
Interest expense increased $3.6 million to $5.0 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015. Interest expense related to our mortgage notes payable increased $0.8 million related to our higher average mortgage notes payable balance of $157.1 million during the three months ended of March 31, 2016, compared to the $73.5 million average balance during the three months ended March 31, 2015, as well as the associated increases in amortization of deferred financing costs and accretion of mortgage discounts, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million Credit Facility in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0, million respectively. Interest expense related to the Credit Facility increased $2.8 million primarily as a result of higher amortization of deferred financing costs as a result of the amendments and increases to the Credit Facility, as well as higher interest payments due to an average outstanding balance on the Credit Facility of $445.0 million during the three months ended March 31, 2016, partially offset by lower unused fees. There was no amount outstanding under the Credit Facility during the three months ended March 31, 2015.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Interest and Other Income
Interest and other income decreased $0.3 million to approximately $22,000 for the three months ended March 31, 2016 from $0.3 million for the three months ended March 31, 2015. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the year ended December 31, 2015, we sold all of our positions in common stock, real estate income funds and an investment in a senior note and sold a majority of our positions in preferred stock, which resulted in a decrease in dividend and interest income from our investment portfolio during the three months ended March 31, 2016.
Gain on Sale of Investments
Gain on sale of investments for the three months ended March 31, 2015 of $0.3 million resulted from selling certain investments in preferred stock. We did not sell any of our investments during the three months ended March 31, 2016 and therefore did not record any gain on sale of investments for such period.
Income Tax Benefit (Expense)
Income tax benefit of $0.5 million for the three months ended March 31, 2016 related to deferred tax assets generated by current period net operating losses associated with our taxable REIT subsidiary ("TRS"). These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income tax expense of approximately $29,000 during the three months ended March 31, 2015 related to income from our TRS. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests of $6,000 for the three months ended March 31, 2016 primarily represents losses allocated to OP Unit holders as well as losses allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Net loss attributable to non-controlling interests of approximately $25,000 for the three months ended March 31, 2015 related to losses allocated to unaffiliated OP Unit holders. We issued 405,908 OP Units in connection with the acquisition of a property in November 2014 and 90 OP Units in December 31, 2012 in connection with our initial capitalization.
Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $26.1 million. The level of cash flows provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the three months ended March 31, 2016 included approximately $42,000 of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $24.1 million (net loss of $1.6 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discount, equity based compensation, bad debt expense and gain on sale of investments of $25.7 million), an increase in accounts payable and accrued expenses of $2.7 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party property management fees and reimbursements and interest expense, an increase of $0.4 million in deferred rent, a $0.3 million decrease in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and a net decrease in prepaid and other assets of $1.7 million due to rent, other receivables and prepaid real estate taxes and insurance. These cash inflows were partially offset by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of approximately $3.2 million.
Net cash used in investing activities during the three months ended March 31, 2016 was $9.7 million. The cash used in investing activities primarily included $5.9 million to fund the ongoing development of a skilled nursing facility in Jupiter, Florida. Net cash used in investing activities also included $1.8 million of capital expenditures and $2.0 million in deposits on pending real estate acquisitions.
Net cash used in financing activities of $4.4 million during the three months ended March 31, 2016 related to distributions to stockholders of $17.5 million, common stock repurchases of $12.0 million, mortgage principal repayments of $4.7 million and distributions to non-controlling interest holders of $0.2 million. These cash outflows were partially offset by proceeds from the Credit Facility of $30.0 million.

Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $24.5 million. The level of cash flows provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the three months ended March 31, 2015 included $2.0 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $24.8 million (net loss of $5.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and mortgage premiums, share based compensation, bad debt expense and gain on sale of investments of $30.0 million), an increase in accounts payable and accrued expenses of $2.8 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs as well as an increase of $1.0 million in deferred rent. These cash inflows were partially offset by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $2.4 million, a net increase in prepaid and other assets of $1.4 million due to rent and other receivables and prepaid real estate taxes and insurance and a $0.2 million increase in restricted cash.
Net cash used in investing activities during the three months ended March 31, 2015 was $89.5 million. The cash used in investing activities included $90.6 million to acquire10 properties. Net cash used in investing activities also included $2.0 million in deposits for future potential real estate acquisitions, $1.1 million of capital expenditures and approximately $49,000 for the purchase of investment securities, partially offset by $4.2 million in proceeds from the sale of investment securities.
Net cash used in financing activities of $19.0 million during the three months ended March 31, 2015 related to distributions paid to stockholders of $16.0 million, payments for common stock repurchases of $1.3 million, payments of deferred financing costs of $0.6 million, payments related to offering costs of $0.6 million, payments made on mortgage notes payable of $0.3 million and distributions to non-controlling interest holders of $0.2 million.
Liquidity and Capital Resources
As of March 31, 2016, we had $36.5 million of cash and cash equivalents and investment securities, at fair value, of $1.1 million. We closed our IPO on November 17, 2014, which resulted in net proceeds of $2.2 billion.
We acquired our first property and commenced real estate operations in May 2013. As of March 31, 2016, we owned 166 properties with real estate investments, at cost, of $2.3 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. We generally intend to acquire assets with mortgage or other debt proceeds, such as proceeds from our Credit Facility.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from our Credit Facility and secured mortgage financings.
We expect to utilize proceeds from secured financings and our Credit Facility to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. Once we have used all the availability under our Credit Facility to acquire properties, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
As of March 31, 2016, the balance outstanding under the Credit Facility was $460.0 million. Our unused borrowing capacity was $105.0 million, based on assets assigned to the Credit Facility as of March 31, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of March 31, 2016, we had the ability to borrow up to $565.0 million on a revolving basis under the Credit Facility and the Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. Additionally, the Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019. As of March 31, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 27.1% and we had total secured borrowings of $614.8 million and no unsecured borrowings.

To the extent that we maintain borrowing capacity under our Credit Facility, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds received from common stock issued under the DRIP, our cash flow from operations, available borrowing capacity under our Credit Facility, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP") which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. On January 26, 2016, our board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). There are limits on the number of shares we may repurchase under this program during any fiscal semester. Further, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from our DRIP in that same fiscal semester.
The following table reflects the number of shares repurchased cumulatively through March 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Three months ended March 31, 2016 (2)	6,660	24.36
Cumulative repurchases as of March 31, 2016 (1)(2)	975,030	$23.73
_____________________________
(1) Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04 which were unfulfilled. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to March 31, 2016.

(2)
Includes additional accrued repurchases consisting of 6,660 shares for $0.2 million at an average repurchase price per share of $24.36, which were completed in April and May 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. The additional shares will be deducted from the applicable limits of the SRP Amendment when processing share repurchases for the first fiscal semester of 2016.

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

Three Months Ended
(In thousands)	March 31, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)
Depreciation and amortization	24,408
Adjustments for non-controlling interests(1)	(124)
FFO attributable to stockholders	22,729
Acquisition and transaction-related fees and expenses	42
Amortization of market lease and other lease intangibles, net	27
Straight-line rent	(2,417)
Amortization of mortgage premiums	(514)
Contingent purchase price consideration	(6)
Capitalized construction interest costs	(173)
Adjustments for non-controlling interests(1)	18
MFFO attributable to stockholders	$19,706
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
Distributions
In April 2013, our directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2016, our board of directors ratified the existing distribution amount equivalent to $1.70 per annum, and, for calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0046448087 per day per share of common stock to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2016, distributions paid to common stockholders and OP Unit holders totaled $36.8 million, including $19.1 million which was reinvested through our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended
	March 31, 2016
(In thousands)		Percentage of Distributions
Distributions:
Distributions to stockholders	$36,630
Distributions on OP Units	172
Total distributions	$36,802

Source of distribution coverage:
Cash flows provided by operations (1)	$26,084	70.8%
Offering proceeds from issuance of common stock	—	—%
Proceeds received from common stock issued under the DRIP	7,105	19.3%
Proceeds from the sale of investment securities	535	1.5%
Proceeds from financings	3,078	8.4%
Total source of distribution coverage	$36,802	100.0%

Cash flows provided by operations (in accordance with GAAP) (1)	$26,084
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)
______________________________

(1)	Cash flows provided by operations for the three months ended March 31, 2016 include acquisition and transaction related expenses of approximately $42,000.
For the three months ended March 31, 2016, cash flows provided by operations were $26.1 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through March 31, 2016:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	March 31, 2016
Distributions paid:
Common stockholders (1)	$260,740
OP Units	870
Total distributions paid	$261,610

Reconciliation of net loss:
Revenues	$383,255
Acquisition and transaction related	(49,074)
Depreciation and amortization	(175,505)
Other operating expenses	(225,930)
Other non-operating expenses	(17,106)
Income tax benefit	2,891
Net income attributable to non-controlling interests	259
Net loss attributable to stockholders (in accordance with GAAP) (2)	$(81,210)

Net cash flows provided by operating activities	$84,666

FFO attributable to stockholders	$92,924
_____________________

(1)	For the period from October 15, 2012 (date of inception) to March 31, 2016, we received $140.5 million of proceeds from common stock issued under the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may cause us, with approval from our independent directors, to seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2016. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of March 31, 2016, the outstanding mortgage notes payable and loans under the Credit Facility had weighted-average effective interest rates of 5.3% and 2.7%, respectively.

			Years Ended December 31,
(In thousands)	Total	April 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage notes payable	$154,791	$10,986	$66,725	$37,603	$39,477
Interest on mortgage notes payable	43,863	5,938	10,525	4,522	22,878
Credit Facility	460,000	—	—	460,000	—
Interest on Credit Facility	28,203	7,148	18,976	2,079	—
Lease rental payments due (1)	91,389	553	1,486	1,506	87,844
Development project funding commitment(2)	50,909	50,909	—	—	—
Total	$829,155	$75,534	$97,712	$505,710	$150,199
_______________________________

(1)	Lease rental payments due includes $3.4 million of imputed interest related to our capital lease obligations.

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
Related-Party Transactions and Agreements
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.

We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, which has closed, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were also party to a transfer agency agreement with ANST, a subsidiary of the parent of the Former Dealer Manager, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2016, we did not have any derivative financial instruments. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $156.7 million and a fair value of $159.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $6.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $7.2 million.
At March 31, 2016, our variable-rate Credit Facility had a carrying and fair value of $460.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The following additional risk factors should be considered regarding our potential risks and uncertainties:
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
Our cash flows provided by operations were $26.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid distributions of $36.8 million, of which $26.1 million, or 70.8%, was funded from cash flows from operations, $7.1 million, or 19.3%, was funded from proceeds received from our DRIP, $3.1 million, or 8.4%, was funded from financings and $0.5 million, or 1.5%, was funded from the sale of investment securities. During the three months ended March 31, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $2.7 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2016, there would have been $2.7 million less in cash flow from operations available to pay distributions.
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
As of March 31, 2016, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2015:

State	Percentage of Straight-Line Rental Income
Arkansas	5.4%
Florida	18.7%
Georgia	9.7%
Iowa	10.1%
Michigan	6.5%
Missouri	5.1%
Pennsylvania	11.7%

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
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2016.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Three months ended March 31, 2016 (2)	6,660	24.36
Cumulative repurchases as of March 31, 2016 (1)(2)	975,030	$23.73
_____________________________
(1) Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04 were unfulfilled. There were no other unfulfilled share repurchases for the period from October 15, 2012 (date of inception) to March 31, 2016.

(2)
Includes additional accrued repurchases consisting of 6,660 shares for $0.2 million at an average repurchase price per share of $24.36, which were completed in April and May 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. The additional shares will be deducted from the applicable limits of the SRP Amendment when processing share repurchases for the first fiscal semester of 2016.

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

HEALTHCARE TRUST, INC.
By:	/s/ W. Todd Jensen
W. Todd Jensen
Interim Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

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

99.1 *	Amended and Restated Share Repurchase Program for Healthcare Trust, Inc.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith