Form 10-Q
period 2016-06-30
Healthcare Trust, Inc.
filed 2016-08-15
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
As of July 31, 2016, the registrant had 88,028,419 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$191,568	$192,790
Buildings, fixtures and improvements	1,880,350	1,885,713
Construction in progress	31,980	21,309
Acquired intangible assets	241,175	241,459
Total real estate investments, at cost	2,345,073	2,341,271
Less: accumulated depreciation and amortization	(195,513)	(146,669)
Total real estate investments, net	2,149,560	2,194,602
Cash and cash equivalents	40,645	24,474
Restricted cash	4,243	4,647
Investment securities, at fair value	1,114	1,078
Straight-line rent receivable, net	14,379	11,470
Prepaid expenses and other assets	19,000	21,707
Deferred costs, net	10,731	11,864
Total assets	$2,239,672	$2,269,842
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$148,820	$157,305
Mortgage premiums and discounts, net	1,401	2,403
Credit facility	461,500	430,000
Market lease intangible liabilities, net	21,722	22,994
Accounts payable and accrued expenses (including $647 and $536 due to related parties as of June 30, 2016 and December 31, 2015, respectively)	28,074	38,449
Deferred rent	4,909	4,356
Distributions payable	12,230	12,518
Total liabilities	678,656	668,025
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 87,756,358 and 86,135,411 shares of common stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	878	861
Additional paid-in capital	1,945,231	1,907,549
Accumulated other comprehensive income (loss)	30	(6)
Accumulated deficit	(394,450)	(316,284)
Total stockholders' equity	1,551,689	1,592,120
Non-controlling interests	9,327	9,697
Total equity	1,561,016	1,601,817
Total liabilities and equity	$2,239,672	$2,269,842
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$26,412	$22,931	$53,004	$43,787
Operating expense reimbursements	3,772	2,727	7,481	5,857
Resident services and fee income	45,454	33,858	90,656	66,993
Contingent purchase price consideration	219	450	225	450
Total revenues	75,857	59,966	151,366	117,087

Expenses:
Property operating and maintenance	40,694	28,629	79,486	56,106
Impairment on sale of real estate investments	389	—	389	—
Operating fees to related parties	5,172	3,410	10,327	3,410
Acquisition and transaction related	2,059	3,188	2,101	5,187
General and administrative	2,416	2,533	6,403	5,132
Depreciation and amortization	24,283	33,583	48,898	63,031
Total expenses	75,013	71,343	147,604	132,866
Operating income (loss)	844	(11,377)	3,762	(15,779)
Other income (expense):
Interest expense	(4,876)	(2,384)	(9,860)	(3,757)
Interest and other income	21	216	43	489
Gain on sale of investment securities	—	—	—	286
Total other expenses	(4,855)	(2,168)	(9,817)	(2,982)
Loss before income tax	(4,011)	(13,545)	(6,055)	(18,761)
Income tax benefit	992	47	1,475	18
Net loss	(3,019)	(13,498)	(4,580)	(18,743)
Net loss attributable to non-controlling interests	19	77	25	102
Net loss attributable to stockholders	(3,000)	(13,421)	(4,555)	(18,641)

Other comprehensive loss:
Unrealized gain (loss) on investment securities, net	43	(375)	36	(330)
Comprehensive loss attributable to stockholders	$(2,957)	$(13,796)	$(4,519)	$(18,971)

Basic and diluted weighted-average shares outstanding	87,465,569	84,992,633	87,062,123	84,623,618
Basic and diluted net loss per share	$(0.03)	$(0.16)	$(0.05)	$(0.22)
Distributions declared per share	$0.43	$0.42	$0.85	$0.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	86,135,411	$861	$1,907,549	$(6)	$(316,284)	$1,592,120	$9,697	$1,601,817
Common stock issued through distribution reinvestment plan	1,627,607	17	37,822	—	—	37,839	—	37,839
Common stock repurchases	(6,660)	—	(170)	—	—	(170)	—	(170)
Equity-based compensation, net	—	—	30	—	—	30	—	30
Distributions declared	—	—	—	—	(73,611)	(73,611)	—	(73,611)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(345)	(345)
Unrealized gain on investments	—	—	—	36	—	36	—	36
Net loss	—	—	—	—	(4,555)	(4,555)	(25)	(4,580)
Balance, June 30, 2016	87,756,358	$878	$1,945,231	$30	$(394,450)	$1,551,689	$9,327	$1,561,016

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,580)	$(18,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,898	63,031
Amortization of deferred financing costs	2,257	1,613
Amortization of mortgage premiums and discounts, net	(1,002)	(866)
Amortization of market lease and other intangibles, net	61	(63)
Bad debt expense	3,490	1,364
Equity-based compensation	30	6
Gain on sale of investment securities	—	(286)
Impairment on sale of real estate investments	389	—
Changes in assets and liabilities:
Straight-line rent receivable	(5,922)	(4,553)
Prepaid expenses and other assets	1,764	(1,798)
Accounts payable, accrued expenses and other liabilities	1,364	3,587
Deferred rent	553	(143)
Restricted cash	404	(1,423)
Net cash provided by operating activities	47,706	41,726
Cash flows from investing activities:
Investments in real estate	(10,671)	(199,523)
Deposits paid for real estate acquisitions	—	(3,680)
Deposit received for unconsummated disposition	100	—
Capital expenditures	(3,428)	(3,129)
Purchases of investment securities	—	(48)
Proceeds from sales of investment securities	—	4,207
Proceeds from sale of real estate investments	8,750	—
Net cash used in investing activities	(5,249)	(202,173)
Cash flows from financing activities:
Proceeds from credit facility	31,500	135,000
Payments on mortgage notes payable	(8,654)	(605)
Payments of deferred financing costs	(543)	(10,667)
Proceeds from issuance of common stock	—	6
Common stock repurchases	(12,184)	(3,350)
Payments of offering costs and fees related to common stock issuances	—	(629)
Distributions paid	(36,060)	(32,583)
Contributions from non-controlling interest holders	—	500
Distributions to non-controlling interest holders	(345)	(353)
Net cash used in financing activities	(26,286)	87,319
Net change in cash and cash equivalents	16,171	(73,128)
Cash and cash equivalents, beginning of period	24,474	182,617
Cash and cash equivalents, end of period	$40,645	$109,489

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,261	$2,799
Cash paid for taxes	84	312

Non-cash investing and financing activities:
Accrued repurchases included in accounts payable and accrued expenses	$—	$2,567
Assumption of mortgage notes payable used to acquire investments in real estate	—	35,124
Premiums on assumed mortgage notes payable	—	2,725
Liabilities assumed in real estate acquisitions	—	139
Common stock issued through distribution reinvestment plan	37,839	38,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of June 30, 2016, the Company owned 164 properties located in 29 states and comprised of 8.4 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of June 30, 2016, the Company had received $2.2 billion from its IPO including proceeds received under the distribution reinvestment plan ("DRIP").
In 2015, the Company’s board of directors determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. In April 2016, the Company's board of directors, led by its independent directors, announced that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The Company's board of directors has formed a special committee (the "Special Committee") to evaluate various options in connection with the Strategic Review. The Special Committee has engaged Morgan Stanley & Co. LLC and KeyBanc Capital Markets as financial advisors, with Morgan Stanley as lead advisor. The Company's board of directors has also formed a separate special committee to address conflicts of interest. The Company’s board of directors has retained Gibson, Dunn & Crutcher LLP as special legal counsel in connection with the Strategic Review.
The board of directors has not made a decision to enter into any transaction at this time, and there are no assurances that the Strategic Review will result in any transaction. The Company does not intend to comment on or disclose developments regarding the Strategic Review unless it deems further disclosure is appropriate or required.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2016 other than the updates described below.
Reclassifications
Certain prior year amounts within rental income, resident services and fee income, contingent purchase price consideration, interest and other income, cash flows from operating activities and cash flows from financing activities have been reclassified to conform with the current year presentation.
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
June 30, 2016
(Unaudited)

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $2.0 million and $2.2 million of deferred financing costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable, net of deferred financing costs in the Company's consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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
June 30, 2016
(Unaudited)

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
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows. The Company's policy is to account for forfeitures as they occur.
Note 3 — Real Estate Investments
The Company owned 164 properties as of June 30, 2016. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired and capitalized construction in progress during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2016	2015
Real estate investments, at cost:
Land	$—	$30,054
Buildings, fixtures and improvements	—	188,963
Construction in progress	10,671	—
Total tangible assets	10,671	219,017
Acquired intangibles:
In-place leases	—	27,057
Market lease liabilities	—	(6,957)
Total assets and liabilities acquired, net	10,671	240,511
Mortgage notes payable assumed to acquire real estate investments	—	(35,124)
Premiums on mortgages assumed	—	(2,725)
Deposits for real estate acquisitions	—	(3,000)
Cash paid for acquired real estate investments	$10,671	$199,523
Number of properties purchased	—	25

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2016.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2016 — December 31, 2016	$47,734
2017	94,388
2018	89,650
2019	83,448
2020	77,214
Thereafter	503,088
Total	$895,522
The following table lists the tenant (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2016 and 2015:

	June 30,
Tenant	2016	2015
Pinnacle Health Hospitals	*	12.4%
_______________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2016 and 2015:

	June 30,
State	2016	2015
Florida	18.7%	22.6%
Iowa	10.1%	12.3%
Pennsylvania	11.8%	13.6%
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	June 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$202,324	$100,845	$101,479	$202,608	$82,390	$120,218
Intangible market lease assets	28,262	4,616	23,646	28,262	3,393	24,869
Other intangible assets	10,589	441	10,148	10,589	309	10,280
Total acquired intangible assets	$241,175	$105,902	$135,273	$241,459	$86,092	$155,367
Intangible market lease liabilities	$25,601	$3,879	$21,722	$25,613	$2,619	$22,994

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases and other intangible assets(1)	$9,203	$22,009	$18,748	$40,356
Amortization and (accretion) of above- and below-market leases, net(2)	(65)	(134)	(127)	(172)
Accretion of above-market ground leases(3)	43	50	86	100
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	July 1, 2016 — December 31, 2016	2017	2018	2019	2020
In-place lease assets	$15,968	$16,278	$14,006	$11,441	$9,088
Other intangible assets	132	265	265	265	265
Total to be added to amortization expense	$16,100	$16,543	$14,271	$11,706	$9,353

Above-market lease assets	$(1,091)	$(1,888)	$(1,367)	$(1,079)	$(737)
Below-market lease liabilities	1,185	2,113	1,884	1,603	1,449
Total to be added to rental income	$94	$225	$517	$524	$712

Below-market ground lease assets	$106	$212	$212	$212	$212
Above-market ground lease liabilities	(20)	(40)	(40)	(40)	(40)
Total to be added to property operating and maintenance expense	$86	$172	$172	$172	$172
Real Estate Sales
During the three months ended June 30, 2016, the Company sold Gregory Ridge Living Center ("Gregory Ridge") and Parkway Health Care Center ("Parkway"), both located in Kansas City, Missouri. The following table summarizes the two properties sold during the three and six months ended June 30, 2016. The Company did not sell any properties during the three and six months ended June 30, 2015.

Property (In thousands)	Disposition Date	Contract Sale Price	Impairment on Sale
Gregory Ridge Living Center - Kansas City, MO	June 1, 2016	$4,300	$126
Parkway Health Care Center - Kansas City, MO	June 1, 2016	4,450	263
		$8,750	$389
The disposal of Gregory Ridge and Parkway did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Gregory Ridge and Parkway remain classified within continuing operations for all periods presented until the respective dates of disposal of Gregory Ridge and Parkway.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 4 — Investment Securities
As of June 30, 2016 and December 31, 2015, the Company had investment securities with an aggregate fair value of $1.1 million. These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2016 and December 31, 2015:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Equity securities	$1,084	$33	$(3)	$1,114
December 31, 2015
Equity securities	$1,084	$19	$(25)	$1,078
Certain of the Company's investments in preferred stock have not been in a continuous unrealized loss position during the last twelve months. The Company believes that the decline in fair value is a factor of current market conditions and, as such, considers the unrealized losses as of June 30, 2016 to be temporary. Therefore no impairment was recorded during the three and six months ended June 30, 2016.
During the six months ended June 30, 2015, the Company sold certain of its investments in preferred stock and its investment in a senior note with a cost of $3.9 million for $4.2 million which resulted in a realized gain on sale of investment of $0.3 million. No investment securities were sold by the Company during the three and six months ended June 30, 2016.
The Company's preferred stock investments, with an aggregate fair value of $1.1 million as of June 30, 2016, are redeemable at the respective issuer's option five years after issuance.
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
As of June 30, 2016, the balance outstanding under the Credit Facility was $461.5 million, with an effective interest rate of 2.2%. The Company's unused borrowing capacity was $103.5 million, based on assets assigned to the Credit Facility as of June 30, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There was $430.0 million in advances outstanding as of December 31, 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of June 30, 2016 and December 31, 2015:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2016	December 31, 2015			Interest Rate		Maturity
		(In thousands)	(In thousands)
Bowie Gateway Medical Center - Bowie, MD	1	$5,924	$5,969	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,662	8,720	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,438	3,461	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	—	—	4,184	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,949	5,992	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,575	6,623	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	—	—	3,555	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,635	6,680	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,725	7,777	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,765	6,811	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	31,061	31,257	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,477	3,525	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,192	3,232	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,999	24,999	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,762	7,825	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,672	17,800	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,965	11,045	3.98%		Fixed		May 2047
Gross mortgage notes payable	22	150,801	159,455	5.29%	(3)
Deferred financing costs, net of accumulated amortization		(1,981)	(2,150)
Mortgage notes payable, net of deferred financing costs		$148,820	$157,305
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments starting in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2016.
As of June 30, 2016, the Company had pledged $274.1 million in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2016:

(In thousands)	Future Principal Payments
July 1, 2016 — December 31, 2016	$6,997
2017	34,832
2018	31,893
2019	13,324
2020	24,279
Thereafter	39,476
Total	$150,801

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.
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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2016
Investment securities	$1,114	$—	$—	$1,114
December 31, 2015
Investment securities	$1,078	$—	$—	$1,078

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, straight-line rent receivable, net, prepaid expenses and other assets, deferred costs, net, accounts payable and accrued expenses, deferred rent and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable	3	$152,202	$155,036	$161,858	$162,654
Credit Facility	3	$461,500	$461,500	$430,000	$430,000
_______________________________

(1)
Carrying value includes gross mortgage notes payable of $150.8 million and $159.5 million and mortgage premiums and discounts, net of $1.4 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, because the Credit Facility's interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of June 30, 2016 and December 31, 2015, the Company had 87.8 million and 86.1 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds of $2.2 billion and $2.1 billion, respectively, including proceeds from shares issued pursuant to the DRIP.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In accordance with the First SRP Amendment (described below) and beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to its NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices will be equal to NAV at the time of repurchase. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors. Until the First SRP Amendment (described below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter.
On January 26, 2016, the Company's board of directors approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the First SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Company's board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.
On June 28, 2016, the board of directors of the Company further amended the Company’s SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Accordingly, the 2016 Repurchase Period will be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and continue to be subject to the terms and conditions set forth in the SRP, as amended. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP will become effective on the day following the Company’s public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and will only apply to repurchase periods in calendar year 2016.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Six months ended June 30, 2016(2)	6,660	24.36
Cumulative repurchases as of June 30, 2016 (2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015 and remain rejected as of June 30, 2016. There were no other rejected share repurchase requests for the period from October 15, 2012 (date of inception) to June 30, 2016.

(2)
Excludes 1.8 million shares that have been requested for repurchase and are not yet fulfilled as of June 30, 2016. These shares, and all additional shares requested prior to December 31, 2016, will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2016 and 2015, the Company issued 1.6 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $37.8 million and $39.0 million, respectively.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2016 and December 31, 2015, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc.
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
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Former Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Former Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. During the six months ended June 30, 2015, the Company received approximately $2,000 from the Former Dealer Manager for an unconsummated share transaction. The Company did not incur any commissions or fees in connection with the sale of the Company's common stock in the IPO from the Former Dealer Manager during the three and six months ended June 30, 2016 and the three months ended June 30, 2015. The Company did not have any amounts outstanding to the Former Dealer Manager for fees in connection with the sale of the Company's common stock in the IPO as of June 30, 2016 or December 31, 2015.
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The Company did not incur any charges or reimbursements for services relating to the IPO from the Advisor or any of its affiliates during the three and six months ended June 30, 2016 or 2015. The Company did not have any amounts outstanding to the Advisor or any of its affiliates for charges or reimbursements for services relating to the IPO as of June 30, 2016 or December 31, 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2016, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the lesser of (a) cost of assets or (b) fair value of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the NAV Pricing Date, each share was valued at $22.50, (b) after the NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share will be valued at the then-current NAV per share and (c) at all other times, each share shall be valued by the board of directors in good faith at the fair market value.
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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2016		2015		2016		2015		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2016	2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$1,131	$—	$—	$—	$1,988	$—	$—	$—
Acquisition cost reimbursements	—	—	565	—	—	—	994	—	—	—
Financing coordination fees	—	—	2,652	—	—	—	2,888	—	—	—
Ongoing fees:
Asset management fees (1)	4,397	—	3,410	—	8,781	—	3,410	—	(1)	(5)
Property management fees	775	—	—	631	1,546	—	—	1,220	(12)	(10)
Professional fees and reimbursements	906	—	1,213	—	1,909	—	2,070	—	485	499
Distributions on Class B Units	152	—	138	—	304	—	183	—	—	52
Total related party operation fees and reimbursements	$6,230	$—	$9,109	$631	$12,540	$—	$11,533	$1,220	$472	$536
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance based Class B Units for asset management services. As of June 30, 2016, the Company's board of directors had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. During the three and six months ended June 30, 2015, the Advisor elected to forgive $0.6 million and $1.2 million in fees, respectively. There were no such fees forgiven during the three and six months ended June 30, 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and six months ended June 30, 2016 or 2015.
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
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
In 2015, the Company’s board of directors determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. Accordingly, in March 2015, the Company formally engaged KeyBanc Capital Markets Inc. ("KeyBanc") and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Former Dealer Manager, and in May 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they each would have received a listing advisory fee equal to $1.5 million if the Company's shares were listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital each would have received a proposed transaction fee equal to 0.25% of the value of the transaction. The agreements with KeyBanc, RCS Capital and BMO were terminated in January 2016. No fees were incurred in connection with these agreements during the three and six months ended June 30, 2016 or 2015.
The Company’s board of directors, led by its independent directors, announced in April 2016 that it had initiated the Strategic Review. See Note 1 — Organization.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2016 or 2015.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the three and six months ended June 30, 2016, the Company incurred $0.2 million in brokerage commissions on the sale of two properties. As of June 30, 2016, the Company had $0.2 million of brokerage commissions payable to the Advisor. No such fees were incurred during the three and six months ended June 30, 2015.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2016 or 2015.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and six months ended June 30, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
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
June 30, 2016
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	11,731	$22.50
Granted	—	—
Vested	(2,133)	22.50
Forfeitures	—	—
Unvested, June 30, 2016	9,598	$22.50
As of June 30, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.2 years.
Compensation expense related to restricted stock was approximately $15,000 and $5,000 during the three months ended June 30, 2016 and 2015, respectively. Compensation expense related to restricted stock was approximately $30,000 and $6,000 during the six months ended June 30, 2016 and 2015, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and six months ended June 30, 2016 or 2015.
Note 12 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of June 30, 2016 and 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB with the issuance of 405,908 OP Units, with a value of $10.1 million or $25.00 per unit, from an unaffiliated third party.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three months ended June 30, 2016 and 2015, OP Unit non-controlling interest holders were paid distributions of $0.2 million. During the six months ended June 30, 2016 and 2015, OP Unit non-controlling interest holders were paid distributions of $0.3 million and $0.4 million, respectively.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party. No distributions were made related to these investment arrangements during the three and six months ended June 30, 2016 and 2015.

				As of June 30, 2016		As of December 31, 2015
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of June 30, 2016	Non-Controlling Ownership Percentage as of June 30, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$481	4.1%	$10,540	$—	$10,561	$—
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to stockholders (in thousands)	$(3,000)	$(13,421)	$(4,555)	$(18,641)
Basic and diluted weighted-average shares outstanding	87,465,569	84,992,633	87,062,123	84,623,618
Basic and diluted net loss per share	$(0.03)	$(0.16)	$(0.05)	$(0.22)
The Company had the following potentially dilutive securities as of June 30, 2016 and 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2016	2015
Unvested restricted stock	9,598	5,066
OP Units	405,998	405,998
Class B units	359,250	359,250
Total common share equivalents	774,846	770,314

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 14 — Segment Reporting
During the three and six months ended June 30, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").
The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
The Company evaluates the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflectes the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company's operating results, NOI should be examined in conjunction with net income (loss) as presented in the Company's consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of the Company's performance or to cash flows as a measure of the Company's liquidity or ability to make distributions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,516	$9,895	$1	$26,412	$33,119	$19,884	$1	$53,004
Operating expense reimbursements	3,751	21	—	3,772	7,428	53	—	7,481
Resident services and fee income	—	—	45,454	45,454	—	—	90,656	90,656
Total revenues	20,267	9,916	45,455	75,638	40,547	19,937	90,657	151,141
Property operating and maintenance	5,897	3,121	31,676	40,694	11,667	3,757	64,062	79,486
NOI	$14,370	$6,795	$13,779	34,944	$28,880	$16,180	$26,595	71,655
Contingent purchase price consideration				219				225
Impairment on sale of real estate investments				(389)				(389)
Operating fees to related parties				(5,172)				(10,327)
Acquisition and transaction related				(2,059)				(2,101)
General and administrative				(2,416)				(6,403)
Depreciation and amortization				(24,283)				(48,898)
Interest expense				(4,876)				(9,860)
Interest and other income				21				43
Income tax benefit				992				1,475
Net loss attributable to non-controlling interests				19				25
Net loss attributable to stockholders				$(3,000)				$(4,555)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$13,238	$9,693	$—	$22,931	$24,718	$19,069	$—	$43,787
Operating expense reimbursements	2,672	55	—	2,727	5,769	88	—	5,857
Resident services and fee income	—	—	33,858	33,858	—	—	66,993	66,993
Total revenues	15,910	9,748	33,858	59,516	30,487	19,157	66,993	116,637
Property operating and maintenance	4,279	624	23,726	28,629	9,128	696	46,282	56,106
NOI	$11,631	$9,124	$10,132	30,887	$21,359	$18,461	$20,711	60,531
Contingent purchase price consideration				450				450
Operating fees to related parties				(3,410)				(3,410)
Acquisition and transaction related				(3,188)				(5,187)
General and administrative				(2,533)				(5,132)
Depreciation and amortization				(33,583)				(63,031)
Interest expense				(2,384)				(3,757)
Interest and other income				216				489
Gain on sale of investment securities				—				286
Income tax benefit				47				18
Net loss attributable to non-controlling interests				77				102
Net loss attributable to stockholders				$(13,421)				$(18,641)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	June 30,	December 31,
(In thousands)	2016	2015
ASSETS
Investments in real estate, net:
Medical office buildings	$821,067	$839,041
Triple-net leased healthcare facilities	430,857	447,893
Construction in progress	41,980	31,309
Seniors housing — operating properties	855,656	876,359
Total investments in real estate, net	2,149,560	2,194,602
Cash and cash equivalents	40,645	24,474
Restricted cash	4,243	4,647
Investment securities, at fair value	1,114	1,078
Straight-line rent receivable, net	14,379	11,470
Prepaid expenses and other assets	19,000	21,707
Deferred costs, net	10,731	11,864
Total assets	$2,239,672	$2,269,842
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Six Months Ended June 30,
(In thousands)	2016	2015
Medical office buildings	$1,441	$841
Triple-net leased healthcare facilities	103	388
Seniors housing — operating properties	1,884	775
Total capital expenditures	$3,428	$2,004
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
July 1, 2016 — December 31, 2016	$333	$38
2017	664	76
2018	668	78
2019	673	80
2020	671	82
Thereafter	33,228	7,847
Total minimum lease payments	$36,237	8,201
Less: amounts representing interest		(3,393)
Total present value of minimum lease payments		$4,808

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Total rental expense from operating leases was $0.2 million and $0.4 million and three and six months ended June 30, 2016, respectively. Total rental expense from operating leases was $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016 and 2015, interest expense related to capital leases was approximately $21,000 and $42,000, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of June 30, 2016, the Company had funded $10.0 million and $32.0 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of June 30, 2016, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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

Overview
We invest in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of June 30, 2016, we owned 164 properties located in 29 states and comprised of 8.4 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014. As of June 30, 2016, we have received $2.2 billion from our IPO including proceeds received under the DRIP.
In 2015, our board of directors determined that it was in our best interest to evaluate strategic alternatives, including a listing on a national securities exchange. Our board of directors, led by its independent directors, announced on April 22, 2016 that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value. Our board of directors has formed a special committee (the "Special Committee") to evaluate various options in connection with the Strategic Review. The Special Committee has engaged Morgan Stanley & Co. LLC and KeyBanc Capital Markets as financial advisors, with Morgan Stanley as lead advisor. Our board of directors has also formed a separate special committee to address conflicts of interest. Our board of directors has retained Gibson, Dunn & Crutcher LLP as special legal counsel in connection with the Strategic Review.
Our board of directors has not made a decision to enter into any transaction at this time, and there are no assurances that the Strategic Review will result in any transaction. We do not intend to comment on or disclose developments regarding the Strategic Review unless we deem further disclosure is appropriate or required.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $2.0 million and $2.2 million of deferred financing costs related to our mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows. Our policy is to account for forfeitures as they occur.
Properties
The following table presents certain additional information about the properties we owned as of June 30, 2016:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Gross Asset Value
					(In thousands)
Medical Office Buildings	81	3,167,845	91.5%	5.6	$886,428
Triple-Net Leased Healthcare Facilities (1):
Seniors Housing — Triple Net Leased	20	646,532	100.0%	13.7	159,686
Hospitals	4	428,620	77.6%	9.9	87,621
Post Acute / Skilled Nursing	18	777,071	100.0%	13.3	209,365
Seniors Housing — Operating Properties	38	3,397,658	91.1%	N/A	956,328
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	41,980
Portfolio, June 30, 2016	164	8,417,726			$2,345,073
_______________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. As of June 30, 2016, properties leased to our seniors housing — triple net leased and post acute/skilled nursing tenants had operating occupancies of approximately 86.4% and 77.2%, respectively. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our seniors housing — triple net leased and post acute/skilled nursing facilities are compiled through reports from tenants and have not been independently validated by us. The terms of leases with tenants in our hospital facilities do not require reporting of operating occupancy statistics to us and, as such, no operating occupancy information for our hospital facilities is included herein.

N/A	Not applicable.

Results of Operations
As of June 30, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties. In our MOB operating segment, we own, manage and lease, ourselves or through third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a entity who qualifies as an eligible independent contractor. As of June 30, 2016, we had 10 eligible independent contractors operating 38 SHOP properties. All of our properties across all three business segments are located throughout the United States.
Net operating income ("NOI") is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other financial statement amounts included in net income (loss). We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding NOI and a reconciliation to our net income (loss) attributable to common stockholders, as computed in accordance with GAAP.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
On April 1, 2015, we owned 128 properties (our "Same Store" properties), including two vacant land parcels. We acquired 38 properties during the period from April 1, 2015 through June 30, 2016 (our "Acquisitions"), including one property under development. Information based on Same Store and Acquisitions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Our results of operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $3.0 million and $13.4 million for the three months ended June 30, 2016 and 2015, respectively. The following table shows our results of operations for the three months ended June 30, 2016 and 2015 and the period to period change by line item of the consolidated statement of operations:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues:
Rental income	$26,412	$22,931	$3,481	15.2%
Operating expense reimbursements	3,772	2,727	1,045	38.3%
Resident services and fee income	45,454	33,858	11,596	34.2%
Contingent purchase price consideration	219	450	(231)	(51.3)%
Total revenues	75,857	59,966	15,891	26.5%

Expenses:
Property operating and maintenance	40,694	28,629	12,065	42.1%
Impairment on sale of real estate investments	389	—	389	NM
Operating fees to related parties	5,172	3,410	1,762	51.7%
Acquisition and transaction related	2,059	3,188	(1,129)	(35.4)%
General and administrative	2,416	2,533	(117)	(4.6)%
Depreciation and amortization	24,283	33,583	(9,300)	(27.7)%
Total expenses	75,013	71,343	3,670	5.1%
Operating income (loss)	844	(11,377)	12,221	107.4%
Other income (expense):
Interest expense	(4,876)	(2,384)
Interest and other income	21	216
Total other expenses	(4,855)	(2,168)	(2,687)	(123.9)%
Loss before income tax	(4,011)	(13,545)	9,534	70.4%
Income tax benefit	992	47
Net loss	(3,019)	(13,498)	10,479	77.6%
Net loss attributable to non-controlling interests	19	77
Net loss attributable to stockholders	$(3,000)	$(13,421)	$10,421	77.6%
_______________
NM — Not Meaningful
Segment Results — Medical Office Buildings
Rental income is primarily related to contractual rent received from tenants in our MOBs. Generally, operating expense reimbursements increase in proportion with the increase in property operating expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees.
During the three months ended June 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense decreased at the Same Store properties in our MOB segment as compared to the three months ended June 30, 2015, primarily due to a tenant lease termination in May 2015 at The Hospital at Craig Ranch located in McKinney, Texas (the "Craig Ranch Termination").

During the three months ended June 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense at our MOB segment Acquisitions increased significantly as compared to the three months ended June 30, 2015 primarily due to our acquisition of 25 MOBs from April 1, 2015 through June 30, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended June 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$11,662	$11,960	$(298)	(2.5)%	$4,854	$1,278	$3,576	NM	$16,516	$13,238	$3,278	24.8%
Operating expense reimbursements	2,486	2,521	(35)	(1.4)%	1,265	151	1,114	NM	3,751	2,672	1,079	40.4%
Total revenues	14,148	14,481	(333)	(2.3)%	6,119	1,429	4,690	NM	20,267	15,910	4,357	27.4%
Property operating and maintenance	3,854	3,901	(47)	(1.2)%	2,043	378	1,665	NM	5,897	4,279	1,618	37.8%
NOI	$10,294	$10,580	$(286)	(2.7)%	$4,076	$1,051	$3,025	NM	$14,370	$11,631	$2,739	23.5%
_______________

(1)	Our MOB segment included 56 Same Store properties.

(2)	Our MOB segment included 25 Acquisition properties.

(3)	Our MOB segment included 81 properties as of June 30, 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended June 30,		Annualized Straight-Line Rental Income Per Rented Square Foot for the Three Months Ended June 30,
Type of Same Store MOB		2016	2015	2016	2015
Single-tenant MOBs	22	100.0%	100.0%	$21.92	$21.91
Multi-tenant MOBs	34	86.3%	89.2%	22.73	22.92
Total	56	91.0%	92.9%	$22.43	$22.54
Segment Results — Triple Net Leased Healthcare Facilities
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees. All of such expenses, except for bad debt expense, are generally reimbursed by the tenants in this segment.
During the three months ended June 30, 2016, rental income and operating expense reimbursements decreased and property operating and maintenance expense increased at the Same Store properties in our triple net leased healthcare segment as compared to the three months ended June 30, 2015. The decrease in rental income and operating expense reimbursements is primarily due to tenant lease terminations in August 2015 at the Specialty Hospital portfolio located in Mesa and Sun City, Arizona (the "Specialty Hospital Terminations"). The increase in property operating and maintenance expense is primarily due to an increase in bad debt reserve percentages to reflect our uncertainty of the collectability of rental payments from certain tenants within this segment.
During the three months ended June 30, 2016, rental income and property operating and maintenance expense at our triple net leased healthcare facilities segment Acquisitions increased as compared to the three months ended June 30, 2015 primarily due to our acquisition of 5 triple net leased healthcare facilities from April 1, 2015 through June 30, 2016.

The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healtcare facilities segment for the three months ended June 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$8,589	$9,693	$(1,104)	(11.4)%	$1,306	$—	$1,306	NM	$9,895	$9,693	$202	2.1%
Operating expense reimbursements	21	55	(34)	(61.8)%	—	—	—	NM	21	55	(34)	(61.8)%
Total revenues	8,610	9,748	(1,138)	(11.7)%	1,306	—	1,306	NM	9,916	9,748	168	1.7%
Property operating and maintenance	3,120	624	2,496	400.0%	1	—	1	NM	3,121	624	2,497	400.2%
NOI	$5,490	$9,124	$(3,634)	(39.8)%	$1,305	$—	$1,305	NM	$6,795	$9,124	$(2,329)	(25.5)%
_______________

(1)	Our triple net leased healthcare facilities segment included 39 Same Store properties, including two properties sold during the three months ended June 30, 2016.

(2)	Our triple net leased healthcare facilities segment included 5 Acquisition properties.

(3)	Our triple net leased healthcare facilities segment included 44 properties as of June 30, 2016, including two properties sold during the three months ended June 30, 2016.
NM — Not Meaningful
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.
Segment Results — Seniors Housing Operating Properties
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance relates to the costs associated with our properties, as described above, and professional fees, as well as costs relating to caring for the residents in our SHOPs, including food, labor and marketing expenses.
During the three months ended June 30, 2016, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the three months ended June 30, 2015. These increases are primarily due to higher resident rental rates and increased costs to care for the residents of our SHOPs, partially offset by a decrease in average occupancy between periods.
During the three months ended June 30, 2016, rental income and property operating and maintenance expense increased at our SHOP segment Acquisitions as compared to the three months ended June 30, 2015 primarily due to our acquisition of 7 SHOPs from April 1, 2015 through June 30, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended June 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident services and fee income	$35,034	$33,846	$1,188	3.5%	$10,420	$12	$10,408	NM	$45,454	$33,858	$11,596	34.2%
Rental income	1	—	1	NM	—	—	—	NM	1	—	1	NM
Total revenues	35,035	33,846	1,189	3.5%	10,420	12	10,408	NM	45,455	33,858	11,597	34.3%
Property operating and maintenance	25,056	23,718	1,338	5.6%	6,620	8	6,612	NM	31,676	23,726	7,950	33.5%
NOI	$9,979	$10,128	$(149)	(1.5)%	$3,800	$4	$3,796	NM	$13,779	$10,132	$3,647	36.0%
_______________

(1)	Our SHOP segment included 31 Same Store properties.

(2)	Our SHOP segment included 7 Acquisition properties.

(3)	Our SHOP segment included 38 properties as of June 30, 2016.
NM — Not Meaningful

Contingent Purchase Price Consideration
During the three months ended June 30, 2016 and 2015, we recognized $0.2 million and $0.5 million, respectively, which primarily related to contingent purchase price consideration in connection with holdback and other vacancy escrow arrangements associated with two acquisitions. Contingent purchase price consideration during the three months ended June 30, 2016 related to releases from a holdback escrow for unit renovations at one of our SHOPs. Contingent purchase price consideration during the three months ended June 30, 2015 related to releases from escrow under a vacancy escrow arrangement at one of our MOBs. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was still not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration.
Impairment on Sale of Real Estate Investments
Impairment on sale of real estate investments for the three months ended June 30, 2016 related to the sale of two real estate investments located in Kansas City, Missouri for $8.8 million, which resulted in an impairment of $0.4 million during the period. We did not sell any real estate investments and therefore had no gains or impairments on sale of real estate investments during the three months ended June 30, 2015.
Operating Fees to Related Parties
Operating fees to related parties increased $1.8 million to $5.2 million for the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015. Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. The asset management fee is based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $1.0 million to $4.4 million for the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015. The increase in the asset management fee is due to an increase in the cost of assets for the three months ended June 30, 2016, which was primarily related to our Acquisitions and capital expenditures during the period from April 1, 2015 through June 30, 2016.
We incurred $0.8 million in fees for property management services from our Property Manager for the three months ended June 30, 2016. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended June 30, 2015. For the three months ended June 30, 2015, we would have incurred property management fees of $0.6 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.1 million for the three months ended June 30, 2016 primarily related to costs associated with the Strategic Review. Acquisition and transaction related expenses of $3.2 million for the three months ended June 30, 2015 related to our acquisition of 15 properties. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses decreased $0.1 million to $2.4 million for the three months ended June 30, 2016 from $2.5 million for the three months ended June 30, 2015, including $1.1 million and $1.4 million, respectively, incurred from related parties. The decrease in general and administrative expenses was primarily driven by a decrease in professional fees relating to the timing of expenses in connection with a consulting project completed during the three months ended June 30, 2015. No such consulting expenses were incurred during the three months ended June 30, 2016.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $9.3 million to $24.3 million for the three months ended June 30, 2016 from $33.6 million for the three months ended June 30, 2015. Same Store depreciation and amortization decreased $17.9 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition, partially offset by an increase of $8.5 million in depreciation and amortization related to our Acquisitions and $0.1 million related to internally developed corporate software that was capitalized and put into service in April 2015. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense increased $2.5 million to $4.9 million for the three months ended June 30, 2016 from $2.4 million for the three months ended June 30, 2015. Interest expense related to our mortgage notes payable increased $0.3 million as a result of a higher average outstanding mortgage balance of $151.9 million during the three months ended June 30, 2016, compared to the $99.6 million average balance during the three months ended June 30, 2015, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.

We entered into a $50.0 million credit facility (the "Credit Facility") in March 2014. In April 2014, June 2015 and July 2015, we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0 million, respectively. Interest expense related to the Credit Facility increased $2.1 million primarily as a result of higher amortization of deferred financing costs and non-usage fees as a result of the amendments and increases to the Credit Facility as well as a higher average outstanding balance on the Credit Facility of $460.8 million during the three months ended June 30, 2016 compared to the $33.7 million average balance during the three months ended June 30, 2015.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased $0.2 million to approximately $21,000 for the three months ended June 30, 2016 from $0.2 million for the three months ended June 30, 2015. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the year ended December 31, 2015, we sold all of our positions in common stock, real estate income funds and an investment in a senior note and sold a majority of our positions in preferred stock, which resulted in a decrease in dividend and interest income from our investment portfolio during the three months ended June 30, 2016.
Income Tax Benefit
Income tax benefit of $1.0 million and $47,000 for the three months ended June 30, 2016 and June 30, 2015, respectively, primarily related to deferred tax assets generated by current period net operating losses associated with our taxable REIT subsidiary ("TRS"). These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling was approximately $19,000 and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, which represents the portion or our net income or net loss that is related to OP Unit and non-controlling interest holders.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
On January 1, 2015, we owned 118 properties (our "Same Store" properties), including two vacant land parcels. We acquired 48 properties during the period from January 1, 2015 through June 30, 2016 (our "Acquisitions"), including one property under development. Information based on Same Store and Acquisitions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Our results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $4.6 million and $18.6 million for the six months ended June 30, 2016 and 2015, respectively. The following table shows our results of operations for the six months ended June 30, 2016 and 2015 and the period to period change by line item of the consolidated statement of operations:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues:
Rental income	$53,004	$43,787	$9,217	21.0%
Operating expense reimbursements	7,481	5,857	1,624	27.7%
Resident services and fee income	90,656	66,993	23,663	35.3%
Contingent purchase price consideration	225	450	(225)	(50.0)%
Total revenues	151,366	117,087	34,279	29.3%

Expenses:
Property operating and maintenance	79,486	56,106	23,380	41.7%
Impairment on sale of real estate investments	389	—	389	NM
Operating fees to related parties	10,327	3,410	6,917	202.8%
Acquisition and transaction related	2,101	5,187	(3,086)	(59.5)%
General and administrative	6,403	5,132	1,271	24.8%
Depreciation and amortization	48,898	63,031	(14,133)	(22.4)%
Total expenses	147,604	132,866	14,738	11.1%
Operating income (loss)	3,762	(15,779)	19,541	123.8%
Other income (expense):
Interest expense	(9,860)	(3,757)
Interest and other income	43	489
Gain on sale of investment securities	—	286
Total other expenses	(9,817)	(2,982)	(6,835)	(229.2)%
Loss before income tax	(6,055)	(18,761)	12,706	67.7%
Income tax benefit	1,475	18
Net loss	(4,580)	(18,743)	14,163	75.6%
Net loss attributable to non-controlling interests	25	102
Net loss attributable to stockholders	$(4,555)	$(18,641)	$14,086	75.6%
_______________
NM — Not Meaningful
Segment Results — Medical Office Buildings
Rental income is primarily related to contractual rent received from tenants in our MOB. Generally, operating expense reimbursements increase in proportion with the increase in property operating expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees.

During the six months ended June 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense decreased at the Same Store properties in our MOB segment as compared to the six months ended June 30, 2015, primarily due to the Craig Ranch Termination.
During the six months ended June 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense at our MOB segment Acquisitions increased significantly as compared to the six months ended June 30, 2015 primarily due to our acquisition of 31 MOBs from January 1, 2015 through June 30, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the six months ended June 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$21,528	$22,391	$(863)	(3.9)%	$11,591	$2,327	$9,264	NM	$33,119	$24,718	$8,401	34.0%
Operating expense reimbursements	4,923	5,618	(695)	(12.4)%	2,505	151	2,354	NM	7,428	5,769	1,659	28.8%
Total revenues	26,451	28,009	(1,558)	(5.6)%	14,096	2,478	11,618	NM	40,547	30,487	10,060	33.0%
Property operating and maintenance	7,631	8,750	(1,119)	(12.8)%	4,036	378	3,658	NM	11,667	9,128	2,539	27.8%
NOI	$18,820	$19,259	$(439)	(2.3)%	$10,060	$2,100	$7,960	NM	$28,880	$21,359	$7,521	35.2%
_______________

(1)	Our MOB segment included 50 Same Store properties.

(2)	Our MOB segment included 31 Acquisition properties.

(3)	Our MOB segment included 81 properties as of June 30, 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Six Months Ended June 30,		Annualized Straight Line Rental Income Per Rented Square Foot for the Six Months Ended June 30,
Type of Same Store MOB		2016	2015	2016	2015
Single-tenant MOBs	16	100.0%	100.0%	$21.55	$22.53
Multi-tenant MOBs	34	86.1%	89.4%	22.73	22.92
Total	50	90.2%	92.5%	$22.35	$22.47
Segment Results — Triple Net Leased Healthcare Facilities
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees. All of such expenses, except for bad debt expense, are generally reimbursed by the tenants in this segment.
During the six months ended June 30, 2016, rental income decreased and operating expense reimbursements and property operating and maintenance expense increased at the Same Store properties in our triple net leased healthcare segment as compared to the six months ended June 30, 2015. The decrease in rental income was primarily due to the sale of two properties from this segment during the six months ended June 30, 2015. The increase in operating expense reimbursements is primarily due to higher property operating expenses at one of our properties where we are reimbursed for property operating expenses that we pay on behalf of the tenant. The increase in property operating and maintenance expense is primarily due to an increase in bad debt reserve percentages to reflect our uncertainty of the collectability of rental payments from certain tenants within this segment.

During the six months ended June 30, 2016, rental income and property operating and maintenance expense increased and operating expense reimbursements decreased at our triple net leased healthcare facilities segment Acquisitions as compared to the six months ended June 30, 2015. The increase in rental income and property operating and maintenance expense was primarily due to our acquisition of 8 triple net leased healthcare facilities from January 1, 2015 through June 30, 2016, with the increase to revenue being partially offset by decreases due to the Specialty Hospital Terminations. The decrease in operating expense reimbursements was also due to the Specialty Hospital Terminations.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the six months ended June 30, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$16,876	$17,131	$(255)	(1.5)%	$3,008	$1,938	$1,070	55.2%	$19,884	$19,069	$815	4.3%
Operating expense reimbursements	53	39	14	35.9%	—	49	(49)	NM	53	88	(35)	NM
Total revenues	16,929	17,170	(241)	(1.4)%	3,008	1,987	1,021	51.4%	19,937	19,157	780	4.1%
Property operating and maintenance	3,558	644	2,914	452.5%	199	52	147	NM	3,757	696	3,061	439.8%
NOI	$13,371	$16,526	$(3,155)	(19.1)%	$2,809	$1,935	$874	45.2%	$16,180	$18,461	$(2,281)	(12.4)%
_______________

(1)	Our triple net leased healthcare facilities segment included 36 Same Store properties, including two properties sold during the six months ended June 30, 2016.

(2)	Our triple net leased healthcare facilities segment included 8 Acquisition properties.

(3)	Our triple net leased healthcare facilities segment included 44 properties as of June 30, 2016, including two properties sold during the six months ended June 30, 2016.
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.
Segment Results — Seniors Housing Operating Properties
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance relates to the costs associated with our properties, as described above, and professional fees, as well as costs relating to caring for the residents in our SHOPs, including food, labor, and marketing expenses.
During the six months ended June 30, 2016, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the six months ended June 30, 2015. These increases are primarily due to higher resident rental rates, increased property taxes and higher costs to care for the residents of our SHOPs.
During the six months ended June 30, 2016, rental income and property operating and maintenance expense increased at our SHOP segment Acquisitions as compared to the six months ended June 30, 2015 primarily due to our acquisition of 8 SHOPs from January 1, 2015 through June 30, 2016.

The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the six months ended June 30, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident services and fee income	$68,045	$65,350	$2,695	4.1%	$22,611	$1,643	$20,968	NM	$90,656	$66,993	$23,663	35.3%
Rental income	1	—	1	NM	—	—	—	NM	1	—	1	NM
Total revenues	68,046	65,350	2,696	4.1%	22,611	1,643	20,968	NM	90,657	66,993	23,664	35.3%
Property operating and maintenance	49,584	45,229	4,355	9.6%	14,478	1,053	13,425	NM	64,062	46,282	17,780	38.4%
NOI	$18,462	$20,121	$(1,659)	(8.2)%	$8,133	$590	$7,543	NM	$26,595	$20,711	$5,884	28.4%
_______________

(1)	Our SHOP segment included 30 Same Store properties.

(2)	Our SHOP segment included 8 Acquisition properties.

(3)	Our SHOP segment included 38 properties as of June 30, 2016.
NM — Not Meaningful
Contingent Purchase Price Consideration
During the six months ended June 30, 2016 and 2015, we recognized $0.2 million and $0.5 million, respectively, which primarily related to contingent purchase price consideration in connection with holdback and other vacancy escrow arrangements associated with two acquisitions. Contingent purchase price consideration during the six months ended June 30, 2016 related to releases from a holdback escrow for unit renovations at one of our SHOPs. Contingent purchase price consideration during the six months ended June 30, 2015 related to releases from escrow under a vacancy escrow arrangement at one of our MOBs. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration.
Impairment on Sale of Real Estate Investments
Impairment on sale of real estate investments for the six months ended June 30, 2016 related to the sale of two real estate investments located in Kansas City, Missouri for $8.8 million, which resulted in an impairment of $0.4 million during the period. We did not sell any real estate investments and therefore had no gains or impairments on sale of real estate investments during the six months ended June 30, 2015.
Operating Fees to Related Parties
Operating fees to related parties increased $6.9 million to $10.3 million for the six months ended June 30, 2016 from $3.4 million for the six months ended June 30, 2015. We pay our Advisor and Property Manager for asset management and property management services, respectively. We incurred $8.8 million in fees for asset management services from our Advisor during the six months ended June 30, 2016. Prior to April 1, 2015, these fees were paid by us causing the OP to issue restricted performance based Class B Units to the Advisor. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that, effective April 1, 2015, the asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor, and is expensed as incurred. During the six months ended June 30, 2015, we granted 128,781 Class B Units at an issue price of $22.50 per unit in lieu of paying for the asset management services in cash. The asset management fee is based a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $5.4 million to $8.8 million for the six months ended June 30, 2016 from $3.4 million for the six months ended June 30, 2015. The increase in the asset management fee is due to the amendment to the advisory agreement as well as an increase in the cost of assets for the six months ended June 30, 2016, which was primarily related to our Acquisitions and capital expenditures during the period from January 1, 2015 through June 30, 2016.
We incurred $1.5 million in fees for property management services from our Property Manager for the six months ended June 30, 2016. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the six months ended June 30, 2015. For the six months ended June 30, 2015, we would have incurred additional property management fees of $1.2 million had these fees not been waived.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.1 million for the six months ended June 30, 2016 primarily related to costs associated with the Strategic Review, costs associated with property acquisitions that will not be completed and costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $5.2 million for the six months ended June 30, 2015 primarily related to our acquisition of 25 properties during the period. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $1.3 million to $6.4 million for the six months ended June 30, 2016 from $5.1 million for the six months ended June 30, 2015, including $2.2 million and $2.3 million, respectively, incurred from related parties. The increase was primarily driven by professional fees incurred to support our larger real estate portfolio.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $14.1 million to $48.9 million for the six months ended June 30, 2016 from $63.0 million for the six months ended June 30, 2015. Same Store depreciation and amortization decreased $31.4 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition, partially offset by an increase of $17.0 million in depreciation and amortization related to our Acquisitions and $0.2 million related to internally developed corporate software that was capitalized and put into service in April 2015.
Interest Expense
Interest expense increased $6.1 million to $9.9 million for the six months ended June 30, 2016 from $3.8 million for the six months ended June 30, 2015. Interest expense related to our mortgage notes payable increased $1.1 million related to our higher average mortgage notes payable balance of $154.5 million during the six months ended of June 30, 2016, compared to the $85.1 million average balance during the six months ended June 30, 2015, as well as the associated increases in amortization of deferred financing costs and accretion of mortgage discounts, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million Credit Facility in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0, million respectively. Interest expense related to the Credit Facility increased $5.0 million primarily as a result of higher amortization of deferred financing costs as a result of the amendments and increases to the Credit Facility, as well as higher interest payments due to an average outstanding balance on the Credit Facility of $451.9 million during the six months ended June 30, 2016 compared to the $19.3 million average balance during the six months ended June 30, 2015, partially offset by lower unused fees.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased $0.5 million to approximately $43,000 for the six months ended June 30, 2016 from $0.5 million for the six months ended June 30, 2015. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the year ended December 31, 2015, we sold all of our positions in common stock, real estate income funds and an investment in a senior note and sold a majority of our positions in preferred stock, which resulted in a decrease in dividend and interest income from our investment portfolio during the six months ended June 30, 2016.
Gain on Sale of Investments
Gain on sale of investments for the six months ended June 30, 2015 of $0.3 million resulted from selling certain investments in preferred stock. We did not sell any of our investments during the six months ended June 30, 2016 and therefore did not record any gain on sale of investments for such period.
Income Tax Benefit
Income tax benefit of $1.5 million and approximately $18,000 for the six months ended June 30, 2016 and June 30, 2015, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling was approximately $25,000 and $0.1 million for the six months ended June 30, 2016 and 2015, respectively, which represents the portion of our net income or net loss that is related to OP Unit and non-controlling interest holders.
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $47.7 million. The level of cash flows provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $49.5 million (net loss of $4.6 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense and loss on sale of real estate investments of $54.1 million), an increase in accounts payable and accrued expenses of $1.4 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party property management fees and reimbursements and interest expense, an increase of $0.6 million in deferred rent, a $0.4 million decrease in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and a net decrease in prepaid and other assets of $1.8 million due to rent, other receivables and prepaid real estate taxes and insurance. These cash inflows were partially offset by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of approximately $5.9 million.
Net cash used in investing activities during the six months ended June 30, 2016 was $5.2 million. The cash used in investing activities included $10.7 million to fund the ongoing development of a skilled nursing facility in Jupiter, Florida as well as $3.4 million of capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $8.8 million and proceeds from a deposit for a potential real estate sale of $0.1 million.
Net cash used in financing activities of $26.3 million during the six months ended June 30, 2016 related to distributions to stockholders of $36.1 million, common stock repurchases of $12.2 million, mortgage principal repayments of $8.7 million, payments of deferred financing costs of $0.5 million and distributions to non-controlling interest holders of $0.3 million. These cash outflows were partially offset by proceeds from the Credit Facility of $31.5 million.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash provided by operating activities was $41.7 million. The level of cash flows provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the six months ended June 30, 2015 included $5.2 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $46.1 million (net loss of $18.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums, equity based compensation, bad debt expense and gain on sale of investment securities of $64.8 million) and an increase in accounts payable and accrued expenses of $3.6 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs. These cash inflows were partially offset by a net increase in prepaid and other assets of $1.8 million due to rent and other receivables, $4.6 million related to unbilled receivables recorded in accordance with straight-line basis accounting, as well as a $1.4 million increase in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and $0.1 million in deferred rent.
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
Liquidity and Capital Resources
As of June 30, 2016, we had $40.6 million of cash and cash equivalents and investment securities, at fair value, of $1.1 million. We closed our IPO on November 17, 2014, which resulted in net proceeds of $2.2 billion.

We acquired our first property and commenced real estate operations in May 2013. As of June 30, 2016, we owned 164 properties with real estate investments, at cost, of $2.3 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. We generally intend to acquire assets with mortgage or other debt proceeds, such as proceeds from our Credit Facility.
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
As of June 30, 2016, the balance outstanding under the Credit Facility was $461.5 million. Our unused borrowing capacity was $103.5 million, based on assets assigned to the Credit Facility as of June 30, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of June 30, 2016, we had the ability to borrow up to $565.0 million on a revolving basis under the Credit Facility and the Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. Additionally, the Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019. As of June 30, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 27.3% and we had total secured borrowings of $612.3 million and no unsecured borrowings.
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
Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP") which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. On January 26, 2016, our board of directors approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the First SRP Amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). On June 28, 2016, the board of directors of the Company further amended the SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. There are limits on the number of shares we may repurchase under this program during any fiscal semester and the 2016 Repurchase Period. Further, we are only authorized to repurchase shares in a given fiscal semester or the 2016 Repurchase Period up to the amount of proceeds received from our DRIP in that same period.

The following table reflects the number of shares repurchased cumulatively through June 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015 (1)	968,370	$23.72
Six months ended June 30, 2016 (2)	6,660	24.36
Cumulative repurchases as of June 30, 2016 (2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015 and remain rejected as of June 30, 2016. There were no other rejected share repurchase requests for the period from October 15, 2012 (date of inception) to June 30, 2016.

(2)
Excludes 1.8 million shares that have been requested for repurchase and are not yet fulfilled as of June 30, 2016. These shares, and all additional shares requested prior to December 31, 2016, will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations, Modified Funds from Operations and Net Operating Income. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below:
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs associated with the Strategic Review), amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, capitalized interest, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)	$(3,000)	$(4,555)
Depreciation and amortization	24,408	24,084	48,492
Impairment on sale of real estate investments	—	389	389
Adjustments for non-controlling interests(1)	(124)	(118)	(242)
FFO attributable to stockholders	22,729	21,355	44,084
Acquisition and transaction-related fees and expenses	42	2,059	2,101
Amortization of market lease and other lease intangibles, net	27	34	61
Straight-line rent	(2,417)	(413)	(2,830)
Amortization and accretion of mortgage premiums and discounts, net	(514)	(488)	(1,002)
Contingent purchase price consideration	(6)	(219)	(225)
Capitalized construction interest costs	(173)	(203)	(376)
Adjustments for non-controlling interests(1)	18	(14)	4
MFFO attributable to stockholders	$19,706	$22,111	$41,817
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss).
We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. We use NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended March 31, 2016:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$11,290	$(739)	$(12,106)	$(1,555)
Contingent purchase price consideration	(4)	(2)	—	(6)
Operating fees to related parties	—	—	5,155	5,155
Acquisition and transaction related	—	6	36	42
General and administrative	—	—	3,987	3,987
Depreciation and amortization	14,160	10,322	133	24,615
Interest expense	758	922	3,304	4,984
Interest and other income	—	(3)	(19)	(22)
Income tax benefit	—	—	(483)	(483)
Net income (loss) attributable to non-controlling interests	—	1	(7)	(6)
NOI	$26,204	$10,507	$—	$36,711
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended June 30, 2016:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,960	$(566)	$(12,394)	$(3,000)
Contingent purchase price consideration	(221)	2	—	(219)
Impairment on sale of real estate investments	—	—	389	389
Operating fees to related parties	—	—	5,172	5,172
Acquisition and transaction related	3	5	2,051	2,059
General and administrative	—	40	2,376	2,416
Depreciation and amortization	14,999	9,151	133	24,283
Interest expense	1,023	548	3,305	4,876
Interest and other income	(1)	—	(20)	(21)
Income tax benefit	—	—	(992)	(992)
Net income (loss) attributable to non-controlling interests	—	1	(20)	(19)
NOI	$25,763	$9,181	$—	$34,944

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the six months ended June 30, 2016:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$21,176	$(1,231)	$(24,500)	$(4,555)
Contingent purchase price consideration	(225)	—	—	(225)
Impairment on sale of real estate investments	—	—	389	389
Operating fees to related parties	—	—	10,327	10,327
Acquisition and transaction related	—	14	2,087	2,101
General and administrative	—	40	6,363	6,403
Depreciation and amortization	28,260	20,372	266	48,898
Interest expense	1,444	1,808	6,608	9,860
Interest and other income	(2)	(3)	(38)	(43)
Income tax benefit	—	—	(1,475)	(1,475)
Net income (loss) attributable to non-controlling interests	—	2	(27)	(25)
NOI	$50,653	$21,002	$—	$71,655
Refer to Note 14 — Segment Reporting for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
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
During the six months ended June 30, 2016, distributions paid to common stockholders and OP Unit holders totaled $74.2 million, including $37.8 million which was reinvested through our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$36,630		$37,269		$73,899
Distributions on OP Units	172		173		345
Total distributions	$36,802		$37,442		$74,244

Source of distribution coverage:
Cash flows provided by operations	$26,084	70.8%	$21,622	57.8%	$47,706	64.2%
Offering proceeds from issuance of common stock	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	7,105	19.3%	18,550	49.5%	25,655	34.6%
Proceeds from the sale of investment securities	535	1.5%	—	—%	535	0.7%
Proceeds from the sale of real estate investments	—	—%	348	0.9%	348	0.5%
Proceeds from financings	3,078	8.4%	(3,078)	(8.2)%	—	—%
Total source of distribution coverage	$36,802	100.0%	$37,442	100.0%	$74,244	100.0%

Cash flows provided by operations (in accordance with GAAP)	$26,084		$21,622		$47,706
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)		$(3,000)		$(4,555)
For the six months ended June 30, 2016, cash flows provided by operations were $47.7 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through June 30, 2016:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	June 30, 2016
Distributions paid:
Common stockholders (1)	$298,009
OP Units	1,043
Total distributions paid	$299,052

Reconciliation of net loss:
Revenues	$459,112
Acquisition and transaction related	(51,133)
Depreciation and amortization	(199,788)
Other operating expenses	(274,601)
Other non-operating expenses	(21,961)
Income tax benefit	3,883
Net income attributable to non-controlling interests	278
Net loss attributable to stockholders (in accordance with GAAP) (2)	$(84,210)

Net cash flows provided by operating activities	$106,288

FFO attributable to stockholders	$114,279
_____________________

(1)	For the period from October 15, 2012 (date of inception) to June 30, 2016, we received $159.3 million of proceeds from common stock issued under the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may cause us, with approval from our independent directors, to seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2016. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of June 30, 2016, the outstanding mortgage notes payable and loans under the Credit Facility had weighted-average effective interest rates of 5.3% and 2.2%, respectively.

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage notes payable	$150,801	$6,997	$66,725	$37,603	$39,476
Interest on mortgage notes payable	41,829	3,904	10,525	4,522	22,878
Credit Facility	461,500	—	—	461,500	—
Interest on Credit Facility	26,128	4,837	19,188	2,103	—
Lease rental payments due (1)	44,438	371	1,486	1,506	41,075
Development project funding commitment(2)	40,020	40,020	—	—	—
Total	$764,716	$56,129	$97,924	$507,234	$103,429
_______________________________

(1)	Lease rental payments due includes $3.4 million of imputed interest related to our capital lease obligations.

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
Related-Party Transactions and Agreements
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2016, we did not have any derivative financial instruments. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $152.2 million and a fair value of $155.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $6.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.6 million.
At June 30, 2016, our variable-rate Credit Facility had a carrying and fair value of $461.5 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations were $47.7 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid distributions of $74.2 million, of which $47.7 million, or 64.2%, was funded from cash flows from operations, $25.7 million, or 34.6%, was funded from proceeds received from our DRIP, $0.3 million, or 0.5%, was funded from the sale of real estate and $0.5 million, or 0.7%, was funded from the sale of investment securities. During the six months ended June 30, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $1.4 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2016, there would have been $1.4 million less in cash flow from operations available to pay distributions.
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
As of June 30, 2016, the following six states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended June 30, 2016:

State	Percentage of Straight-Line Rental Income
Arkansas	5.4%
Florida	18.7%
Georgia	9.8%
Iowa	10.1%
Michigan	6.5%
Pennsylvania	11.8%

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
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2016.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Six months ended June 30, 2016 (2)	6,660	24.36
Cumulative repurchases as of June 30, 2016 (2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015 and remain rejected as of June 30, 2016. There were no other rejected share repurchase requests for the period from October 15, 2012 (date of inception) to June 30, 2016.

(2)
Excludes 1.8 million shares that have been requested for repurchase and are not yet fulfilled as of June 30, 2016. These shares, and all additional shares requested prior to December 31, 2016, will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 15, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.57 *	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Amendment to Amended and Restated Share Repurchase Program for Healthcare Trust, Inc., dated June 30, 2016
101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Current Report of Form 8-K, filed with the SEC on June 30, 2016