Form 10-Q
period 2016-09-30
Healthcare Trust, Inc.
filed 2016-11-10
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
As of October 31, 2016, the registrant had 88,837,166 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$187,868	$192,790
Buildings, fixtures and improvements	1,871,126	1,885,713
Construction in progress	43,070	21,309
Acquired intangible assets	234,749	241,459
Total real estate investments, at cost	2,336,813	2,341,271
Less: accumulated depreciation and amortization	(218,077)	(146,669)
Total real estate investments, net	2,118,736	2,194,602
Cash and cash equivalents	50,434	24,474
Restricted cash	4,571	4,647
Investment securities, at fair value	—	1,078
Straight-line rent receivable, net	13,875	11,470
Prepaid expenses and other assets	22,202	21,707
Deferred costs, net	10,307	11,864
Total assets	$2,220,125	$2,269,842
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$142,627	$157,305
Mortgage premiums and discounts, net	918	2,403
Credit facility	476,500	430,000
Market lease intangible liabilities, net	20,775	22,994
Accounts payable and accrued expenses (including $674 and $536 due to related parties as of September 30, 2016 and December 31, 2015, respectively)	28,607	38,449
Deferred rent	5,790	4,356
Distributions payable	12,346	12,518
Total liabilities	687,563	668,025
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 88,574,565 and 86,135,411 shares of common stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	886	861
Additional paid-in capital	1,963,398	1,907,549
Accumulated other comprehensive income (loss)	—	(6)
Accumulated deficit	(440,846)	(316,284)
Total stockholders' equity	1,523,438	1,592,120
Non-controlling interests	9,124	9,697
Total equity	1,532,562	1,601,817
Total liabilities and equity	$2,220,125	$2,269,842
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$24,980	$24,495	$77,984	$68,282
Operating expense reimbursements	4,196	3,487	11,677	9,344
Resident services and fee income	46,428	36,011	137,084	103,004
Contingent purchase price consideration	(83)	37	142	487
Total revenues	75,521	64,030	226,887	181,117

Expenses:
Property operating and maintenance	44,041	33,506	123,527	89,612
Impairment on sale of real estate investments	—	—	389	—
Operating fees to related parties	5,199	4,312	15,526	7,722
Acquisition and transaction related	958	3,315	3,059	8,502
General and administrative	2,874	2,442	9,277	7,574
Depreciation and amortization	27,347	34,162	76,245	97,193
Total expenses	80,419	77,737	228,023	210,603
Operating loss	(4,898)	(13,707)	(1,136)	(29,486)
Other income (expense):
Interest expense	(4,923)	(3,081)	(14,783)	(6,838)
Interest and other income	2	66	45	555
Gain on sale of real estate investment	1,330	—	1,330	—
Gain on sale of investment securities	56	160	56	446
Total other expenses	(3,535)	(2,855)	(13,352)	(5,837)
Loss before income tax	(8,433)	(16,562)	(14,488)	(35,323)
Income tax benefit (expense)	(260)	369	1,215	387
Net loss	(8,693)	(16,193)	(13,273)	(34,936)
Net loss attributable to non-controlling interests	29	85	54	187
Net loss attributable to stockholders	(8,664)	(16,108)	(13,219)	(34,749)

Other comprehensive loss:
Unrealized gain (loss) on investment securities, net	(43)	(177)	6	(507)
Comprehensive loss attributable to stockholders	$(8,707)	$(16,285)	$(13,213)	$(35,256)

Basic and diluted weighted-average shares outstanding	88,285,390	85,705,595	87,472,855	84,988,240
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.15)	$(0.41)
Distributions declared per share	$0.43	$0.43	$1.27	$1.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	86,135,411	$861	$1,907,549	$(6)	$(316,284)	$1,592,120	$9,697	$1,601,817
Common stock issued through distribution reinvestment plan	2,441,759	25	55,946	—	—	55,971	—	55,971
Common stock repurchases	(6,660)	—	(170)	—	—	(170)	—	(170)
Equity-based compensation, net	4,055	—	73	—	—	73	—	73
Distributions declared	—	—	—	—	(111,343)	(111,343)	—	(111,343)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(519)	(519)
Unrealized gain on investments	—	—	—	6	—	6	—	6
Net loss	—	—	—	—	(13,219)	(13,219)	(54)	(13,273)
Balance, September 30, 2016	88,574,565	$886	$1,963,398	$—	$(440,846)	$1,523,438	$9,124	$1,532,562

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,273)	$(34,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,245	97,193
Amortization of deferred financing costs	3,373	2,676
Amortization of mortgage premiums and discounts, net	(1,485)	(1,402)
Amortization of market lease and other intangibles, net	113	(119)
Bad debt expense	8,157	3,766
Equity-based compensation	73	36
Gain on sale of investment securities	(56)	(446)
Gain on sale of real estate investments, net	(941)	—
Changes in assets and liabilities:
Straight-line rent receivable	(6,534)	(7,296)
Prepaid expenses and other assets	(5,146)	(8,141)
Accounts payable, accrued expenses and other liabilities	1,897	7,007
Deferred rent	1,434	(736)
Restricted cash	76	(1,169)
Net cash provided by operating activities	63,933	56,433
Cash flows from investing activities:
Investments in real estate	(21,761)	(312,992)
Deposits paid for real estate acquisitions	—	(3,150)
Deposit received for unconsummated disposition	100	—
Capital expenditures	(5,727)	(4,984)
Purchases of investment securities	—	(93)
Proceeds from sales of investment securities	1,140	19,278
Proceeds from sale of real estate investments	26,065	—
Net cash used in investing activities	(183)	(301,941)
Cash flows from financing activities:
Proceeds from credit facility	46,500	185,000
Payments on mortgage notes payable	(15,085)	(6,023)
Payments of deferred financing costs	(958)	(12,407)
Proceeds from issuance of common stock	—	6
Common stock repurchases	(12,184)	(5,921)
Payments of offering costs and fees related to common stock issuances	—	(629)
Distributions paid	(55,544)	(49,358)
Contributions from non-controlling interest holders	—	500
Distributions to non-controlling interest holders	(519)	(526)
Net cash used in financing activities	(37,790)	110,642
Net change in cash and cash equivalents	25,960	(134,866)
Cash and cash equivalents, beginning of period	24,474	182,617
Cash and cash equivalents, end of period	$50,434	$47,751

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,883	$5,170
Cash paid for taxes	339	312

Non-cash investing and financing activities:
Accrued repurchases included in accounts payable and accrued expenses	$—	$4,472
Assumption of mortgage notes payable used to acquire investments in real estate	—	38,387
Premiums on assumed mortgage notes payable	—	2,834
Liabilities assumed in real estate acquisitions	—	604
Common stock issued through distribution reinvestment plan	55,971	58,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of September 30, 2016, the Company owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of September 30, 2016, the Company had received $2.2 billion from its IPO and from proceeds received under the distribution reinvestment plan ("DRIP").
In 2015, the Company’s board of directors (the "Board") determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. In April 2016, the Board, led by its independent directors, announced that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The Board formed a special committee (the "Special Committee") to evaluate various options in connection with the Strategic Review. The Special Committee engaged Morgan Stanley & Co. LLC ("Morgan Stanley") and KeyBanc Capital Markets ("KeyBanc") as financial advisors, with Morgan Stanley as lead advisor. The Board also formed a separate special committee to address conflicts of interest. The Board retained Gibson, Dunn & Crutcher LLP ("Gibson") as special legal counsel in connection with the Strategic Review.
On October 6, 2016, the Company announced that the Special Committee had concluded the Strategic Review and recommended that the Company continue to execute its business plan and focus on managing and strengthening its assets. The Special Committee and the committee to address conflicts of interest were terminated by the Board.
On April 7, 2016 (the "NAV Pricing Date"), the Board approved an estimate of per share net asset value ("NAV"). Subsequent valuations will occur periodically, at the discretion of the Board, provided that such estimates will be made at least annually. Pursuant to the DRIP, the Company's stockholders can elect to reinvest distributions by purchasing shares of the Company's common stock. Prior to the NAV Pricing Date, the Company offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, the Company began offering shares pursuant to the DRIP at the then-current NAV approved by the Board (see Note 8 — Common Stock).
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2016 other than the updates described below.
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
September 30, 2016
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $2.0 million and $2.2 million of deferred financing costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable, net of deferred financing costs in the Company's consolidated balance sheets as of December 31, 2015.
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
September 30, 2016
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 163 properties as of September 30, 2016. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired and capitalized construction in progress during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2016	2015
Real estate investments, at cost:
Land	$—	$49,921
Buildings, fixtures and improvements	—	257,516
Construction in progress	21,761	17,977
Total tangible assets	21,761	325,414
Acquired intangibles:
In-place leases	—	38,885
Market lease and other intangible assets	—	1,653
Market lease liabilities	—	(8,135)
Total assets and liabilities acquired, net	21,761	357,817
Mortgage notes payable assumed to acquire real estate investments	—	(38,387)
Premiums on mortgages assumed	—	(2,834)
Other assets and liabilities, net	—	(604)
Deposits for real estate acquisitions	—	(3,000)
Cash paid for acquired real estate investments	$21,761	$312,992
Number of properties purchased	—	31
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2016.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2016 — December 31, 2016	$23,503
2017	88,552
2018	83,867
2019	77,503
2020	72,181
Thereafter	447,168
Total	$792,774
As of September 30, 2016 and 2015, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2016 and 2015:

	September 30,
State	2016	2015
Florida	17.6%	22.0%
Georgia	10.9%	*
Iowa	*	11.9%
Pennsylvania	11.0%	13.3%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	September 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$195,940	$108,294	$87,646	$202,608	$82,390	$120,218
Intangible market lease assets	28,221	5,205	23,016	28,262	3,393	24,869
Other intangible assets	10,588	506	10,082	10,589	309	10,280
Total acquired intangible assets	$234,749	$114,005	$120,744	$241,459	$86,092	$155,367
Intangible market lease liabilities	$25,213	$4,438	$20,775	$25,613	$2,619	$22,994
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases and other intangible assets(1)	$12,595	$24,833	$31,343	$65,189
Amortization and (accretion) of above- and below-market leases, net(2)	(44)	(110)	(171)	(282)
Accretion of above-market ground leases(3)	43	50	129	150
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	October 1, 2016 — December 31, 2016	2017	2018	2019	2020
In-place lease assets	$7,204	$15,573	$13,302	$10,732	$8,795
Other intangible assets	66	265	265	265	265
Total to be added to amortization expense	$7,270	$15,838	$13,567	$10,997	$9,060

Above-market lease assets	$(541)	$(1,877)	$(1,357)	$(1,068)	$(741)
Below-market lease liabilities	582	2,089	1,860	1,580	1,423
Total to be added to rental income	$41	$212	$503	$512	$682

Below-market ground lease assets	$53	$212	$212	$212	$212
Above-market ground lease liabilities	(10)	(40)	(40)	(40)	(40)
Total to be added to property operating and maintenance expense	$43	$172	$172	$172	$172
Real Estate Sales
During the nine months ended September 30, 2016, the Company sold Gregory Ridge Living Center ("Gregory Ridge") and Parkway Health Care Center ("Parkway"), both located in Kansas City, Missouri. During the three and nine months ended September 30, 2016, the Company sold Redwood Radiology and Outpatient Center ("Redwood Radiology") located in Santa Rosa, California. The following table summarizes the three properties sold during the nine months ended September 30, 2016. The Company did not sell any properties during the three and nine months ended September 30, 2015.

Property (In thousands)	Disposition Date	Contract Sale Price	Gain (Impairment) on Sale, Net
Gregory Ridge Living Center - Kansas City, MO	June 1, 2016	$4,300	$(126)
Parkway Health Care Center - Kansas City, MO	June 1, 2016	4,450	(263)
Redwood Radiology and Outpatient Center - Santa Rosa, CA	September 30, 2016	17,500	1,330
Total		26,250	$941
Less: disposal costs (1)		(185)
Proceeds from sale of real estate investments		$26,065
_______________
(1) As of September 30, 2016, the Company had $0.2 million of unpaid brokerage commissions.
The disposals of Gregory Ridge, Parkway and Redwood Radiology did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Gregory Ridge, Parkway and Redwood Radiology remain classified within continuing operations for all periods presented until the respective dates of disposal of Gregory Ridge, Parkway and Redwood Radiology.
Note 4 — Investment Securities
As of September 30, 2016, the company had no investment securities.
As of December 31, 2015, the Company had investment securities with an aggregate fair value of $1.1 million. These investments were considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of December 31, 2015:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Equity securities	$1,084	$19	$(25)	$1,078
During the three and nine months ended September 30, 2016, the Company sold its investments in preferred stock with a cost basis and sale price of $1.1 million, which resulted in a realized gain on sale of investment of $0.1 million.
During the three months ended September 30, 2015, the Company sold certain of its investments in preferred stock, common stock and real estate income funds with a cost basis of $14.9 million for $15.1 million, which resulted in a realized gain on sale of investment of $0.2 million. During the nine months ended September 30, 2015, the Company sold certain of its investments in preferred stock, common stock and real estate income funds and its investment in a senior note with a cost basis of $18.8 million for $19.3 million, which resulted in a realized gain on sale of investment of $0.4 million.
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
As of September 30, 2016, the balance outstanding under the Credit Facility was $476.5 million, with an effective interest rate of 2.0%. The Company's unused borrowing capacity was $41.5 million, based on assets assigned to the Credit Facility as of September 30, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There was $430.0 million in advances outstanding as of December 31, 2015.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2016, the Company was in compliance with the financial covenants under the Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of September 30, 2016 and December 31, 2015:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2016	December 31, 2015			Interest Rate		Maturity
		(In thousands)	(In thousands)
Bowie Gateway Medical Center - Bowie, MD	—	$—	$5,969	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,633	8,720	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,427	3,461	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	—	—	4,184	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,927	5,992	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,551	6,623	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	—	—	3,555	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,613	6,680	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,699	7,777	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,743	6,811	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	30,963	31,257	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,453	3,525	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,171	3,232	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,930	24,999	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,730	7,825	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,606	17,800	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,925	11,045	3.98%		Fixed		May 2047
Gross mortgage notes payable	21	144,371	159,455	5.26%	(3)
Deferred financing costs, net of accumulated amortization		(1,744)	(2,150)
Mortgage notes payable, net of deferred financing costs		$142,627	$157,305
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments starting in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2016.
As of September 30, 2016, the Company had pledged $261.7 million in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2016:

(In thousands)	Future Principal Payments
October 1, 2016 — December 31, 2016	$567
2017	34,832
2018	31,893
2019	13,324
2020	24,279
Thereafter	39,476
Total	$144,371
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company did not own any assets measured at fair value on a recurring basis as of September 30, 2016.

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

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable	3	$145,289	$149,198	$161,858	$162,654
Credit Facility	3	$476,500	$476,500	$430,000	$430,000
_______________________________

(1)
Carrying value includes gross mortgage notes payable of $144.4 million and $159.5 million and mortgage premiums and discounts, net of $0.9 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, because the Credit Facility's interest rate varies with changes in LIBOR.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 8 — Common Stock
As of September 30, 2016 and December 31, 2015, the Company had 88.6 million and 86.1 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds of $2.2 billion and $2.1 billion, respectively, including proceeds from shares issued pursuant to the DRIP.
In April 2013, the Board authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2016, the Board ratified the existing distribution amount equivalent to $1.70 per annum, and, for calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0046448087 per day per share of common stock to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Board has adopted a Share Repurchase Program (as amended, the "SRP") which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the NAV Pricing Date (other than with respect to a repurchase request that was made in connection with a stockholder's death or disability), the repurchase price per share depended on the length of time investors held such shares, as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase price was be equal to the price actually paid for each share.
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
Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board. Until the First SRP Amendment (described below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter.
On January 26, 2016, the Board approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the First SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

On June 28, 2016, the Board further amended the Company’s SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Accordingly, the 2016 Repurchase Period will be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and continue to be subject to the terms and conditions set forth in the SRP, as amended. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP will become effective on the day following the Company’s public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and will only apply to repurchase periods in calendar year 2016.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Nine months ended September 30, 2016(2)	6,660	24.36
Cumulative repurchases as of September 30, 2016 (2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015 and remain rejected as of September 30, 2016. There were no other rejected share repurchase requests for the period from October 15, 2012 (date of inception) to September 30, 2016.

(2)
Excludes 2.4 million shares that have been requested for repurchase and are not yet fulfilled as of September 30, 2016. These shares, and all additional shares requested prior to December 31, 2016, will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP. The 6,660 shares above represent unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2016 and 2015, the Company issued 2.4 million and 2.5 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $56.0 million and $58.8 million, respectively.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2016 and December 31, 2015, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

On January 14, 2015, the Company purchased the Specialty Hospital portfolio from American Realty Capital Healthcare Trust, Inc. ("HCT") for a contract purchase price of $39.4 million. At the time of such purchase, the Sponsor and the Advisor and the sponsor and advisor of HCT were under common control.
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
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Former Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Former Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. During the nine months ended September 30, 2015, the Company received approximately $2,000 from the Former Dealer Manager for an unconsummated share transaction. The Company did not incur any commissions or fees in connection with the sale of the Company's common stock in the IPO from the Former Dealer Manager during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. The Company did not have any amounts outstanding to the Former Dealer Manager for fees in connection with the sale of the Company's common stock in the IPO as of September 30, 2016 or December 31, 2015.
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The Company did not incur any charges or reimbursements for services relating to the IPO from the Advisor or any of its affiliates during the three and nine months ended September 30, 2016 or 2015. The Company did not have any amounts outstanding to the Advisor or any of its affiliates for charges or reimbursements for services relating to the IPO as of September 30, 2016 or December 31, 2015.
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
September 30, 2016
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
Until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units were intended to be profit interests and vest, and are no longer subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
When approved by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2016, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the lesser of (a) cost of assets or (b) fair value of assets for the preceding monthly period. The asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the NAV Pricing Date, each share was valued at $22.50, (b) after the NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share will be valued at the then-current NAV per share and (c) at all other times, each share shall be valued by the Board in good faith at the fair market value.
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
September 30, 2016
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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable (Receivable) as of
	2016		2015		2016		2015		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2016	2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$1,719	$—	$—	$—	$3,707	$—	$—	$—
Acquisition cost reimbursements	—	—	859	—	—	—	1,853	—	—	—
Financing coordination fees	—	—	512	—	—	—	3,400	—	—	—
Ongoing fees and reimbursements:
Asset management fees (1)	4,396	—	3,656	—	13,177	—	7,066	—	—	(5)
Property management fees	803	—	656	—	2,349	—	656	1,220	—	(10)
Professional fees and reimbursements	1,090	—	1,085	—	2,999	—	3,156	—	499	499
Distributions on Class B Units	153	—	154	—	457	—	336	—	—	52
Total related party operation fees and reimbursements	$6,442	$—	$8,641	$—	$18,982	$—	$20,174	$1,220	$499	$536
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of September 30, 2016, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

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
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. During the nine months ended September 30, 2015, the Advisor elected to forgive $1.2 million in fees. There were no such fees forgiven during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and nine months ended September 30, 2016 or 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
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
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
In 2015, the Board determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. Accordingly, in March 2015, the Company formally engaged KeyBanc and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Former Dealer Manager, and in May 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they each would have received a listing advisory fee equal to $1.5 million if the Company's shares were listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital each would have received a proposed transaction fee equal to 0.25% of the value of the transaction. The agreements with KeyBanc, RCS Capital and BMO were terminated in January 2016. No fees were incurred in connection with these agreements during the three and nine months ended September 30, 2016 or 2015.
The Board, led by its independent directors, announced in April 2016 that it had initiated the Strategic Review. On October 6, 2016, the Company announced that the Special Committee concluded the Strategic Review and recommended that the Company continue to execute its business plan and focus on managing and strengthening its assets. See Note 1 — Organization.
Other Liquidation Related Fees and Participations
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be paid only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2016 or 2015.
The Company may pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. During the three months ended September 30, 2016, the Company incurred $0.1 million in brokerage commissions on the sale of one property and during the nine months ended September 30, 2016, the Company incurred $0.3 million in brokerage commissions on the sale of three properties. As of September 30, 2016, the Company had $0.2 million of brokerage commissions payable to the Advisor. No such fees were incurred during the three and nine months ended September 30, 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2016 or 2015.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and nine months ended September 30, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Board or the stockholders, after initial election to the Board and after each annual stockholder meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the Board and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	11,731	$22.50
Granted	5,388	22.27
Vested	(3,199)	22.50
Forfeitures	(1,333)	22.50
Unvested, September 30, 2016	12,587	$22.50
As of September 30, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.4 years.
Compensation expense related to restricted stock was approximately $43,000 and $30,000 during the three months ended September 30, 2016 and 2015, respectively. Compensation expense related to restricted stock was approximately $73,000 and $36,000 during the nine months ended September 30, 2016 and 2015, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and nine months ended September 30, 2016 or 2015.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities
Balance, December 31, 2015	$(6)
Other comprehensive income, before reclassifications	62
Amounts reclassified from accumulated other comprehensive income (1)	(56)
Balance, September 30, 2016	$—
__________________

(1)
During the nine months ended September 30, 2016, the Company sold its investments in preferred stock which resulted in a realized gain of $0.1 million, which is included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 13 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of September 30, 2016 and 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three months ended September 30, 2016 and 2015, OP Unit non-controlling interest holders were paid distributions of $0.2 million. During the nine months ended September 30, 2016 and 2015, OP Unit non-controlling interest holders were paid distributions of $0.5 million.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party. No distributions were made related to these investment arrangements during the three and nine months ended September 30, 2016 and 2015.

				As of September 30, 2016		As of December 31, 2015
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of September 30, 2016	Non-Controlling Ownership Percentage as of September 30, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$478	4.1%	$10,537	$—	$10,561	$—
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to stockholders (in thousands)	$(8,664)	$(16,108)	$(13,219)	$(34,749)
Basic and diluted weighted-average shares outstanding	88,285,390	85,705,595	87,472,855	84,988,240
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.15)	$(0.41)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company had the following potentially dilutive securities as of September 30, 2016 and 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	September 30,
	2016	2015
Unvested restricted stock	12,587	9,065
OP Units	405,998	405,998
Class B units	359,250	359,250
Total common share equivalents	777,835	774,313
Note 15 — Segment Reporting
During the three and nine months ended September 30, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").
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
The Company evaluates the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,590	$8,387	$3	$24,980	$49,709	$28,271	$4	$77,984
Operating expense reimbursements	3,825	371	—	4,196	11,253	424	—	11,677
Resident services and fee income	—	—	46,428	46,428	—	—	137,084	137,084
Total revenues	20,415	8,758	46,431	75,604	60,962	28,695	137,088	226,745
Property operating and maintenance	6,254	5,158	32,629	44,041	17,922	8,915	96,690	123,527
NOI	$14,161	$3,600	$13,802	31,563	$43,040	$19,780	$40,398	103,218
Contingent purchase price consideration				(83)				142
Impairment on sale of real estate investments				—				(389)
Operating fees to related parties				(5,199)				(15,526)
Acquisition and transaction related				(958)				(3,059)
General and administrative				(2,874)				(9,277)
Depreciation and amortization				(27,347)				(76,245)
Interest expense				(4,923)				(14,783)
Interest and other income				2				45
Gain on sale of real estate investment				1,330				1,330
Gain on sale of investment securities				56				56
Income tax benefit (expense)				(260)				1,215
Net loss attributable to non-controlling interests				29				54
Net loss attributable to stockholders				$(8,664)				$(13,219)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$15,258	$9,237	$—	$24,495	$39,976	$28,306	$—	$68,282
Operating expense reimbursements	3,452	35	—	3,487	9,221	123	—	9,344
Resident services and fee income	—	—	36,011	36,011	—	—	103,004	103,004
Total revenues	18,710	9,272	36,011	63,993	49,197	28,429	103,004	180,630
Property operating and maintenance	5,728	2,400	25,378	33,506	14,855	3,097	71,660	89,612
NOI	$12,982	$6,872	$10,633	30,487	$34,342	$25,332	$31,344	91,018
Contingent purchase price consideration				37				487
Operating fees to related parties				(4,312)				(7,722)
Acquisition and transaction related				(3,315)				(8,502)
General and administrative				(2,442)				(7,574)
Depreciation and amortization				(34,162)				(97,193)
Interest expense				(3,081)				(6,838)
Interest and other income				66				555
Gain on sale of investment securities				160				446
Income tax benefit (expense)				369				387
Net loss attributable to non-controlling interests				85				187
Net loss attributable to stockholders				$(16,108)				$(34,749)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	September 30,	December 31,
(In thousands)	2016	2015
ASSETS
Investments in real estate, net:
Medical office buildings	$796,865	$839,041
Triple-net leased healthcare facilities	422,802	447,893
Construction in progress	53,070	31,309
Seniors housing — operating properties	845,999	876,359
Total investments in real estate, net	2,118,736	2,194,602
Cash and cash equivalents	50,434	24,474
Restricted cash	4,571	4,647
Investment securities, at fair value	—	1,078
Straight-line rent receivable, net	13,875	11,470
Prepaid expenses and other assets	22,202	21,707
Deferred costs, net	10,307	11,864
Total assets	$2,220,125	$2,269,842
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Medical office buildings	$2,720	$1,343
Triple-net leased healthcare facilities	103	523
Seniors housing — operating properties	2,904	1,670
Total capital expenditures	$5,727	$3,536
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
October 1, 2016 — December 31, 2016	$168	$19
2017	664	76
2018	668	78
2019	673	80
2020	671	82
Thereafter	33,228	7,847
Total minimum lease payments	$36,072	8,182
Less: amounts representing interest		(3,372)
Total present value of minimum lease payments		$4,810

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Total rental expense from operating leases was $0.2 million and $0.6 million during the three and nine months ended September 30, 2016, respectively. Total rental expense from operating leases was $0.1 million and $0.3 million during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016 and 2015, interest expense related to capital leases was approximately $21,000 and $0.1 million, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of September 30, 2016, the Company had funded $10.0 million and $43.1 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of September 30, 2016, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Conclusion of Strategic Review
In April 2016, the Board, led by its independent directors, announced that it had initiated the Strategic Review. On October 6, 2016, the Company announced that the Special Committee had concluded the Strategic Review. Refer to Note 1 — Organization for more information on the conclusion of the Strategic Review.
Changes in Board of Directors
On October 6, 2016, William M. Kahane resigned from the Board. Mr. Kahane did not resign pursuant to any disagreement with the Company. Following Mr. Kahane’s resignation, the Board appointed Edward M. Weil, Jr. to serve as a member of the Board, effective as of that same date.
On October 11, 2016, Randolph C. Read resigned from the Board, including his roles as non-executive chairman, audit committee member and nominating and corporate governance committee member. Mr. Read did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Read’s resignation, the Board appointed Leslie D. Michelson, then a member of the Board, to serve as non-executive chairman of the Board, effective as of that same date. Following approval by the Board, 3,480 unvested restricted shares of common stock owned by Mr. Read became vested simultaneously with his resignation as a member of the Board.
Following Mr. Read’s resignation on October 11, 2016, the Company entered into a consulting agreement (the “Consulting Agreement”) with International Capital Markets Group, Inc. (“ICMG”), a company controlled by Mr. Read. The Consulting Agreement provides for ICMG to provide strategic consulting services to the Company at the request of the new non-executive chairman of the Board, Leslie D. Michelson. For the performance of these services, the Company has agreed to pay ICMG approximately $38,000 on October 21, 2016, approximately $25,000 on November 21, 2016 and approximately $25,000 on December 31, 2016. The Company also has agreed to reimburse ICMG for expenses incurred.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Master Credit Facility Financing
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement (the “KeyBank Credit Agreement”) relating to a credit facility with KeyBank National Association (“KeyBank”) and a master credit facility agreement (the “Capital One Credit Agreement” and, together with the KeyBank Credit Agreement, the “Credit Agreements”) relating to a credit facility with Capital One Multifamily Finance, LLC (“Capital One”). The Credit Agreements and related loan documents were issued through Fannie Mae’s (“Lender”) Multifamily MBS program and assigned by Capital One and KeyBank to the Lender at closing. The Credit Agreements provide for initial aggregate borrowings of $60.0 million.
The credit facility with KeyBank (the “KeyBank Facility”) and the credit facility with Capital One (the “Capital One Facility”, and together with the KeyBank Facility, the “Fannie Credit Facilities”) each provide for an initial $30.0 million of advances. The Company may request future advances under the Fannie Credit Facilities by borrowing against the value of the initial mortgaged properties or adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Credit Facilities will mature on November 1, 2026. Until December 1, 2016, borrowings under the KeyBank Facility and the Capital One Facility will initially bear interest at 3.15% and 3.156%, respectively, per annum. Beginning December 1, 2016 the Fannie Credit Facilities will bear an annual interest rate that will vary on a monthly basis and will be equal to the sum of the current One Month LIBOR and 2.62%, with a floor of 2.62%. “One Month LIBOR” means the London Inter-Bank Offered Rate for one month U.S. dollar-denominated deposits. Effective October 31, 2016, in conjunction with the execution of the Fannie Credit Facilities, the OP entered into two interest rate cap agreements (the "IR Caps") with an unrelated third party, which cap interest paid on amounts outstanding under the Fannie Credit Facilities to a maximum of 3.5%. The IR Caps terminate on November 1, 2019. The Credit Agreements require borrowers to enter into replacement interest rate cap or swap agreements upon termination of the IR Caps to the extent any variable rate loans are outstanding on the date of termination.
The KeyBank Facility is initially secured by first-priority mortgages on four of the Company’s seniors housing properties located in Michigan, Missouri and Kansas. The Capital One Facility is initially secured by first-priority mortgages on two of the Company’s seniors housing properties located in Florida. Each of the security agreements securing the Fannie Credit Facilities are cross-defaulted and cross-collateralized with the other security agreements securing the Fannie Credit Facilities. The Fannie Credit Facilities are non-recourse, subject to standard “bad boy” carve-outs and environmental indemnities, which obligations are guaranteed by the OP on an unsecured basis.
The initial advances under the Fannie Credit Facilities may not be prepaid until November 1, 2017, after which they may be prepaid in full or in part through July 31, 2026 with payment of a 1% prepayment premium, and may be freely prepaid in full or in part thereafter. The Credit Agreements provide for optional acceleration by Lender upon an event of default. The Credit Agreements contain customary events of default, including the breach of transfer prohibitions, principal or interest payment defaults and bankruptcy-related defaults.
Upon an event of default under the Credit Agreements, payment of any unpaid amounts under the applicable Fannie Credit Facility may be accelerated by Lender and Lender may exercise its rights with respect to the applicable pool of seniors housing properties securing the Fannie Credit Facilities.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
Any distributions, especially those not covered by our cash flows from operations, may reduce the amount of capital available for other purposes included investment in properties and other permitted investments and may negatively impact the value of our stockholders' investment.

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

•
The offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan ("DRIP") may not, among other things, accurately reflect the value of our assets and may not represent what stockholders may receive upon a liquidation of our assets.

Overview
We invest in healthcare real estate, such as seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of September 30, 2016, we owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014. As of September 30, 2016, we have received $2.2 billion from our IPO and from proceeds received under the DRIP.
In 2015, our board of directors (the "Board") determined that it was in our best interest to evaluate strategic alternatives, including a listing on a national securities exchange. The Board, led by its independent directors, announced on April 22, 2016 that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value. The Board formed a special committee (the "Special Committee") to evaluate various options in connection with the Strategic Review. The Special Committee engaged Morgan Stanley & Co. LLC ("Morgan Stanley") and KeyBanc Capital Markets as financial advisors, with Morgan Stanley as lead advisor. The Board also formed a separate special committee to address conflicts of interest. The Board retained Gibson, Dunn & Crutcher LLP as special legal counsel in connection with the Strategic Review.
On October 6, 2016, we announced that the Special Committee had concluded the Strategic Review and recommended that we continue to execute our business plan and focus on managing and strengthening our assets. The Special Committee and the committee to address conflicts of interest were terminated by the Board.
On April 7, 2016 (the "NAV Pricing Date"), the Board approved a per share estimate of net asset value ("NAV") equal to $22.27, estimated as of December 31, 2015. Subsequent estimates of per share NAV will occur periodically, at the discretion of the Board, provided that such estimates will be made at least annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock. Prior to the NAV Pricing Date, we offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, we began offering shares pursuant to the DRIP at the then-current NAV approved by the Board.

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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in our medical office buildings ("MOB") and triple-net leased healthcare facilities. Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $2.0 million and $2.2 million of deferred financing costs related to our mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in our consolidated balance sheets as of December 31, 2015.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this new guidance.

Properties
The following table presents certain additional information about the properties we owned as of September 30, 2016:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Gross Asset Value
					(In thousands)
Medical Office Buildings	80	3,133,798	91.3%	5.6	$870,892
Triple-Net Leased Healthcare Facilities (1):
Seniors Housing — Triple Net Leased	20	646,532	100.0%	13.4	159,686
Hospitals	4	428,620	77.6%	9.6	87,621
Post Acute / Skilled Nursing	18	777,071	100.0%	7.4	204,788
Seniors Housing — Operating Properties	38	3,397,658	90.1%	N/A	957,156
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	53,070
Portfolio, September 30, 2016	163	8,383,679			$2,336,878
_______________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. As of September 30, 2016, properties leased to our seniors housing — triple net leased and post acute/skilled nursing tenants had operating occupancies of approximately 85.8% and 77.7%, respectively. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our seniors housing — triple net leased and post acute/skilled nursing facilities are compiled through reports from tenants and have not been independently validated by us. The terms of leases with tenants in our hospital facilities do not require reporting of operating occupancy statistics to us and, as such, no operating occupancy information for our hospital facilities is included herein.

N/A	Not applicable.

Results of Operations
As of September 30, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties. In our MOB operating segment, we own, manage and lease, ourselves or through third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of September 30, 2016, we had 11 eligible independent contractors operating 38 SHOP properties. All of our properties across all three business segments are located throughout the United States.
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

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
On July 1, 2015, we owned 143 properties (our "Same Store" properties), including two vacant land parcels. We acquired 23 properties during the period from July 1, 2015 through September 30, 2016 (our "Acquisitions"), including one property under development. Information based on Same Store and Acquisitions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Our results of operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $8.7 million and $16.1 million for the three months ended September 30, 2016 and 2015, respectively. The following table shows our results of operations for the three months ended September 30, 2016 and 2015 and the period to period change by line item of the consolidated statement of operations:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues:
Rental income	$24,980	$24,495	$485	2.0%
Operating expense reimbursements	4,196	3,487	709	20.3%
Resident services and fee income	46,428	36,011	10,417	28.9%
Contingent purchase price consideration	(83)	37	(120)	NM
Total revenues	75,521	64,030	11,491	17.9%

Expenses:
Property operating and maintenance	44,041	33,506	10,535	31.4%
Operating fees to related parties	5,199	4,312	887	20.6%
Acquisition and transaction related	958	3,315	(2,357)	(71.1)%
General and administrative	2,874	2,442	432	17.7%
Depreciation and amortization	27,347	34,162	(6,815)	(19.9)%
Total expenses	80,419	77,737	2,682	3.5%
Operating loss	(4,898)	(13,707)	8,809	64.3%
Other income (expense):
Interest expense	(4,923)	(3,081)
Interest and other income	2	66
Gain on sale of real estate investment	1,330	—
Gain on sale of investment securities	56	160
Total other expenses	(3,535)	(2,855)	(680)	(23.8)%
Loss before income tax	(8,433)	(16,562)	8,129	49.1%
Income tax benefit (expense)	(260)	369
Net loss	(8,693)	(16,193)	7,500	46.3%
Net loss attributable to non-controlling interests	29	85
Net loss attributable to stockholders	$(8,664)	$(16,108)	$7,444	46.2%
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

During the three months ended September 30, 2016, rental income increased at Same Store properties in our MOB segment as compared to the three months ended September 30, 2015, primarily due to the execution of new leases and net occupancy increases in several of our multi-tenant MOBs.
During the three months ended September 30, 2016, operating expense reimbursements and property operating and maintenance expense decreased at the Same Store properties in our MOB segment as compared to the three months ended September 30, 2015, primarily due to a tenant lease termination in May 2015 at The Hospital at Craig Ranch located in McKinney, Texas (the "Craig Ranch Termination").
During the three months ended September 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense at our MOB segment Acquisitions increased significantly as compared to the three months ended September 30, 2015 primarily due to our acquisition of 11 MOBs from July 1, 2015 through September 30, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended September 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$14,011	$13,939	$72	0.5%	$2,579	$1,319	$1,260	NM	$16,590	$15,258	$1,332	8.7%
Operating expense reimbursements	2,870	2,991	(121)	(4.0)%	955	461	494	NM	3,825	3,452	373	10.8%
Total revenues	16,881	16,930	(49)	(0.3)%	3,534	1,780	1,754	NM	20,415	18,710	1,705	9.1%
Property operating and maintenance	4,985	5,149	(164)	(3.2)%	1,269	579	690	NM	6,254	5,728	526	9.2%
NOI	$11,896	$11,781	$115	1.0%	$2,265	$1,201	$1,064	NM	$14,161	$12,982	$1,179	9.1%
_______________

(1)	Our MOB segment included 70 Same Store properties, including one property sold during the three months ended September 30, 2016.

(2)	Our MOB segment included 11 Acquisition properties.

(3)	Our MOB segment included 81 properties as of September 30, 2016, including one property sold during the three months ended September 30, 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended September 30,		Annualized Straight-Line Rental Income Per Rented Square Foot as of September 30,
Type of Same Store MOB		2016	2015	2016	2015
Single-tenant MOBs(1)	25	100.0%	100.0%	$22.07	$22.52
Multi-tenant MOBs	45	83.8%	87.0%	22.44	22.59
Total	70	89.3%	91.5%	$22.31	$22.56
_______________

(1)	Includes one property sold during the three months ended September 30, 2016
Segment Results — Triple Net Leased Healthcare Facilities
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance and bad debt expense. All of such expenses, except for bad debt expense, are generally reimbursed by the tenants in this segment.

During the three months ended September 30, 2016, rental income decreased and operating expense reimbursements and property operating and maintenance expense increased at the Same Store properties in our triple net leased healthcare segment as compared to the three months ended September 30, 2015. The decrease in rental income is primarily due to tenant lease terminations in August 2015 at the Specialty Hospital portfolio located in Mesa and Sun City, Arizona (the "Specialty Hospital Terminations"), as well as amendments to leases with two tenants that occupy 15 of our triple net leased healthcare facilities which provided reductions in monthly rental amounts due (the "Rent Reduction Amendments"). The increase in operating expense reimbursement is primarily due to real estate taxes paid by us that will be reimbursed by a tenant in this segment. The increase in property operating and maintenance expense is primarily related to the write-off of cash and straight-line rent receivables from a tenant at six of our skilled nursing facilities whose leases were terminated during the three months ended September 30, 2016 and an increase in bad debt reserve percentages to reflect our uncertainty of the collectability of rental payments from certain tenants within this segment.
During the three months ended September 30, 2016, rental income and property operating and maintenance expense at our triple net leased healthcare facilities segment Acquisitions increased as compared to the three months ended September 30, 2015 primarily due to our acquisition of 5 triple net leased healthcare facilities from July 1, 2015 through September 30, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended September 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$7,081	$9,237	$(2,156)	(23.3)%	$1,306	$—	$1,306	NM	$8,387	$9,237	$(850)	(9.2)%
Operating expense reimbursements	371	35	336	NM	—	—	—	NM	371	35	336	NM
Total revenues	7,452	9,272	(1,820)	(19.6)%	1,306	—	1,306	NM	8,758	9,272	(514)	(5.5)%
Property operating and maintenance	5,157	2,400	2,757	114.9%	1	—	1	NM	5,158	2,400	2,758	114.9%
NOI	$2,295	$6,872	$(4,577)	(66.6)%	$1,305	$—	$1,305	NM	$3,600	$6,872	$(3,272)	(47.6)%
_______________

(1)	Our triple net leased healthcare facilities segment included 39 Same Store properties, including two properties sold in June 2016.

(2)	Our triple net leased healthcare facilities segment included 5 Acquisition properties.

(3)	Our triple net leased healthcare facilities segment included 44 properties as of September 30, 2016, including two properties sold in June 2016.
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
During the three months ended September 30, 2016, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the three months ended September 30, 2015. These increases are primarily due to higher resident rental rates and increased costs to care for the residents of our SHOPs, partially offset by a decrease in average occupancy between periods.
During the three months ended September 30, 2016, rental income and property operating and maintenance expense increased at our SHOP segment Acquisitions as compared to the three months ended September 30, 2015 primarily due to our acquisition of 6 SHOPs from July 1, 2015 through September 30, 2016.

The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended September 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident services and fee income	$37,256	$35,786	$1,470	4.1%	$9,172	$225	$8,947	NM	$46,428	$36,011	$10,417	28.9%
Rental income	3	—	3	NM	—	—	—	NM	3	—	3	NM
Total revenues	37,259	35,786	1,473	4.1%	9,172	225	8,947	NM	46,431	36,011	10,420	28.9%
Property operating and maintenance	26,591	25,214	1,377	5.5%	6,038	164	5,874	NM	32,629	25,378	7,251	28.6%
NOI	$10,668	$10,572	$96	0.9%	$3,134	$61	$3,073	NM	$13,802	$10,633	$3,169	29.8%
_______________

(1)	Our SHOP segment included 32 Same Store properties.

(2)	Our SHOP segment included 6 Acquisition properties.

(3)	Our SHOP segment included 38 properties as of September 30, 2016.
NM — Not Meaningful
Contingent Purchase Price Consideration
During the three months ended September 30, 2016 and 2015, we recognized $(0.1) million and approximately $37,000, respectively, which primarily related to contingent purchase price consideration in connection with holdback and other vacancy escrow arrangements associated with two acquisitions. During the three months ended September 30, 2016, the settlement of certain property operating expenses related to vacancy escrow agreements at one acquisition resulted in us making payments to the seller. Contingent purchase price consideration during the three months ended September 30, 2015 related to releases from escrow under a vacancy escrow arrangement at one of our MOBs. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was still not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration.
Operating Fees to Related Parties
Operating fees to related parties increased $0.9 million to $5.2 million for the three months ended September 30, 2016 from $4.3 million for the three months ended September 30, 2015. Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. The asset management fee is based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.7 million to $4.4 million for the three months ended September 30, 2016 from $3.7 million for the three months ended September 30, 2015. The increase in the asset management fee is due to an increase in the cost of assets for the three months ended September 30, 2016, which was primarily related to our Acquisitions and capital expenditures during the period from July 1, 2015 through September 30, 2016.
We incurred $0.8 million in property management fees during the three months ended September 30, 2016, a $0.1 million increase from the $0.7 million in property management fees incurred during the three months ended September 30, 2015. Property management fees increase in direct correlation with gross revenues.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $1.0 million for the three months ended September 30, 2016 primarily related to costs associated with the Strategic Review. Acquisition and transaction related expenses of $3.3 million for the three months ended September 30, 2015 related to our acquisition of six properties, including one property under construction, during the period. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period and the level of activity surrounding any contemplated transaction.

General and Administrative Expenses
General and administrative expenses increased $0.5 million to $2.9 million for the three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015, including $1.2 million incurred from related parties during each period. The increase in general and administrative expenses was primarily driven by the timing of our annual meeting of stockholders and related proxy solicitation services. In 2016, our annual meeting of stockholders was held during the three months ended September 30, 2016, while in 2015, our annual meeting of stockholders was held during the three months ended June 30, 2015, which caused related expenses to be recognized in different comparable periods. Costs related to these annual meetings of stockholders and proxy solicitation services have been expensed during the period in which the annual meetings occurred.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $6.9 million to $27.3 million for the three months ended September 30, 2016 from $34.2 million for the three months ended September 30, 2015. Same Store depreciation and amortization decreased $13.0 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition, partially offset by an increase of $6.2 million in depreciation and amortization related to our Acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense increased $1.8 million to $4.9 million for the three months ended September 30, 2016 from $3.1 million for the three months ended September 30, 2015. Interest expense related to our mortgage notes payable increased $0.3 million as a result of a higher average outstanding mortgage balance of $149.1 million during the three months ended September 30, 2016, compared to the $101.3 million average balance during the three months ended September 30, 2015, as well as the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million credit facility (the "Credit Facility") in March 2014. In April 2014, June 2015 and July 2015, we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0 million, respectively. Interest expense related to the Credit Facility increased $1.5 million primarily as a result of higher amortization of deferred financing costs and non-usage fees as a result of the amendments and increases to the Credit Facility as well as a higher average outstanding balance on the Credit Facility of $469.0 million during the three months ended September 30, 2016 compared to the $160.0 million average balance during the three months ended September 30, 2015.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased $0.1 million to approximately $2,000 for the three months ended September 30, 2016 from $0.1 million for the three months ended September 30, 2015. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the year ended December 31, 2015 and the three months ended September 31, 2016, we sold all of our positions in preferred stock, common stock and real estate income funds and an investment in a senior note, which resulted in a decrease in dividend and interest income from our investment portfolio during the three months ended September 30, 2016.
Gain on Sale of Investment Property
Gain on sale of investment property for the three months ended September 30, 2016 related to the sale of a real estate investment located in Santa Rosa, California for $17.5 million, which resulted in a gain of $1.3 million during the period. We did not sell any of our real estate investments during the three months ended September 30, 2015 and therefore had no gain on sale of investment property for such period.
Gain on Sale of Investment Securities
Gain on sale of investments for the three months ended September 30, 2016 of $0.1 million resulted from selling our investments in preferred stock with a cost basis of $1.1 million. Gain on sale of investments for the three months ended September 30, 2015 of $0.2 million resulted from our selling of certain of our investments in preferred stock, common stock and real estate income funds with a cost basis of $14.9 million.

Income Tax Benefit (Expense)
Income tax expense of $(0.3) million during the three months ended September 30, 2016, related to income from our taxable REIT subsidiary ("TRS"). Such income was derived from our 38 SHOPs, the net income or loss of which are owned by our TRS. Income tax benefit of $0.4 million for the three months ended September 30, 2015 primarily related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $29,000 and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, which represents the portion or our net income or net loss that is related to OP Unit and non-controlling interest holders.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
On January 1, 2015, we owned 118 properties (our "Same Store" properties), including two vacant land parcels. We acquired 48 properties during the period from January 1, 2015 through September 30, 2016 (our "Acquisitions"), including one property under development. Information based on Same Store and Acquisitions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Our results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $13.2 million and $34.7 million for the nine months ended September 30, 2016 and 2015, respectively. The following table shows our results of operations for the nine months ended September 30, 2016 and 2015 and the period to period change by line item of the consolidated statement of operations:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues:
Rental income	$77,984	$68,282	$9,702	14.2%
Operating expense reimbursements	11,677	9,344	2,333	25.0%
Resident services and fee income	137,084	103,004	34,080	33.1%
Contingent purchase price consideration	142	487	(345)	(70.8)%
Total revenues	226,887	181,117	45,770	25.3%

Expenses:
Property operating and maintenance	123,527	89,612	33,915	37.8%
Impairment on sale of real estate investments	389	—	389	NM
Operating fees to related parties	15,526	7,722	7,804	101.1%
Acquisition and transaction related	3,059	8,502	(5,443)	(64.0)%
General and administrative	9,277	7,574	1,703	22.5%
Depreciation and amortization	76,245	97,193	(20,948)	(21.6)%
Total expenses	228,023	210,603	17,420	8.3%
Operating loss	(1,136)	(29,486)	28,350	96.1%
Other income (expense):
Interest expense	(14,783)	(6,838)
Interest and other income	45	555
Gain on sale of real estate investment	1,330	—
Gain on sale of investment securities	56	446
Total other expenses	(13,352)	(5,837)	(7,515)	(128.7)%
Loss before income tax	(14,488)	(35,323)	20,835	59.0%
Income tax benefit (expense)	1,215	387
Net loss	(13,273)	(34,936)	21,663	62.0%
Net loss attributable to non-controlling interests	54	187
Net loss attributable to stockholders	$(13,219)	$(34,749)	$21,530	62.0%
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

During the nine months ended September 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense decreased at the Same Store properties in our MOB segment as compared to the nine months ended September 30, 2015, primarily due to the Craig Ranch Termination.
During the nine months ended September 30, 2016, rental income, operating expense reimbursements and property operating and maintenance expense at our MOB segment Acquisitions increased significantly as compared to the nine months ended September 30, 2015 primarily due to our acquisition of 31 MOBs from January 1, 2015 through September 30, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the nine months ended September 30, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$32,337	$33,131	$(794)	(2.4)%	$17,372	$6,845	$10,527	153.8%	$49,709	$39,976	$9,733	24.3%
Operating expense reimbursements	7,409	8,213	(804)	(9.8)%	3,844	1,008	2,836	281.3%	11,253	9,221	2,032	22.0%
Total revenues	39,746	41,344	(1,598)	(3.9)%	21,216	7,853	13,363	170.2%	60,962	49,197	11,765	23.9%
Property operating and maintenance	11,646	13,049	(1,403)	(10.8)%	6,276	1,806	4,470	247.5%	17,922	14,855	3,067	20.6%
NOI	$28,100	$28,295	$(195)	(0.7)%	$14,940	$6,047	$8,893	147.1%	$43,040	$34,342	$8,698	25.3%
_______________

(1)	Our MOB segment included 50 Same Store properties.

(2)	Our MOB segment included 31 Acquisition properties, including one property sold during the nine months ended September 30, 2016.

(3)	Our MOB segment included 81 properties as of September 30, 2016, including one property sold during the nine months ended September 30, 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Nine Months Ended September 30,		Annualized Straight Line Rental Income Per Rented Square Foot as of September 30,
Type of Same Store MOB		2016	2015	2016	2015
Single-tenant MOBs	16	100.0%	100.0%	$21.55	$21.53
Multi-tenant MOBs	34	84.2%	88.1%	22.65	22.85
Total	50	88.9%	91.6%	$22.29	$22.42
Segment Results — Triple Net Leased Healthcare Facilities
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance and bad debt expense. All of such expenses, except for bad debt expense, are generally reimbursed by the tenants in this segment.

During the nine months ended September 30, 2016, rental income decreased and operating expense reimbursements and property operating and maintenance expense increased at the Same Store properties in our triple net leased healthcare segment as compared to the nine months ended September 30, 2015. The decrease in rental income was primarily due to the sale of two properties from this segment during the nine months ended September 30, 2016 and the Rent Reduction Amendments. The increase in operating expense reimbursements is primarily due to higher property operating expenses at one of our properties where we are reimbursed for property operating expenses that we pay on behalf of the tenant, as well as late fee revenue that was assessed to tenants with aged receivables. The increase in property operating and maintenance expense is primarily related to the write-off of cash and straight-line rent receivables from a tenant at six of our skilled nursing facilities whose leases were terminated during the nine months ended September 30, 2016 and to an increase in bad debt reserve percentages to reflect our uncertainty of the collectability of rental payments from certain tenants within this segment.
During the nine months ended September 30, 2016, rental income increased and property operating and maintenance expense and operating expense reimbursements decreased at our triple net leased healthcare facilities segment Acquisitions as compared to the nine months ended September 30, 2015. The increase in rental income was primarily due to our acquisition of eight triple net leased healthcare facilities from January 1, 2015 through September 30, 2016, with the increase being partially offset by decreases due to the Specialty Hospital Terminations. The decreases in property operating and maintenance expense and operating expense reimbursements was also due to the Specialty Hospital Terminations.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the nine months ended September 30, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$23,759	$25,620	$(1,861)	(7.3)%	$4,512	$2,686	$1,826	68.0%	$28,271	$28,306	$(35)	(0.1)%
Operating expense reimbursements	424	59	365	NM	—	64	(64)	NM	424	123	301	NM
Total revenues	24,183	25,679	(1,496)	(5.8)%	4,512	2,750	1,762	64.1%	28,695	28,429	266	0.9%
Property operating and maintenance	8,589	1,413	7,176	507.9%	326	1,684	(1,358)	NM	8,915	3,097	5,818	187.9%
NOI	$15,594	$24,266	$(8,672)	(35.7)%	$4,186	$1,066	$3,120	292.7%	$19,780	$25,332	$(5,552)	(21.9)%
_______________

(1)	Our triple net leased healthcare facilities segment included 36 Same Store properties, including two properties sold during the nine months ended September 30, 2016.

(2)	Our triple net leased healthcare facilities segment included 8 Acquisition properties.

(3)	Our triple net leased healthcare facilities segment included 44 properties as of September 30, 2016, including two properties sold during the six months ended June 30, 2016.
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
During the nine months ended September 30, 2016, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the nine months ended September 30, 2015. These increases are primarily due to higher resident rental rates, increased property taxes and higher costs to care for the residents of our SHOPs.
During the nine months ended September 30, 2016, rental income and property operating and maintenance expense increased at our SHOP segment Acquisitions as compared to the nine months ended September 30, 2015 primarily due to our acquisition of 8 SHOPs from January 1, 2015 through September 30, 2016.

The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the nine months ended September 30, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident services and fee income	$103,112	$99,022	$4,090	4.1%	$33,972	$3,982	$29,990	NM	$137,084	$103,004	$34,080	33.1%
Rental income	4	—	4	NM	—	—	—	NM	4	—	4	NM
Total revenues	103,116	99,022	4,094	4.1%	33,972	3,982	29,990	NM	137,088	103,004	34,084	33.1%
Property operating and maintenance	74,630	69,043	5,587	8.1%	22,060	2,617	19,443	NM	96,690	71,660	25,030	34.9%
NOI	$28,486	$29,979	$(1,493)	(5.0)%	$11,912	$1,365	$10,547	NM	$40,398	$31,344	$9,054	28.9%
_______________

(1)	Our SHOP segment included 30 Same Store properties.

(2)	Our SHOP segment included 8 Acquisition properties.

(3)	Our SHOP segment included 38 properties as of September 30, 2016.
NM — Not Meaningful
Contingent Purchase Price Consideration
During the nine months ended September 30, 2016 and 2015, we recognized $0.1 million and $0.5 million, respectively, which primarily related to contingent purchase price consideration in connection with holdback and other vacancy escrow arrangements associated with two acquisitions. Contingent purchase price consideration during the nine months ended September 30, 2016 related to releases from a holdback escrow for unit renovations at one of our SHOPs, partially offset by the settlement of certain property operating expenses related to vacancy escrow agreements at one acquisition which resulted in us making payments to the seller. Contingent purchase price consideration during the nine months ended September 30, 2015 related to releases from escrow under a vacancy escrow arrangement at one of our MOBs. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration.
Impairment on Sale of Real Estate Investments
Impairment on sale of real estate investments for the nine months ended September 30, 2016 related to the sale of two real estate investments located in Kansas City, Missouri for $8.8 million, which resulted in an impairment of $0.4 million during the period. We did not sell any real estate investments and therefore had no gains or impairments on sale of real estate investments during the nine months ended September 30, 2015.
Operating Fees to Related Parties
Operating fees to related parties increased $7.8 million to $15.5 million for the nine months ended September 30, 2016 from $7.7 million for the nine months ended September 30, 2015. We pay our Advisor and Property Manager for asset management and property management services, respectively.
Prior to April 1, 2015, asset management fees were paid by us causing the OP to issue restricted performance based Class B Units to the Advisor. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that, effective April 1, 2015, the asset management fee is payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor, and is expensed as incurred. During the nine months ended September 30, 2015, we granted 128,781 Class B Units at an issue price of $22.50 per unit in lieu of paying for the asset management services in cash. The asset management fee is based a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $6.1 million to $13.2 million for the nine months ended September 30, 2016 from $7.1 million for the nine months ended September 30, 2015. The increase in the asset management fee is due to the amendment to the advisory agreement as well as an increase in the cost of assets for the nine months ended September 30, 2016, which was primarily related to our Acquisitions and capital expenditures during the period from January 1, 2015 through September 30, 2016.

We incurred $2.3 million in property management fees during the nine months ended September 30, 2016, a $1.6 million increase from the $0.7 million in property management fees incurred during the nine months ended September 30, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive a portion of property management fees for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, we would have incurred additional property management fees of $1.2 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.1 million for the nine months ended September 30, 2016 primarily related to costs associated with the Strategic Review, costs associated with property acquisitions that will not be completed and costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $8.5 million for the nine months ended September 30, 2015 primarily related to our acquisition of 31 properties during the period. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $1.7 million to $9.3 million for the nine months ended September 30, 2016 from $7.6 million for the nine months ended September 30, 2015, including $3.5 million incurred from related parties during each period. The increase was primarily driven by professional fees incurred to support our larger real estate portfolio.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $21.0 million to $76.2 million for the nine months ended September 30, 2016 from $97.2 million for the nine months ended September 30, 2015. Same Store depreciation and amortization decreased $40.0 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition, partially offset by increases of $18.8 million in depreciation and amortization related to our Acquisitions and $0.2 million related to internally developed corporate software that was capitalized and put into service in April 2015.
Interest Expense
Interest expense increased $8.0 million to $14.8 million for the nine months ended September 30, 2016 from $6.8 million for the nine months ended September 30, 2015. Interest expense related to our mortgage notes payable increased $1.4 million related to our higher average mortgage notes payable balance of $152.7 million during the nine months ended of September 30, 2016, compared to the $90.0 million average balance during the nine months ended September 30, 2015, as well as the associated increases in amortization of deferred financing costs and accretion of mortgage discounts, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million Credit Facility in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0, million respectively. Interest expense related to the Credit Facility increased $6.5 million primarily as a result of higher amortization of deferred financing costs as a result of the amendments and increases to the Credit Facility, as well as higher interest payments due to an average outstanding balance on the Credit Facility of $457.8 million during the nine months ended September 30, 2016 compared to the $64.0 million average balance during the nine months ended September 30, 2015, partially offset by lower unused fees.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased $0.6 million to approximately $45,000 for the nine months ended September 30, 2016 from $0.6 million for the nine months ended September 30, 2015. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. During the nine months ended September 30, 2015 and the three months ended September 30, 2016, we sold all of our positions in preferred stock, common stock, real estate income funds and our investment in a senior note, which resulted in a decrease in dividend and interest income from our investment portfolio during the nine months ended September 30, 2016.
Gain on Sale of Investment Property
Gain on sale of investment property for the nine months ended September 30, 2016 related to the sale of a real estate investment located in Santa Rosa, California for $17.5 million, which resulted in a gain of $1.3 million during the period. We did not sell any of our real estate investments during the nine months ended September 30, 2015 and therefore had no gain on sale of investment property for such period.

Gain on Sale of Investment Securities
Gain on sale of investments for the nine months ended September 30, 2016 of $0.1 million resulted from selling our investments in preferred stock with a cost basis of $1.1 million. Gain on sale of investments for the nine months ended September 30, 2015 of $0.4 million resulted from our selling of certain of our investments in preferred stock, common stock and real estate income funds and our investment in a senior note with a cost basis of $18.8 million.
Income Tax Benefit
Income tax benefit of $1.2 million and $0.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $54,000 and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively, which represents the portion of our net income or net loss that is related to OP Unit and non-controlling interest holders.
Cash Flows for the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $63.9 million. The level of cash flows provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $72.2 million (net loss of $13.3 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense, gain or loss on sale of real estate investments and gain on sale of investment securities of $85.5 million), an increase in accounts payable and accrued expenses of $1.9 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party fees and reimbursements, an increase of $1.4 million in deferred rent, and a $0.1 million decrease in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties. These cash inflows were partially offset by a net increase in prepaid and other assets of $5.1 million due to rent, other receivables and prepaid real estate taxes and insurance and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $6.5 million.
Net cash used in investing activities during the nine months ended September 30, 2016 was $0.2 million. The cash used in investing activities included $21.8 million to fund the ongoing development of a skilled nursing facility in Jupiter, Florida as well as $5.7 million of capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $26.1 million, proceeds from the sale of investment securities of $1.1 million and proceeds from a deposit for a potential real estate sale of $0.1 million.
Net cash used in financing activities of $37.8 million during the nine months ended September 30, 2016 related to distributions to stockholders of $55.5 million, common stock repurchases of $12.2 million, mortgage principal repayments of $15.1 million, payments of deferred financing costs of $1.0 million and distributions to non-controlling interest holders of $0.5 million. These cash outflows were partially offset by proceeds from the Credit Facility of $46.5 million.
Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash provided by operating activities was $56.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the nine months ended September 30, 2015 included $8.5 million of acquisition and transaction costs. Cash inflows related to a net loss adjusted for non-cash items of $66.8 million (net loss of $34.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums, equity based compensation, bad debt expense and gain on sale of investments of $101.7 million) and an increase in accounts payable and accrued expenses of $7.0 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party property management fees and reimbursements and interest expense. These cash inflows were partially offset by a net increase in prepaid and other assets of $8.1 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $7.3 million, a $1.2 million increase in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and $0.7 million in deferred rent.

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
Liquidity and Capital Resources
As of September 30, 2016, we had $50.4 million of cash and cash equivalents. We closed our IPO on November 17, 2014, which resulted in net proceeds of $2.2 billion.
We acquired our first property and commenced real estate operations in May 2013. As of September 30, 2016, we owned 163 properties with real estate investments, at cost, of $2.3 billion. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, funding our ongoing development project, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. We generally intend to acquire assets with mortgage or other debt proceeds, such as proceeds from our Credit Facility.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and the operations of properties to be acquired in the future, and proceeds from secured mortgage financings, our Credit Facility and our credit facilities with KeyBank National Association (the “KeyBank Facility”) and Capital One Multifamily Finance, LLC (the “Capital One Facility”, and, together with the KeyBank Facility, the “Fannie Credit Facilities”), which closed on October 31, 2016.
We expect to utilize proceeds from secured financings and our Credit Facility and Fannie Credit Facilities to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. Once we have used all the availability under our Credit Facility and Fannie Credit Facilities to acquire properties, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
As of September 30, 2016, the balance outstanding under the Credit Facility was $476.5 million. Our unused borrowing capacity was $41.5 million, based on assets assigned to the Credit Facility as of September 30, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of September 30, 2016, we had the ability to borrow up to $565.0 million on a revolving basis under the Credit Facility and the Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. Additionally, the Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019. As of September 30, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 28.0% and we had total secured borrowings of $620.9 million and no unsecured borrowings.
On October 31, 2016, we, through wholly-owned subsidiaries of our OP, entered into the Fannie Credit Facilities that provide for initial aggregate borrowings of $60.0 million. We may request future advances under the Fannie Credit Facilities by borrowing against the value of the initial mortgaged properties or adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Credit Facilities will mature on November 1, 2026.

To the extent that we maintain borrowing capacity under our Credit Facility and Fannie Credit Facilities, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including, but not limited to, our receipt of proceeds received from common stock issued under the DRIP, our cash flow from operations, available borrowing capacity under our Credit Facility and Fannie Credit Facilities, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The Board will review the amount and sources of liquid assets on a quarterly basis.
The Board has adopted a Share Repurchase Program (as amended, the "SRP") which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. On January 26, 2016, the Board approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the First SRP Amendment, repurchases of shares of our common stock, when requested, are at the sole discretion of the Board and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). On June 28, 2016, the Board of the Company further amended the SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. There are limits on the number of shares we may repurchase under this program during any fiscal semester and the 2016 Repurchase Period. Further, we are only authorized to repurchase shares in a given fiscal semester or the 2016 Repurchase Period up to the amount of proceeds received from our DRIP in that same period.
The following table reflects the number of shares repurchased cumulatively through September 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015 (1)	968,370	$23.72
Nine months ended September 30, 2016 (2)	6,660	24.36
Cumulative repurchases as of September 30, 2016 (2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015 and remain rejected as of September 30, 2016. There were no other rejected share repurchase requests for the period from October 15, 2012 (date of inception) to September 30, 2016.

(2)
Excludes 2.4 million shares that have been requested for repurchase and are not yet fulfilled as of September 30, 2016. These shares, and all additional shares requested prior to December 31, 2016, will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP. The 6,660 shares above represent unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations, Modified Funds from Operations and Net Operating Income. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with the Strategic Review) and capitalized interest.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)	$(3,000)	$(8,664)	$(13,219)
Depreciation and amortization	24,408	24,084	27,125	75,617
Impairment (gain) on sale of real estate investments	—	389	(1,330)	(941)
Adjustments for non-controlling interests(1)	(124)	(118)	(124)	(366)
FFO attributable to stockholders	22,729	21,355	17,007	61,091
Acquisition and transaction-related fees and expenses	42	2,059	958	3,059
Amortization of market lease and other lease intangibles, net	27	34	50	111
Straight-line rent adjustments	(2,417)	(413)	543	(2,287)
Amortization and accretion of mortgage premiums and discounts, net	(514)	(488)	(483)	(1,485)
Gain on sale of investment securities	—	—	(56)	(56)
Contingent purchase price consideration	(6)	(219)	83	(142)
Capitalized construction interest costs	(173)	(203)	(267)	(643)
Adjustments for non-controlling interests(1)	18	(14)	7	11
MFFO attributable to stockholders	$19,706	$22,111	$17,842	$59,659
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended March 31, 2015:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$486	$(3,073)	$(2,633)	$(5,220)
Acquisition and transaction related	—	1,904	95	1,999
General and administrative	—	2	2,597	2,599
Depreciation and amortization	449	28,998	—	29,447
Interest expense	—	877	496	1,373
Interest and other income	—	—	(273)	(273)
Gain on sale of investment securities	—	—	(286)	(286)
Income tax expense	—	—	29	29
Net income (loss) attributable to non-controlling interests	—	—	(25)	(25)
NOI	$935	$28,708	$—	$29,643

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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended June 30, 2015:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$506	$(6,931)	$(6,996)	$(13,421)
Contingent purchase price consideration	—	(450)	—	(450)
Operating fees to related parties	—	—	3,410	3,410
Acquisition and transaction related	8	2,978	202	3,188
General and administrative	—	5	2,528	2,533
Depreciation and amortization	712	32,837	34	33,583
Interest expense	—	1,242	1,142	2,384
Interest and other income	—	(7)	(209)	(216)
Income tax benefit	—	—	(47)	(47)
Net income (loss) attributable to non-controlling interests	—	(13)	(64)	(77)
NOI	$1,226	$29,661	$—	$30,887

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended September 30, 2016:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	3,948	(1,143)	$(11,469)	$(8,664)
Contingent purchase price consideration	83	—	—	83
Operating fees to related parties	—	—	5,199	5,199
Acquisition and transaction related	(32)	—	990	958
General and administrative	—	—	2,874	2,874
Depreciation and amortization	19,819	7,395	133	27,347
Interest expense	1,046	451	3,426	4,923
Interest and other income	(2)	—	—	(2)
Gain on sale of real estate investment	—	—	(1,330)	(1,330)
Gain on sale of investment securities	—	—	(56)	(56)
Income tax expense	—	—	260	260
Net income (loss) attributable to non-controlling interests	(2)	—	(27)	(29)
NOI	$24,860	$6,703	$—	$31,563
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended September 30, 2015:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	417	(8,307)	$(8,218)	$(16,108)
Operating fees to related parties	—	—	4,312	4,312
Acquisition and transaction related	—	3,199	116	3,315
General and administrative	—	3	2,439	2,442
Depreciation and amortization	2,147	31,889	126	34,162
Interest expense	742	446	1,893	3,081
Interest and other income	—	(3)	(63)	(66)
Gain on sale of investment securities	—	—	(160)	(160)
Income tax benefit	—	—	(369)	(369)
Net income (loss) attributable to non-controlling interests	—	(9)	(76)	(85)
NOI	$3,306	$27,218	$—	$30,524

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the nine months ended September 30, 2016:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$24,354	$(1,603)	$(35,970)	$(13,219)
Contingent purchase price consideration	(142)	—	—	(142)
Impairment on sale of real estate investments	—	—	389	389
Operating fees to related parties	—	—	15,526	15,526
Acquisition and transaction related	(31)	14	3,076	3,059
General and administrative	—	40	9,237	9,277
Depreciation and amortization	45,887	29,958	400	76,245
Interest expense	2,116	2,631	10,036	14,783
Interest and other income	(3)	(3)	(39)	(45)
Gain on sale of real estate investment	—	—	(1,330)	(1,330)
Gain on sale of investment securities	—	—	(56)	(56)
Income tax benefit	—	—	(1,215)	(1,215)
Net income (loss) attributable to non-controlling interests	—	—	(54)	(54)
NOI	$72,181	$31,037	$—	$103,218
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the nine months ended September 30, 2015:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$1,427	$(18,329)	$(17,847)	$(34,749)
Contingent purchase price consideration	—	(487)	—	(487)
Operating fees to related parties	—	—	7,722	7,722
Acquisition and transaction related	—	8,089	413	8,502
General and administrative	—	9	7,565	7,574
Depreciation and amortization	1,343	95,689	161	97,193
Interest expense	—	3,308	3,530	6,838
Interest and other income	—	(9)	(546)	(555)
Gain on sale of investment securities	—	—	(446)	(446)
Income tax benefit	—	—	(387)	(387)
Net income (loss) attributable to non-controlling interests	—	(22)	(165)	(187)
NOI	$2,770	$88,248	$—	$91,018
Refer to Note 15 — Segment Reporting for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Distributions
In April 2013, our directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2016, the Board ratified the existing distribution amount equivalent to $1.70 per annum, and, for calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0046448087 per day per share of common stock to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the nine months ended September 30, 2016, distributions paid to common stockholders and OP Unit holders totaled $112.0 million, including $56.0 million which was reinvested through our DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$36,630		$37,269		$37,616		$111,515
Distributions on OP Units	172		173		174		519
Total distributions	$36,802		$37,442		$37,790		$112,034

Source of distribution coverage:
Cash flows provided by operations	$26,084	70.8%	$21,622	57.8%	$16,227	42.9%	$63,933	57.0%
Offering proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	7,105	19.3%	18,550	49.5%	18,132	48.0%	43,787	39.1%
Proceeds from the sale of investment securities	535	1.5%	—	—%	1,140	3.0%	1,675	1.5%
Proceeds from the sale of real estate investments	—	—%	348	0.9%	2,291	6.1%	2,639	2.4%
Proceeds from financings	3,078	8.4%	(3,078)	(8.2)%	—	—%	—	—%
Total source of distribution coverage	$36,802	100.0%	$37,442	100.0%	$37,790	100.0%	$112,034	100.0%

Cash flows provided by operations (in accordance with GAAP)	$26,084		$21,622		$16,227		$63,933
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)		$(3,000)		$(8,664)		$(13,219)
For the nine months ended September 30, 2016, cash flows provided by operations were $63.9 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities, the sale of real estate investments and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
We may not generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. Since inception, our cumulative distributions have exceeded our cumulative FFO. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by the Board in establishing a distribution rate to stockholders.

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
The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through September 30, 2016:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	September 30, 2016
Distributions paid:
Common stockholders(1)	$335,625
OP Units	1,217
Total distributions paid	$336,842

Reconciliation of net loss:
Revenues	$534,633
Acquisition and transaction related	(52,091)
Depreciation and amortization	(227,135)
Other operating expenses	(326,715)
Other non-operating expenses	(25,496)
Income tax benefit	3,623
Net income attributable to non-controlling interests	307
Net loss attributable to stockholders (in accordance with GAAP)(2)	$(92,874)

Net cash flows provided by operating activities	$122,515

FFO attributable to stockholders	$131,286
_____________________

(1)	For the period from October 15, 2012 (date of inception) to September 30, 2016, we received $177.4 million of proceeds from common stock issued under the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may cause us, with approval from our independent directors, to seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2016. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of September 30, 2016, the outstanding mortgage notes payable and loans under the Credit Facility had weighted-average effective interest rates of 5.3% and 2.0%, respectively.

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage notes payable	$144,371	$567	$66,725	$37,603	$39,476
Interest on mortgage notes payable	39,820	1,895	10,525	4,522	22,878
Credit Facility	476,500	—	—	476,500	—
Interest on Credit Facility	25,337	2,587	20,528	2,222	—
Lease rental payments due (1)	44,254	187	1,486	1,506	41,075
Development project funding commitment (2)	28,930	28,930	—	—	—
Total	$759,212	$34,166	$99,264	$522,353	$103,429
_______________________________

(1)	Lease rental payments due includes $3.4 million of imputed interest related to our capital lease obligations.

(2)
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire and subsequently fund the remaining construction of a skilled nursing facility in Jupiter, Florida for $82.0 million.

Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
Please see Note 9 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2016, we did not have any derivative financial instruments. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $145.3 million and a fair value of $149.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $6.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.8 million.
At September 30, 2016, our variable-rate Credit Facility had a carrying and fair value of $476.5 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.8 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations were $63.9 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid distributions of $112.0 million, of which $63.9 million, or 57.0%, was funded from cash flows from operations, $43.8 million, or 39.1%, was funded from proceeds received from our DRIP, $2.6 million, or 2.4%, was funded from the sale of real estate and $1.7 million, or 1.5%, was funded from the sale of investment securities. During the nine months ended September 30, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $1.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2016, there would have been $1.9 million less in cash flow from operations available to pay distributions.
We may not generate sufficient cash flows from operations to pay future distributions. Moreover, the Board may change our distribution policy, in its sole discretion, at any time. In accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to continue to qualify as a REIT.
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
As of September 30, 2016, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended September 30, 2016:

State	Percentage of Straight-Line Rental Income
Arkansas	7.5%
Florida	17.6%
Georgia	10.9%
Illinois	5.4%
Iowa	9.5%
Michigan	6.0%
Pennsylvania	11.0%

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
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
On July 28, 2016, we granted 5,388 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015 (1)	968,370	$23.72
Nine months ended September 30, 2016 (2)	6,660	24.36
Cumulative repurchases as of September 30, 2016 (2)	975,030	$23.73
_____________________________

(1)
Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015 and remain rejected as of September 30, 2016. There were no other rejected share repurchase requests for the period from October 15, 2012 (date of inception) to September 30, 2016.

(2)
Excludes 2.4 million shares that have been requested for repurchase and are not yet fulfilled as of September 30, 2016. These shares, and all additional shares requested prior to December 31, 2016, will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP. The 6,660 shares above represent unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 10, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.58 (1)	Indemnification Agreement, dated October 6, 2016, with Edward M. Weil, Jr.
10.59 (2)	Consulting Agreement, dated as of October 11, 2016, by and between International Capital Markets Group, Inc. and Healthcare Trust, Inc.
10.60 *
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014.

10.61 *	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association.
10.62 *	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Form 8-K, filed with the SEC on October 6, 2016

(2)	Filed as an exhibit to the Company's Form 8-K, filed with the SEC on October 11, 2016