Form 10-K
period 2016-12-31
Healthcare Trust, Inc.
filed 2017-03-21
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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

As of February 28, 2017, the registrant had 89,905,069 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2016

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in Healthcare Trust Advisors, LLC (our "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
Although we intend to seek a listing of our shares of common stock on a national stock exchange when we believe market conditions are favorable to do so, there is no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•
We focus on acquiring and owning a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.

•	If our Advisor loses or is unable to obtain qualified personnel, our ability to continue to achieve our investment strategies could be delayed or hindered.

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.

•
We are depending on our Advisor to select investments and conduct our operations. Adverse changes in the financial condition of our Advisor and its affiliates or our relationship with our Advisor could adversely affect us.

•	We may be unable to fund distributions from cash flows from operations, or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

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

•
The offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan ("DRIP") may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire the Company.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7) of this Annual Report on Form 10-K.

PART I
Item 1. Business
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2016, we owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through Healthcare Trust Operating Partnership, L.P. (the "OP").
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of December 31, 2016, we have received total proceeds of $2.2 billion, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 9 — Common Stock) and including $195.0 million in proceeds received under the DRIP.
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
On April 7, 2016 (the "NAV Pricing Date"), the Board approved a per share estimate of net asset value ("NAV") equal to $22.27 as of December 31, 2015. Subsequent estimates of per share NAV will occur periodically, at the discretion of the Board, provided that such estimates will be made at least annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock. Prior to the NAV Pricing Date, we offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, we began offering shares pursuant to the DRIP at the then-current NAV approved by the Board.
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
Portfolio Summary
The following table summarizes our portfolio of properties as of December 31, 2016:

Asset Type	Number of Properties	Rentable Square Feet	Gross Asset Value (1)	Gross Asset Value %
			(In thousands)
Medical office and outpatient	80	3,133,798	$871,303	37.0%
Seniors housing	58	4,044,190	1,117,819	47.5%
Hospitals, post-acute and other	25	1,205,691	366,140	15.5%
Total	163	8,383,679	$2,355,262	100.0%
_______________

(1)
Gross asset value represents "real estate investments, at cost" on the accompanying consolidated balance sheets, which is the contract purchase price for an asset, adjusted for certain items in accordance with accounting principles generally accepted in the United States ("GAAP"), plus market lease intangible liabilities and debt premiums and discounts.

In constructing our portfolio, we are committed to a strategy dedicated to diversification of tenancy and geography. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2016:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In thousands)
Northeast	16	$38,493	1,549,578
South	53	124,790	3,157,929
Midwest	67	81,168	2,453,586
West	27	37,375	1,222,586
Total	163	$281,826	8,383,679
_______________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating properties.

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
We have invested, and expect to continue investing, primarily in MOBs and seniors housing communities. In addition we may invest in facilities leased to hospitals, rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and seniors housing — operating properties ("SHOP"). Our SHOP investments are held through a structure permitted under the provisions of RIDEA (as defined below). We generally acquire a fee interest in any property we acquire (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
We have, and may in the future, enter into management agreements with healthcare operators to manage communities that are placed in a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"). Under the provisions of RIDEA, a REIT may lease "qualified healthcare properties" on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points with long term growth prospects or drive growth by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, or ancillary services; or (ii) investing capital to reposition the asset.
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
Maintaining a Balanced, Well Diversified Portfolio of High Quality Assets
We seek balance and diversity within our portfolio. This extends to the mix of tenancy, geography, operator/managers and payors within our facilities.

As of December 31, 2016, 2015 and 2014, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2016, 2015 and 2014:

	December 31,
State	2016	2015	2014
Florida	19.3%	18.6%	24.6%
Georgia	10.2%	*	*
Iowa	10.5%	10.1%	13.9%
Pennsylvania	12.0%	11.4%	15.2%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Investing in Healthcare-related Facilities
Healthcare-related facilities include MOBs and outpatient facilities, seniors housing communities, such as assisted and independent living and memory care facilities, as well as hospitals, inpatient rehabilitation hospitals, long-term acute care centers, surgery centers, skilled nursing facilities, specialty medical and diagnostic facilities, research laboratories and pharmaceutical buildings. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and SHOPs.
Medical Office Building and Outpatient Facilities
As of December 31, 2016, we owned 80 MOBs and outpatient facilities totaling 3.1 million square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
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
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2016:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	20	1,178,645
Off Campus	60	1,955,153
Total	80	3,133,798
Affiliated	65	2,623,974
Non-affiliated	15	509,824
Total	80	3,133,798

Seniors Housing Communities
As of December 31, 2016, we owned 38 seniors housing communities under a structure permitted by RIDEA, our SHOP segment, and 20 seniors housing communities under long term leases, which are included within our triple net leased healthcare facilities segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living, memory care and independent living units.
Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2016, our seniors housing assets included 2,352 assisted living units and 1,237 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2016, our seniors housing assets included 935 independent living units.
Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute care and other facilities are leased to tenants that provide healthcare services. As of December 31, 2016, we owned 25 other healthcare-related assets, including hospitals and post-acute care facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.
Healthcare Industry
Healthcare is the single largest industry in the United States based on Gross Domestic Product ("GDP"). According to the National Health Expenditures Projections, 2016 - 2025 report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 4.8% in 2016 and at an average compounded annual growth rate of 5.7% for 2016 through 2025 and (ii) the healthcare industry is projected to increase from 18.1% of U.S. GDP in 2016 to 19.9% by 2025. This growth in expenditures is projected to lead to to significant growth in healthcare employment. According to the U.S. Department of Labor's Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing approximately 15.6 million seasonally adjusted jobs as of December 31, 2016. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 19% from 2014 to 2024, adding about 2.3 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe the continued growth in employment in the healthcare industry will lead to growth in demand for medical office buildings and other facilities that serve the healthcare industry.

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
Demographics
The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to CMS, on a per capita basis, the 65-year and older segment of the population spends 100% more on healthcare than the 45 to 64-year-old segment and 160% more than the population average.
According to the Centers for Disease Control and Prevention (the "CDC"), 6.2% of all adults aged 65 and over during the first half of 2016 needed help with personal care from another person. For both sexes combined, adults aged 85 years and over (19.9%) were more than twice as likely as adults aged 75 to 84 (6.9%) to need help with personal care from other persons; adults aged 85 and over were slightly more than six times as likely as adults aged 65 to 74 (3.2%) to need help with personal care from other persons.  Also, according to the CDC, symptoms of Alzheimer’s disease do not appear until after the age of 60 years old. Starting at age 65, the risk of developing the disease doubles every five years. Approximately 13% of people 65 and older has Alzheimer’s disease, and approximately 45% of people 85 and older have the disease. It is the sixth leading cause of death among all adults and the fifth leading cause for those aged 65 or older. Up to 5.4 million Americans currently have Alzheimer’s disease and by 2050 the number is expected to more than double due to the aging of the population.
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for medical office buildings and seniors housing communities and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 88 million in 2050, up from 46 million in 2014. This group will grow more rapidly than the overall population.  Thus, its share of the population will increase to 22% in 2050, from 15% in 2014. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that with the arrival of healthcare reform in the United States, we and our tenants and operators will experience a significant increase in the demand for medical services.
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
As of February 28, 2017, we had a $12.5 million asset under a executed letter of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our credit facilities to fund acquisitions (see "Note 5 — Credit Facilities" of the accompanying notes to the consolidated financial statements for more information on our credit facilities).

Maintaining a Strong and Flexible Capital Structure
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with our board of directors. For short-term purposes, we may borrow from our Revolving Credit Facility and Fannie Credit Facilities (both as defined in "Note 5 — Credit Facilities" of the accompanying notes to the consolidated financial statements). The Revolving Credit Facility is secured by a pledged pool of eligible unencumbered real estate assets and the Fannie Credit Facilities are secured by six unencumbered properties, in aggregate. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, among other things. As of December 31, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 28.5% and we had total secured borrowings of $625.3 million and no unsecured borrowings.
Tax Status
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Healthcare Regulation
Overview
The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Stark Law, the False Claims Act and similar state laws. We may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities all of which could materially impact the business and operations of our tenants and therefore our business, as detailed below. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. A shift towards less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

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
Similarly, in order to receive Medicare and Medicaid reimbursement, our healthcare facilities must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services ("HHS") relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.
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

•	The False Claims Act ("FCA"), which prohibits any person from knowingly presenting false or fraudulent claims for payment by the federal government (including the Medicare and Medicaid programs); and

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts.
Courts have interpreted these laws broadly. Sanctions for violating these federal laws include substantial criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Many states have adopted laws similar to, or more expansive than, the federal anti-fraud and abuse laws and have also adopted laws that increase patient protections, such as minimum staffing levels, criminal background checks, and restrictions on the use and disclosure of health information, and these state laws have their own penalties which may be in addition to federal penalties.
In the ordinary course of their business, the operators at our properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts accompanied by an increased pressure to eliminate government waste has led to a significant increase in the number of investigations and enforcement actions over the past several years. Significant enforcement activity has been the result of actions brought by regulators, who file complaints in the name of the United States (and, if applicable, particular states) under the FCA or equivalent state statutes. The qui tam and whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded with tremendous potential financial gain to private citizens who prevail.
Violations of federal or state law by an operator of our properties, or FCA actions against an operator of our properties, could have a material adverse effect on the operator's liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of our rental agreements with our tenants.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as "HIPAA") protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. The federal government has increased its HIPAA enforcement efforts over the past few years, which has increased the number of audits and enforcement actions, some of which have resulted in significant penalties to healthcare providers. Violations of federal and state privacy and security laws could have a material adverse effect on the operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
Reimbursement
The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations. For example, the Affordable Care Act enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies. The Affordable Care Act, among other things, reduced the inflation-adjusted market based increase included in standard federal payment rates for inpatient and outpatient hospital services, long-term care hospitals and inpatient rehabilitation facilities. In addition, under the Affordable Care Act, long-term acute care hospitals and inpatient rehabilitation facilities are subject to a rate adjustment to the market basket increase to reflect improvements in productivity. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. In addition, President Trump and the majorities in both houses of Congress have stated their intention to repeal and replace the Affordable Care Act. On March 7, 2017, the majority party in the U.S. House of Representatives introduced legislation to repeal and replace the Affordable Care Act. While details of the proposal are still being developed, among other things, it would appear that if the proposal were enacted, the number of individuals lacking health care insurance would increase in the United States. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. President Trump has also stated his intention to make changes to the Medicaid Program. The uncertain status of the Affordable Care Act and federal health care programs such as Medicaid affects, among other things, our ability to plan for the future.

Federal and state budget pressures also continue to escalate, and in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits. In addition, CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.
Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry.
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
Other Regulations
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2016 and do not expect that we will be required to make any such material capital expenditures during 2017.

Employees
As of December 31, 2016, we had no employees. Instead, the employees of our Advisor and other affiliates of our Sponsor perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general and administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from an unrelated party at potentially higher costs.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. We also filed a registration statement on Form S-11 (File No. 333-184677) (the "Registration Statement") in connection with our IPO and a registration statement on Form S-3 (File No. 333-197802) for additional shares to be issued under the DRIP with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.healthcaretrustinc.com or www.ar-global.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.
Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions and the value of our common stock.
Risks Related to Our Properties and Operations
We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014.
We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015, and 2014 of $20.9 million, $41.7 million and $37.7 million, respectively. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder's investment could decline substantially. We were incorporated on October 15, 2012. As of December 31, 2016, we owned 163 properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
We depend upon our Advisor and our Property Manager to provide us with executive officers and key personnel and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and Property Manager. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
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
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. We are not named in the suit, nor are there allegations related to the services the Advisor provides to us. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.

Any adverse changes in the financial condition of, or our relationship with, our Advisor or Property Manager, including any change resulting from an adverse outcome in any litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
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
We could suffer from delays in locating further suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other programs sponsored by affiliates of our Advisor. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and our overall returns. Generally, we may continue to fund distributions from unlimited amounts of any source, including borrowing funds, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. Using these sources reduces the proceeds we have available to invest in properties and other real estate assets. If we encounter any such delays, we may pay a substantial portion of our distributions from borrowings in anticipation of future cash flow. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, we could suffer delays in the receipt of cash flow in properties and other real estate assets attributable to those particular properties.
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
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow that we generate from operations. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows provided by operations were $79.4 million for the year ended December 31, 2016. During the year ended December 31, 2016, we paid distributions of $149.8 million, of which $79.4 million, or 53.0%, was funded from proceeds from our cash flows from operations, $61.4 million, or 41.0%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP, $1.7 million, or 1.1%, was funded from proceeds from the sale of investment securities and $7.2 million, or 4.9%, was funded from proceeds from the sales of real estate investments. Our IPO closed in November 2014 and all proceeds from the IPO have been invested or otherwise used. During the year ended December 31, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $0.5 million. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2016, there would have been $0.5 million less in cash flow from operations.

We have decreased the monthly distribution rate from $1.70 per share on an annualized basis to $1.45 per share on an annualized basis. Despite this reduction, we expect to continue to pay distributions in excess of cash flows from operations. The amount of cash available for distributions is affected by many factors, such as any property acquisitions, rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. In addition, cash on hand available for distributions could be reduced if cash is required for other purposes, such as capital expenditures. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
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
If we internalize our management functions, we would be required to pay a transition fee and would not have the right to retain our management or personnel. We may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions after February 2019, under the terms of our advisory agreement we would be required to pay a transition fee to our Advisor and would not have the right to retain our management or personnel. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We may be unable to terminate our advisory agreement.
On February 17, 2017, we entered into a Second Amended and Restated Advisory Agreement with our advisor. The agreement has a ten year term and may only be terminated under limited circumstances. This will make it difficult for us to renegotiate the terms of our advisory agreement or replace our advisor even if the terms of our agreement are no longer consistent with the terms offered to other REITs as the market for advisory services changes in the future.
Our Revolving Credit Facility contains provisions that could limit our ability to pay distributions and repurchase shares of our common stock pursuant to the SRP.
Our Revolving Credit Facility imposes limitations on our ability to pay distributions to stockholders and repurchase shares of common stock. Distributions to stockholders may not exceed 125% of modified funds from operations for the three months ending March 31, 2017 and for the six months ending June 30, 2017. This maximum percentage will decline to 115% for the period of three fiscal quarters ending September 30, 2017, 100% for the twelve months ending December 31, 2017 and March 31, 2018 and 95% for each period of four quarters ending June 30, 2018 and thereafter. With the exception of a carve-out for $50 million of total repurchases pursuant to the SRP on a cumulative basis, repurchase proceeds will be considered to be distributions for purposes of this limitation.

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
The purchase price per share for shares issued under the DRIP and the repurchase price of our shares under our share repurchase program is based on our NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
We intend to publish an updated estimated per share NAV as of December 31, 2016 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2016. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
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
Because they are based on estimated per share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon liquidation of the company or the price that a third party would pay to acquire the company.
Because valuations only occur periodically, estimated per share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Valuations of estimated per share NAV occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least once annually. In connection with any periodic valuation, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which generally will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in estimated per share NAV, and there may be a sudden change in the estimated per share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, estimated per share NAV may be affected, but we will not retroactively or proactively adjust estimated per share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our estimated per share NAV when a periodic valuation is completed.

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
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
Under our advisory agreement and the limited partnership agreement of our operating partnership, Healthcare Trust Operating Partnership, LP (the "OP"), (the "Partnership Agreement"), the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the Special Limited Partner to fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our advisory agreement, property management agreement and other agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
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
Unless a repurchase is in connection with a stockholder's death or disability, the repurchase price per share that we will pay to repurchase shares of our common stock will be as follows: the estimated per share NAV in each case multiplied by a percentage equal to (a) 92.5% for stockholders who have continuously held their shares of our common stock for at least one year and less than two years; (b) 95% for stockholders who have continuously held their shares of our common stock for at least two years and less than three years; (c) 97.5% for stockholders who have continuously held their shares of our common stock for at least three years and less than four years; and (d) 100% for stockholders who have continuously held their shares of our common stock for a period greater than four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
Under the SRP, repurchases during any fiscal semester are further limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous fiscal year. Funding for repurchases is also limited to the proceeds received during that same fiscal semester from the DRIP; provided that our board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds used for that purpose. These limits might prevent us from accommodating all repurchase requests made in any year. There is no assurance that our SRP, as amended, will not be further limited or amended.

Stockholders will suffer dilution if we issue additional shares, which could adversely affect the value of one's shares.
Our existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Stockholders will suffer dilution (both economic and percentage interest) of their equity investment in us, (a) from the sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock; (c) if we issue restricted share awards to our directors; (d) if we issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement and other agreements; or (e) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
The following six states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2016:

State	Percentage of Straight-Line Rental Income
Arkansas	5.5%
Florida	19.3%
Georgia	10.2%
Iowa	10.5%
Michigan	6.6%
Pennsylvania	12.0%
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
The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property if a situation or loss occurs after the fact for which we have limited or no remedy.

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
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property or the value estimated from time to time as part of the NAV process.
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
Damage from catastrophic weather and other natural events and climate change could result in losses to us.
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding fires, snow or ice storms, windstorms or, earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.
In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties.

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
Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiveing these reimbursements, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Operators in certain states have experienced delays in receiving reimbursements, which could adversely affect their ability to make rent payments to us. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the Affordable Care Act through the Medicaid expansion and health insurance exchanges may be scaled back under the new presidential administration and Republican controlled Congress. The Affordable Care Act has faced ongoing legal challenges. President Trump and the majorities in both houses of Congress have stated their intention to repeal and replace the Affordable Care Act. On March 7, 2017, the majority party in the U.S. House of Representatives introduced legislation to repeal and replace the Affordable Care Act. While details of the proposal are still being developed, among other things, it would appear that if the proposal were enacted, the number of individuals lacking health care insurance would increase in the United States. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. President Trump has also stated his intention to make changes to the Medicaid program. We cannot ensure that our tenants who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide. The uncertain status of the Affordable Care Act and federal health care programs and the impact it may have on our tenants affects our ability to plan.
Our tenants may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. MACRA has also established a new payment framework, which will modify certain Medicare payments to eligible clinicians, representing a fundamental change to physician reimbursement. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us.

A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services ("CMS"), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us. Operators in certain states have experienced delays in receiving reimbursements, which could adversely affect their ability to make rent payments to us.
On April 16, 2015, President Obama signed MACRA into law, which among other things, permanently repealed the Sustainable Growth Rate formula ("SGR"), which threatened physician reimbursement under Medicare, and provided for an annual rate increase of 0.5% for physicians through 2019. The law also provides for a 1% update on the market basket increase for skilled nursing facilities for fiscal year 2018. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further industry consolidation.
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
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. President Trump and the majorities in both houses of Congress have stated their intention to repeal and replace the Affordable Care Act. On March 7, 2017, the majority party in the U.S. House of Representatives introduced legislation to repeal and replace the Affordable Care Act. While the details of the proposal are still being developed, among other things, it would appear that if the proposal were enacted, the number of individuals lacking health care insurance would increase in the United States. We are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
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
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Significant enforcement activity has been the result of actions brought by these relators. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws, and these state laws have their own penalties which may be in additional to federal penalties.
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
There is no limit on the amount we may borrow against any single improved property. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could cause restrictive covenants to become applicable from time to time.
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
Our Revolving Credit Facility has restrictive covenants relating to our operations and distributions.
Our Revolving Credit Facility imposes, and any future lenders could impose, restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and we expect that we will incur additional indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. If we refinance long-term debt at increased interest rates it may reduce the cash we have available to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that the extent the distributions are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2016:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Gross Asset Value
					(In thousands)
Medical Office Buildings	80	3,133,798	92.6%	4.8	$871,303
Triple-Net Leased Healthcare Facilities (1):
Seniors Housing — Triple Net Leased	20	646,532	100.0%	13.2	159,687
Hospitals	4	428,620	77.6%	9.3	87,630
Post Acute / Skilled Nursing	18	777,071	68.7%	12.6	204,790
Seniors Housing — Operating Properties	38	3,397,658	90.6%	N/A	958,132
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	70,055
Portfolio, December 31, 2016	163	8,383,679			$2,355,262
_______________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. As of December 31, 2016, properties leased to our seniors housing — triple net leased and post acute/skilled nursing tenants had operating occupancies of approximately 83.9% and 76.0%, respectively. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our seniors housing — triple net leased and post acute/skilled nursing facilities are compiled through reports from tenants and have not been independently validated by us. The terms of leases with tenants in our hospital facilities do not require reporting of operating occupancy statistics to us and, as such, no operating occupancy information for our hospital facilities is included herein.

N/A	Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2016:

State	Number of Buildings	Annualized Rental Income(1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet
		(In thousands)
Alabama	1	$159	0.1%	5,564	0.1%
Arizona	14	8,737	3.1%	476,417	5.7%
Arkansas	3	15,383	5.5%	248,783	3.0%
California	6	12,442	4.4%	289,283	3.5%
Colorado	2	1,471	0.5%	59,366	0.7%
Florida	14	54,346	19.3%	1,096,472	13.1%
Georgia	10	28,691	10.2%	666,700	8.0%
Idaho	1	2,512	0.9%	55,846	0.7%
Illinois	12	5,577	2.0%	481,283	5.7%
Indiana	5	3,660	1.3%	163,035	1.9%
Iowa	13	29,710	10.5%	563,900	6.7%
Kansas	1	4,585	1.6%	49,360	0.6%
Kentucky	1	2,384	0.8%	58,216	0.7%
Louisiana	1	631	0.2%	17,830	0.2%
Maryland	1	940	0.3%	36,260	0.4%
Michigan	16	18,654	6.6%	607,417	7.2%
Mississippi	3	1,310	0.5%	73,859	0.9%
Missouri	11	13,602	4.8%	360,178	4.3%
New York	6	4,797	1.7%	245,861	2.9%
North Carolina	2	1,291	0.5%	68,122	0.8%
Ohio	1	422	0.1%	24,924	0.3%
Oregon	3	10,530	3.7%	288,774	3.4%
Pennsylvania	10	33,696	12.0%	1,303,717	15.6%
South Carolina	2	948	0.3%	52,527	0.6%
Tennessee	3	3,250	1.2%	175,652	2.1%
Texas	9	10,698	3.8%	423,854	5.1%
Virginia	3	4,759	1.7%	234,090	2.8%
Washington	1	1,683	0.6%	52,900	0.6%
Wisconsin	8	4,958	1.8%	203,489	2.4%
Total	163	$281,826	100.0%	8,383,679	100.0%
__________________________________________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating properties.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$89,354
2018	85,075
2019	78,957
2020	73,650
2021	68,597
2022	63,986
2023	57,595
2024	55,369
2025	51,528
2026	49,240
Thereafter	117,864
$791,215
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income(1)	Annualized Rental Income as a Percentage of the Total Portfolio(2)	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring(2)
		(In thousands)
2017	73	$6,321	6.4%	292,323	6.6%
2018	71	6,612	6.7%	287,989	6.5%
2019	44	6,234	6.3%	269,824	6.1%
2020	55	6,641	6.7%	302,721	6.9%
2021	45	6,996	7.1%	309,585	7.0%
2022	29	8,203	8.3%	343,872	7.8%
2023	21	3,266	3.3%	125,965	2.9%
2024	40	5,912	6.0%	279,450	6.3%
2025	9	1,203	1.2%	57,059	1.3%
2026	8	10,162	10.3%	622,535	14.1%
Total	395	$61,550	62.3%	2,891,323	65.5%
__________________________________________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2016, excluding seniors housing — operating properties, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Excludes seniors housing — operating properties.
Tenant Concentration
As of December 31, 2016, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for the portfolio on a straight-line basis.

Significant Portfolio Properties
As of December 31, 2016, the rentable square feet or annualized straight-line rental income of the following properties represented 5% or more of our total portfolio's rentable square feet or annualized straight-line rental income:
Wellington at Hershey's Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey's Mill, a seniors housing community located in West Chester, Pennsylvania. Wellington at Hershey's Mill, which is managed on our behalf by an independent third-party manager, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 36 units for patients requiring skilled nursing services. As of December 31, 2016, the facility was 96.9% occupied.
Renaissance on Peachtree - Atlanta, GA
In December 2015, we purchased Renaissance on Peachtree, a seniors housing community located in Atlanta, Georgia. Renaissance on Peachtree, which is managed on our behalf by an independent third-party manager, contains 323,352 rentable square feet and consists of 165 units dedicated to independent living patients and 64 units dedicated to assisted living patients. As of December 31, 2016, the facility was 93.5% occupied.
Property Financings
Our mortgage notes payable as of December 31, 2016 and 2015 consist of the following:

Portfolio	Encumbered Properties	Outstanding Loan Amount as of December 31,		Effective Interest Rate		Interest Rate		Maturity
		2016	2015
		(In thousands)	(In thousands)
Bowie Gateway Medical Center - Bowie, MD	—	$—	$5,969	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,602	8,720	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,414	3,461	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	—	—	4,184	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,904	5,992	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,526	6,623	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	—	—	3,555	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,589	6,680	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,671	7,777	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,719	6,811	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	30,858	31,257	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,428	3,525	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,151	3,232	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,820	24,999	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,698	7,825	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,540	17,800	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,884	11,045	3.98%		Fixed		May 2049
Gross mortgage notes payable	21	143,804	159,455	5.26%	(3)
Deferred financing costs, net of accumulated amortization		(1,516)	(2,150)
Mortgage notes payable, net of deferred financing costs		$142,288	$157,305
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments began in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2016.
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
On April 7, 2016, our board of directors determined an Estimated Per-Share NAV of $22.27 as of December 31, 2015. We intend to publish an Estimated Per-Share NAV as of December 31, 2016 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2016.
Consistent with our valuation guidelines, the Advisor engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets and provide a valuation range for each real estate asset, as well as other tangible assets with a defined and quantifiable future value. In addition, Duff & Phelps was engaged to provide valuations of the Company’s debt and remaining liabilities.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The methods used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor by Duff & Phelps (the "Duff & Phelps Real Estate Appraisal Report") comply with the Investment Program Association Practice Guideline 2013-01 titled "Valuations of Publicly Registered Non-Listed REITs," issued April 29, 2013. The scope of work performed by Duff & Phelps was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Other than its engagement to perform appraisals as described above, Duff & Phelps does not have any direct interests in any transaction with us.
Potential conflicts of interest between Duff & Phelps and us or the Advisor, may arise as a result of (1) the impact of the findings of Duff & Phelps in relation to our real estate assets, or the assets of real estate investment programs sponsored by affiliates of the Advisor, on the value of ownership interests owned by, or incentive compensation payable to, our directors, officers or affiliates and those of the Advisor, or (2) Duff & Phelps performing valuation services for other programs sponsored by affiliates of our sponsor.
Duff & Phelps performed a full valuation of our real estate assets utilizing the Income Capitalization and Sales Comparison approaches, as described further below, that are commonly used in the commercial real estate industry. We acquired eleven real estate assets in December 2015 and the acquisition prices for these real estate assets were utilized as a proxy for fair value. Duff & Phelps reviewed these acquisition prices and determined that they were representative of fair market value as of December 31, 2015.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of our other assets, minus the sum of (C) the estimated value of our debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in our hypothetical liquidation as of December 31, 2015, divided by (ii) our number of common shares outstanding on a fully-diluted basis as of December 31, 2015, which was 86,541,409.
Income Capitalization Approach
Duff & Phelps estimated a range of “as is” market value for substantially all of our real estate assets as of December 31, 2015 using the income capitalization approach, which simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its projection period. Net operating income (“NOI”) developed in Duff & Phelps’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI is then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the “Discounted Cash Flow Method”). Thus, two key steps were involved: (1) estimating the NOI applicable to each real estate asset and (2) choosing appropriate capitalization rates and discount rates, as applicable. The appropriate rates are ones that will provide both a return on the investment and a return of the investment over the life of the particular property.
In estimating the “as is” market value, Duff & Phelps utilized the Direct Capitalization Method for 39 real estate assets classified in our triple-net leased healthcare facilities segment and 33 real estate assets classified in our SHOP segment, and utilized the Discounted Cash Flow Method for 79 real estate assets classified in our MOB and 2 real estate assets classified in our triple-net leased healthcare facilities segment.

Sales Comparison Approach
A sales comparison approach was used to value two excess land parcels associated with real estate assets based on what other purchasers and sellers in the applicable market had agreed to as a price for comparable land parcels. This approach is based on the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes.
The value of our mortgage notes payable as of December 31, 2015 was estimated using the Discounted Cash Flow Method. These analyses were based on projected cash flows over the remaining loan terms and utilized estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Advances under our credit facility were considered to be reported at fair value, because the credit facility's interest rate varies with changes in LIBOR.
For all other assets and liabilities held by us or by our consolidated subsidiaries, including cash and cash equivalents, restricted cash, investment securities at fair value, prepaid expenses and other assets, accounts payable and accrued expenses, deferred rent an other liabilities and distributions payable, fair value was estimated to be equivalent to cost.
The Estimated Per-Share NAV does not represent: (i) the amount at which our shares would trade on a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities or (iv) the price per share a third party would pay to acquire us. With respect to the Estimated Per-Share NAV, we can give no assurance that the methodology used to establish the Estimated Per-Share NAV would be acceptable to the Financial Industry Regulatory Authority for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.
Based on the Advisor’s review of the Duff & Phelps Real Estate Appraisal Report, and on the Advisor’s own analysis, estimates and calculations, the Advisor recommended to the independent directors of the Board an Estimated Per-Share NAV as of December 31, 2015 of $22.27, a value that was within the range determined by Duff & Phelps and is consistent with the Board’s and the Advisor’s belief in the continued value in our portfolio. In making this determination the Advisor, with the agreement of the independent directors, took into account the fundamentals of our real estate assets, including geographic location, stabilization and credit quality of tenants, age of the property, remaining or anticipated lease duration and renewal probability. In addition, the Advisor considered, and the independent directors agreed, that the fair value of our debt is significantly in excess of par relative to historical experience.
The Estimated Per-Share NAV was unanimously adopted by the independent directors of the Board, which comprise a majority of the Board, on April 7, 2016. The Board is ultimately and solely responsible for the determination of the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates. Nevertheless, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
In connection with the Board’s determination of Estimated Per-Share NAV, the Advisor concluded that, in a hypothetical liquidation at such Estimated Per-Share NAV, it would not be entitled to any incentive fees or performance-based restricted partnership units of our operating partnership designated as "Class B Units." The Advisor determined the Estimated Per-Share NAV in a manner consistent with the definition of fair value under GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.
Holders
As of February 28, 2017, we had 89.9 million shares of common stock outstanding held by a total of 45,564 stockholders.
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

The following table details the tax treatment of the distributions paid during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Return of capital	86.8%	$1.47	97.9%	$1.66	93.7%	$1.59
Capital gain dividend income	0.5%	0.01	0.3%	0.01	—%	—
Ordinary dividend income	12.7%	0.22	1.8%	0.03	6.3%	0.11
Total	100.0%	$1.70	100.0%	$1.70	100.0%	$1.70
We have paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day (for the year 2016 only, $0.0046448087 per day per share of common stock to accurately reflect that 2016 is a leap year), which is equivalent to $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to $0.0039726027 per day, which is equivalent to $1.45 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
The following table reflects distributions declared and paid, excluding distributions related to units of limited partner interests in the OP ("OP Units") and Class B Units, during the years ended December 31, 2016 and 2015:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2016	$36,630	$36,633
2nd Quarter, 2016	37,269	36,978
3rd Quarter, 2016	37,616	37,732
4th Quarter, 2016	37,547	38,073
Total 2016	$149,062	$149,416

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$35,244	$35,352
2nd Quarter, 2015	36,319	36,031
3rd Quarter, 2015	36,643	36,747
4th Quarter, 2015	36,509	37,007
Total 2015	$144,715	$145,137
During the years ended December 31, 2016 and 2015, distributions paid to common stockholders totaled $149.1 million and $144.7 million, inclusive of $73.6 million and $78.5 million of distributions that were reinvested in shares issued under the DRIP, respectively. During the years ended December 31, 2016 and 2015, cash used to pay distributions was generated from net cash flow from operations, proceeds received from common stock issued under the DRIP, the sale of investment securities, the sale of real estate investments and financings. The Property Manager elected to waive $1.2 million of property management fees related to the year ended December 31, 2015. This amount was available to fund distribution payments.
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
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. As of December 31, 2016 and 2015, there were 9,921 and 11,731 unvested restricted shares outstanding, respectively, which were granted to independent directors pursuant to the RSP and that had average issue prices of $22.42 and $22.50 per share, respectively.
Sales of Unregistered Securities
OP Units
In November 2014, we partially funded the purchase of an MOB by causing our operating partnership to issue 405,908 OP Units with a value of $10.1 million to an unaffiliated third party. These OP Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. There were no OP Units issued to fund purchases during the years ended December 31, 2016 or 2015.
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

Issue Date	Number of Restricted Shares Issued
February 13, 2013	2,666
February 28, 2013	1,333
June 25, 2014	3,999
February 11, 2015	1,333
July 13, 2015	3,999
December 1, 2015	2,666
July 29, 2016	5,388
December 21, 2016	1,347
Total	22,731
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of our common stock are at the sole discretion of the Board. Until the SRP Amendment (described below), we limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we were only authorized to repurchase shares in a given quarter up to the amount of proceeds we received from our DRIP in that same quarter.
On January 26, 2016, our board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of our common stock generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds we receive from our DRIP in that same fiscal semester.
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
On June 28, 2016, the board of directors further amended our SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under our SRP remained unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in our SRP. Accordingly, the 2016 Repurchase Period is limited to a maximum of 5.0% of the Prior Year Outstanding Shares and continues to be subject to the terms and conditions set forth in our SRP, as amended. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in our SRP. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of our SRP become effective on the day following our public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and only applies to repurchase periods in calendar year 2016.

On January 25, 2017, the board of directors further amended the Company’s SRP (the "Third SRP Amendment") changing the date on which any repurchases are to be made in respect of requests made during the calendar year 2016 to no later than March 15, 2017, rather than on or before the 31st day following December 31, 2016. All other terms of the SRP remain in effect, including that repurchases pursuant to the SRP are at the sole discretion of the board of directors.
Our NAV per share is estimated at least annually, and thus, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
The following table summarizes our SRP activity for the periods presented. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented. We funded share repurchases from proceeds received from common stock issued under the DRIP.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Period from October 15, 2012 (date of inception) to December 31, 2012	—	$—	$—
Year ended December 31, 2013	1,600	40	25.00
Year ended December 31, 2014	72,431	1,768	24.41
Year ended December 31, 2015	894,339	21,161	23.66
Year ended December 31, 2016 (1)	6,660	170	24.36
Cumulative repurchases as of December 31, 2016 (1)	975,030	23,139	$23.73
Proceeds received from shares issued under the DRIP		195,046
Excess		$171,907
_______________

(1)
As permitted under the SRP, in March 2017, our board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 1.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 1.3 million shares for $27.5 million at an average price per share of $21.61 (including all shares submitted for death or disability) were approved for repurchase, with repurchases to be completed in March 2017, while repurchase requests of 2.3 million shares for $48.7 million at an average price per share of $21.27 were rejected. Repurchases completed during the year ended December 31, 2016 include 6,660 shares which represent unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

Until the SRP Amendment, we processed repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2016:

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Quarter ended March 31, 2016 (1)	6,660	$170	$24.36
Quarter ended June 30, 2016	—	—	—
Quarter ended September 30, 2016	—	—	—
Quarter ended December 31, 2016	—
	6,660	$170	$24.36
_______________

(1)	Represents unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2016, 2015 2014 and 2013 and the period from October 15, 2012 (date of inception) to December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2016	2015	2014	2013	2012
Total real estate investments, at cost	$2,355,262	$2,341,271	$1,662,697	$46,286	$—
Total assets	2,193,705	2,269,842	1,856,482	160,206	810
Mortgage notes payable, net of deferred financing costs	142,288	157,305	64,558	—	—
Credit facilities	481,500	430,000	—	—	—
Total liabilities	689,379	668,025	124,305	2,057	625
Total equity	1,504,326	1,601,817	1,732,177	158,149	185

	Years Ended				For the Period from October 15, 2012 (date of inception) to
Operating data (In thousands, except for share and per share data)	December 31,
	2016	2015	2014	2013	December 31, 2012
Total revenues	$302,566	$247,490	$58,439	$1,817	$—
Total expenses	307,203	283,100	92,770	2,033	15
Operating loss	(4,637)	(35,610)	(34,331)	(216)	(15)
Total other expenses	(18,417)	(9,328)	(2,816)	—	—
Loss before income taxes	(23,054)	(44,938)	(37,147)	(216)	(15)
Income tax benefit (expense)	2,084	2,978	(565)	(5)	—
Net loss	(20,970)	(41,960)	(37,712)	(221)	(15)
Net loss attributed to non-controlling interests	96	219	34	—	—
Net loss attributed to stockholders	$(20,874)	$(41,741)	$(37,678)	$(221)	$(15)
Other data:
Cash flows provided by (used in) operations	$79,410	$65,811	$(6,465)	$(764)	$—
Cash flows used in investing activities	(19,092)	(556,834)	(1,531,134)	(46,484)	—
Cash flows provided by (used in) financing activities	(55,567)	332,880	1,608,383	159,078	3
Per share data:
Basic and diluted weighted-average shares outstanding	87,878,907	85,331,966	51,234,729	2,148,297	8,888
Basic and diluted net loss per share	$(0.24)	$(0.49)	$(0.74)	$(0.10)	$(1.69)
Distributions declared per share	$1.70	$1.70	$1.70	$1.03	N/A
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
Overview
We (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries) invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2016, we owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.

We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of December 31, 2016, we have received total proceeds of $2.2 billion, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 9 — Common Stock) and including $195.0 million in proceeds received under the DRIP.
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
On April 7, 2016 (the "NAV Pricing Date"), the Board approved a per share estimate of net asset value ("NAV") equal to $22.27 as of December 31, 2015. Subsequent estimates of per share NAV will occur periodically, at the discretion of the Board, provided that such estimates will be made at least annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock. Prior to the NAV Pricing Date, we offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, we began offering shares pursuant to the DRIP at the then-current NAV approved by the Board.
We have no employees. Healthcare Trust Advisors, LLC (the "Advisor") has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business. The Advisor, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner") and Property Manager also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in our MOBs and triple-net leased healthcare facilities. Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We are evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate the allowable methods of adoption.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. We have begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, that future properties acquired will qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have not adopted this guidance as of December 31, 2016.
Results of Operations
As of December 31, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties. In our MOB operating segment, we own, manage and lease, ourselves or through third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of December 31, 2016, we had 11 eligible independent contractors operating 38 SHOP properties. All of our properties across all three business segments are located throughout the United States.
Net operating income ("NOI") is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other financial statement amounts included in net income (loss). We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosures regarding NOI and a reconciliation to our net income (loss) attributable to stockholders, as computed in accordance with GAAP.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
On January 1, 2015, we owned 118 properties (our "Same Store" properties), including two vacant land parcels. We acquired 48 properties during the period from January 1, 2015 through December 31, 2016 (our "Acquisitions"), including one property under development. No properties were acquired during the year ended December 31, 2016. Information based on Same Store and Acquisitions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Our results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflect significant increases in most categories primarily due to our Acquisitions. Net loss attributable to stockholders was $20.9 million and $41.7 million for the years ended December 31, 2016 and 2015, respectively. The following table shows our consolidated results of operations for the years ended December 31, 2016 and 2015 and the period to period change by line item of the consolidated statement of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%
Revenues:
Rental income	$103,375	$93,218	$10,157	10.9%
Operating expense reimbursements	15,876	12,759	3,117	24.4%
Resident services and fee income	183,177	140,901	42,276	30.0%
Contingent purchase price consideration	138	612	(474)	(77.5)%
Total revenues	302,566	247,490	55,076	22.3%

Expenses:
Property operating and maintenance	172,077	125,573	46,504	37.0%
Impairment on sale of real estate investments	389	—	389	NM
Operating fees to related parties	20,583	12,191	8,392	68.8%
Acquisition and transaction related	3,163	14,679	(11,516)	(78.5)%
General and administrative	12,105	9,733	2,372	24.4%
Depreciation and amortization	98,886	120,924	(22,038)	(18.2)%
Total expenses	307,203	283,100	24,103	8.5%
Operating loss	(4,637)	(35,610)	30,973	87.0%
Other income (expense):
Interest expense	(19,881)	(10,356)
Interest and other income	47	582
Gain on non-designated derivative instruments	31	—
Gain on sale of real estate investment	1,330	—
Gain on sale of investment securities	56	446
Total other expenses	(18,417)	(9,328)	(9,089)	(97.4)%
Loss before income tax	(23,054)	(44,938)	21,884	48.7%
Income tax benefit (expense)	2,084	2,978
Net loss	(20,970)	(41,960)	20,990	50.0%
Net loss attributable to non-controlling interests	96	219
Net loss attributable to stockholders	$(20,874)	$(41,741)	$20,867	50.0%
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

During the year ended December 31, 2016, rental income, operating expense reimbursements and property operating and maintenance expense decreased at the Same Store properties in our MOB segment as compared to the year ended December 31, 2015, primarily due to a tenant lease termination in May 2015 at The Hospital at Craig Ranch located in McKinney, Texas.
During the year ended December 31, 2016, rental income, operating expense reimbursements and property operating and maintenance expense at our MOB segment Acquisitions increased significantly as compared to the year ended December 31, 2015 primarily due to our acquisition of 31 MOBs from January 1, 2015 through December 31, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the years ended December 31, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$43,094	$43,931	$(837)	(1.9)%	$22,900	$12,234	$10,666	87.2%	$65,994	$56,165	$9,829	17.5%
Operating expense reimbursements	9,901	10,546	(645)	(6.1)%	5,026	2,065	2,961	143.4%	14,927	12,611	2,316	18.4%
Total revenues	52,995	54,477	(1,482)	(2.7)%	27,926	14,299	13,627	95.3%	80,921	68,776	12,145	17.7%
Property operating and maintenance	15,571	16,734	(1,163)	(6.9)%	8,243	3,600	4,643	129.0%	23,814	20,334	3,480	17.1%
NOI	$37,424	$37,743	$(319)	(0.8)%	$19,683	$10,699	$8,984	84.0%	$57,107	$48,442	$8,665	17.9%
_______________

(1)	Our MOB segment included 50 Same Store properties.

(2)	Our MOB segment included 31 Acquisition properties, including one property sold during the year ended December 31, 2016.

(3)	Our MOB segment included 81 properties during the year ended December 31, 2016, including one property sold during the period.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Years Ended December 31,		Annualized Straight Line Rental Income Per Rented Square Foot as of December 31,
Type of Same Store MOB		2016	2015	2016	2015
Single-tenant MOBs	16	100.0%	100.0%	$21.55	$21.53
Multi-tenant MOBs	34	82.6%	87.5%	22.64	22.76
Total/Weighted-Average	50	87.7%	91.2%	$22.28	$22.35
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
During the year ended December 31, 2016, rental income decreased and operating expense reimbursements and property operating and maintenance expense increased at the Same Store properties in our triple net leased healthcare segment as compared to the year ended December 31, 2015. The decrease in rental income was primarily due to the sale of two properties from this segment during the year ended December 31, 2016 and the amendments to leases with two tenants that occupy 15 of our triple net leased healthcare facilities which provided reductions in monthly rental amounts due (the "Rent Reduction Amendments").

Further, in November 2016, we removed one of the tenants that occupied six of the properties subject to the Rent Reduction Amendments and transitioned the operations of such properties to an independent third party operator (the "Transitional Operator") who will operate the properties on our behalf until we (i) identify and execute leases with new tenants or (ii) divest the properties. According to the terms of the operating agreement with the Transitional Operator, in the event the Transitional Operator produces excess cash flow from the operations of the properties, the Transitional Operator would provide such excess cash flow to us, in the form of rental payments, as was determined in the now terminated leases subject to the Rent Reduction Amendments. In an instance where the Transitional Operator provides excess cash flow that exceeds the monthly rental amounts due under the now terminated leases subject to the Rent Reduction Amendments, we would apply such excess amounts to outstanding rents of the previous tenant. Conversely, in the event that the Transitional Operator does not produce sufficient cash flows to operate the properties, we will fund such operating shortfalls to maintain the ongoing operations of the properties. In exchange for services provided, the Transitional Operator is entitled to a management fee based on a percentage of gross property revenues, as well as reimbursement for other approved administrative and ancillary expenses.
The increase in operating expense reimbursements is primarily due to higher property operating expenses at one property where we are reimbursed for property operating expenses that we pay on behalf of the tenant, as well as late fee revenue that was assessed to tenants with aged receivables. The increase in property operating and maintenance expense is primarily related to real estate taxes which remain unpaid by tenants in certain of our triple net leased healthcare facilities, the write-off of cash and straight-line rent receivables from a tenant at six of our skilled nursing facilities whose leases were terminated, the write-off of straight-line rent receivable for a tenant at 15 of our triple net leased seniors housing communities and an increase in bad debt reserve percentages to reflect our uncertainty of the collectability of rental payments from certain tenants within this segment during the year ended December 31, 2016.
During the year ended December 31, 2016, rental income increased and property operating and maintenance expense and operating expense reimbursements decreased at our triple net leased healthcare facilities segment Acquisitions as compared to the year ended December 31, 2015. The increase in rental income was primarily due to our acquisition of eight triple net leased healthcare facilities from January 1, 2015 through December 31, 2016, with the increase being partially offset by decreases due to tenant lease terminations in August 2015 at the Specialty Hospital portfolio located in Mesa and Sun City, Arizona (the "Specialty Hospital Terminations"). The decreases in property operating and maintenance expense and operating expense reimbursements were also due to the Specialty Hospital Terminations.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$31,358	$34,007	$(2,649)	(7.8)%	$6,016	$3,046	$2,970	97.5%	$37,374	$37,053	$321	0.9%
Operating expense reimbursements	949	78	871	NM	—	70	(70)	NM	949	148	801	NM
Total revenues	32,307	34,085	(1,778)	(5.2)%	6,016	3,116	2,900	93.1%	38,323	37,201	1,122	3.0%
Property operating and maintenance	18,242	4,833	13,409	277.4%	570	1,873	(1,303)	NM	18,812	6,706	12,106	180.5%
NOI	$14,065	$29,252	$(15,187)	(51.9)%	$5,446	$1,243	$4,203	338.1%	$19,511	$30,495	$(10,984)	(36.0)%
_______________

(1)	Our triple net leased healthcare facilities segment included 36 Same Store properties, including two properties sold during the year ended December 31, 2016.

(2)	Our triple net leased healthcare facilities segment included 8 Acquisition properties.

(3)	Our triple net leased healthcare facilities segment included 44 properties during the year ended December 31, 2016, including two properties sold during the period.
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.
Segment Results — Seniors Housing Operating Properties
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance relates to the costs associated with our properties and professional fees, as well as costs related to caring for the residents in our SHOPs, including food, labor, and marketing expenses.

During the year ended December 31, 2016, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the year ended December 31, 2015. The increase in resident services and fee income was primarily due to higher resident rental rates, while the increase in property operating and maintenance expense primarily related to property taxes and higher costs to care for the residents of our SHOPs.
During the year ended December 31, 2016, resident services and fee income and property operating and maintenance expense increased at our SHOP segment Acquisitions as compared to the year ended December 31, 2015 primarily due to our acquisition of eight SHOPs from January 1, 2015 through December 31, 2016.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident services and fee income	$137,722	$132,932	$4,790	3.6%	$45,455	$7,969	$37,486	NM	$183,177	$140,901	$42,276	30.0%
Rental income	7	—	7	NM	—	—	—	NM	7	—	7	NM
Total revenues	137,729	132,932	4,797	3.6%	45,455	7,969	37,486	NM	183,184	140,901	42,283	30.0%
Property operating and maintenance	99,860	93,325	6,535	7.0%	29,591	5,208	24,383	NM	129,451	98,533	30,918	31.4%
NOI	$37,869	$39,607	$(1,738)	(4.4)%	$15,864	$2,761	$13,103	NM	$53,733	$42,368	$11,365	26.8%
_______________

(1)	Our SHOP segment included 30 Same Store properties.

(2)	Our SHOP segment included 8 Acquisition properties.

(3)	Our SHOP segment included 38 properties during the year ended December 31, 2016.
NM — Not Meaningful
Contingent Purchase Price Consideration
During the years ended December 31, 2016 and 2015, we recognized $0.1 million and $0.6 million, respectively, which primarily related to contingent purchase price consideration in connection with holdback and other vacancy escrow arrangements associated with two acquisitions. Contingent purchase price consideration during the year ended December 31, 2016 related to releases from a holdback escrow for unit renovations at one of our SHOPs, partially offset by the settlement of certain property operating expenses related to vacancy escrow agreements at one acquisition which resulted in us making payments to the seller. Contingent purchase price consideration during the year ended December 31, 2015 related to releases from escrow under a vacancy escrow arrangement at two of our MOBs. Based on facts and circumstances that existed at the time of acquisition, we determined that it was not probable that we would recover certain amounts placed into escrow under vacancy escrow agreements. However, the vacant leasable space under the vacancy escrow agreements was not occupied as of the agreed upon dates, which resulted in the return of escrowed funds to us and the recognition of contingent purchase price consideration.
Impairment on Sale of Real Estate Investments
Impairment on sale of real estate investments for the year ended December 31, 2016 related to two real estate investments held for sale with an accepted sale price less than the carrying value. The aggregate sale price of two real estate investments located in Kansas City, Missouri was $8.8 million, which resulted in an impairment of $0.4 million during the period. We had no impairment of real estate investments during the year ended December 31, 2015.
Operating Fees to Related Parties
Operating fees to related parties increased $8.4 million to $20.6 million for the year ended December 31, 2016 from $12.2 million for the year ended December 31, 2015. We pay our Advisor and Property Manager for asset management and property management services, respectively.

Prior to April 1, 2015, asset management fees were paid by us causing the OP to issue restricted performance based Class B Units to the Advisor. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that, effective April 1, 2015, the asset management fee became payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor, and is expensed as incurred. We granted 128,871 Class B Units at an issue price of $22.50 per unit for asset management services rendered during the year ended December 31, 2015 in lieu of paying for these services in cash. The asset management fee is based a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $6.7 million to $17.6 million for the year ended December 31, 2016 from $10.9 million for the year ended December 31, 2015. The increase in the asset management fee is due to the amendment to the advisory agreement as well as an increase in the cost of assets for the year ended December 31, 2016, which was primarily related to our Acquisitions and capital expenditures during the period from January 1, 2015 through December 31, 2016.
We incurred $3.0 million in property management fees during the year ended December 31, 2016, a $1.7 million increase from the $1.3 million in property management fees incurred during the year ended December 31, 2015. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive a portion of property management fees for the year ended December 31, 2015. For the year ended December 31, 2015, we would have incurred additional property management fees of $1.2 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.2 million for the year ended December 31, 2016 primarily related to costs associated with the Strategic Review, costs associated with property acquisitions that will not be completed and costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $14.7 million for the year ended December 31, 2015 primarily related to our acquisition of 48 properties during the period. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $2.4 million to $12.1 million for the year ended December 31, 2016 from $9.7 million for the year ended December 31, 2015, including $5.1 million and $5.0 million, respectively, incurred from related parties. The increase was primarily driven by professional fees incurred to support our larger real estate portfolio.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $22.0 million to $98.9 million for the year ended December 31, 2016 from $120.9 million for the year ended December 31, 2015. Same Store depreciation and amortization decreased $43.0 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition, partially offset by increases of $20.8 million in depreciation and amortization related to our Acquisitions and $0.2 million related to internally developed corporate software that was capitalized and put into service in April 2015.
Interest Expense
Interest expense increased $9.5 million to $19.9 million for the year ended December 31, 2016 from $10.4 million for the year ended December 31, 2015. Interest expense related to our mortgage notes payable increased $1.6 million related to our higher average mortgage notes payable balance of $150.7 million during the year ended of December 31, 2016, compared to the $96.6 million average balance during the year ended December 31, 2015, as well as the associated increases in amortization of deferred financing costs and accretion of mortgage discounts, partially offset by increased amortization of mortgage premiums.
We entered into a $50.0 million senior secured credit facility (as amended, the "Revolving Credit Facility") in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0, million respectively. Interest expense related to the Revolving Credit Facility increased $7.5 million primarily as a result of higher amortization of deferred financing costs as a result of the amendments and increases to the Revolving Credit Facility, as well as higher interest payments due to an average outstanding balance on the Credit Facility of $449.4 million during the year ended December 31, 2016 compared to the $118.5 million average balance during the year ended December 31, 2015, partially offset by lower unused fees and interest expense arising from a write-off of deferred financing costs during the year ended December 31, 2015. There were no such write-offs during the year ended December 31, 2016.
We entered into two secured master credit facilities (collectively, the "Fannie Credit Facilities") and borrowed $60.0 million in October 2016. Interest expense related to the Fannie Credit Facilities of $0.4 million related to interest incurred on the outstanding balances and the amortization of deferred financing costs.

We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased $0.5 million to approximately $47,000 for the year ended December 31, 2016 from $0.6 million for the year ended December 31, 2015. Interest and other income includes income from investment securities and interest income earned on cash and cash equivalents held during the period. During the years ended December 31, 2016 and 2015, we sold all of our positions in preferred stock, common stock, real estate income funds and our investment in a senior note, which resulted in a decrease in dividend and interest income from our investment portfolio during the year ended December 31, 2016.
Gain on Non-Designated Derivative Instruments
Gain on non-designated derivative instruments for the year ended December 31, 2016 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Credit Facilities, which have floating interest rates. The gain of approximately $31,000 reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges.
Gain on Sale of Real Estate Investment
Gain on sale of real estate investment for the year ended December 31, 2016 related to the sale of a real estate investment located in Santa Rosa, California for $17.5 million, which resulted in a gain of $1.3 million during the period. We did not sell any of our real estate investments during the year ended December 31, 2015 and therefore had no gain on sale of real estate investment for such period.
Gain on Sale of Investment Securities
Gain on sale of investment securities for the year ended December 31, 2016 of $0.1 million resulted from selling our investments in preferred stock with a cost basis of $1.1 million. Gain on sale of investment securities for the year ended December 31, 2015 of $0.4 million resulted from our selling of certain of our investments in preferred stock, common stock and real estate income funds and our investment in a senior note with a cost basis of $18.8 million.
Income Tax Benefit
Income tax benefit of $2.1 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests of $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, represents the portion of our net income or net loss that is related to OP Unit and non-controlling interest holders.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
On January 1, 2014, we owned seven properties (our "PY Same Store" properties). We acquired 159 properties during the period from January 1, 2014 through December 31, 2015 (our "PY Acquisitions"), including one property under development. Information based on PY Same Store and PY Acquisitions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Our results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflect significant increases in most categories primarily due to our PY Acquisitions. Net loss attributable to stockholders was $41.7 million and $37.7 million for the years ended December 31, 2015 and 2014, respectively. The following table shows our consolidated results of operations for the years ended December 31, 2015 and 2014 and the period to period change by line item of the consolidated statement of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2015	2014	$	%
Revenues:
Rental income	$93,218	$23,005	$70,213	305.2%
Operating expense reimbursements	12,759	3,585	9,174	255.9%
Resident services and fee income	140,901	31,849	109,052	342.4%
Contingent purchase price consideration	612	—	612	NM
Total revenues	247,490	58,439	189,051	323.5%

Expenses:
Property operating and maintenance	125,573	26,717	98,856	370.0%
Operating fees to related parties	12,191	—	12,191	NM
Acquisition and transaction related	14,679	33,623	(18,944)	(56.3)%
General and administrative	9,733	3,541	6,192	174.9%
Depreciation and amortization	120,924	28,889	92,035	318.6%
Total expenses	283,100	92,770	190,330	205.2%
Operating loss	(35,610)	(34,331)	(1,279)	(3.7)%
Other income (expense):
Interest expense	(10,356)	(3,559)
Interest and other income	582	735
Gain on sale of investment securities	446	8
Total other expenses	(9,328)	(2,816)	(6,512)	(231.3)%
Loss before income tax	(44,938)	(37,147)	(7,791)	(21.0)%
Income tax benefit (expense)	2,978	(565)
Net loss	(41,960)	(37,712)	(4,248)	(11.3)%
Net loss attributable to non-controlling interests	219	34
Net loss attributable to stockholders	$(41,741)	$(37,678)	$(4,063)	(10.8)%
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
Rental income increased $42.2 million to $56.2 million for the year ended December 31, 2015 from $14.0 million for the year ended December 31, 2014. Operating expense reimbursements increased $9.1 million to $12.6 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014. Property operating and maintenance expense increased $15.5 million to $20.3 million for the year ended December 31, 2015 from $4.8 million for the year ended December 31, 2014. The increases in rental income, operating expense reimbursements and property operating and maintenance expense were primarily driven by our PY Acquisitions.

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
Rental income increased $28.0 million to $37.1 million for the year ended December 31, 2015 from $9.1 million for the year ended December 31, 2014. Operating expense reimbursements increased $0.1 million to $0.2 million for the year ended December 31, 2015 from $0.1 million for the year ended December 31, 2014. Property operating and maintenance expense increased $6.6 million to $6.7 million for the year ended December 31, 2015 from $0.1 million for the year ended December 31, 2014. The increases in rental income, operating expense reimbursements and property operating and maintenance expense were primarily driven by our PY Acquisitions.
Segment Results — Seniors Housing Operating Properties
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance relates to the costs associated with our properties and professional fees, as well as costs relating to caring for the residents in our SHOPs, including food, labor, and marketing expenses.
Resident services and fee income increased $109.1 million to $140.9 million for the year ended December 31, 2015 from $31.8 million for the year ended December 31, 2014. Property operating and maintenance expense increased $76.6 million to $98.5 million for the year ended December 31, 2015 from $21.9 million for the year ended December 31, 2014. The increases in resident services and fee income and property operating and maintenance expense were primarily driven by our PY Acquisitions.
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
Operating Fees to Related Parties
We pay our Advisor and Property Manager for asset management and property management services, respectively. We issued 128,781 Class B Units and incurred $10.9 million in fees for asset management services from our Advisor for the year ended December 31, 2015. Prior to April 1, 2015, these fees were paid by us causing the OP to issue restricted performance based Class B Units to the Advisor. On May 12, 2015, we entered into an amendment to our advisory agreement which, among other things, provided that, effective April 1, 2015, the asset management fee became payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor, and is expensed as incurred. We issued 222,683 Class B Units at an issue price of $22.50 per unit for asset management services from our Advisor for the year ended December 31, 2014,.
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

General and Administrative Expenses
General and administrative expenses increased $6.2 million to $9.7 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014, including $5.0 million and $1.0 million, respectively, incurred from related parties. The increase was primarily driven by professional fees incurred to support a larger real estate portfolio. Prior to the end of the IPO, costs related to stockholder services were charged to additional paid-in capital in the accompanying consolidated balance sheet. At the time the IPO ended in November 2014, we began to expense, as incurred, professional fees related to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $92.0 million to $120.9 million for the year ended December 31, 2015 from $28.9 million for the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily related to our PY Acquisitions, which resulted in an increase of $91.2 million. PY Same Store depreciation and amortization increased $0.4 million due to our reallocation during the fourth quarter of 2014 of amounts that were provisionally allocated to land, buildings, fixtures and improvements and acquired lease intangible assets. During the year ended December 31, 2015, we placed into service internally developed corporate software, and the depreciation on such software accounted for an increase in depreciation and amortization expense of $0.3 million.
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
We entered into the $50.0 million Revolving Credit Facility in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0 million respectively. Interest expense related to the Revolving Credit Facility increased $4.6 million primarily as a result of higher amortization of deferred financing costs and non-usage fees as a result of the amendments and increases to the Revolving Credit Facility, as well as higher interest payments due to an average outstanding balance on the Revolving Credit Facility of $118.5 million during the year ended December 31, 2015. There were no amounts outstanding under the Revolving Credit Facility during the year ended December 31, 2014.
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
Income Tax Benefit (Expense)
Income tax benefit of $3.0 million for the year ended December 31, 2015 related to deferred tax assets generated by current period net operating losses associated with our taxable REIT subsidiary ("TRS"). These deferred tax assets became realizable during the year ended December 31, 2015 and are partially offset by other income tax expenses incurred during the same period. Income tax expense of $0.6 million during the year ended December 31, 2014 related to income from our TRS. Such income was derived from our acquisition of 30 SHOP assets, the net income or loss of which are owned by our TRS. Income taxes generally relate to our SHOPs, which are leased by our TRS. We purchased our first SHOP asset during the three months ended September 30, 2014.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests of $0.2 million for the year ended December 31, 2015 primarily represents losses allocated to OP Unit holders as well as losses allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Net loss attributable to non-controlling interests of approximately $34,000 for the year ended December 31, 2014 related to losses allocated to OP Unit holders. We issued 405,908 OP Units in connection with the acquisition of a property in November 2014 and 90 OP Units in December 31, 2012 in connection with our initial capitalization.
Cash Flows for the Year Ended December 31, 2016
During the year ended December 31, 2016, net cash provided by operating activities was $79.4 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the year ended December 31, 2016 included a deduction of $3.2 million for acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $95.2 million (net loss of $21.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense, gain on non-designated derivative instruments, gain on sale of investment securities and net gain on sales of real estate investments of $116.2 million), a $0.7 million decrease in restricted cash related to real estate tax and insurance escrows on mortgaged properties, an increase of $0.6 million in deferred rent and a net increase in accounts payable and accrued expenses of $0.5 million primarily related to accrued professional fees, real estate and income taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party expense reimbursements and interest expense. These cash inflows were partially offset by a net increase in prepaid and other assets of $9.5 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, and a net increase of $8.2 million in unbilled receivables recorded in accordance with straight-line basis accounting.
Net cash used in investing activities during the year ended December 31, 2016 was $19.1 million. The cash used in investing activities included $38.7 million to fund the ongoing development of a skilled nursing facility in Jupiter, Florida as well as $7.5 million of capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $25.9 million, proceeds from the sale of investment securities of $1.1 million and proceeds from a deposit for a potential real estate sale of $0.1 million.
Net cash used in financing activities of $55.6 million during the year ended December 31, 2016 related to distributions to stockholders of $75.4 million, repayments on the Revolving Credit Facility of $55.0 million, common stock repurchases of $12.2 million, mortgage principal repayments of $15.7 million, payments of deferred financing costs of $3.0 million, distributions to non-controlling interest holders of $0.7 million and payments for non-designated derivative instruments of approximately $30,000. These cash outflows were partially offset by aggregate proceeds from the Revolving Credit Facility and Fannie Credit Facilities of $106.5 million.
Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash provided by operating activities was $65.8 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the year ended December 31, 2015 included $14.7 million of acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $87.6 million (net loss of $42.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense and gain on sale of investment securities of $129.5 million), an increase in accounts payable and accrued expenses of $5.2 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party property management fees and reimbursements and interest expense and an increase of $1.3 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $12.9 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, as well as a net increase of $12.5 million in unbilled receivables recorded in accordance with straight-line basis accounting and a $2.9 million increase in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties.

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
Net cash provided by financing activities of $332.9 million during the year ended December 31, 2015 related to proceeds from the Revolving Credit Facility of $440.0 million to fund acquisitions and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset by distributions to stockholders, net of proceeds received pursuant to the DRIP of $66.2 million, Revolving Credit Facility payments of $10.0 million, common stock repurchases of $10.4 million, payments of deferred financing costs of $13.3 million, mortgage payments of $6.4 million, offering costs paid of $0.6 million and distributions to non-controlling interest holders of $0.7 million.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash used in operating activities was $6.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the year ended December 31, 2014 included $33.6 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $7.5 million (net loss of $37.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums, equity based compensation and gain on sale of investment securities of $30.2 million), increases in restricted cash of $1.8 million related to tenant deposits, real estate tax and insurance escrows on mortgaged properties and an increase in prepaid and other assets of $8.8 million due to rent and other receivables and prepaid real estate taxes and insurance, as well as a net increase of $2.2 million in unbilled receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $10.9 million primarily related to accrued professional fees, real estate taxes and property operating expenses for our MOBs and seniors housing communities as well as an increase of $3.0 million in deferred rent.
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
Liquidity and Capital Resources
As of December 31, 2016, we had $29.2 million of cash and cash equivalents. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties we acquire, funding our ongoing development project, capital expenditures, the payment of our operating and administrative expenses, debt service obligations and share repurchases and distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Credit Facilities and other secured financings. As of December 31, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 28.5%, we had total secured borrowings of $625.3 million and we had no unsecured borrowings.

We expect to increase our leverage and utilize proceeds from the Revolving Credit Facility, the Fannie Credit Facilities and other secured financings to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. Once we have used all the availability under the Revolving Credit Facility, the Fannie Credit Facilities and other potential future sources of capital to acquire properties, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
As of December 31, 2016, the balance outstanding under the Revolving Credit Facility was $421.5 million. Our unused borrowing capacity was $75.6 million, based on assets assigned to the Revolving Credit Facility as of December 31, 2016. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets. The Revolving Credit Facility also contains a sub-facility for letters of credit of up to $25.0 million and contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million. The Credit Facility matures on March 21, 2019.
The Revolving Credit Facility requires us to meet certain financial covenants. On February 24, 2017, we further amended the Revolving Credit Facility (the "February 2017 Credit Facility Amendment"), which, among other things, amended the method and inputs used in the calculation of certain financial covenants contained within the Revolving Credit Facility. As of December 31, 2016, giving effect to the February 2017 Credit Facility Amendment, we were in compliance with the financial covenants under the Revolving Credit Facility.
On October 31, 2016, we, through wholly-owned subsidiaries of our OP, entered into the Fannie Credit Facilities that provide for initial aggregate borrowings of $60.0 million. The Fannie Credit Facilities are initially secured by first-priority mortgages on six of our seniors housing properties. We may request future advances under the Fannie Credit Facilities by further borrowing against the value of the initial mortgaged properties or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Credit Facilities will mature on November 1, 2026. As of December 31, 2016, the balance outstanding under the Fannie Credit Facilities was $60.0 million.
Our board of directors has adopted the SRP, which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through December 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015 (1)	968,370	$23.72
Year ended December 31, 2016 (2)	6,660	24.36
Cumulative repurchases as of December 31, 2016 (2)	975,030	$23.73
_____________________________

(1)	Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015.

(2)
As permitted under the SRP, in March 2017, our board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 1.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 1.3 million shares for $27.5 million at an average price per share of $21.61 (including all shares submitted for death or disability) were approved for repurchase, with repurchases to be completed in March 2017, while repurchase requests of 2.3 million shares for $48.7 million at an average price per share of $21.27 were rejected. Repurchases completed during the year ended December 31, 2016 include 6,660 shares which represent unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

Acquisitions
As of February 28, 2017, we owned 163 properties and had a $12.5 million asset under a executed letter of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our Revolving Credit Facility and the Fannie Credit Facilities to fund acquisitions.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)	$(3,000)	$(8,664)	$(7,655)	$(20,874)
Depreciation and amortization	24,408	24,084	27,125	22,406	98,023
Impairment (gain) on sale of real estate investments	—	389	(1,330)	—	(941)
Adjustments for non-controlling interests (1)	(124)	(118)	(124)	(109)	(475)
FFO attributable to stockholders	22,729	21,355	17,007	14,642	75,733
Acquisition and transaction-related	42	2,059	958	104	3,163
Amortization of market lease and other lease intangibles, net	27	34	50	57	168
Straight-line rent adjustments	(2,417)	(413)	543	1,884	(403)
Amortization and accretion of mortgage premiums and discounts, net	(514)	(488)	(483)	(452)	(1,937)
Gain on sale of investment securities	—	—	(56)	—	(56)
Gain on non-designated derivative instruments	—	—	—	(31)	(31)
Contingent purchase price consideration	(6)	(219)	83	4	(138)
Capitalized construction interest costs	(173)	(203)	(267)	(355)	(998)
Adjustments for non-controlling interests (1)	18	(14)	7	(9)	2
MFFO attributable to stockholders	$19,706	$22,111	$17,842	$15,844	$75,503
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the year ended December 31, 2016:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$27,019	$(994)	$(46,899)	$(20,874)
Contingent purchase price consideration	(138)	—	—	(138)
Impairment on sale of real estate investments	—	—	389	389
Operating fees to related parties	—	—	20,583	20,583
Acquisition and transaction related	(33)	14	3,182	3,163
General and administrative	1	41	12,063	12,105
Depreciation and amortization	59,781	38,572	533	98,886
Interest expense	2,733	3,363	13,785	19,881
Interest and other income	(5)	(3)	(39)	(47)
Gain on non-designated derivative instruments	—	—	(31)	(31)
Gain on sale of real estate investment	—	—	(1,330)	(1,330)
Gain on sale of investment securities	—	—	(56)	(56)
Income tax benefit	—	—	(2,084)	(2,084)
Net loss attributable to non-controlling interests	—	—	(96)	(96)
NOI	$89,358	$40,993	$—	$130,351
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the year ended December 31, 2015:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$383	$(17,736)	$(24,388)	$(41,741)
Contingent purchase price consideration	(612)	—	—	(612)
Operating fees to related parties	—	—	12,191	12,191
Acquisition and transaction related	702	13,504	473	14,679
General and administrative	2	7	9,724	9,733
Depreciation and amortization	102,805	17,817	302	120,924
Interest expense	3,337	1,133	5,886	10,356
Interest and other income	(15)	—	(567)	(582)
Gain on sale of investment securities	—	—	(446)	(446)
Income tax benefit	—	—	(2,978)	(2,978)
Net loss attributable to non-controlling interests	—	(22)	(197)	(219)
NOI	$106,602	$14,703	$—	$121,305

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the year ended December 31, 2014:

(In thousands)	Same Store	Acquisitions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$—	$(32,810)	$(4,868)	$(37,678)
Operating fees to related parties	—	—	—	—
Acquisition and transaction related	—	33,409	214	33,623
General and administrative	—	4	3,537	3,541
Depreciation and amortization	—	28,889	—	28,889
Interest expense	—	2,233	1,326	3,559
Interest and other income	—	(3)	(732)	(735)
Gain on sale of investment securities	—	—	(8)	(8)
Income tax expense	—	—	565	565
Net loss attributable to non-controlling interests	—	—	(34)	(34)
NOI	$—	$31,722	$—	$31,722
Refer to Note 16 — Segment Reporting for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Distributions
In May 2013, we began paying distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0046575343 per day, which is equivalent to $1.70 per annum, per share of common stock. In March 2016, the Board ratified the existing distribution amount equivalent to $1.70 per annum, and, for calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0046448087 per day per share of common stock to accurately reflect that 2016 is a leap year. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to $0.0039726027 per day, which is equivalent to $1.45 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2016, distributions paid to common stockholders and OP Unit holders totaled $149.8 million, including $73.6 million which was reinvested into additional shares of common stock through our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		December 31, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$36,630		$37,269		$37,616		$37,547		$149,062
Distributions on OP Units	172		173		174		171		690
Total distributions	$36,802		$37,442		$37,790		$37,718		$149,752

Source of distribution coverage:
Cash flows provided by operations	$26,084	70.8%	$21,622	57.8%	$16,227	42.9%	$15,464	41.0%	$79,397	53.0%
Offering proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	7,105	19.3%	18,550	49.5%	18,132	48.0%	17,659	46.8%	61,446	41.0%
Proceeds from the sale of investment securities	535	1.5%	—	—%	1,140	3.0%	—	—%	1,675	1.1%
Proceeds from the sale of real estate investments	—	—%	348	0.9%	2,291	6.1%	4,595	12.2%	7,234	4.9%
Proceeds from financings	3,078	8.4%	(3,078)	(8.2)%	—	—%	—	—%	—	—%
Total source of distribution coverage	$36,802	100.0%	$37,442	100.0%	$37,790	100.0%	$37,718	100.0%	$149,752	100.0%

Cash flows provided by operations (in accordance with GAAP)	$26,084		$21,622		$16,227		$15,477		$79,410
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)		$(3,000)		$(8,664)		$(7,655)		$(20,874)
For the year ended December 31, 2016, cash flows provided by operations were $79.4 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities, the sale of real estate investments and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
We may not generate sufficient cash flow from operations in 2017 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by the Board in establishing a distribution rate to stockholders.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from October 15, 2012 (date of inception) through December 31, 2016:

For the Period from October 15, 2012 (date of inception) to
(In thousands)	December 31, 2016
Distributions paid:
Common stockholders(1)	$373,172
OP Units	1,388
Total distributions paid	$374,560

Reconciliation of net loss:
Revenues	$610,312
Acquisition and transaction related	(52,195)
Depreciation and amortization	(249,776)
Other operating expenses	(383,150)
Other non-operating expenses	(30,561)
Income tax benefit	4,492
Net income attributable to non-controlling interests	349
Net loss attributable to stockholders (in accordance with GAAP)(2)	$(100,529)

Net cash flows provided by operating activities	$137,992

FFO attributable to stockholders	$145,928
_____________________

(1)	For the period from October 15, 2012 (date of inception) to December 31, 2016, we received $195.1 million of proceeds from common stock issued under the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2016, we were in compliance with the financial and reporting covenants under our loan agreements.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility and Fannie Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2016. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2016, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Credit Facilities had weighted-average effective interest rates of 5.3%, 2.0% and 3.2%, respectively.

		Years Ended December 31,
(In thousands)	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage notes payable	$143,804	$34,832	$45,217	$25,171	$38,584
Interest on mortgage notes payable	37,925	7,000	6,353	3,275	21,297
Revolving Credit Facility	421,500	—	421,500	—	—
Interest on Revolving Credit Facility	22,287	10,043	12,244	—	—
Fannie Credit Facilities	60,000	—	—	96	59,904
Interest on Fannie Credit Facilities	18,684	1,946	3,892	3,896	8,950
Lease rental payments due(1)	44,069	740	1,499	1,495	40,335
Development project funding commitment(2)	11,945	11,945	—	—	—
Total	$760,214	$66,506	$490,705	$33,933	$169,070
_______________________________

(1)	Lease rental payments due includes $3.4 million of imputed interest related to our capital lease obligations.

(2)
In August 2015, we entered into an asset purchase agreement and development agreement to acquire and subsequently fund the remaining construction of a skilled nursing facility in Jupiter, Florida for $82.0 million. Concurrent with the acquisition of this development, we entered into a loan agreement with an affiliate of the project developer that will provide borrowing availability to the affiliate upon development completion of up to $2.7 million on a non-revolving basis.

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
Related-Party Transactions and Agreements
Please see Note 10 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Revolving Credit Facility and the Fannie Credit Facilities, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2016, we had entered into two non-designated interest rate caps with a notional amount of approximately $30,000 and a fair value of $0.1 million (see Note 7 — Fair Value of Financial Instruments and Note 8 — Derivatives and Hedging Activities ). We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $144.3 million and a fair value of $144.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $5.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.0 million.
At December 31, 2016, our variable-rate Revolving Credit Facility and Fannie Credit Facilities had an aggregate carrying and fair value of $481.5 million. Interest rate volatility associated with these variable-rate borrowings affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase and decrease in variable interest rates on our variable-rate Revolving Credit Facility and Fannie Credit Facilities would increase and decrease our interest expense by $4.4 million and $(4.8) million, respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules
1.    Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules:
The following financial statement schedule is included herein at page F-42 of this Annual Report on Form 10-K:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (11)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Bylaws of Healthcare Trust, Inc. (f/k/a American Realty Capital Healthcare Trust II, Inc.)
4.1 (1)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (3)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 (11)	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
10.1 (18)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.2 (18)
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC

10.3 (1)	Employee and Director Incentive Restricted Share Plan of the Company
10.4 (4)
Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

10.5 (5)
Increase Letter, dated April 15, 2014, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.6 (11)
Increase Letter, dated July 31, 2015, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.7 (6)	Agreement for Lease of Real Property, dated as of June 14, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.8 (6)	First Amendment to Agreement for Lease of Real Property, dated as of July 16, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.9 (6)	Second Amendment to Agreement for Lease of Real Property, dated as of August 1, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.10 (6)	Third Amendment to Agreement for Lease of Real Property, dated as of September 26, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.11 (9)
Fourth Amendment to Agreement for Lease of Real Property, dated as of October 10, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC, ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.12 (6)
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

10.13 (9)
Fifth Amendment to Agreement for Lease of Real Property, dated as of October 22, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.14 (9)
Sixth Amendment to Agreement for Lease of Real Property, dated as of October 31, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.15 (9)
Seventh Amendment to Agreement for Lease of Real Property, dated as of November 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.16 (9)
Eighth Amendment to Agreement for Lease of Real Property, dated as of November 21, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

Exhibit No.	Description
10.17 (9)
Ninth Amendment to Agreement for Lease of Real Property, dated as of December 5, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.18 (9)
Tenth Amendment to Agreement for Lease of Real Property, dated as of December 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.19 (9)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.20 (9)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.21 (10)
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

10.22 (11)	Indemnification Agreement, dated December 3, 2015, between the Company, Leslie D. Michelson and Edward G. Rendell
10.23 (11)
Third Amendment to Senior Secured Revolving Credit Agreement, dated February 17, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties dated as of March 21, 2014

10.24 (11)	Indemnification Agreement, dated March 10, 2016, between the Company and Katie P. Kurtz
10.25 (14)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.26 (15)	Indemnification Agreement, dated October 6, 2016, with Edward M. Weil, Jr.
10.27 (16)	Consulting Agreement, dated as of October 11, 2016, by and between International Capital Markets Group, Inc. and Healthcare Trust, Inc.
10.28 (17)
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014.

10.29 (17)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association.
10.30 (17)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC.
10.31 *	Indemnification Agreement, dated December 27, 2016, with Lee M. Elman
10.32 (20)
Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 24, 2017, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014

14.1 (1)	Code of Ethics
16.1 (8)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (12)	Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (13)	Amendment to Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (18)	Amendment to Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.

Exhibit No.	Description
101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.

(2)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on January 10, 2013.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 14, 2014.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 6, 2014.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 14, 2014.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2015.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2015.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 12, 2015.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the Securities and Exchange Commission on May 13, 2016.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2016.

(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2017.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of March, 2017.

HEALTHCARE TRUST, INC.
By	/s/ W. TODD JENSEN
W. TODD JENSEN
INTERIM CHIEF EXECUTIVE OFFICER AND PRESIDENT (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 20, 2017
Leslie D. Michelson

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 20, 2017
Katie P. Kurtz	(and Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil	Director	March 20, 2017
Edward M. Weil

/s/ Elizabeth K. Tuppeny	Independent Director	March 20, 2017
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 20, 2017
Edward G. Rendell

/s/ Lee M. Elman	Independent Director	March 20, 2017
Lee M. Elman

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Trust, Inc.
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the 2016 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 20, 2017

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost:
Land	$187,868	$192,790
Buildings, fixtures and improvements	1,872,590	1,885,713
Construction in progress	60,055	21,309
Acquired intangible assets	234,749	241,459
Total real estate investments, at cost	2,355,262	2,341,271
Less: accumulated depreciation and amortization	(241,027)	(146,669)
Total real estate investments, net	2,114,235	2,194,602
Cash and cash equivalents	29,225	24,474
Restricted cash	3,962	4,647
Investment securities, at fair value	—	1,078
Non-designated derivative assets, at fair value	61	—
Straight-line rent receivable, net	12,026	11,470
Prepaid expenses and other assets	22,073	21,707
Deferred costs, net	12,123	11,864
Total assets	$2,193,705	$2,269,842
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$142,288	$157,305
Mortgage premiums and discounts, net	466	2,403
Credit facilities	481,500	430,000
Market lease intangible liabilities, net	20,187	22,994
Accounts payable and accrued expenses (including $862 and $536 due to related parties as of December 31, 2016 and 2015, respectively)	27,080	38,449
Deferred rent	4,986	4,356
Distributions payable	12,872	12,518
Total liabilities	689,379	668,025
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 89,368,899 and 86,135,411 shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively	894	861
Additional paid-in capital	1,981,136	1,907,549
Accumulated other comprehensive income (loss)	—	(6)
Accumulated deficit	(486,574)	(316,284)
Total stockholders' equity	1,495,456	1,592,120
Non-controlling interests	8,870	9,697
Total equity	1,504,326	1,601,817
Total liabilities and equity	$2,193,705	$2,269,842

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$103,375	$93,218	$23,005
Operating expense reimbursements	15,876	12,759	3,585
Resident services and fee income	183,177	140,901	31,849
Contingent purchase price consideration	138	612	—
Total revenues	302,566	247,490	58,439

Expenses:
Property operating and maintenance	172,077	125,573	26,717
Impairment on sale of real estate investments	389	—	—
Operating fees to related parties	20,583	12,191	—
Acquisition and transaction related	3,163	14,679	33,623
General and administrative	12,105	9,733	3,541
Depreciation and amortization	98,886	120,924	28,889
Total expenses	307,203	283,100	92,770
Operating loss	(4,637)	(35,610)	(34,331)
Other income (expense):
Interest expense	(19,881)	(10,356)	(3,559)
Interest and other income	47	582	735
Gain on non-designated derivative instruments	31	—	—
Gain on sale of real estate investment	1,330	—	—
Gain on sale of investment securities	56	446	8
Total other expenses	(18,417)	(9,328)	(2,816)
Loss before income tax	(23,054)	(44,938)	(37,147)
Income tax benefit (expense)	2,084	2,978	(565)
Net loss	(20,970)	(41,960)	(37,712)
Net loss attributable to non-controlling interests	96	219	34
Net loss attributable to stockholders	(20,874)	(41,741)	(37,678)

Other comprehensive loss:
Designated derivatives, fair value adjustment	—	—	—
Unrealized gain (loss) on investment securities, net	6	(469)	463
Comprehensive loss attributable to stockholders	$(20,868)	$(42,210)	$(37,215)

Basic and diluted weighted-average shares outstanding	87,878,907	85,331,966	51,234,729
Basic and diluted net loss per share	$(0.24)	$(0.49)	$(0.74)
Distributions declared per share	$1.70	$1.70	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	7,529,789	$75	$161,952	$—	$(3,878)	$158,149	$—	$158,149
Issuance of common stock	74,504,754	745	1,851,206	—	—	1,851,951	—	1,851,951
Common stock offering costs, commissions and dealer manager fees	—	—	(202,857)	—	—	(202,857)	—	(202,857)
Common stock issued through distribution reinvestment plan	1,750,705	18	41,562	—	—	41,580	—	41,580
Common stock repurchases	(72,431)	(1)	(1,767)	—	—	(1,768)	—	(1,768)
Equity-based compensation	6,036	—	73	—	—	73	—	73
Distributions declared	—	—	—	—	(87,850)	(87,850)	—	(87,850)
Contributions from non-controlling interest holders	—	—	—	—	—	—	10,148	10,148
Unrealized gain on investments	—	—	—	463	—	463	—	463
Net loss	—	—	—	—	(37,678)	(37,678)	(34)	(37,712)
Balance, December 31, 2014	83,718,853	837	1,850,169	463	(129,406)	1,722,063	10,114	1,732,177
Common stock offering costs, commissions and dealer manager fees	—	—	2	—	—	2	—	2
Common stock issued through distribution reinvestment plan	3,305,297	33	78,469	—	—	78,502	—	78,502
Common stock repurchases	(894,338)	(9)	(21,151)	—	—	(21,160)	—	(21,160)
Equity-based compensation, net	5,599	—	60	—	—	60	—	60
Distributions declared	—	—	—	—	(145,137)	(145,137)	—	(145,137)
Contributions from non-controlling interest holders	—	—	—	—	—	—	500	500
Distributions to non-controlling interest holders	—	—	—	—	—	—	(698)	(698)
Unrealized loss on investments	—	—	—	(469)	—	(469)	—	(469)
Net loss	—	—	—	—	(41,741)	(41,741)	(219)	(41,960)
Balance, December 31, 2015	86,135,411	861	1,907,549	(6)	(316,284)	1,592,120	9,697	1,601,817
Common stock issued through distribution reinvestment plan	3,234,746	33	73,597	—	—	73,630	—	73,630
Common stock repurchases	(6,660)	—	(170)	—	—	(170)	—	(170)
Equity-based compensation, net	5,402	—	160	—	—	160	—	160
Distributions declared	—	—	—	—	(149,416)	(149,416)	—	(149,416)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(731)	(731)
Unrealized gain on investments	—	—	—	6	—	6	—	6
Net loss	—	—	—	—	(20,874)	(20,874)	(96)	(20,970)
Balance, December 31, 2016	89,368,899	$894	$1,981,136	$—	$(486,574)	$1,495,456	$8,870	$1,504,326
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(20,970)	$(41,960)	$(37,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	98,886	120,924	28,889
Amortization of deferred financing costs	4,523	3,737	1,313
Amortization of mortgage premiums and discounts, net	(1,937)	(1,933)	(689)
Amortization of market lease and other intangibles, net	168	(101)	638
Bad debt expense	15,425	7,291	—
Equity-based compensation	160	60	73
Gain on sale of investment securities	(56)	(446)	(8)
Gain on non-designated derivative instruments	(31)	—	—
Gain on sales of real estate investments, net	(941)	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(8,210)	(12,535)	(2,208)
Prepaid expenses and other assets	(9,467)	(12,893)	(8,837)
Accounts payable, accrued expenses and other liabilities	545	5,203	10,877
Deferred rent	630	1,333	2,977
Restricted cash	685	(2,869)	(1,778)
Net cash provided by (used in) operating activities	79,410	65,811	(6,465)
Cash flows from investing activities:
Investments in real estate	(38,746)	(570,134)	(1,506,862)
Deposits returned (paid) for unconsummated acquisitions	—	1,000	(3,650)
Deposit received for unconsummated disposition	100	—	—
Capital expenditures	(7,476)	(6,885)	(807)
Purchases of investment securities	—	(93)	(20,328)
Proceeds from sales of investment securities	1,140	19,278	513
Proceeds from sales of real estate investments	25,890	—	—
Net cash used in investing activities	(19,092)	(556,834)	(1,531,134)
Cash flows from financing activities:
Proceeds from credit facilities	106,500	440,000	—
Repayments of credit facility borrowings	(55,000)	(10,000)	—
Payments on mortgage notes payable	(15,650)	(6,389)	(535)
Payments for undesignated derivative instruments	(30)	—	—
Payments of deferred financing costs	(3,040)	(13,283)	(5,408)
Proceeds from issuance of common stock	—	6	1,853,231
Common stock repurchases	(12,184)	(10,413)	(541)
Payments of offering costs and fees related to common stock issuances	—	(629)	(202,715)
Distributions paid	(75,432)	(66,214)	(35,165)
Contributions from non-controlling interest holders	—	500	—
Distributions to non-controlling interest holders	(731)	(698)	—
Payments to related parties	—	—	(484)
Net cash provided by (used in) financing activities	(55,567)	332,880	1,608,383
Net change in cash and cash equivalents	4,751	(158,143)	70,784
Cash and cash equivalents, beginning of period	24,474	182,617	111,833
Cash and cash equivalents, end of period	$29,225	$24,474	$182,617

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,512	$7,867	$2,313
Cash paid for income taxes	339	374	601

Non-cash investing and financing activities:
Payable and accrued offering costs	$—	$—	$631
Accrued repurchases included in accounts payable and accrued expenses	—	12,014	1,267
Assumption of mortgage notes payable used to acquire investments in real estate	—	100,058	66,321
Premiums and discounts on assumed mortgage notes payable	—	1,492	3,533
Liabilities assumed in real estate acquisitions	—	882	9,040
Common stock issued through distribution reinvestment plan	73,630	78,502	41,580

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2016, the Company owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014 and as of such date the Company had received cumulative proceeds of $2.0 billion from its IPO. As of December 31, 2016, the Company has received total proceeds of $2.2 billion, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 9 — Common Stock) and including $195.0 million in proceeds received under the DRIP.
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
On April 7, 2016 (the "NAV Pricing Date"), the Board approved an estimate of per share net asset value ("NAV"). Subsequent valuations will occur periodically, at the discretion of the Board, provided that such estimates will be made at least annually. Pursuant to the DRIP, the Company's stockholders can elect to reinvest distributions by purchasing shares of the Company's common stock. Prior to the NAV Pricing Date, the Company offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, the Company began offering shares pursuant to the DRIP at the then-current NAV approved by the Board (see Note 9 — Common Stock).
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation, including amounts within rental income, resident services and fee income, cash flows from operating activities and cash flows from financing.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. There are no real estate investments held for sale as of December 31, 2016 and 2015.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2016 and 2015, approximately $10,000 and $22,000 was held in money market funds with the Company's financial institutions.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2016 and 2015, the Company had deposits of $29.2 million and $24.5 million, of which $16.1 million and $12.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed if the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2016 and 2015, the Company had $10.7 million and $11.5 million of deferred financing costs, net of accumulated amortization of $6.7 million and $3.1 million, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2016 and 2015, the Company had $1.4 million and $0.4 million in deferred leasing costs, net of accumulated amortization of $0.2 million and $0.1 million, respectively.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the IPO. Offering costs of the Company (other than selling commissions and the dealer manager fee, as discussed in Note 10 — Related Party Transactions and Arrangements) may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering and related costs included (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Advisor or its affiliates, as applicable, for offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of offering proceeds, net of repurchases and DRIP. As a result, these costs were only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO in November 2014, cumulative offering costs did not exceed 12.0% of the gross proceeds received in the IPO (See Note 10 — Related Party Transactions and Arrangements).
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Equity-Based Compensation).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2016, 2015 and 2014. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company continues to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
As of December 31, 2016, the Company, through its TRS entity, owned 38 seniors housing communities. The TRS entity is a wholly-owned subsidiary of the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2016 consisted of deferred rent and depreciation. As of December 31, 2016, the Company had a deferred tax asset of $5.2 million with no valuation allowance. As of December 31, 2015, the Company had a deferred tax asset of $2.9 million with no valuation allowance.
The following table details the composition of the Company's tax benefit (expense) for the years ended December 31, 2016, 2015 and 2014, which includes federal and state income taxes incurred by the Company's TRS entity. The Company estimated its income tax benefit (expense) relating to its TRS entity using a combined federal and state rate of approximately 40.0% and 40.2% for the years ended December 31, 2016 and 2015, respectively. These income taxes are reflected in income tax benefit (expense) on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2016		2015		2014
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal benefit (expense)	$2,103	$(237)	$1,667	$762	$(450)	$—
State benefit (expense)	308	(90)	358	191	(115)	—
Total	$2,411	$(327)	$2,025	$953	$(565)	$—
As of December 31, 2016 and 2015, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Return of capital	86.8%	$1.47	97.9%	$1.66	93.7%	$1.59
Capital gain dividend income	0.5%	0.01	0.3%	0.01	—%	—
Ordinary dividend income	12.7%	0.22	1.8%	0.03	6.3%	0.11
Total	100.0%	$1.70	100.0%	$1.70	100.0%	$1.70
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
December 31, 2016

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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. The Company has begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. The Company is continuing to evaluate the impact of this new guidance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, that future properties acquired will qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has not adopted this guidance as of December 31, 2016.
Note 3 — Real Estate Investments
The Company owned 163 properties as of December 31, 2016. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of Wellington at Hershey's Mill ("Wellington") and Renaissance on Peachtree ("Renaissance") represented 5% or more of the Company's total portfolio's rentable square feet or annualized straight-line rental income as of December 31, 2016.
On December 3, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in Wellington, a seniors housing community located in West Chester, Pennsylvania. The seller of Wellington was First Somerset, LLC, which had no preexisting relationship with the Company. The contract purchase price of Wellington was $95.0 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Wellington as a business combination and incurred acquisition related costs of $2.7 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
On December 15, 2015, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in Renaissance, a seniors housing community located in Atlanta, Georgia. The seller of Renaissance was CRP FDG Buckhead, L.L.C., which had no preexisting relationship with the Company. The contract purchase price of Renaissance was $78.6 million and was funded with proceeds from borrowings under the Company's senior secured credit facility (as amended, the "Revolving Credit Facility"). The Company accounted for the purchase of Renaissance as a business combination and incurred acquisition related costs of $1.3 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents the allocation of the assets acquired and capitalized construction in progress during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Real estate investments, at cost:
Land	$—	$79,329	$109,679
Buildings, fixtures and improvements	—	519,185	1,325,721
Construction in progress	38,746	21,309	—
Total tangible assets	38,746	619,823	1,435,400
Acquired intangible assets and liabilities:
In-place leases	—	62,584	145,464
Market lease and other intangible assets	—	3,223	34,877
Market lease liabilities	—	(10,064)	(19,837)
Total assets and liabilities acquired, net	38,746	675,566	1,595,904
Mortgage notes payable assumed to acquire real estate investments	—	(100,058)	(66,321)
Premiums on mortgages assumed	—	(1,492)	(3,533)
Other assets and liabilities, net (1)	—	(882)	(9,040)
Deposits to acquire real estate investments	—	(3,000)	—
OP units issued to acquire real estate investments	—	—	(10,148)
Cash paid for acquired real estate investments	$38,746	$570,134	$1,506,862
Number of properties purchased	—	48	111
_______________

(1)
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

During the year ended December 31, 2014, the Company acquired leasehold interests in eight properties and has accounted for such interests as capital leases. The Company allocated $144.4 million and $34.1 million of assets at cost associated with the building leasehold interests to buildings, fixtures and improvements and in-place leases, respectively, in the table above. Additionally, the Company entered into arrangements to sublease all or a portion of the eight properties back to the seller, and assumed in-place subleases with other third-party tenants. Future minimum base rental payments due to the Company under subleases to the seller and other third-party tenants as of December 31, 2016 totaled $119.3 million. See Note 17 — Commitments and Contingencies for minimum base cash rental payments due from the Company to the seller under these leasehold interests.
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$89,354
2018	85,075
2019	78,957
2020	73,650
2021	68,597
Thereafter	395,582
Total	$791,215

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As of December 31, 2016, 2015 and 2014, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2016, 2015 and 2014:

	December 31,
State	2016	2015	2014
Florida	19.3%	18.6%	24.6%
Georgia	10.2%	*	*
Iowa	10.5%	10.1%	13.9%
Pennsylvania	12.0%	11.4%	15.2%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$195,940	$115,641	$80,299	$202,608	$82,390	$120,218
Intangible market lease assets	28,220	5,798	22,422	28,262	3,393	24,869
Other intangible assets	10,589	574	10,015	10,589	309	10,280
Total acquired intangible assets	$234,749	$122,013	$112,736	$241,459	$86,092	$155,367
Intangible market lease liabilities	$25,614	$5,427	$20,187	$25,613	$2,619	$22,994
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Amortization of in-place leases and other intangible assets(1)	$38,754	$75,481	17,885
Amortization and (accretion) of above- and below-market leases, net(2)	(209)	(359)	604
Amortization of above- and below-market ground leases, net(3)	172	199	29
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table provides the projected amortization and property operating and maintenance expense and adjustments to revenues for the next five years:

(In thousands)	2017	2018	2019	2020	2021
In-place lease assets	$15,539	$13,280	$10,732	$8,795	$7,251
Other intangible assets	265	265	265	265	265
Total to be added to amortization expense	$15,804	$13,545	$10,997	$9,060	$7,516

Above-market lease assets	$(1,877)	$(1,357)	$(1,068)	$(741)	$(532)
Below-market lease liabilities	2,089	1,860	1,580	1,423	1,274
Total to be added to rental income	$212	$503	$512	$682	$742

Below-market ground lease assets	$212	$212	$212	$212	$212
Above-market ground lease liabilities	(40)	(40)	(40)	(40)	(40)
Total to be added to property operating and maintenance expense	$172	$172	$172	$172	$172
Real Estate Sales
During the year ended December 31, 2016, the Company sold Gregory Ridge Living Center ("Gregory Ridge") and Parkway Health Care Center ("Parkway"), both located in Kansas City, Missouri, and sold Redwood Radiology and Outpatient Center ("Redwood Radiology"), located in Santa Rosa, California. The following table summarizes the three properties sold during the year ended December 31, 2016. The Company did not sell any properties during the years ended December 31, 2015 and 2014.

Property (In thousands)	Disposition Date	Contract Sale Price	Gain (Impairment) on Sale, Net
Gregory Ridge Living Center - Kansas City, MO	June 1, 2016	$4,300	$(126)
Parkway Health Care Center - Kansas City, MO	June 1, 2016	4,450	(263)
Redwood Radiology and Outpatient Center - Santa Rosa, CA	September 30, 2016	17,500	1,330
Total		26,250	$941
Less: disposal costs		(360)
Proceeds from sales of real estate investments		$25,890
The disposals of Gregory Ridge, Parkway and Redwood Radiology did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Gregory Ridge, Parkway and Redwood Radiology remain classified within continuing operations for all periods presented until the respective dates of disposal of Gregory Ridge, Parkway and Redwood Radiology.
Note 4 — Investment Securities
As of December 31, 2016, the company had no investment securities.
As of December 31, 2015, the Company had investment securities with an aggregate fair value of $1.1 million. These investments were considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments were recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities were considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table details the unrealized gains and losses on investment securities as of December 31, 2015:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Equity securities	$1,084	$19	$(25)	$1,078
During the year ended December 31, 2016, the Company sold its investments in preferred stock with a cost basis and sale price of $1.1 million, which resulted in a realized gain on sale of investment of $0.1 million. During the year ended December 31, 2015, the Company sold certain of its investments in preferred stock, common stock, real estate income funds and its investment in a senior note with a cost basis of $18.8 million for $19.3 million, which resulted in a realized gain on sale of investment of $0.4 million.
Note 5 — Credit Facilities
Revolving Credit Facility
On March 21, 2014, the Company entered into the senior secured Revolving Credit Facility in the amount of $50.0 million. On April 15, 2014 the amount available under the Revolving Credit Facility was increased to $200.0 million. The Revolving Credit Facility is secured by a pledged pool of eligible unencumbered real estate assets.
On June 26, 2015, the Company entered into an amendment to the Revolving Credit Facility which, among other things, allowed for borrowings of up to $500.0 million. On July 31, 2015, the available borrowings were increased to $565.0 million. The Revolving Credit Facility also contains a sub-facility for letters of credit of up to $25.0 million. The Revolving Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million. The amendment to the Revolving Credit Facility included changes to amounts committed by each of the banks in the syndicate, which resulted in a write off of deferred financing costs of $0.5 million during the year ended December 31, 2015. There were no such writeoffs of deferred financing costs during the years ended December 31, 2016 and 2014.
On February 24, 2017, the Company further amended its Revolving Credit Facility (the "February 2017 Credit Facility Amendment"), which, among other things, amended the method and inputs used in the calculation of certain financial covenants contained within the Revolving Credit Facility.
The Company has the option, based upon its leverage, to have the Revolving Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. The Base Rate is defined in the Revolving Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate, or (iii) the applicable one-month LIBOR plus 1.0%.
The Revolving Credit Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date of March 21, 2019. The Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). In the event of a default, the lender has the right to terminate its obligations under the Revolving Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
As of December 31, 2016, the balance outstanding under the Revolving Credit Facility was $421.5 million, with an effective interest rate of 2.0%. The Company's unused borrowing capacity was $75.6 million, based on assets assigned to the Revolving Credit Facility as of December 31, 2016. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were $430.0 million in advances outstanding as of December 31, 2015.
The Revolving Credit Facility requires the Company to meet certain financial covenants. As of December 31, 2016, giving effect to the February 2017 Credit Facility Amendment, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement (the “KeyBank Credit Agreement”) relating to a secured credit facility with KeyBank National Association (“KeyBank”) and a master credit facility agreement (the “Capital One Credit Agreement” and, together with the KeyBank Credit Agreement, the “Credit Agreements”) relating to a secured credit facility with Capital One Multifamily Finance, LLC (“Capital One”). The Credit Agreements and related loan documents were issued through Fannie Mae’s (“Lender”) Multifamily MBS program and assigned by Capital One and KeyBank to the Lender at closing.
The secured credit facility with KeyBank (the “KeyBank Facility”) and the secured credit facility with Capital One (the “Capital One Facility”, and together with the KeyBank Facility, the “Fannie Credit Facilities”) each provide for an initial $30.0 million of advances. The Fannie Credit Facilities are secured by six unencumbered properties, in aggregate. The Company may request future advances under the Fannie Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Credit Facilities will mature on November 1, 2026. Until December 1, 2016, borrowings under the KeyBank Facility and the Capital One Facility had initial interest rates of 3.15% and 3.156%, respectively, per annum. Beginning December 1, 2016, the annual interest rates under the Fannie Credit Facilities changed to vary on a monthly basis and are equal to the sum of the current One Month LIBOR and 2.62%, with a floor of 2.62%. “One Month LIBOR” means the London Inter-Bank Offered Rate for one month U.S. dollar-denominated deposits. Effective October 31, 2016, in conjunction with the execution of the Fannie Credit Facilities, the OP entered into two interest rate cap agreements (the "IR Caps") with an unrelated third party, which cap interest paid on amounts outstanding under the Fannie Credit Facilities to a maximum of 3.5%. The IR Caps terminate on November 1, 2019. The Credit Agreements require the Company to enter into replacement interest rate cap or swap agreements upon termination of the IR Caps, to the extent any variable rate loans are outstanding on the date of termination.
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
As of December 31, 2016, the balance outstanding under the Fannie Credit Facilities was $60.0 million, with an effective interest rate of 3.2%. The Company did not enter into the Credit Agreements until October 31, 2016, and as such there were no amounts outstanding as of December 31, 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of December 31, 2016 and 2015:

Portfolio	Encumbered Properties	Outstanding Loan Amount as of December 31,		Effective Interest Rate		Interest Rate		Maturity
		2016	2015
		(In thousands)	(In thousands)
Bowie Gateway Medical Center - Bowie, MD	—	$—	$5,969	6.18%		Fixed		Sep. 2016
Medical Center of New Windsor - New Windsor, NY	1	8,602	8,720	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,414	3,461	6.39%		Fixed		Sep. 2017
Cushing Center - Schenectady, NY	—	—	4,184	5.71%		Fixed		Feb. 2016
Countryside Medical Arts - Safety Harbor, FL	1	5,904	5,992	6.07%		Fixed	(1)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,526	6,623	6.07%		Fixed	(1)	Apr. 2019
Campus at Crooks & Auburn Building C - Rochester Hills, MI	—	—	3,555	5.91%		Fixed		Apr. 2016
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,589	6,680	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,671	7,777	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,719	6,811	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	30,858	31,257	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,428	3,525	4.21%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,151	3,232	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,820	24,999	3.82%		Fixed	(2)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,698	7,825	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,540	17,800	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,884	11,045	3.98%		Fixed		May 2049
Gross mortgage notes payable	21	143,804	159,455	5.26%	(3)
Deferred financing costs, net of accumulated amortization		(1,516)	(2,150)
Mortgage notes payable, net of deferred financing costs		$142,288	$157,305
_______________
(1)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(2)    Interest only payments through July 1, 2016. Principal and interest payments began in August 2016.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2016.
As of December 31, 2016, the Company had pledged $261.8 million in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to December 31, 2016:

(In thousands)	Future Principal Payments
2017	$34,832
2018	31,893
2019	13,324
2020	24,279
2021	892
Thereafter	38,584
Total	$143,804
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
As of December 31, 2015, the Company had investments in redeemable preferred stock that were traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2016
Interest rate caps	$—	$61	$—	$61
December 31, 2015
Investment securities	$1,078	$—	$—	$1,078
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of short-term financial instruments such as cash and cash equivalents, restricted cash, straight-line rent receivable, net, prepaid expenses and other assets, deferred costs, net, accounts payable and accrued expenses, deferred rent and distributions payable approximate their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount (1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable	3	$144,270	$144,261	$161,858	$162,654
Revolving Credit Facility	3	$421,500	$421,500	$430,000	$430,000
Fannie Credit Facilities	3	$60,000	$60,000	$—	$—
_______________________________

(1)
Carrying value includes mortgage notes payable of $143.8 million and $159.5 million and mortgage premiums and discounts, net of $0.5 million and $2.4 million as of December 31, 2016 and December 31, 2015, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Revolving Credit Facility and the Fannie Credit Facilities are considered to be reported at fair value, because their interest rates vary with changes in LIBOR.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure. Additionally, in using interest rate derivatives, the Company aims to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not intend to utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Derivatives Not Designated as Hedges
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss)
As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as a hedge of interest rate risk. The Company had not entered into any derivative contracts as of December 31, 2015.

	December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest rate caps	2	$30

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2016. The Company had not entered into any derivative contracts as of December 31, 2015.

(In thousands)	Balance Sheet Location	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate caps	Non-designated derivatives assets, at fair value	$61
Derivatives Designated as Hedges
As of December 31, 2016 and 2015, the Company did not have any outstanding interest rate derivatives that were designated as a hedge.
Note 9 — Common Stock
As of December 31, 2016 and 2015, the Company had 89.4 million and 86.1 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds, net of shares repurchased under the SRP of $2.2 billion and $2.1 billion, respectively, including proceeds from shares issued pursuant to the DRIP.
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
Share Repurchase Program
The Board has adopted the SRP, which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
On June 28, 2016, the Board further amended the Company’s SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remained unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Accordingly, the 2016 Repurchase Period is limited to a maximum of 5.0% of the Prior Year Outstanding Shares and continues to be subject to the terms and conditions set forth in the SRP, as amended. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP become effective on the day following the Company’s public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and only applies to repurchase periods in calendar year 2016.
On January 25, 2017, the Board further amended the Company’s SRP (the "Third SRP Amendment") changing the date on which any repurchases are to be made in respect of requests made during the calendar year 2016 to no later than March 15, 2017, rather than on or before the 31st day following December 31, 2016. All other terms of the SRP remain in effect, including that repurchases pursuant to the SRP are at the sole discretion of the Board.
When a stockholder requests redemption and the redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	968,370	$23.72
Year ended December 31, 2016(2)	6,660	24.36
Cumulative repurchases as of December 31, 2016 (2)	975,030	$23.73
_____________________________

(1)	Excludes rejected repurchases of 201,367 shares for $4.6 million at an average price per share of $23.04, which were unfulfilled as of December 31, 2015.

(2)
As permitted under the SRP, in March 2017, the Company's board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 1.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 1.3 million shares for $27.5 million at an average price per share of $21.61 (including all shares submitted for death or disability) were approved for repurchase, with repurchases to be completed in March 2017, while repurchase requests of 2.3 million shares for $48.7 million at an average price per share of $21.27 were rejected. Repurchases completed during the year ended December 31, 2016 include 6,660 shares which represent unaccrued repurchases for the year ended December 31, 2015 that were finalized in January 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2016 and 2015, the Company issued 3.2 million and 3.3 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $73.6 million and $78.5 million, respectively.
Note 10 — Related Party Transactions and Arrangements
As of December 31, 2016 and 2015, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Former Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Former Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. During the year ended December 31, 2014, the Company incurred $175.6 million in commissions and fees to the Former Dealer Manager in connection with the sale of the Company's common stock in the IPO. During the year ended December 31, 2015, the Company received approximately $2,000 from the Former Dealer Manager for an unconsummated share transaction. The Company did not incur any commissions or fees to the Former Dealer Manager in connection with the sale of the Company's common stock in the IPO during the year ended December 31, 2016. The Company did not have any amounts outstanding to the Former Dealer Manager for commissions and fees in connection with the sale of the Company's common stock in the IPO as of December 31, 2016 or 2015.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Advisor and its affiliates received compensation and reimbursement for services provided in relation to the IPO. The Former Dealer Manager and its affiliates also received compensation and reimbursement for services in relation to the IPO, including transfer agent services which were provided by ANST. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The Company incurred charges or reimbursements of $21.8 million from the Advisor and $3.3 million from the Former Dealer Manager for services relating to the IPO during the year ended December 31, 2014. The Company did not incur any charges or reimbursements for services relating to the IPO from the Advisor or any of its affiliates during the years ended December 31, 2016 and 2015. The Company did not have any amounts outstanding to the Advisor or any of its affiliates for charges or reimbursements for services relating to the IPO as of December 31, 2016 and 2015.
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 2.0% of gross proceeds received from the IPO. Our advisory agreement provides that this 2.0% cap would apply in any offering and sale of shares pursuant to an effective registration statement filed under the Securities Act of 1933, as amended. In aggregate, offering costs including selling commissions and dealer manager fees were the Company's responsibility up to a maximum of 12.0% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in November 2014, offering costs were less than 12.0% of the gross proceeds received in the IPO.
Fees Paid in Connection With the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change in control or a transition to self-management (see the section entitled "Termination Fees" included within this footnote), (iii) by 67% of the independent directors of the board of directors for with cause, without penalty, with 45 days notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Fees
The Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of December 31, 2016, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of December 31, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
With the execution of the Second A&R Advisory Agreement, the acquisition fee was terminated, however the Advisor may continue to be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Financing Coordination Fees
If the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations.
The execution of the Second A&R Advisory Agreement terminated the financing coordination fee.
Asset Management Fees and Variable Management/Incentive Fees
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
When approved by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on vested and unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2016, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lesser of (a) cost of assets or (b) fair value of assets for the preceding monthly period. The asset management fee was payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the NAV Pricing Date, each share was valued at $22.50, (b) after the NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share was valued at the then-current NAV per share and (c) at all other times, each share shall be valued by the Board in good faith at the fair market value.
Effective February 17, 2017, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee is equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible debt) raised subsequent to February 17, 2017 per month. The base management fee is payable to the Advisor or its assignees in cash, OP Units or shares, or a combination thereof, the form of payment to be determined at the discretion of the Advisor.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (x) 15.0% of the applicable prior quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter's Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement was entered into to reflect amendments to the original agreement between the parties and further amends the original agreement by extending the term of the agreement from one to two years, until February 15, 2019. The A&R Property Management Agreement will automatically renew for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least ninety days prior to the end of the term. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
Other Operating Fees and Reimbursements
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, were fully amortized as of December 31, 2014. The Former Dealer Manager and its affiliates also previously provided transfer agency services, as well as transaction management and other professional services. These fees were included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,						Payable (Receivable) as of
	2016		2015		2014		December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2016	2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$6,878	$—	$15,936	$—	$—	$—
Acquisition cost reimbursements	—	—	3,439	—	7,968	—	—	—
Financing coordination fees	450	—	3,863	—	1,997	—	—	—
Ongoing fees and reimbursements:
Asset management fees (1)	17,566	—	10,889	—	—	—	—	(5)
Property management fees	3,017	—	1,302	1,220	—	617	(163)	(10)
Professional fees and reimbursements	4,492	—	4,558	—	364	—	1,025	499
Strategic advisory fees	—	—	—	—	605	—	—	—
Distributions on Class B Units	611	—	490	—	47	—	—	52
Total related party operation fees and reimbursements	$26,136	$—	$31,419	$1,220	$26,917	$617	$862	$536
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of December 31, 2016, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions or for persons serving as executive officers of the Company. The 2%/25% Limitation was removed from the advisory agreement in connection with the amendment and restatement of to the advisory agreement in June 2015. During the years ended December 31, 2016 and 2015, the Company paid reimbursements for administrative services of $4.0 million and $0.9 million, respectively. The Company did not pay any reimbursements for administrative services for the year ended December 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. During the years ended December 31, 2015 and 2014, the Advisor elected to forgive $1.2 million and $0.6 million in fees, respectively. There were no such fees forgiven during the year ended December 31, 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such expenses were absorbed during the years ended December 31, 2016, 2015 and 2014.
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
December 31, 2016

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
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
In 2015, the Board determined that it was in the Company’s best interest to evaluate strategic alternatives, including a listing on a national securities exchange. Accordingly, in March 2015, the Company formally engaged KeyBanc and RCS Capital ("RCS Capital"), the investment banking and capital markets division of the Former Dealer Manager, and in May 2015, the Company formally engaged BMO Capital Markets Corp. ("BMO"), as financial advisors. Pursuant to the agreements with KeyBanc, BMO and RCS Capital, they each would have received a listing advisory fee equal to $1.5 million if the Company's shares were listed on a national securities exchange. In the event of a sale or acquisition transaction, KeyBanc, BMO and RCS Capital each would have received a proposed transaction fee equal to 0.25% of the value of the transaction. The agreements with KeyBanc, RCS Capital and BMO were terminated in January 2016. No fees were incurred in connection with these agreements during the years ended December 31, 2016 and 2015.
The Board, led by its independent directors, announced in April 2016 that it had initiated the Strategic Review. On October 6, 2016, the Company announced that the Special Committee had concluded the Strategic Review and recommended that the Company continue to execute its business plan and focus on managing and strengthening its assets. See Note 1 — Organization.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the years ended December 31, 2016, 2015 and 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
The Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2016, 2015 or 2014.
The Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. During the year ended December 31, 2016, the Company incurred and paid $0.3 million in brokerage commissions to the Advisor on the sale of three properties. No brokerage commissions were incurred or paid during the years ended December 31, 2015 or 2014.
The Second A&R Advisory Agreement terminated the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2016, 2015 and 2014.
Termination Fees
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner was entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner was able to elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurred.
Under the Second A&R Advisory Agreement, upon the termination or non-renewal of the advisory agreement, as amended, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, including any change in control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor's interest in the Company. All fees will be due within 30 days after the effective date of the termination of the advisory agreement, as amended.
Upon a change in control, the Company would pay a change in control fee equal to the product of (a) four (4) and (b) the "Subject Fees". The Subject Fees are equal to (i) the product of four (4) multiplied by the actual base management fee plus (ii) the product of four (4) multiplied by the actual variable management/incentive fee, in each of clauses (i) and (ii), payable for the fiscal quarter immediately prior to the fiscal quarter in which the change in control occurs or the transition is consummated (see below), plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect to the fiscal quarter immediately prior to the fiscal quarter in which the change in control occurs.
Upon a transition to self-management, the Company would pay a transition fee equal to (i) $15.0 million plus (ii) the product of (a) four (4) multiplied by (b) subject fees (as defined above), provided that the transition fee shall not exceed an amount equal (i) 4.5 multiplied by (ii) subject fees.
Termination of the advisory agreement, as amended, due to a change in control or transition to self-management is subject to a lockout period that end on February 14, 2019.
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
December 31, 2016

Note 12 — Equity-Based Compensation
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	3,999	$22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeitures	—	—
Unvested, December 31, 2014	7,198	22.50
Granted	7,998	22.50
Vested	(1,066)	22.50
Forfeitures	(2,399)	22.50
Unvested, December 31, 2015	11,731	22.50
Granted	6,735	22.27
Vested	(7,212)	22.50
Forfeitures	(1,333)	22.50
Unvested, December 31, 2016	9,921	$22.42
As of December 31, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.0 years. Compensation expense related to restricted stock was $0.2 million, $0.1 million and approximately $27,000 during the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company issued 2,037 shares in lieu of approximately $46,000 in cash.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the period presented:

(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities
Balance, December 31, 2013	$—
Other comprehensive income, before reclassifications	471
Amounts reclassified from accumulated other comprehensive income (1)	(8)
Balance, December 31, 2014	463
Other comprehensive loss, before reclassifications	(23)
Amounts reclassified from accumulated other comprehensive income (1)	(446)
Balance, December 31, 2015	(6)
Other comprehensive income, before reclassifications	62
Amounts reclassified from accumulated other comprehensive income (1)	(56)
Balance, December 31, 2016	$—
__________________

(1)
During the years ended December 31, 2016, 2015 and 2014, the Company sold its investments in securities, resulting in realized gains of $0.1 million, $0.4 million and approximately $8,000, which are included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 14 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2016 and 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the years ended December 31, 2016 and 2015, OP Unit non-controlling interest holders were paid distributions of $0.7 million. There were no such distributions paid during the year ended December 31, 2014.
The Company has investment arrangements with an unaffiliated third party whereby such investor receives an ownership interest in certain of the Company's property-owning subsidiaries and is entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with these arrangements and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table summarizes the activity related to investment arrangements with the unaffiliated third party. No distributions of net cash flow from operations were made related to these investment arrangements during the years ended December 31, 2015 and December 31, 2014.

				As of December 31, 2016		As of December 31, 2015
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of December 31, 2016	Non-Controlling Ownership Percentage as of December 31, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Distributions(1) for the Year Ended December 31, 2016
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$439	4.1%	$10,429	$—	$10,561	$—	$40
_______________

(1)	Represents distributions to unaffiliated third party investors of net cash flows from operations of the properties subject to the investment arrangements.
Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to stockholders (in thousands)	$(20,874)	$(41,741)	$(37,678)
Basic and diluted weighted-average shares outstanding	87,878,907	85,331,966	51,234,729
Basic and diluted net loss per share	$(0.24)	$(0.49)	$(0.74)
The Company had the following potentially dilutive securities as of December 31, 2016, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2016	2015	2014
Unvested restricted stock	9,921	11,731	7,198
OP Units	405,998	405,998	405,998
Class B units	359,250	359,250	107,885
Total common share equivalents	775,169	776,979	521,081
Note 16 — Segment Reporting
During the years ended December 31, 2016, 2015 and 2014, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$65,994	$37,374	$7	$103,375
Operating expense reimbursements	14,927	949	—	15,876
Resident services and fee income	—	—	183,177	183,177
Total revenues	80,921	38,323	183,184	302,428
Property operating and maintenance	23,814	18,812	129,451	172,077
NOI	$57,107	$19,511	$53,733	130,351
Contingent purchase price consideration				138
Impairment on sale of real estate investments				(389)
Operating fees to related parties				(20,583)
Acquisition and transaction related				(3,163)
General and administrative				(12,105)
Depreciation and amortization				(98,886)
Interest expense				(19,881)
Interest and other income				47
Gain on non-designated derivative instruments				31
Gain on sale of real estate investment				1,330
Gain on sale of investment securities				56
Income tax benefit (expense)				2,084
Net loss attributable to non-controlling interests				96
Net loss attributable to stockholders				$(20,874)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	Year Ended December 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$56,165	$37,053	$—	$93,218
Operating expense reimbursements	12,611	148	—	12,759
Resident services and fee income	—	—	140,901	140,901
Total revenues	68,776	37,201	140,901	246,878
Property operating and maintenance	20,334	6,706	98,533	125,573
NOI	$48,442	$30,495	$42,368	121,305
Contingent purchase price consideration				612
Operating fees to related parties				(12,191)
Acquisition and transaction related				(14,679)
General and administrative				(9,733)
Depreciation and amortization				(120,924)
Interest expense				(10,356)
Interest and other income				582
Gain on sale of investment securities				446
Income tax benefit (expense)				2,978
Net loss attributable to non-controlling interests				219
Net loss attributable to stockholders				$(41,741)

	Year Ended December 31, 2014
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$13,955	$9,050	$—	$23,005
Operating expense reimbursements	3,532	53	—	3,585
Resident services and fee income	—	—	31,849	31,849
Total revenues	17,487	9,103	31,849	58,439
Property operating and maintenance	4,765	79	21,873	26,717
NOI	$12,722	$9,024	$9,976	31,722
Acquisition and transaction related				(33,623)
General and administrative				(3,541)
Depreciation and amortization				(28,889)
Interest expense				(3,559)
Interest and other income				735
Gain on sale of investment securities				8
Income tax benefit (expense)				(565)
Net loss attributable to non-controlling interests				34
Net loss attributable to stockholders				$(37,678)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2016	2015
ASSETS
Investments in real estate, net:
Medical office buildings	$788,023	$839,041
Triple-net leased healthcare facilities	418,819	447,893
Construction in progress	70,055	31,309
Seniors housing — operating properties	837,338	876,359
Total investments in real estate, net	2,114,235	2,194,602
Cash and cash equivalents	29,225	24,474
Restricted cash	3,962	4,647
Investment securities, at fair value	—	1,078
Non-designated derivative assets, at fair value	61	—
Straight-line rent receivable, net	12,026	11,470
Prepaid expenses and other assets	22,073	21,707
Deferred costs, net	12,123	11,864
Total assets	$2,193,705	$2,269,842
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Medical office buildings	$3,198	$2,129	$609
Triple-net leased healthcare facilities	112	540	—
Seniors housing — operating properties	4,165	2,701	134
Total capital expenditures	$7,475	$5,370	$743
Note 17 — Commitments and Contingencies
The Company has entered into operating and capital lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter under these arrangements, including the present value of the net minimum payment due under capital leases. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2017	$664	$76
2018	668	78
2019	673	80
2020	671	82
2021	658	84
Thereafter	32,571	7,764
Total minimum lease payments	$35,905	8,164
Less: amounts representing interest		(3,351)
Total present value of minimum lease payments		$4,813

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Total rental expense from operating leases was $0.8 million, $0.4 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, interest expense related to capital leases was approximately $0.1 million, $0.1 million $0.2 million, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of December 31, 2016, the Company had funded $10.0 million and $60.1 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of December 31, 2016, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 18 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016, 2015 and 2014:

(In thousands, except for share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$75,509	$75,857	$75,521	$75,679
Net loss attributable to stockholders	$(1,555)	$(3,000)	$(8,664)	$(7,655)
Basic and diluted weighted average shares outstanding	86,658,678	87,465,569	88,285,390	89,088,233
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.10)	$(0.09)

(In thousands, except for share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$57,121	$59,516	$64,030	$66,373
Net loss attributable to stockholders	$(5,220)	$(13,421)	$(16,108)	$(6,992)
Basic and diluted weighted average shares outstanding	84,250,503	84,992,633	85,705,595	86,351,934
Basic and diluted loss per share	$(0.06)	$(0.16)	$(0.19)	$(0.08)

(In thousands, except for share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$1,387	$2,869	$11,818	$42,365
Net loss attributable to stockholders	$(582)	$(4,147)	$(20,023)	$(12,926)
Basic and diluted weighted average shares outstanding	13,623,545	35,127,969	71,813,126	83,381,570
Basic and diluted loss per share	$(0.04)	$(0.12)	$(0.28)	$(0.16)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Second Amended and Restated Advisory Agreement
On February 17, 2017, the Company entered into the Second A&R Advisory Agreement with the Advisor. See Note 10 — Related Party Transactions and Arrangements for more information on the changes arising as a result from Second A&R Advisory Agreement.
Amended and Restated Property Management Agreement
On February 17, 2017, the Company entered into the A&R Property Management with the Property Manager. See Note 10 — Related Party Transactions and Arrangements for more information on the changes arising as a result from A&R Property Management Agreement.
Amendment to Revolving Credit Facility
On February 24, 2017, the Company amended its Revolving Credit Facility, which, among other things, amended the method and inputs used in the calculation of certain financial covenants contained within the Revolving Credit Facility. See Note 5 — Credit Facilities for more information on the Revolving Credit Facility.
Approval of Share Repurchases
On March 3, 2017, as permitted under the SRP, the Board authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 1.5% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 1.3 million shares for $27.5 million at an average price per share of $21.61 (including all shares submitted for death or disability) were approved for repurchase, with repurchases to be completed in March 2017. See Note 9 — Common Stock for more information on the SRP.
Decrease in Monthly Distribution Rate
On March 3, 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to holders of the Company’s common stock, effective as of April 1, 2017, from $0.0046575343 per share per day, or $1.70 per share on an annualized basis, to $0.0039726027 per share per day, or $1.45 per share on an annualized basis. This represents a change in the annualized distribution yield, based on the original purchase price of $25.00 per share, from 6.8% to 5.8%.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016(1)(2)	Accumulated Depreciation(3)(4)
Fresenius Medical Care - Winfield(5)	AL	5/10/2013	$—	$151	$1,568	$—	$1,719	$169
Adena Health Center - Jackson(5)	OH	6/28/2013	—	242	4,494	—	4,736	408
Ouachita Community Hospital - West Monroe	LA	7/12/2013	—	633	5,304	—	5,937	490
CareMeridian - Littleton	CO	8/8/2013	—	976	8,900	103	9,979	1,348
Oak Lawn Medical Center - Oak Lawn(5)	IL	8/21/2013	—	835	7,477	—	8,312	808
Surgery Center of Temple - Temple(5)	TX	8/30/2013	—	225	5,208	—	5,433	450
Greenville Health System - Greenville(5)	SC	10/10/2013	—	720	3,045	—	3,765	255
Arrowhead Medical Plaza II - Glendale	AZ	2/21/2014	—	—	9,707	307	10,014	904
Village Center Parkway - Stockbridge	GA	2/21/2014	—	1,135	2,299	131	3,565	251
Stockbridge Family Medical - Stockbridge	GA	2/21/2014	—	823	1,799	11	2,633	153
Creekside MOB - Douglasville(5)	GA	4/30/2014	—	2,709	5,320	603	8,632	546
Bowie Gateway Medical Center - Bowie(5)	MD	5/7/2014	—	983	10,321	—	11,304	748
Campus at Crooks & Auburn Building D - Rochester Hills(5)	MI	5/19/2014	—	640	4,107	—	4,747	302
Medical Center of New Windsor - New Windsor	NY	5/22/2014	8,602	—	10,566	338	10,904	806
Plank Medical Center - Clifton Park	NY	5/22/2014	3,414	749	3,559	25	4,333	280
Cushing Center - Schenectady	NY	5/23/2014	—	—	12,489	45	12,534	913
Berwyn Medical Center - Berwyn(5)	IL	5/29/2014	—	1,305	7,559	—	8,864	509
Countryside Medical Arts - Safety Harbor	FL	5/30/2014	5,904	915	7,663	60	8,638	560
St. Andrews Medical Park - Venice	FL	5/30/2014	6,526	1,666	9,944	142	11,752	757
Campus at Crooks & Auburn Building C - Rochester Hills(5)	MI	6/3/2014	—	609	3,842	130	4,581	301
Slingerlands Crossing Phase I - Bethlehem	NY	6/13/2014	6,589	3,865	5,919	28	9,812	445
Slingerlands Crossing Phase II - Bethlehem	NY	6/13/2014	7,671	1,707	9,715	193	11,615	715
UC Davis MOB - Elk Grove(5)	CA	7/15/2014	—	1,138	7,242	26	8,406	510
Laguna Professional Center - Elk Grove(5)	CA	7/15/2014	—	1,811	14,598	—	16,409	1,014
Big Spring Care Center - Humansville	MO	7/31/2014	—	230	6,514	—	6,744	591
Buffalo Prairie Care Center - Buffalo	MO	7/31/2014	—	230	4,098	—	4,328	412
Cassville Health Care & Rehab - Cassville	MO	7/31/2014	—	250	3,774	—	4,024	324
Country Aire Retirement Estates - Lewistown	MO	7/31/2014	—	400	4,546	—	4,946	483
Edgewood Manor Nursing Home - Raytown	MO	7/31/2014	—	591	851	—	1,442	82
Georgian Gardens - Potosi	MO	7/31/2014	—	500	6,359	—	6,859	660
Marshfield Care Center - Marshfield	MO	7/31/2014	—	310	4,052	—	4,362	428
Estate at Hyde Park - Tampa(5)	FL	7/31/2014	—	1,777	20,153	12	21,942	1,539

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016(1)(2)	Accumulated Depreciation(3)(4)
Autumn Ridge of Clarkston - Clarkston(5)	MI	8/12/2014	—	655	19,834	106	20,595	1,548
Sunnybrook of Burlington - Burlington(5)	IA	8/26/2014	—	518	16,651	74	17,243	1,274
Sunnybrook of Carroll - Carroll(5)	IA	8/26/2014	—	473	11,150	10	11,633	779
Sunnybrook of Fairfield - Fairfield(5)	IA	8/26/2014	—	340	14,028	102	14,470	1,098
Sunnybrook of Ft. Madison - Ft. Madison(5)	IA	8/26/2014	—	550	9,024	57	9,631	703
Sunnybrook of Mt. Pleasant - Mt. Pleasant(5)	IA	8/26/2014	—	205	10,811	156	11,172	705
Sunnybrook of Muscatine - Muscatine	IA	8/26/2014	—	302	13,752	73	14,127	977
Prairie Hills at Cedar Rapids - Cedar Rapids(5)	IA	8/26/2014	—	195	8,544	57	8,796	609
Prairie Hills at Clinton - Clinton(5)	IA	8/26/2014	—	890	18,801	61	19,752	1,355
Prairie Hills at Des Moines - Des Moines	IA	8/26/2014	—	647	13,645	48	14,340	1,072
Prairie Hills at Tipton - Tipton	IA	8/26/2014	—	306	10,370	8	10,684	669
Prairie Hills at Independence - Independence(5)	IA	8/26/2014	—	473	10,534	42	11,049	726
Prairie Hills at Ottumwa - Ottumwa(5)	IA	8/26/2014	—	538	9,100	80	9,718	688
Sunnybrook of Burlington - Land - Burlington	IA	8/26/2014	—	620	—	—	620	—
Benedictine Cancer Center - Kingston	NY	8/27/2014	6,719	—	13,274	—	13,274	809
Buchanan Meadows - Buchanan	MI	8/29/2014	—	288	6,988	—	7,276	532
Crystal Springs - Kentwood	MI	8/29/2014	—	661	14,507	—	15,168	1,218
Golden Orchards - Fennville	MI	8/29/2014	—	418	5,318	—	5,736	376
Lakeside Vista - Holland	MI	8/29/2014	—	378	12,196	—	12,574	906
Liberty Court - Dixon	IL	8/29/2014	—	119	1,957	—	2,076	162
Prestige Centre - Buchanan	MI	8/29/2014	—	297	2,207	—	2,504	197
Prestige Commons - Chesterfield Twp	MI	8/29/2014	—	318	5,346	—	5,664	377
Prestige Pines - Dewitt	MI	8/29/2014	—	476	3,065	—	3,541	308
Prestige Place - Clare	MI	8/29/2014	—	59	1,169	—	1,228	172
Prestige Point - Grand Blanc	MI	8/29/2014	—	268	3,037	—	3,305	274
Prestige Way - Holt	MI	8/29/2014	—	527	5,269	—	5,796	463
The Atrium - Rockford	IL	8/29/2014	—	367	4,385	—	4,752	354
Waldon Woods - Wyoming	MI	8/29/2014	—	527	5,696	—	6,223	581
Whispering Woods - Grand Rapids	MI	8/29/2014	—	806	12,204	—	13,010	1,043
Arrowhead Medical Plaza I - Glendale	AZ	9/10/2014	—	—	6,377	446	6,823	402
Golden Years - Harrisonville	MO	9/11/2014	—	620	8,401	—	9,021	761

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016(1)(2)	Accumulated Depreciation(3)(4)
Cardiovascular Consultants of Cape Girardeau Medical Office Building - Cape Girardeau(5)	MO	9/18/2014	—	1,624	5,303	—	6,927	444
FOC Clinical - Mechanicsburg(5)	PA	9/26/2014	—	—	19,634	—	19,634	1,259
Brady MOB - Harrisburg(5)	PA	9/26/2014	—	—	22,485	—	22,485	1,276
Community Health MOB - Harrisburg(5)	PA	9/26/2014	—	—	6,170	—	6,170	359
FOC I - Mechanicsburg(5)	PA	9/26/2014	—	—	8,923	23	8,946	588
FOC II - Mechanicsburg(5)	PA	9/26/2014	—	—	16,473	—	16,473	1,064
Landis Memorial - Harrisburg(5)	PA	9/26/2014	—	—	32,484	—	32,484	1,850
Copper Springs Senior Living - Meridian(5)	ID	9/29/2014	—	498	7,053	72	7,623	684
Addington Place of Brunswick - Brunswick(5) (f/k/a Benton House - Brunswick)	GA	9/30/2014	—	1,509	14,385	19	15,913	1,097
Addington Place of Dublin - Dublin(5) (f/k/a Benton House - Dublin)	GA	9/30/2014	—	403	9,254	34	9,691	771
Addington Place of Johns Creek - Johns Creek(5) (f/k/a Benton House - Johns Creek)	GA	9/30/2014	—	997	11,849	75	12,921	931
Addington Place of Lee's Summit - Lee's Summit(7) (f/k/a Benton House - Lee's Summit)	MO	9/30/2014	—	2,734	24,970	36	27,740	1,764
Manor on the Square - Roswell(5) (f/k/a Benton House - Roswell)	GA	9/30/2014	—	1,000	8,509	111	9,620	762
Addington Place of Titusville - Titusville(5) (f/k/a Benton House - Titusville)	FL	9/30/2014	—	1,379	13,827	101	15,307	1,148
Allegro at Elizabethtown - Elizabethtown(5)	KY	9/30/2014	—	317	7,261	128	7,706	645
Allegro at Jupiter - Jupiter(6)	FL	9/30/2014	—	3,741	49,413	115	53,269	3,506
Addington Place of College Harbor - St. Petersburg(5) (f/k/a Allegro at St Petersburg)	FL	9/30/2014	—	3,791	7,950	545	12,286	909
Allegro at Stuart - Stuart(6)	FL	9/30/2014	—	5,018	60,505	151	65,674	4,396
Allegro at Tarpon - Tarpon Springs(5)	FL	9/30/2014	—	2,360	13,412	81	15,853	1,235
Allegro at St Petersburg - Land - St Petersburg	FL	9/30/2014	—	3,045	—	—	3,045	—
Gateway Medical Office Building - Clarksville	TN	10/3/2014	—	—	16,367	501	16,868	985
757 Building - Munster(5)	IN	10/17/2014	—	645	7,885	—	8,530	447
Dyer Building - Dyer(5)	IN	10/17/2014	—	601	8,867	124	9,592	505
759 Building - Munster(5)	IN	10/17/2014	—	1,101	8,899	—	10,000	519
761 Building - Munster(5)	IN	10/17/2014	—	1,436	8,580	10	10,026	519
Schererville Building - Schererville	IN	10/17/2014	—	1,260	750	201	2,211	85
Nuvista at Hillsborough - Lutz	FL	10/17/2014	—	913	17,176	—	18,089	1,665
Nuvista at Wellington Green - Wellington(5)	FL	10/17/2014	—	4,273	42,098	—	46,371	3,414

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016(1)(2)	Accumulated Depreciation(3)(4)
Mount Vernon Medical Office Building - Mount Vernon	WA	11/25/2014	—	—	18,519	—	18,519	1,046
Meadowbrook Senior Living - Agoura Hills(5)	CA	11/25/2014	—	8,821	48,454	194	57,469	2,946
Hampton River Medical Arts Building - Hampton(5)	VA	12/3/2014	—	—	17,706	18	17,724	1,044
Careplex West Medical Office Building - Hampton(5)	VA	12/3/2014	—	2,628	16,098	—	18,726	894
Wellington at Hershey's Mill - West Chester(5)	PA	12/3/2014	—	8,531	78,409	1,012	87,952	4,739
Eye Specialty Group Medical Building - Memphis(5)	TN	12/5/2014	—	775	7,223	—	7,998	395
Addington Place of Alpharetta - Alpharetta(5) (f/k/a Benton House - Alpharetta)	GA	12/10/2014	—	1,604	26,055	19	27,678	1,713
Addington Place of Prairie Village - Prairie Village(7) (f/k/a Benton House - Prairie Village)	KS	12/10/2014	—	1,782	21,831	19	23,632	1,478
Medical Sciences Pavilion - Harrisburg(5)	PA	12/15/2014	—	—	22,309	—	22,309	1,178
Bloom MOB - Harrisburg(5)	PA	12/15/2014	—	—	15,928	25	15,953	866
Pinnacle Center - Southaven(5)	MS	12/16/2014	—	1,378	6,418	239	8,035	414
Wood Glen Nursing and Rehab Center - West Chicago	IL	12/16/2014	—	1,896	16,107	—	18,003	1,308
Paradise Valley Medical Plaza - Phoenix(5)	AZ	12/29/2014	—	—	25,187	358	25,545	1,372
The Hospital at Craig Ranch - McKinney (f/k/a Victory Medical Center at Craig Ranch)	TX	12/30/2014	—	1,596	40,389	54	42,039	2,063
Capitol Healthcare & Rehab Centre - Springfield	IL	12/31/2014	—	603	21,690	—	22,293	1,707
Colonial Healthcare & Rehab Centre - Princeton	IL	12/31/2014	—	173	5,872	—	6,045	602
Morton Terrace Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	709	5,650	—	6,359	593
Morton Villa Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	645	3,665	—	4,310	357
Rivershores Healthcare & Rehab Centre - Marseilles	IL	12/31/2014	—	1,276	6,869	—	8,145	592
The Heights Healthcare & Rehab Centre - Peoria Heights	IL	12/31/2014	—	213	7,952	—	8,165	719
Specialty Hospital - Mesa	AZ	1/14/2015	—	1,977	16,146	275	18,398	862
Specialty Hospital - Sun City	AZ	1/14/2015	—	2,329	15,795	274	18,398	849
Addington Place of Shoal Creek - Kansas City(7) (f/k/a Benton House - Shoal Creek)	MO	2/2/2015	—	3,723	22,206	32	25,961	1,366
Aurora Health Center - Green Bay(8)	WI	3/18/2015	—	1,130	1,678	—	2,808	95
Aurora Health Center - Greenville(8)	WI	3/18/2015	—	259	958	—	1,217	57
Aurora Health Center - Plymouth(8)	WI	3/18/2015	—	2,891	24,224	—	27,115	1,226
Aurora Health Center - Waterford(8)	WI	3/18/2015	—	590	6,452	—	7,042	315
Aurora Health Center - Wautoma(8)	WI	3/18/2015	—	1,955	4,361	—	6,316	222
Aurora Sheyboygan Clinic - Kiel(8)	WI	3/18/2015	—	676	2,214	—	2,890	112

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016(1)(2)	Accumulated Depreciation(3)(4)
Arbor View Assisted Living and Memory Care - Burlington	WI	3/31/2015	—	367	7,815	—	8,182	528
Advanced Orthopedic Medical Center - Richmond(5)	VA	4/7/2015	—	1,523	19,229	—	20,752	893
Palm Valley Medical Plaza - Goodyear	AZ	4/7/2015	3,428	1,890	4,876	42	6,808	259
Physicians Plaza of Roane County - Harriman(5)	TN	4/27/2015	—	1,746	7,813	38	9,597	371
Adventist Health Lacey Medical Plaza - Hanford(5)	CA	4/29/2015	—	328	13,267	9	13,604	563
Commercial Center - Peoria	AZ	5/15/2015	—	959	1,076	193	2,228	63
Medical Center I - Peoria	AZ	5/15/2015	—	807	1,077	500	2,384	112
Medical Center II - Peoria	AZ	5/15/2015	—	945	1,304	413	2,662	94
Medical Center III - Peoria	AZ	5/15/2015	—	673	1,597	78	2,348	80
Dental Arts Building - Peoria	AZ	5/15/2015	—	156	152	12	320	8
Morrow Medical Center - Morrow(5)	GA	6/24/2015	—	1,155	5,618	62	6,835	232
Belmar Medical Building - Lakewood(5)	CO	6/29/2015	—	819	4,273	37	5,129	190
Addington Place of Northville - Northville(7)	MI	6/30/2015	—	440	14,975	12	15,427	723
Medical Center V - Peoria	AZ	7/10/2015	3,151	1,089	3,145	67	4,301	133
Legacy Medical Village - Plano(5)	TX	7/10/2015	—	3,755	31,021	48	34,824	1,254
Conroe Medical Arts and Surgery Center - Conroe(5)	TX	7/10/2015	—	1,965	12,032	56	14,053	526
Scripps Cedar Medical Center - Vista(5)	CA	8/6/2015	—	1,213	14,531	—	15,744	533
NuVista Institute for Healthy Living - Jupiter	FL	8/7/2015	—	10,000	—	—	10,000	—
Ocean Park of Brookings - Brookings	OR	9/1/2015	—	861	8,367	108	9,336	378
Ramsey Woods - Cudahy	WI	10/2/2015	—	930	4,990	—	5,920	218
East Coast Square North - Morehead City(5)	NC	10/15/2015	—	899	4,761	—	5,660	160
East Coast Square West - Cedar Point(5)	NC	10/15/2015	—	1,535	4,803	6	6,344	166
Eastside Cancer Institute - Greenville(5)	SC	10/22/2015	—	1,498	6,637	—	8,135	213
Sassafras Medical Building - Erie(5)	PA	10/22/2015	—	928	4,538	—	5,466	137
Sky Lakes Klamath Medical Clinic - Klamath Falls(5)	OR	10/22/2015	—	433	2,604	8	3,045	82
Courtyard Fountains - Gresham	OR	12/1/2015	24,820	2,476	50,534	509	53,519	1,691
Presence Healing Arts Pavilion - New Lenox	IL	12/4/2015	—	—	6,761	64	6,825	209
Mainland Medical Arts Pavilion - Texas City(5)	TX	12/4/2015	—	320	7,823	247	8,390	252
Renaissance on Peachtree - Atlanta(5)	GA	12/15/2015	—	4,535	68,605	300	73,440	2,242
Fox Ridge Senior Living at Bryant - Bryant	AR	12/29/2015	7,698	1,687	12,862	75	14,624	532
Fox Ridge Senior Living at Chenal - Little Rock	AR	12/29/2015	17,540	6,896	20,484	19	27,399	735
Fox Ridge Senior Living at Parkstone - North Little Rock	AR	12/29/2015	10,884	—	19,190	47	19,237	624

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016(1)(2)	Accumulated Depreciation(3)(4)
Autumn Leaves of Clear Lake - Houston	TX	12/31/2015	—	1,599	13,194	—	14,793	435
Autumn Leaves of Cy-Fair - Houston	TX	12/31/2015	—	1,225	11,335	—	12,560	375
Autumn Leaves of Meyerland - Houston	TX	12/31/2015	—	2,033	13,411	—	15,444	423
Autumn Leaves of The Woodlands - The Woodlands	TX	12/31/2015	—	2,412	9,141	—	11,553	324
Encumbrances allocated based on note below(8)			30,858
Total			$143,804	$187,868	$1,861,320	$11,270	$2,060,458	$119,014
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $234.7 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $2.1 billion (unaudited).

(3)	The accumulated depreciation column excludes $122.0 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(5)	These unencumbered properties collateralize the Revolving Credit Facility of up to $565.0 million, which had $421.5 million of outstanding borrowings as of December 31, 2016.

(6)	These properties collateralize the Capital One Credit Facility, which had $30.0 million of outstanding borrowings as of December 31, 2016.

(7)	These properties collateralize the KeyBank Credit Facility, which had $30.0 million of outstanding borrowings as of December 31, 2016.

(8)	These properties cross collateralize a mortgage note payable of $30.9 million as of December 31, 2016.
f/k/a — Formerly Known As

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	December 31,
(In thousands)	2016	2015	2014
Real estate investments, at cost(1):
Balance at beginning of year	$2,078,503	$1,475,848	$39,778
Additions-Acquisitions	6,478	602,655	1,436,070
Disposals	(24,523)	—	—
Balance at end of the year	$2,060,458	$2,078,503	$1,475,848

Accumulated depreciation(1):
Balance at beginning of year	$60,575	$11,791	$814
Depreciation expense	59,478	48,784	10,977
Disposals	(1,039)	—	—
Balance at end of the year	$119,014	$60,575	$11,791
___________________________________

(1)	Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.

See accompanying report of independent registered public accounting firm.