Form 10-Q
period 2017-03-31
Healthcare Trust, Inc.
filed 2017-05-12
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of April 30, 2017, the registrant had 89,123,206 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$184,737	$187,868
Buildings, fixtures and improvements	1,835,067	1,872,590
Construction in progress	62,899	60,055
Acquired intangible assets	233,059	234,749
Total real estate investments, at cost	2,315,762	2,355,262
Less: accumulated depreciation and amortization	(256,189)	(241,027)
Total real estate investments, net	2,059,573	2,114,235
Cash and cash equivalents	91,678	29,225
Restricted cash	4,388	3,962
Assets held for sale	37,822	—
Non-designated derivative assets, at fair value	64	61
Straight-line rent receivable, net	13,111	12,026
Prepaid expenses and other assets (including $0 and $163 due from related party as of March 31, 2017 and December 31, 2016, respectively)	20,086	22,073
Deferred costs, net	14,089	12,123
Total assets	$2,240,811	$2,193,705
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$141,921	$142,288
Mortgage premiums and discounts, net	26	466
Credit facilities	580,939	481,500
Market lease intangible liabilities, net	19,498	20,187
Accounts payable and accrued expenses (including $1,212 and $1,025 due to related parties as of March 31, 2017 and December 31, 2016, respectively)	28,973	27,080
Deferred rent	6,311	4,986
Distributions payable	12,919	12,872
Total liabilities	790,587	689,379
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 88,873,482 and 89,368,899 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	889	894
Additional paid-in capital	1,970,958	1,981,136
Accumulated deficit	(530,296)	(486,574)
Total stockholders' equity	1,441,551	1,495,456
Non-controlling interests	8,673	8,870
Total equity	1,450,224	1,504,326
Total liabilities and equity	$2,240,811	$2,193,705

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$24,022	$26,592
Operating expense reimbursements	4,104	3,709
Resident services and fee income	46,489	45,202
Contingent purchase price consideration	—	6
Total revenues	74,615	75,509

Expenses:
Property operating and maintenance	42,611	38,792
Impairment charges	35	—
Operating fees to related parties	5,301	5,155
Acquisition and transaction related	2,845	42
General and administrative	4,157	3,987
Depreciation and amortization	20,483	24,615
Total expenses	75,432	72,591
Operating income (expense)	(817)	2,918
Other income (expense):
Interest expense	(5,482)	(4,984)
Interest and other income	1	22
Loss on non-designated derivative instruments	(64)	—
Total other expenses	(5,545)	(4,962)
Loss before income taxes	(6,362)	(2,044)
Income tax benefit	195	483
Net loss	(6,167)	(1,561)
Net loss attributable to non-controlling interests	28	6
Net loss attributable to stockholders	(6,139)	(1,555)

Other comprehensive loss:
Unrealized loss on investment securities, net	—	(7)
Comprehensive loss attributable to stockholders	$(6,139)	$(1,562)

Basic and diluted weighted-average shares outstanding	89,639,676	86,658,678
Basic and diluted net loss per share	$(0.07)	$(0.02)
Distributions declared per share	$0.42	$0.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	89,368,899	$894	$1,981,136	$(486,574)	$1,495,456	$8,870	$1,504,326
Common stock issued through distribution reinvestment plan	777,762	8	17,313	—	17,321	—	17,321
Common stock repurchases	(1,273,179)	(13)	(27,505)	—	(27,518)	—	(27,518)
Share-based compensation	—	—	14	—	14	—	14
Distributions declared	—	—	—	(37,583)	(37,583)	—	(37,583)
Distributions to non-controlling interest holders	—	—	—	—	—	(169)	(169)
Net loss	—	—	—	(6,139)	(6,139)	(28)	(6,167)
Balance, March 31, 2017	88,873,482	$889	$1,970,958	$(530,296)	$1,441,551	$8,673	$1,450,224

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,167)	$(1,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,483	24,615
Amortization of deferred financing costs	1,277	1,139
Amortization of mortgage premiums and discounts, net	(440)	(514)
Amortization of market lease and other intangibles, net	118	27
Bad debt expense	3,510	386
Share-based compensation	14	15
Loss on non-designated derivative instruments	64	—
Impairment charges	35	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,419)	(3,161)
Prepaid expenses and other assets	(1,634)	1,699
Accounts payable, accrued expenses and other liabilities	1,893	2,707
Deferred rent	1,325	384
Restricted cash	(426)	348
Net cash provided by operating activities	18,633	26,084
Cash flows from investing activities:
Investments in real estate	(2,844)	(5,872)
Deposits paid for real estate acquisitions	(600)	(2,000)
Capital expenditures	(1,141)	(1,813)
Net cash used in investing activities	(4,585)	(9,685)
Cash flows from financing activities:
Proceeds from credit facilities	99,439	30,000
Payments on mortgage notes payable	(590)	(4,664)
Payments for undesignated derivative instruments	(67)	—
Payments of deferred financing costs	(2,475)	(3)
Common stock repurchases	(27,518)	(12,015)
Distributions paid	(20,215)	(17,510)
Distributions to non-controlling interest holders	(169)	(172)
Net cash provided by (used in) financing activities	48,405	(4,364)
Net change in cash and cash equivalents	62,453	12,035
Cash and cash equivalents, beginning of period	29,225	24,474
Cash and cash equivalents, end of period	$91,678	$36,509

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,977	$4,543

Non-cash investing and financing activities:
Accrued repurchases included in accounts payable and accrued expenses	$—	$163
Common stock issued through distribution reinvestment plan	17,321	19,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of March 31, 2017, the Company owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of March 31, 2017, the Company had 88.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and DRIP of $2.2 billion, net of share repurchases.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2017 other than the updates described below.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. The Company is continuing to evaluate the impact of this new guidance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In February 2017, the FASB issued guidance on other income, specifically gains and losses from the derecognition of nonfinancial assets. The guidance clarifies the definition of ‘in substance non-financial assets’, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, that, in most cases, a future property acquisition would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has adopted the provisions of this guidance beginning January 1, 2017.
Note 3 — Real Estate Investments
The Company owned 163 properties as of March 31, 2017. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the capitalized construction in progress during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2017	2016
Real estate investments, at cost:
Construction in progress	$2,844	$5,872
Cash paid for real estate investments	$2,844	$5,872
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2017 — December 31, 2017	$62,382
2018	79,400
2019	73,069
2020	67,579
2021	62,348
Thereafter	329,016
Total	$673,794

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

As of March 31, 2017 and 2016, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2017 and 2016:

	March 31,
State	2017	2016
Florida	19.4%	18.7%
Georgia	10.2%	*
Iowa	10.5%	10.1%
Pennsylvania	12.0%	11.7%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	March 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$194,249	$119,420	$74,829	$195,940	$115,641	$80,299
Intangible market lease assets	28,221	6,377	21,844	28,220	5,798	22,422
Other intangible assets	10,589	640	9,949	10,589	574	10,015
Total acquired intangible assets	$233,059	$126,437	$106,622	$234,749	$122,013	$112,736
Intangible market lease liabilities	$25,614	$6,116	$19,498	$25,614	$5,427	$20,187
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Amortization of in-place leases and other intangible assets(1)	$5,536	$9,545
Amortization and (accretion) of above- and below-market leases, net(2)	$(153)	$(62)
Accretion of above-market ground leases(3)	$43	$43
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	April 1, 2017 — December 31, 2017	2018	2019	2020	2021
In-place lease assets	$11,366	$13,162	$10,614	$8,683	$7,141
Other intangible assets	199	265	265	265	265
Total to be added to amortization expense	$11,565	$13,427	$10,879	$8,948	$7,406

Above-market lease assets	$(1,352)	$(1,357)	$(1,068)	$(742)	$(532)
Below-market lease liabilities	1,526	1,851	1,571	1,414	1,265
Total to be added to rental income	$174	$494	$503	$672	$733

Below-market ground lease assets	$159	$212	$212	$212	$212
Above-market ground lease liabilities	(30)	(40)	(40)	(40)	(40)
Total to be added to property operating and maintenance expense	$129	$172	$172	$172	$172
Assets Held For Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company's estimate of the net sales price of the assets.
In January 2017, the Company entered into an agreement to sell eight of its skilled nursing facility properties (the "SNF Properties") for an aggregate contract purchase price of $42.0 million if closing occurs in 2017, and $44.1 million if closing occurs in 2018 (including any amendments thereto, the "SNF PSA"). Subsequently, in February 2017, the due diligence period of the SNF PSA expired and, concurrently with the expiration of the due diligence period, the Company stopped recognizing depreciation and amortization expense and reclassified the SNF Properties as held for sale on the consolidated balance sheet. The SNF PSA provides for an extended closing period to include seven closing adjournment periods, each requiring a non-refundable deposit through the final closing adjournment date, September 28, 2018. The Company does not have a material relationship with the potential buyer, and the disposition will not be an affiliated transaction. Although the Company believes the disposition of the SNF Properties is probable, there can be no assurance that the disposition will be consummated. The Company expects the disposition to be consummated before December 31, 2017. In connection with the SNF Properties being classified as held for sale, the Company recognized an impairment charge of approximately $35,000 on one of the eight SNF Properties.
In February 2017, the Company's then-existing operator entered into an agreement to transfer the operations of the SNF Properties to a new operator (the "SNF OTA"). The SNF OTA permanently transferred all aspects of operations to the new operator effective February 15, 2017 and is not dependent on closing on the sale of the SNF Properties as outlined in the SNF PSA. On March 1, 2017, in connection with the new operator assuming the leases of the SNF Properties from the old operator pursuant to the SNF OTA, the Company paid its third-party broker a leasing commission of $0.4 million. The Company capitalized this cost to deferred costs, net on the consolidated balance sheet as of March 31, 2017 and is amortizing the cost through December 31, 2017, the expected disposition date of the SNF Properties.
Additionally, on March 1, 2017, in connection with the SNF PSA and SNF OTA, the Company reached an agreement with the prior tenants of the SNF Properties to provide a one-time payment of $2.8 million to a creditor of the prior tenants in order to close on the transfer of operations of the SNF Properties. This payment was made in March 2017 and is included in the Company's acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table details the major classes of assets associated with the properties that have been classified as held for sale as of March 31, 2017:

(In thousands)	March 31, 2017
Real estate held for sale, at cost:
Land	$3,131
Buildings, fixtures and improvements	38,596
Total real estate held for sale, at cost	41,727
Less accumulated depreciation and amortization	(3,870)
Real estate assets held for sale, net	37,857
Impairment charges related to properties reclassified as held for sale	(35)
Assets held for sale	$37,822
Note 4 — Investment Securities
As of March 31, 2017 and December 31, 2016, the Company had no investment securities. Investment securities previously owned were sold during the third quarter 2016. During the three months ended March 31, 2016, the Company had unrealized loss on investment securities, net of approximately $7,000, which is reflected in the consolidated statements of operations and comprehensive loss.
Note 5 — Credit Facilities
The Company has the following credit facilities outstanding as of March 31, 2017 and December 31, 2016:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties		March 31, 2017	December 31, 2016	March 31, 2017		December 31, 2016		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	69	(1)	$467,500	$421,500	2.19%		2.00%		Mar. 2019
Master Credit Facilities:
Capital One Facility	2	(2)	83,439	30,000	3.32%		3.24%		Nov. 2026
KeyBank Facility	4	(3)	30,000	30,000	3.32%		3.24%		Nov. 2026
Total Master Credit Facilities			113,439	60,000
Total Credit Facilities	75		$580,939	$481,500	2.41%	(4)	2.15%	(4)
_______________

(1)	The Revolving Credit Facility is secured by a pledged pool of eligible unencumbered real estate assets.

(2)	The Capital One Facility is secured by first-priority mortgages on two of the Company’s seniors housing properties located in Florida as of March 31, 2017.

(3)	The KeyBank Facility is secured by first-priority mortgages on four of the Company’s seniors housing properties located in Michigan, Missouri and Kansas as of March 31, 2017.

(4)	Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2017 and December 31, 2016.
Revolving Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility in the amount of $50.0 million (the "Revolving Credit Facility"). The Company amended the Revolving Credit Facility in 2014 and 2015, which, among other things, allowed for borrowings of up to $565.0 million. The Revolving Credit Facility also contains a sub-facility for letters of credit of up to $25.0 million and an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million. On February 24, 2017, the Company further amended its Revolving Credit Facility, which, among other things, amended the method and inputs used in the calculation of certain financial covenants contained within the Revolving Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The Company's unused borrowing capacity was $29.8 million, based on assets assigned to the Revolving Credit Facility as of March 31, 2017. The Revolving Credit Facility requires the Company to meet certain financial covenants. As of March 31, 2017, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement (the “KeyBank Credit Agreement”) relating to a secured credit facility with KeyBank National Association (“KeyBank”) and a master credit facility agreement (the “Capital One Credit Agreement” and, together with the KeyBank Credit Agreement, the “Master Credit Agreements”) relating to a secured credit facility with Capital One Multifamily Finance, LLC (“Capital One”). The Master Credit Agreements and related loan documents were issued through Fannie Mae’s (“Lender”) Multifamily MBS program and assigned by Capital One and KeyBank to the Lender at closing.
The secured master credit facility with KeyBank (the “KeyBank Facility”) and the secured master credit facility with Capital One (the “Capital One Facility”, and together with the KeyBank Facility, the “Master Credit Facilities”) each provided for an initial $30.0 million of advances. The Master Credit Facilities are secured by six unencumbered properties, in aggregate. The Company may request future advances under the Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Master Credit Facilities will mature on November 1, 2026. Beginning December 1, 2016, the annual interest rates under the Master Credit Facilities changed to vary on a monthly basis and are equal to the sum of the current One Month LIBOR and 2.62%, with a floor of 2.62%. “One Month LIBOR” means the London Inter-Bank Offered Rate for one month U.S. dollar-denominated deposits. Prior to December 1, 2016, borrowings under the KeyBank Facility and the Capital One Facility had initial interest rates of 3.15% and 3.156%, respectively, per annum. Effective October 31, 2016, in conjunction with the execution of the Master Credit Facilities, the OP entered into two interest rate cap agreements (the "IR Caps") with an unrelated third party, which cap interest paid on amounts outstanding under the Master Credit Facilities to a maximum of 3.5%. The IR Caps terminate on November 1, 2019. The Master Credit Agreements require the Company to enter into replacement interest rate cap or swap agreements upon termination of the IR Caps, to the extent any variable rate loans are outstanding on the date of termination.
The KeyBank Facility was initially secured by first-priority mortgages on four of the Company’s seniors housing properties located in Michigan, Missouri and Kansas. The Capital One Facility was initially secured by first-priority mortgages on two of the Company’s seniors housing properties located in Florida. Each of the security agreements securing the Master Credit Facilities are cross-defaulted and cross-collateralized with the other security agreements securing the Master Credit Facilities. The Master Credit Facilities are non-recourse, subject to standard carve-outs and environmental indemnities, which obligations are guaranteed by the OP on an unsecured basis.
The initial advances under the Master Credit Facilities may not be prepaid until November 1, 2017, after which they may be prepaid in full or in part through July 31, 2026 with payment of a 1% prepayment premium, and may be freely prepaid in full or in part thereafter. The Master Credit Agreements provide for optional acceleration by the Lender upon an event of default. The Master Credit Agreements contain customary events of default, including the breach of transfer prohibitions, principal or interest payment defaults and bankruptcy-related defaults.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On March 30, 2017, the Company increased its advances under the Capital One Facility by $53.4 million (the "2017 Capital One Advance"). The 2017 Capital One Advance was secured by borrowing against the value of the initial mortgaged properties subject to the Capital One Facility. Effective March 30, 2017, in conjunction with the 2017 Capital One Advance, the OP entered into an additional interest rate cap agreement (the "2017 IR Cap") with an unrelated third party, which cap interest paid on amounts outstanding on the 2017 Capital One Advance under the Capital One Facility to a maximum of 3.5%. The 2017 IR Cap terminates on April 1, 2020.
Upon an event of default under the Master Credit Agreements, payment of any unpaid amounts under the applicable Master Credit Facility may be accelerated by Lender and Lender may exercise its rights with respect to the applicable pool of seniors housing properties securing the Master Credit Facilities.
Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of March 31, 2017 and December 31, 2016:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2017	December 31, 2016	March 31, 2017	(1)	Interest Rate		Maturity
		(In thousands)	(In thousands)
Medical Center of New Windsor - New Windsor, NY	1	$8,569	$8,602	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,401	3,414	6.39%		Fixed		Sep. 2017
Countryside Medical Arts - Safety Harbor, FL	1	5,880	5,904	6.07%		Fixed	(2)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,499	6,526	6.07%		Fixed	(2)	Apr. 2019
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,564	6,589	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,642	7,671	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,693	6,719	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	30,746	30,858	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,403	3,428	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,130	3,151	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,706	24,820	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,665	7,698	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,474	17,540	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,842	10,884	3.98%		Fixed		May 2049
Gross mortgage notes payable	21	143,214	143,804	5.27%	(3)
Deferred financing costs, net of accumulated amortization		(1,293)	(1,516)
Mortgage notes payable, net of deferred financing costs		$141,921	$142,288
_______________
(1)    Effective interest rate as of March 31, 2017 and December 31, 2016.
(2)    Fixed interest rate through May 2017. Interest rate changes to variable rate starting in June 2017.
(3)    Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2017.
As of March 31, 2017, the Company had pledged $264.1 million in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2017 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2017 — December 31, 2017	$34,243
2018	31,893
2019	13,324
2020	24,279
2021	892
Thereafter	38,583
Total	$143,214
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2017, the Company was in compliance with the financial covenants under its mortgage note payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company had impaired real estate investments held for sale, which were carried at fair value on the consolidated balance sheet as of March 31, 2017. Impaired real estate investments held for sale were valued using the sale price from the SNF PSA less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy. There were no impaired real estate investments held for sale as of December 31, 2016.
The following table presents information about the Company's assets measured at fair value as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2017
Interest rate caps	Recurring	$—	$64	$—	$64
Impaired assets held for sale	Non-recurring	—	1,323	—	—
Total		$—	$1,387	$—	$64

December 31, 2016
Interest rate caps	Recurring	$—	$61	$—	$61
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017.
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	March 31, 2017	March 31, 2017	December 31, 2016	December 31, 2016
Gross mortgage notes payable and mortgage premium, net	3	$143,240	$143,468	$144,270	$144,261
Revolving Credit Facility	3	$467,500	$467,500	$421,500	$421,500
Master Credit Facilities	3	$113,439	$113,439	$60,000	$60,000
_______________________________

(1)
Carrying value includes gross mortgage notes payable of $143.2 million and $143.8 million and mortgage premiums and discounts, net of approximately $26,000 and $0.5 million as of March 31, 2017 and December 31, 2016, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Revolving Credit Facility and the Master Credit Facilities are considered to be reported at fair value, because their interest rates vary with changes in LIBOR.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Derivatives Not Designated as Hedges
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss.
Changes in the fair value of derivatives not designated as a hedge in qualified hedging relationships are recorded directly in earnings, which resulted in an expense of $0.1 million for the three months ended March 31, 2017. The Company did not have any derivatives outstanding as of March 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as a hedge in qualified hedging relationships.

	March 31, 2017		December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	3	$113,439	2	$60,000
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate caps	Non-designated derivatives assets, at fair value	$64	$61
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2017, the Company had no derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of March 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
As of March 31, 2017 and December 31, 2016, the Company had 88.9 million and 89.4 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP, net of shares repurchases. As of March 31, 2017 and December 31, 2016, the Company had received total proceeds from the IPO and DRIP, net of shares repurchases, of $2.2 billion.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In April 2013, the Board authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record at a rate equal to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, equivalent to $1.45 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On March 30, 2017, the Board approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") as of December 31, 2016. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2017, the Company issued 0.8 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $17.3 million.
Until April 7, 2016 (the "Original NAV Pricing Date"), the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, the Company began offering shares pursuant to the DRIP at the then-current Estimated Per-Share NAV approved by the Board. Effective March 30, 2017, the Company began offering shares pursuant to the DRIP at the Estimated Per-Share NAV as of December 31, 2016.
Share Repurchase Program
The Board has adopted the share repurchase program (as amended and restated, the "SRP"), which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the Original NAV Pricing Date, the repurchase price per share was as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	the lower of $23.13 or 92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for a period greater than one year and less than two years;

•	the lower of $23.75 or 95.0% of the price paid to acquire the shares, for stockholders who had continuously held their shares for greater than two years and less than three years;

•	the lower of $24.38 or 97.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for greater than three years and less than four years; and

•	the lower of $25.00 or 100.0% of the price paid to acquire the shares, for stockholders who had continuously held their shares for greater than four years.
In cases of requests for death and disability, the repurchase price was equal to the price paid to acquire the shares.
Beginning with the Original NAV Pricing Date, the price per share that the Company pays to repurchase its shares is as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	92.5% of the then-current (at the time of repurchase) Estimated Per-Share NAV for stockholders who had continuously held their shares for a period greater than one year and less than two years;

•	95.0% of the then-current Estimated Per-Share NAV for stockholders who had continuously held their shares for a period greater than two years and less than three years;

•	97.5% of the then-current Estimated Per-Share NAV for stockholders who had continuously held their shares for a period greater than three years and less than four years; and

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

•	100.0% of the then-current Estimated Per-Share NAV for stockholders who had continuously held their shares for a period greater than four years.
In cases of requests for death and disability, the repurchase price is equal to then-current Estimated Per-Share NAV at the time of repurchase.
Under the SRP, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board and generally are made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester.
On June 28, 2016, the Board amended the Company’s SRP (the "Special 2016 SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remained unchanged and continued to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and was subject to the terms and limitations set forth in the SRP. Accordingly, the 2016 Repurchase Period was limited to a maximum of 5.0% of the Prior Year Outstanding Shares and continues to be subject to the terms and conditions set forth in the SRP, as amended. Following calendar year 2016, the repurchase periods return to two semi-annual periods and applicable limitations set forth in the SRP. On January 25, 2017, the Board further amended the Company’s SRP for calendar year 2016, changing the date on which any repurchases were to be made in respect of requests made during the calendar year 2016 to no later than March 15, 2017, rather than on or before the 31st day following December 31, 2016. All other terms of the SRP remained in effect, including that repurchases pursuant to the SRP are at the sole discretion of the Board.
When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Three months ended March 31, 2017 (1)	1,273,179	21.61
Cumulative repurchases as of March 31, 2017 (1)	2,248,209	$22.53
_____________________________

(1)	Excludes rejected repurchases of 2.3 million shares for $48.7 million at a weighted average price per share of $21.27, which were unfulfilled as of March 31, 2017.
Note 10 — Related Party Transactions and Arrangements
As of March 31, 2017 and December 31, 2016, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2017 and December 31, 2016, the Advisor held 90 units of limited partner interests in the OP ("OP Units").
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, a member of the board of directors). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Fees Incurred in Connection With the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change in control or a transition to self-management (see the section titled "Termination Fees" included within this footnote), (iii) by 67% of the independent directors of the board of directors for with cause, without penalty, with 45 days notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Fees
The Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of March 31, 2017, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of March 31, 2017, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
The Second A&R Advisory Agreement terminated the financing coordination fee.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
When approved by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives distributions on issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2017, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units in the OP to the Advisor or its assignees related to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lesser of (a) cost of assets or (b) fair value of assets for the preceding monthly period. The asset management fee was payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the Original NAV Pricing Date, each share was valued at $22.50, (b) after the Original NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share will be valued at the then-current Estimated Per-Share NAV per share and (c) at all other times, each share shall be valued by the Board in good faith at the fair market value.
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
March 31, 2017
(Unaudited)

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
Property Management Fees
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of 1.5% of gross revenues from the Company's stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively. The Company also reimburses the Property Manager for property level expenses incurred by the Property Manager. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate of the Property Manager both a property management fee and an oversight fee with respect to any particular property.
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement was entered into to reflect amendments to the original agreement between the parties and further amends the original agreement by extending the term of the agreement from one to two years, until February 17, 2019. The A&R Property Management Agreement will automatically renew for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least ninety days prior to the end of the term. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015. Additionally, the Company reimburses the Advisor for personnel costs; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, reimbursement of acquisition expenses or real estate commissions. During the three months ended March 31, 2017 and 2016, the Company incurred $1.3 million and $0.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the three months ended March 31, 2017 or 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three months ended March 31, 2017 or 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable (Receivable) as of
	2017		2016		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2017	2016
Ongoing fees and reimbursements:
Asset management fees	$4,564	$—	$4,384	$—	$—	$—
Property management fees	737	—	771	—	29	(163)
Professional fees and other reimbursements	1,442	—	1,003	—	1,183	1,025
Distributions on Class B Units	151	—	152	—	—	—
Total related party operation fees and reimbursements	$6,894	$—	$6,310	$—	$1,212	$862
The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of RCAP (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
The Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2017 or 2016.
The Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2017 or 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Second A&R Advisory Agreement terminated the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2017 or 2016.
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
Termination of the advisory agreement, as amended, due to a change in control or transition to self-management is subject to a lockout period that ends on February 14, 2019.
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company and asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting and legal services, human resources and information technology.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2016	9,921	$22.42
Granted	—	—
Vested	(267)	22.50
Forfeitures	—	—
Unvested, March 31, 2017	9,654	$22.42
As of March 31, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.8 years.
Compensation expense related to restricted stock was approximately $14,000 and $15,000 during the three months ended March 31, 2017 and 2016, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2017 or 2016.
Note 13 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the OP Units. As of March 31, 2017 and December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year or upon liquidation of the OP or sale of substantially all of the assets of the OP, a holder of OP Units has the right, at the option of the OP, to redeem OP Units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three months ended March 31, 2017, OP Unit non-controlling interest holders were paid distributions of $0.2 million.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party. No distributions of net cash flow from operations were made related to these investment arrangements during the three months ended March 31, 2017 or 2016.

				As of March 31, 2017		As of December 31, 2016
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of March 31, 2017	Non-Controlling Ownership Percentage as of March 31, 2017	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$443	4.1%	$10,361	$—	$10,429	$—
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss attributable to stockholders (in thousands)	$(6,139)	$(1,555)
Basic and diluted weighted-average shares outstanding	89,639,676	86,658,678
Basic and diluted net loss per share	$(0.07)	$(0.02)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive for the period presented:

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock	9,785	11,338
OP Units	405,998	405,998
Class B Units	359,250	359,250
Total weighted average antidilutive common stock equivalents	775,033	776,586
_______________

(1)
Weighted average number of antidilutive shares of unvested restricted stock outstanding for the periods presented. There were 9,654 and 10,931 shares of unvested restricted stock outstanding as of March 31, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of March 31, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of March 31, 2017 and 2016.
Note 15 — Segment Reporting
During the three months ended March 31, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").
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
The Company evaluates the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net loss. The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net loss.
NOI excludes certain components from net loss in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company's operating results, NOI should be examined in conjunction with net loss as presented in the Company's consolidated financial statements. NOI should not be considered as an alternative to net loss as an indication of the Company's performance or to cash flows as a measure of the Company's liquidity or ability to make distributions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,348	$7,671	$3	$24,022
Operating expense reimbursements	3,785	319	—	4,104
Resident services and fee income	—	—	46,489	46,489
Total revenues	20,133	7,990	46,492	74,615
Property operating and maintenance	5,735	4,766	32,110	42,611
NOI	$14,398	$3,224	$14,382	32,004
Impairment charges				(35)
Operating fees to related parties				(5,301)
Acquisition and transaction related				(2,845)
General and administrative				(4,157)
Depreciation and amortization				(20,483)
Interest expense				(5,482)
Interest and other income				1
Loss on non-designated derivative instruments				(64)
Net loss attributable to non-controlling interests				28
Net loss attributable to stockholders				$(6,139)

	Three Months Ended March 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,603	$9,989	$—	$26,592
Operating expense reimbursements	3,677	32	—	3,709
Resident services and fee income	—	—	45,202	45,202
Total revenues	20,280	10,021	45,202	75,503
Property operating and maintenance	5,771	636	32,385	38,792
NOI	$14,509	$9,385	$12,817	36,711
Contingent purchase price consideration				6
Operating fees to related parties				(5,155)
Acquisition and transaction related				(42)
General and administrative				(3,987)
Depreciation and amortization				(24,615)
Interest expense				(4,984)
Interest and other income				22
Income tax benefit				483
Net loss attributable to non-controlling interests				6
Net loss attributable to stockholders				$(1,555)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	March 31,	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$779,514	$788,023
Triple-net leased healthcare facilities	375,910	418,819
Construction in progress	72,899	70,055
Seniors housing — operating properties	831,250	837,338
Total investments in real estate, net	2,059,573	2,114,235
Cash and cash equivalents	91,678	29,225
Restricted cash	4,388	3,962
Assets held for sale	37,822	—
Non-designated derivative assets, at fair value	64	61
Straight-line rent receivable, net	13,111	12,026
Prepaid expenses and other assets	20,086	22,073
Deferred costs, net	14,089	12,123
Total assets	$2,240,811	$2,193,705
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Medical office buildings	$553	$664
Triple-net leased healthcare facilities	—	99
Seniors housing — operating properties	588	1,050
Total capital expenditures	$1,141	$1,813
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
April 1, 2017 — December 31, 2017	$513	$57
2018	668	78
2019	673	80
2020	671	82
2021	658	84
Thereafter	32,570	7,764
Total minimum lease payments	$35,753	8,145
Less: amounts representing interest		(3,329)
Total present value of minimum lease payments		$4,816

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Total rental expense from operating leases was $0.2 million during the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, interest expense related to capital leases was approximately $21,000.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of March 31, 2017, the Company had funded $10.0 million and $62.9 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of March 31, 2017, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
On April 7, 2017, the Company closed on a $12.5 million acquisition of an MOB in Lancaster, CA. The property comprises 0.1 million rentable square feet and is subject to a single tenant, triple-net lease, which expires in February 2026 and includes two, five-year renewal options.
On April 26, 2017, the Company increased its advances under the KeyBank Facility by $28.7 million.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of March 31, 2017, we owned 163 properties located in 29 states and comprised of 8.4 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of March 31, 2017, we have received total proceeds of $2.2 billion, net of shares repurchased under our share repurchase program (as amended, the "SRP") and including $212.4 million in proceeds received under the DRIP.
On March 30, 2017, the Board approved a new estimate of per share net asset value ("Estimated Per-Share NAV") equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of our board of directors, provided that such valuations will be made at least once annually.
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
Resident services and fee income primarily relates to rent and fees for ancillary services performed for residents in our seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rental income from residents of our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented.
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
Capitalized above-market lease values are amortized or accreted as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We are evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate the allowable methods of adoption

In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. We have begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate the impact of this new guidance.
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
In February 2017, the FASB issued guidance on other income, specifically gains and losses from the derecognition of nonfinancial assets. The guidance clarifies the definition of ‘in substance non-financial assets’, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, that, in most cases, a future property acquisition would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have adopted the provisions of this guidance beginning January 1, 2017.

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2017:

Portfolio	Number of Properties	Rentable Square Feet	Occupancy	Weighted Average Remaining Lease Term in Years	Gross Asset Value
					(In thousands)
Medical Office Buildings	80	3,133,798	92.2%	5.5	$871,858
Triple-Net Leased Healthcare Facilities (1):
Seniors Housing — Triple Net Leased	20	646,532	100.0%	6.9	159,687
Hospitals	4	428,620	77.6%	9.1	87,630
Post Acute / Skilled Nursing	18	777,071	68.7%	12.4	200,242
Seniors Housing — Operating Properties	38	3,397,658	89.3%	N/A	958,653
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	72,899
Portfolio, March 31, 2017	163	8,383,679			$2,354,634
_______________

(1)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.

N/A	Not applicable.

Results of Operations
As of March 31, 2017, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, either directly or through third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by RIDEA. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of March 31, 2017, we had 11 eligible independent contractors operating 38 SHOP properties. All of our properties across all three business segments are located throughout the United States.
Net operating income ("NOI") is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other financial statement amounts included in net loss. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding NOI and a reconciliation to our net loss attributable to stockholders, as computed in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
As of March 31, 2017, owned 163 properties, which we owned for the entire period from January 1, 2016 to March 31, 2017 (our "Same Store" properties), including two vacant land parcels and one property under development. We disposed of three properties during the period from January 1, 2016 through March 31, 2017, including one MOB and two triple-net leased healthcare facilities (our "Dispositions"). Information based on Same Store and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $6.1 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. The following table shows our results of operations for the three months ended March 31, 2017 and 2016 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues:
Rental income	$24,022	$26,592	$(2,570)	(9.7)%
Operating expense reimbursements	4,104	3,709	395	10.6%
Resident services and fee income	46,489	45,202	1,287	2.8%
Contingent purchase price consideration	—	6	(6)	NM
Total revenues	74,615	75,509	(894)	(1.2)%

Expenses:
Property operating and maintenance	42,611	38,792	3,819	9.8%
Impairment charges	35	—	35	NM
Operating fees to related parties	5,301	5,155	146	2.8%
Acquisition and transaction related	2,845	42	2,803	6,673.8%
General and administrative	4,157	3,987	170	4.3%
Depreciation and amortization	20,483	24,615	(4,132)	(16.8)%
Total expenses	75,432	72,591	2,841	3.9%
Operating income (expense)	(817)	2,918	(3,735)	(128.0)%
Other income (expense):
Interest expense	(5,482)	(4,984)
Interest and other income	1	22
Loss on non-designated derivative instruments	(64)	—
Total other expenses	(5,545)	(4,962)	(583)	(11.7)%
Loss before income taxes	(6,362)	(2,044)	(4,318)	(211.3)%
Income tax benefit	195	483
Net loss	(6,167)	(1,561)	(4,606)	(295.1)%
Net loss attributable to non-controlling interests	28	6
Net loss attributable to stockholders	$(6,139)	$(1,555)	$(4,584)	(294.8)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended March 31, 2017 and 2016:

	Same Store(1)				Disposition(2)				Segment Total(3)
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$16,348	$16,302	$46	0.3%	$—	$300	$(300)	NM	$16,348	$16,602	$(254)	(1.5)%
Operating expense reimbursements	3,783	3,627	156	4.3%	2	51	(49)	(96.1)%	3,785	3,678	107	2.9%
Total revenues	20,131	19,929	202	1.0%	2	351	(349)	(99.4)%	20,133	20,280	(147)	(0.7)%
Property operating and maintenance	5,735	5,592	143	2.6%	—	179	(179)	NM	5,735	5,771	(36)	(0.6)%
NOI	$14,396	$14,337	$59	0.4%	$2	$172	$(170)	(98.8)%	$14,398	$14,509	$(111)	(0.8)%
_______________

(1)	Our MOB segment included 80 Same Store properties.

(2)	Our MOB segment included one Disposition property.

(3)	Our MOB segment included 81 properties as of March 31, 2017.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended March 31,		Annualized Straight-Line Rental Income Per Rented Square Foot as of March 31,
Type of Same Store MOB		2017	2016	2017	2016
Single-tenant MOBs	27	100.0%	100.0%	$22.07	$22.07
Multi-tenant MOBs	53	88.9%	87.2%	23.35	23.02
Total/Weighted-Average	80	92.4%	91.2%	$22.91	$22.69
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
During the three months ended March 31, 2017, total revenues were primarily flat in our MOB segment as compared to the three months ended March 31, 2016. Our Same Store properties provided a $0.2 million increase in revenues, offset by a decrease in revenues due to our Disposition of $0.3 million.
During the three months ended March 31, 2017, property operating and maintenance expense increased at the Same Store properties in our MOB segment as compared to the three months ended March 31, 2016, primarily due to an increase in real estate taxes.

Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended March 31, 2017 and 2016:

	Same Store(1)				Dispositions(2)					Segment Total(3)
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,			Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016		$	%	2017	2016	$	%
Revenues:
Rental income	$7,671	$9,989	$(2,318)	(23.2)%	$—	$245		$(245)	NM	$7,671	$10,234	$(2,563)	(25.0)%
Operating expense reimbursements	319	32	287	896.9%	—	—		—	NM	319	32	287	896.9%
Total revenues	7,990	10,021	(2,031)	(20.3)%	—	245		(245)	NM	7,990	10,266	(2,276)	(22.2)%
Property operating and maintenance	4,766	636	4,130	649.4%	—	(52)	(4)	52	NM	4,766	584	4,182	716.1%
NOI	$3,224	$9,385	$(6,161)	(65.6)%	$—	$297		$(297)	NM	$3,224	$9,682	$(6,458)	(66.7)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 42 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included two Dispositions properties.

(3)	Our triple-net leased healthcare facilities segment included 44 properties as of March 31, 2017.

(4)	Amount represents a reversal of a bad debt reserve from 2015, which was subsequently collected in 2016.
NM — Not Meaningful
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance should typically include minimal activity in our triple-net leased healthcare facilities segment, as such expenses are typically paid directly by the tenants; however, real estate taxes and insurance may be included. Such expenses are typically reimbursed by the tenants in this segment.
During the three months ended March 31, 2017, rental income in our triple net leased healthcare facilities segment total decreased $2.3 million, of which our Same Store provided $2.0 million of the decrease. Higher than normal property operating and maintenance expenses of $4.1 million were incurred in our Same Store properties as compared to the three months ended March 31, 2016, primarily due to collection issues with several of our triple net leased healthcare facility tenants, which have resulted from financial and operational challenges faced by them that have had, and could continue to have, an impact on rent payments that we receive from them. Of the decrease in rental income, $1.5 million was due to the early termination, in September 2016 of leases with one of our tenants that had occupied six of our triple net leased healthcare facilities. In November 2016, a receiver was appointed by a court to manage and conserve these properties (the "Receiver"). The Receiver, acting through an affiliate management company, currently operates and will continue to operate the properties on our behalf until the order appointing the Receiver terminates. According to the terms of the receivership order, in the event the Receiver produces excess cash flow from the operations of the properties, the Receiver may provide such excess cash flow to us, in the form of rental payments. In an instance where the Receiver provides excess cash flow that exceeds the monthly rental amounts due under the terminated leases, we would apply such excess amounts to outstanding rents of the previous tenant. No such rents were received during the three months ended March 31, 2017. Conversely, in the event that the Receiver does not produce sufficient cash flows to operate the properties, we will fund such operating shortfalls to maintain the ongoing operations of the properties. In exchange for services provided, the Receiver is paid $450 an hour. The manager is paid 5.25% of actual net revenue, as well as reimbursement for other approved administrative and ancillary expenses. Further, with respect to the $2.3 million decrease in rental income, $0.3 million of the decrease is related to one tenant that leased and operated twelve triple-net leased healthcare facilities located in Michigan. Early termination notices were delivered to the tenant in March 2017 due to tenant default. Lastly, $0.1 million of the decrease in rental income was a result of the early termination in February 2017 of the leases with one of our tenants who leased and operated eight healthcare facilities in Missouri. This tenant was immediately replaced by a new tenant who assumed the lease terms and obligations of the terminated lease, but under lower rental rates.
Operating expense reimbursements for the three months ended March 31, 2017 increased $0.3 million as a result of higher real estate taxes incurred during the three months ended March 31, 2017 at three of our triple-net leased healthcare facilities located in Texas.

Our property operating and maintenance increased $4.1 million in our Same Store for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, $3.2 million of the increase was a result of adjustments to bad debt expense that were previously reserved in the prior year. We also incurred $0.3 million for management fees and expenses funded as part of the operating shortfalls in connection with our Transitional Operator. Lastly, $0.4 million of the increase to property operating expenses was a result of higher real estate taxes incurred during the three months ended March 31, 2017 at three of our triple-net leased healthcare facilities located in Texas.
Segment Results — Seniors Housing Operating Properties ("SHOPs")
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended March 31, 2017 and 2016:

	Segment Total(3)
	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2017	2016	$	%
Revenues:
Resident services and fee income	$46,489	$45,202	$1,287	2.8%
Rental income	$3	$—	$3	NM
Total revenues	46,492	45,202	1,290	2.9%
Property operating and maintenance	32,110	32,385	(275)	(0.8)%
NOI	$14,382	$12,817	$1,565	12.2%
_______________

(1)	Our SHOP segment included 38 properties.
NM — Not Meaningful
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators and costs associated with maintaining the physical site.
During the three months ended March 31, 2017, resident services and fee income and rental income increased by $1.3 million in our SHOP segment as compared to the three months ended March 31, 2016. The majority of this increase was attributable to three operators who increased their average occupancy and resident services rates since the first quarter 2016.
Impairment Charges
Impairment loss on sale of real estate investments for the three months ended March 31, 2017 of approximately $35,000 related to one real estate investment classified as held for sale as of March 31, 2017 with an accepted sale price less than the carrying value. We had no impairment of real estate investments during the three months ended March 31, 2016.
Operating Fees to Related Parties
Operating fees to related parties increased $0.1 million to $5.3 million for the three months ended March 31, 2017 from $5.2 million for the three months ended March 31, 2016. Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. The asset management fee is based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.2 million to $4.6 million for the three months ended March 31, 2017 from $4.4 million for the three months ended March 31, 2016. The increase in the asset management fee is due to an increase in the cost of assets for the three months ended March 31, 2017, which was primarily related to our capital expenditures during the period from January 1, 2016 through March 31, 2017. During the three months ended March 31, 2017, we approved certain changes to our operating fees to related parties, which may decrease overall fees incurred in certain instances. Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements provides detail on the changes to our fees.
We incurred $0.7 million in property management fees during the three months ended March 31, 2017, a $0.1 million decrease from the $0.8 million in property management fees incurred during the three months ended March 31, 2016. Property management fees decrease in direct correlation with gross revenues.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $2.8 million for the three months ended March 31, 2017 primarily related to costs associated with our agreement to sell eight of our skilled nursing facility properties. See Note 3 — Real Estate Investments to our consolidated financial statements for further discussion of the agreement. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction. Acquisition and transaction related expenses of approximately $42,000 for the three months ended March 31, 2016, related to costs associated with acquisitions that were not completed.
General and Administrative Expenses
General and administrative expenses were $4.2 million for the three months ended March 31, 2017 and 2016. Expenses incurred during the three months ended March 31, 2017 primarily relate to professional fees for audit, transfer agent and legal services as well as expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $4.1 million to $20.5 million for the three months ended March 31, 2017 from $24.6 million for the three months ended March 31, 2016. Same Store depreciation and amortization decreased $3.8 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition. Our dispositions contributed $0.3 million to the decrease. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives of the properties.
Interest Expense
Interest expense increased $0.5 million to $5.5 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016. The increase in interest expense is primarily related to higher outstanding balances on our Revolving Credit Facility and Master Credit Facilities, which had combined ending outstanding balances of $580.9 million for the three months ended March 31, 2017, compare to $481.5 million for the three months ended March 31, 2016. The increase is also attributable to the associated increases in amortization of deferred financing costs, partially offset by increased amortization of mortgage premiums.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased to approximately $1,000 for the three months ended March 31, 2017 from $22,000 for the three months ended March 31, 2016. Interest and other income includes income earned on cash and cash equivalents held during the period. During the year ended December 31, 2016, we sold all of our positions in real estate income funds and an investment in a senior note, which resulted in a decrease in dividend and interest income from our investment portfolio during the three months ended March 31, 2017.
Loss on Non-Designated Derivative Instruments
Loss on non-designated derivative instruments for the three months ended March 31, 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Master Credit Facilities, which have floating interest rates. The loss of $0.1 million reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges.
Income Tax Benefit
Income tax benefit of $0.2 million and $0.5 million for the three months ended March 31, 2017 and 2016 primarily related to deferred tax assets generated by temporary differences and current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $28,000 and approximately $6,000 for the three months ended March 31, 2017 and 2016, respectively, which represents the portion or our net income or net loss that is related to OP Unit and non-controlling interest holders.

Cash Flows for the Three Months Ended March 31, 2017
During the three months ended March 31, 2017, net cash provided by operating activities was $18.6 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. The decrease in net cash provided by operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to lower revenues and higher operating expense at our triple net leased healthcare facilities. Also, acquisition and transaction expenses incurred during the three months ended March 31, 2017 contributed a significant amount to the decrease in net cash provided by operating activities. Cash inflows related to a net loss adjusted for non-cash items of $18.9 million (net loss of $6.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, share based compensation, bad debt expense, loss on non-designated derivative instruments and impairment charges of $25.1 million), an increase in accounts payable and accrued expenses of $1.9 million primarily related to an increase in tenant deposits, accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party fees and reimbursements and an increase of $1.3 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $1.6 million due to rent, other receivables and prepaid real estate taxes and insurance, a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.4 million and a $0.4 million decrease in restricted cash related to tenant deposits, real estate tax and insurance escrows on mortgaged properties.
Net cash used in investing activities during the three months ended March 31, 2017 was $4.6 million. The cash used in investing activities included $2.8 million to fund the ongoing development of a skilled nursing facility in Jupiter, Florida as well as $1.1 million of capital expenditures and a deposit for a real estate acquisition of $0.6 million.
Net cash provided by financing activities of $48.4 million during the three months ended March 31, 2017 related to common stock repurchases of $27.5 million, distributions to stockholders of $20.2 million, payments of deferred financing costs of $2.5 million, mortgage principal repayments of $0.6 million, distributions to non-controlling interest holders of $0.2 million and payments for non-designated derivative instruments of $0.1 million. These cash outflows were partially offset by proceeds from the Revolving Credit Facility and Master Credit Facilities of $99.4 million.
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

Liquidity and Capital Resources
As of March 31, 2017, we had $91.7 million of cash and cash equivalents. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties we acquire, funding our ongoing development project, capital expenditures, the payment of our operating and administrative expenses, debt service obligations, share repurchases and distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Master Credit Facilities and other secured financings. As of March 31, 2017, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 32.3%, we had total secured borrowings of $724.2 million and we had no unsecured borrowings.
We expect to increase our leverage and utilize proceeds from our Revolving Credit Facility, the Master Credit Facilities and other secured financings to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
For the three months ended March 31, 2017 we increased our borrowings $46.0 million on our Revolving Credit Facility and as of March 31, 2017, the balance outstanding was $467.5 million. Our unused borrowing capacity was $29.8 million, based on assets assigned to the Revolving Credit Facility as of March 31, 2017. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million and contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million. The Revolving Credit Facility matures on March 21, 2019. The Revolving Credit Facility requires us to meet certain financial covenants. As of March 31, 2017, we were in compliance with the financial covenants under the Revolving Credit Facility.
On October 31, 2016, we, through wholly-owned subsidiaries of our OP, entered into the Master Credit Facilities that provide for initial aggregate borrowings of $60.0 million. For the three months ended March 31, 2017 we increased our borrowings under the Master Credit Facilities by $53.4 million and as of March 31, 2017, the balance outstanding was $113.4 million. The Master Credit Facilities are secured by first-priority mortgages on six of our seniors housing properties. We may request future advances under the Master Credit Facilities by further borrowing against the value of the initial mortgaged properties or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Master Credit Facilities will mature on November 1, 2026.
Our Board has adopted the SRP, which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from our DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through March 31, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Three months ended March 31, 2017 (1)	1,273,179	21.61
Cumulative repurchases as of March 31, 2017 (1)	2,248,209	$22.53
_____________________________

(1)	Excludes rejected repurchases of 2.3 million shares for $48.7 million at an average price per share of $21.27, which were unfulfilled as of March 31, 2017.
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

Three Months Ended
(In thousands)	March 31, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)
Depreciation and amortization	20,240
Impairment charges	35
Adjustments for non-controlling interests (1)	(99)
FFO attributable to stockholders	14,037
Acquisition and transaction related	2,845
Amortization of market lease and other intangibles, net	119
Straight-line rent adjustments	(1,052)
Amortization of mortgage premiums and discounts, net	(440)
Loss on non-designated derivative instruments	64
Capitalized construction interest costs	(418)
Adjustments for non-controlling interests (1)	(5)
MFFO attributable to stockholders	$15,150
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
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

NOI excludes certain components from net loss in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2017:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$7,835	$2	$(13,976)	$(6,139)
Impairment charges	—	—	35	35
Operating fees to related parties	—	—	5,301	5,301
Acquisition and transaction related	2,801	—	44	2,845
General and administrative	1	—	4,156	4,157
Depreciation and amortization	20,350	—	133	20,483
Interest expense	1,255	—	4,227	5,482
Interest and other income	(1)	—	—	(1)
Loss on non-designated derivative instruments	—	—	64	64
Income tax benefit (expense)	(242)		47	(195)
Net income (loss) attributable to non-controlling interests	3	—	(31)	(28)
NOI	$32,002	$2	$—	$32,004
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$10,851	$201	$(12,607)	$(1,555)
Contingent purchase price consideration	(6)	—	—	(6)
Operating fees to related parties	—	—	5,155	5,155
Acquisition and transaction related	6	—	36	42
General and administrative	—	—	3,987	3,987
Depreciation and amortization	24,213	269	133	24,615
Interest expense	1,680	—	3,304	4,984
Interest and other income	(3)	—	(19)	(22)
Income tax benefit (expense)	(501)	—	18	(483)
Net income (loss) attributable to non-controlling interests	1	—	(7)	(6)
NOI	$36,241	$470	$—	$36,711
Refer to Note 15 — Segment Reporting for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.

Distributions
In May 2013, we began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, equivalent to $1.45 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2017, distributions paid to common stockholders and OP Unit holders totaled $37.7 million, including $17.3 million, which was reinvested into additional shares of common stock through our DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the period indicated:

	Three Months Ended
	March 31, 2017
(In thousands)		Percentage of Distributions
Distributions:
Distributions to stockholders	$37,536
Distributions on OP Units	169
Total distributions	$37,705

Source of distribution coverage:
Cash flows provided by operations	$18,633	49.4%
Available cash on hand (1)	19,072	50.6%
Total source of distribution coverage	$37,705	100.0%

Cash flows provided by operations (in accordance with GAAP)	$18,633
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)
_______________

(1)	Includes any remaining proceeds from the IPO and distributions reinvested pursuant to the DRIP.
For the three months ended March 31, 2017, cash flows provided by operations were $18.6 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as available cash on hand. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.

Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2017, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility, Master Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2017. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of March 31, 2017, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Master Credit Facilities had weighted-average effective interest rates per annum of 5.3%, 2.2% and 3.3%, respectively.

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage notes payable	$143,214	$34,243	$45,217	$25,171	$38,583
Interest on mortgage notes payable	36,052	5,129	6,353	3,275	21,295
Revolving Credit Facility	467,500	—	467,500	—	—
Interest on Revolving Credit Facility	24,086	9,200	14,886	—	—
Master Credit Facilities	113,439	—	—	96	113,343
Interest on Master Credit Facilities	32,531	2,610	6,929	6,939	16,053
Lease rental payments due (1)	43,898	570	1,499	1,495	40,334
Development project funding commitment (2)	9,101	9,101	—	—	—
Total	$869,821	$60,853	$542,384	$36,976	$229,608
_______________________________

(1)	Lease rental payments due includes $3.3 million of imputed interest related to our capital lease obligations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Revolving Credit Facility and the Master Credit Facilities, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2017, we had entered into three non-designated interest rate caps with a notional amount of $113.4 million and a fair value of $0.1 million (see Note 7 — Fair Value of Financial Instruments and Note 8 — Derivatives and Hedging Activities). We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2017, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $143.2 million and a fair value of $143.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $5.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $5.9 million.
At March 31, 2017, our variable-rate Revolving Credit Facility and Master Credit Facilities had an aggregate carrying and fair value of $580.9 million. Interest rate volatility associated with these variable-rate borrowings affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Revolving Credit Facility and Master Credit Facilities would increase and decrease our interest expense by $4.7 million and 5.8 million, respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Three months ended March 31, 2017 (1)	1,273,179	21.61
Cumulative repurchases as of March 31, 2017 (1)	2,248,209	$22.53
_____________________________

(1)	Excludes rejected repurchases of 2.3 million shares for $48.7 million at an average price per share of $21.27, which were unfulfilled as of March 31, 2017.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 12, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1 (1)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC.
10.2 (1)
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC.

10.32 (2)
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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2017.