Form 10-Q
period 2017-06-30
Healthcare Trust, Inc.
filed 2017-08-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
As of July 31, 2017, the registrant had 89,541,661 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$186,040	$187,868
Buildings, fixtures and improvements	1,846,673	1,872,590
Construction in progress	66,021	60,055
Acquired intangible assets	234,743	234,749
Total real estate investments, at cost	2,333,477	2,355,262
Less: accumulated depreciation and amortization	(275,497)	(241,027)
Total real estate investments, net	2,057,980	2,114,235
Cash and cash equivalents	158,127	29,225
Restricted cash	4,849	3,962
Assets held for sale	37,822	—
Derivative assets, at fair value	42	61
Straight-line rent receivable, net	13,512	12,026
Prepaid expenses and other assets (including $163 due from related party as of December 31, 2016)	22,181	22,073
Deferred costs, net	13,087	12,123
Total assets	$2,307,600	$2,193,705
LIABILITIES AND EQUITY
Mortgage notes payable, net	$385,225	$142,754
Credit facilities	422,616	481,500
Market lease intangible liabilities, net	18,988	20,187
Derivative liabilities, at fair value	296	—
Accounts payable and accrued expenses (including $685 and $1,025 due to related parties as of June 30, 2017 and December 31, 2016, respectively)	34,052	27,080
Deferred rent	7,740	4,986
Distributions payable	10,679	12,872
Total liabilities	879,596	689,379
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 89,577,910 and 89,368,899 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	896	894
Additional paid-in capital	1,986,254	1,981,136
Accumulated other comprehensive income (loss)	(296)	—
Accumulated deficit	(567,310)	(486,574)
Total stockholders' equity	1,419,544	1,495,456
Non-controlling interests	8,460	8,870
Total equity	1,428,004	1,504,326
Total liabilities and equity	$2,307,600	$2,193,705

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$24,081	$26,412	$48,103	$53,004
Operating expense reimbursements	3,886	3,772	7,990	7,481
Resident services and fee income	47,799	45,454	94,288	90,656
Contingent purchase price consideration	—	219	—	225
Total revenues	75,766	75,857	150,381	151,366

Expenses:
Property operating and maintenance	44,360	40,694	86,971	79,486
Impairment charges	—	389	35	389
Operating fees to related parties	5,637	5,172	10,938	10,327
Acquisition and transaction related	1,743	2,059	4,588	2,101
General and administrative	3,419	2,416	7,576	6,403
Depreciation and amortization	19,339	24,283	39,822	48,898
Total expenses	74,498	75,013	149,930	147,604
Operating income	1,268	844	451	3,762
Other income (expense):
Interest expense	(6,588)	(4,876)	(12,070)	(9,860)
Interest and other income	2	21	3	43
Gain on sale of real estate investment	438	—	438	—
Loss on non-designated derivatives	(43)	—	(107)	—
Total other expenses	(6,191)	(4,855)	(11,736)	(9,817)
Loss before income taxes	(4,923)	(4,011)	(11,285)	(6,055)
Income tax benefit	202	992	397	1,475
Net loss	(4,721)	(3,019)	(10,888)	(4,580)
Net loss attributable to non-controlling interests	5	19	33	25
Net loss attributable to stockholders	(4,716)	(3,000)	(10,855)	(4,555)
Other comprehensive income (loss):
Unrealized loss on designated derivative	(296)	—	(296)	—
Unrealized gain on investment securities, net	—	43	—	36
Comprehensive loss attributable to stockholders	$(5,012)	$(2,957)	$(11,151)	$(4,519)

Basic and diluted weighted-average shares outstanding	89,335,489	87,465,569	89,486,742	87,062,123
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.12)	$(0.05)
Distributions declared per share	$0.36	$0.43	$0.78	$0.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	89,368,899	$894	$1,981,136	$—	$(486,574)	$1,495,456	$8,870	$1,504,326
Common stock issued through distribution reinvestment plan	1,496,056	15	32,929	—	—	32,944	—	32,944
Common stock repurchases	(1,287,045)	(13)	(27,838)	—	—	(27,851)	—	(27,851)
Share-based compensation	—	—	27	—	—	27	—	27
Distributions declared	—	—	—	—	(69,881)	(69,881)	—	(69,881)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(377)	(377)
Other comprehensive loss	—	—	—	(296)	—	(296)	—	(296)
Net loss	—	—	—	—	(10,855)	(10,855)	(33)	(10,888)
Balance, June 30, 2017	89,577,910	$896	$1,986,254	$(296)	$(567,310)	$1,419,544	$8,460	$1,428,004

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,888)	$(4,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,822	48,898
Amortization of deferred financing costs	2,636	2,257
Amortization of mortgage premiums and discounts, net	(879)	(1,002)
Amortization of market lease and other intangibles, net	195	61
Bad debt expense	7,220	3,490
Share-based compensation	27	30
Gain on sale of real estate investment	(438)	—
Loss on non-designated derivatives	107	—
Impairment charges	35	389
Changes in assets and liabilities:
Straight-line rent receivable	(3,106)	(5,922)
Prepaid expenses and other assets	(4,451)	1,764
Accounts payable, accrued expenses and other liabilities	4,471	1,364
Deferred rent	1,861	553
Restricted cash	(887)	404
Net cash provided by operating activities	35,725	47,706
Cash flows from investing activities:
Investments in real estate	(18,432)	(10,671)
Deposits paid for real estate acquisitions	(1,020)	—
Deposits received for unconsummated dispositions	325	100
Capital expenditures	(3,313)	(3,428)
Cash received in asset acquisition	859	—
Proceeds from sale of real estate investment	757	8,750
Net cash used in investing activities	(20,824)	(5,249)
Cash flows from financing activities:
Proceeds from credit facilities	128,116	31,500
Payments of credit facilities	(187,000)	—
Proceeds from mortgage notes payable	250,000	—
Payments on mortgage notes payable	(1,170)	(8,654)
Payments for derivative instruments	(163)	—
Payments of deferred financing costs	(8,455)	(543)
Common stock repurchases	(27,851)	(12,184)
Distributions paid	(39,130)	(36,060)
Distributions to non-controlling interest holders	(346)	(345)
Net cash provided by (used in) financing activities	114,001	(26,286)
Net change in cash and cash equivalents	128,902	16,171
Cash and cash equivalents, beginning of period	29,225	24,474
Cash and cash equivalents, end of period	$158,127	$40,645

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,999	$9,261
Cash paid for income taxes	$64	$84
Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$32,944	$37,839
Proceeds from sale of real estate investments payable to non-controlling interest holder	$31	$—
Capital expenditures assumed in asset acquisition	$772	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of June 30, 2017, the Company owned 163 properties located in 29 states and comprised of 8.5 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of June 30, 2017, the Company had 89.6 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and DRIP of $2.2 billion, net of share repurchases.
The Company has no employees. Healthcare Trust Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained Healthcare Trust Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements from the Company for services related to managing its business. The Advisor, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner") and Property Manager also have received or will receive compensation, fees and expense reimbursements related to the investment and management of the Company's real estate assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2017. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2017 other than the updates described below.
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
June 30, 2017
(Unaudited)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and currently expect to utilize the modified retrospective transition method upon adoption. The Company has progressed with its project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams. The Company expects that this revised guidance will have an impact on the timing of gains on certain sales of real estate. The Company is in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company has ground leases, which it will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The Company also expects this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. The Company has progressed in its project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. The Company is continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In January 2017, the FASB issued guidance on simplifying subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this new guidance.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this new guidance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 163 properties as of June 30, 2017. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. On April 7, 2017, the Company, through a wholly-owned subsidiary of the OP, completed its acquisition of a single tenant, triple-net leased MOB for a contract purchase price of $12.5 million. The property is located in Lancaster, California and comprises approximately 77,000 square feet.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2017 as well as capitalized construction in progress during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016
Real estate investments, at cost:
Land	$1,459	$—
Buildings, fixtures and improvements	9,300	—
Construction in progress	5,966	10,671
Total tangible assets	16,725	10,671
Acquired intangibles:
In-place leases(1)	1,780	—
Below-market lease liabilities(1)	(13)	—
Total assets and liabilities acquired, net	18,492	10,671
Other assets and liabilities, net	(60)	—
Cash paid for real estate investments	$18,432	$10,671
Number of properties purchased	1	—
_______________

(1)	Weighted-average remaining amortization periods for in-place leases and below-market lease assets acquired during the six months ended June 30, 2017 were 8.9 years.
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2017 — December 31, 2017	$42,548
2018	81,857
2019	76,353
2020	71,099
2021	66,086
Thereafter	363,437
Total	$701,380

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017 and 2016, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2017 and 2016:

	June 30,
State	2017	2016
Florida	17.4%	18.7%
Iowa	9.3%	10.1%
Michigan	15.9%	*
Pennsylvania	10.8%	11.8%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	June 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$195,944	$123,308	$72,636	$195,940	$115,641	$80,299
Intangible market lease assets	28,210	6,920	21,290	28,220	5,798	22,422
Other intangible assets	10,589	706	9,883	10,589	574	10,015
Total acquired intangible assets	$234,743	$130,934	$103,809	$234,749	$122,013	$112,736
Intangible market lease liabilities	$25,080	$6,092	$18,988	$25,614	$5,427	$20,187
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Amortization of in-place leases and other intangible assets(1)	$4,029	$9,203	$9,565	$18,748
Amortization and (accretion) of above- and below-market leases, net(2)	$(12)	$(65)	$(165)	$(127)
Amortization and (accretion) of above- and below-market ground leases, net(3)	$43	$43	$86	$86
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	July 1, 2017 — December 31, 2017	2018	2019	2020	2021
In-place lease assets	$7,547	$13,358	$10,813	$8,882	$7,341
Other intangible assets	132	265	265	265	265
Total to be added to amortization expense	$7,679	$13,623	$11,078	$9,147	$7,606

Above-market lease assets	$(850)	$(1,357)	$(1,068)	$(742)	$(532)
Below-market lease liabilities	1,015	1,852	1,572	1,415	1,266
Total to be added to rental income	$165	$495	$504	$673	$734

Below-market ground lease assets	$106	$212	$212	$212	$212
Above-market ground lease liabilities	(20)	(40)	(40)	(40)	(40)
Total to be added to property operating and maintenance expense	$86	$172	$172	$172	$172
Transfer of Operations
On June 8, 2017, the Company's taxable REIT subsidiary, through 12 separately executed membership interest or stock transfer agreements, acquired 12 operating entities that leased 12 healthcare facilities included in the Company's triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company's seniors housing — operating properties ("SHOP") operating segment. As a part of the transition, the Company's subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). As a part of the transition of operations, the Company now controls the operating entities that hold the operating licenses for the healthcare facilities. The Company determined the transition of operations to be an asset acquisition and accounted for such transfer accordingly.
At closing of the transfer of operations, the Company assumed the following assets and liabilities which are included in the consolidated balance sheet within the line items as shown below. The Company determined the fair value of assets acquired was equal to the fair value of liabilities assumed and provisionally assigned the amounts to the appropriate financial statement line as shown below. The amounts below are subject to adjustment as the Company receives final financial information.

(in thousands)	June 8, 2017
Buildings, fixtures and improvements	$594
Cash and cash equivalents	859
Prepaid expenses and other assets	1,528
Total assets acquired	$2,981

Accounts payable and accrued expenses	$2,981
Total liabilities acquired	$2,981
Real Estate Sale
During the six months ended June 30, 2017, the Company sold one of its multi-tenant MOB properties located in Peoria, Arizona for an aggregate contract sales price of $0.8 million, exclusive of closing costs. The sale of this property resulted in a gain of $0.4 million for the three and six months ended June 30, 2017, which is reflected within gain on sale of real estate investment in the consolidated statements of operations and comprehensive loss. No gain on sale of real estate investment was recognized during the three and six months ended June 30, 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
In January 2017, the Company entered into an agreement to sell eight of its skilled nursing facility properties in Missouri (the "Missouri SNF Properties") for an aggregate contract purchase price of $42.0 million if closing occurs in 2017, and $44.1 million if closing occurs in 2018 (including any amendments thereto, the "Missouri SNF PSA"). Subsequently, in February 2017, the due diligence period of the Missouri SNF PSA expired and, concurrently with the expiration of the due diligence period, the Company stopped recognizing depreciation and amortization expense and reclassified the Missouri SNF Properties as held for sale on the consolidated balance sheet. The Missouri SNF PSA provides for an extended closing period to include seven closing adjournment periods, each requiring a non-refundable deposit through the final closing adjournment date, September 28, 2018. The Company does not have a material relationship with the potential buyer, and the disposition will not be an affiliated transaction. Although the Company believes the disposition of the Missouri SNF Properties is probable, there can be no assurance that the disposition will be consummated. The Company expects the disposition to be consummated before December 31, 2017. In connection with the Missouri SNF Properties being classified as held for sale, the Company recognized an impairment charge of approximately $35,000 on one of the eight Missouri SNF Properties.
In February 2017, the Company's then-existing operator entered into an agreement to transfer the operations of the Missouri SNF Properties to a new operator (the "Missouri SNF OTA"). The Missouri SNF OTA permanently transferred all aspects of operations to the new operator effective February 15, 2017 and is not dependent on closing on the sale of the Missouri SNF Properties as outlined in the Missouri SNF PSA. On March 1, 2017, in connection with the new operator assuming the leases of the Missouri SNF Properties from the old operator pursuant to the Missouri SNF OTA, the Company paid its third-party broker a leasing commission of $0.4 million. The Company capitalized this cost to deferred costs, net on the consolidated balance sheet as of June 30, 2017 and is amortizing the cost through December 31, 2017, the expected disposition date of the Missouri SNF Properties.
Additionally, on March 1, 2017, in connection with the Missouri SNF PSA and Missouri SNF OTA, the Company reached an agreement with the prior tenants of the Missouri SNF Properties to provide a one-time payment of $2.8 million to a creditor of the prior tenants in order to close on the transfer of operations of the Missouri SNF Properties. This payment was made in March 2017 and is included in the Company's acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2017.
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of June 30, 2017:

(In thousands)	June 30, 2017
Real estate held for sale, at cost:
Land	$3,131
Buildings, fixtures and improvements	38,596
Total real estate held for sale, at cost	41,727
Less accumulated depreciation and amortization	(3,870)
Real estate assets held for sale, net	37,857
Impairment charges related to properties reclassified as held for sale	(35)
Assets held for sale	$37,822
Note 4 — Investment Securities
As of June 30, 2017 and December 31, 2016, the Company had no investment securities. Investment securities previously owned were sold during the third quarter 2016. During the three and six months ended June 30, 2016, the Company had unrealized gain on investment securities, net of approximately $43,000 and $36,000, respectively, which is reflected in the consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5 — Credit Facilities
The Company has the following credit facilities outstanding as of June 30, 2017 and December 31, 2016:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties(1)		June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	45	(2)	$280,500	$421,500	2.57%		2.00%		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	2	(3)	83,439	30,000	3.39%		3.24%		Nov. 2026
KeyBank Facility	4	(4)	58,677	30,000	3.41%		3.24%		Nov. 2026
Total Fannie Mae Master Credit Facilities			142,116	60,000
Total Credit Facilities	51		$422,616	$481,500	2.85%	(5)	2.15%	(5)
_______________

(1)	Encumbered as of June 30, 2017.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on two of the Company’s seniors housing properties located in Florida as of June 30, 2017.

(4)	Secured by first-priority mortgages on four of the Company’s seniors housing properties located in Michigan, Missouri and Kansas as of June 30, 2017.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2017 and December 31, 2016.
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
The Revolving Credit Facility provides for monthly interest payments for each Base Rate loan and periodic interest payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date of March 21, 2019. The Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). In the event of a default, the lender has the right to terminate its obligations under the Revolving Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
As of June 30, 2017, the Company's unused borrowing capacity under the Revolving Credit Facility was $14.6 million, based on a pool of eligible unencumbered real estate assets comprising the borrowing base thereunder. The Revolving Credit Facility requires the Company to meet certain financial covenants. As of June 30, 2017, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement (the “KeyBank Credit Agreement”) relating to a secured credit facility (the "Key Bank Facility") with KeyBank National Association (“KeyBank”) and a master credit facility agreement (the “Capital One Credit Agreement” and, together with the KeyBank Credit Agreement, the “Fannie Mae Master Credit Agreements”) for a secured credit facility (the "Capital One Facility"; the Capital One Facility and the Key Bank Facility are referred to herein individually as a "Fannie Mae Master Credit Facility" and together as the "Fannie Mae Master Credit Facilities") with Capital One Multifamily Finance, LLC (“Capital One”). The Fannie Mae Master Credit Agreements and related loan documents were issued through Fannie Mae’s (“Lender”) Multifamily MBS program and assigned by Capital One and KeyBank to the Lender at closing.
The Fannie Mae Master Credit Facilities each provided for an initial $30.0 million of advances. The Fannie Mae Master Credit Facilities are secured by six unencumbered properties, in aggregate. The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Mae Master Credit Facilities will mature on November 1, 2026. Beginning December 1, 2016, the annual interest rates under the Fannie Mae Master Credit Facilities changed to vary on a monthly basis and are equal to the sum of the current one month LIBOR and 2.62%, with a floor of 2.62%. Prior to December 1, 2016, borrowings under the KeyBank Facility and the Capital One Facility bore interest at rates of 3.15% and 3.16%, respectively, per annum. Effective October 31, 2016, in conjunction with the execution of the Fannie Mae Master Credit Facilities, the OP entered into two interest rate cap agreements (the "IR Caps") with an unrelated third party, which caps interest paid on amounts outstanding under the Fannie Mae Master Credit Facilities at a maximum of 3.5%. The IR Caps terminate on November 1, 2019. The Fannie Mae Master Credit Agreements require the Company to enter into replacement interest rate cap or swap agreements upon termination of the IR Caps, to the extent any variable rate loans are outstanding on the date of termination. See Note 8 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.
The KeyBank Facility is secured by first-priority mortgages on four of the Company’s seniors housing properties located in Michigan, Missouri and Kansas. The Capital One Facility is secured by first-priority mortgages on two of the Company’s seniors housing properties located in Florida. Each Fannie Mae Master Credit Facility is cross-defaulted and cross-collateralized with the other notes and security agreements securing such Fannie Mae Master Credit Facility. The Fannie Mae Master Credit Facilities are non-recourse, subject to standard carve-outs and environmental indemnities, which obligations are guaranteed by the OP on an unsecured basis.
The initial advances under the Fannie Mae Master Credit Facilities may not be prepaid until November 1, 2017, after which they may be prepaid in full or in part through July 31, 2026 with payment of a 1% prepayment premium, and may be freely prepaid in full or in part thereafter. The Master Credit Agreements provide for optional acceleration by the Lender upon an event of default. The Master Credit Agreements contain customary events of default, including the breach of transfer prohibitions, principal or interest payment defaults and bankruptcy-related defaults.
On March 30, 2017, the Company increased its advances under the Capital One Facility by $53.4 million (the "2017 Capital One Advance"). The 2017 Capital One Advance was secured by the value of the initial mortgaged properties subject to the Capital One Facility. In connection with the 2017 Capital One Advance, the OP entered into an additional interest rate cap agreement (the "2017 Capital One IR Cap") with an unrelated third party, which caps interest paid on amounts outstanding on the 2017 Capital One Advance at a maximum of 3.5%. The 2017 Capital One IR Cap terminates on April 1, 2020. See Note 8 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.
On April 26, 2017, the Company increased its advances under the KeyBank Facility by $28.7 million (the "2017 KeyBank Advance"). The 2017 KeyBank Advance was secured by the value of the initial mortgaged properties subject to the KeyBank Facility. In connection with the 2017 KeyBank Advance, the OP entered into an additional interest rate cap agreement (the "2017 KeyBank IR Cap") with an unrelated third party, which caps interest paid on amounts outstanding on the 2017 KeyBank Advance at a maximum of 3.5%. The 2017 KeyBank IR Cap terminates on November 1, 2019. See Note 8 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.
Upon an event of default under the Fannie Mae Master Credit Agreements, payment of any unpaid amounts under the applicable Fannie Mae Master Credit Facility may be accelerated by Lender and Lender may exercise its rights with respect to the applicable pool of seniors housing properties securing the Fannie Mae Master Credit Facilities.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of June 30, 2017 and December 31, 2016:

		Outstanding Loan Amount as of			Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2017		December 31, 2016	June 30, 2017		Interest Rate		Maturity
		(In thousands)		(In thousands)
Medical Center of New Windsor - New Windsor, NY	1	$8,539		$8,602	6.39%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	1	3,389		3,414	6.39%		Fixed		Sep. 2017
Countryside Medical Arts - Safety Harbor, FL	1	5,851		5,904	4.75%		Variable	(2)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,466		6,526	4.75%		Variable	(2)	Apr. 2019
Slingerlands Crossing Phase I - Bethlehem, NY	1	6,541		6,589	6.39%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	1	7,615		7,671	6.39%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	1	6,669		6,719	6.39%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	6	30,644		30,858	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,378		3,428	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,109		3,151	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,597		24,820	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,632		7,698	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,407		17,540	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,801		10,884	3.98%		Fixed		May 2049
MOB Loan	32	250,000		—	4.38%		Fixed	(4)	June 2022
Gross mortgage notes payable	53	392,638	(1)	143,804	4.66%	(3)
Deferred financing costs, net of accumulated amortization		(7,000)		(1,516)
Mortgage premiums and discounts, net		(413)		466
Mortgage notes payable, net		$385,225		$142,754
_______________

(1)
Does not include eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own these real estate assets have been pledged for the benefit of the lenders thereunder. See Note 5 — Credit Facilities for further details.

(2)	Interest rate changed from a fixed to a variable rate beginning in June 2017 and will remain variable throughout the remaining term of the mortgage.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2017 and December 31, 2016.

(4)	Variable rate loan which is fixed as a result of a entering into an interest rate swap agreement. Note 8 — Derivatives and Hedging Activities.
On June 30, 2017, Capital One, National Association ("Capital One, NA"), as administrative agent and lender, and certain other lenders (collectively the "Lenders"), made a loan in the aggregate amount of $250.0 million (the “MOB Loan”) to certain subsidiaries of the OP. In connection with the MOB Loan, the OP entered into a Guaranty of Recourse Obligations (the “Guaranty”) and a Hazardous Materials Indemnity Agreement (the “Environmental Indemnity”) in favor of Capital One, NA and the Lenders. Pursuant to the Guaranty, the OP has guaranteed, among other things, specified losses arising from certain actions of any of the OP's subsidiaries, including fraud, willful misrepresentation, certain intentional acts, misapplication of funds, physical waste, and failure to pay taxes. The Guaranty requires the Company to maintain a certain minimum of shareholders’ equity on its balance sheet. Pursuant to the Environmental Indemnity, the OP and the Company's subsidiaries that directly own the mortgaged properties have indemnified the Lenders against losses, costs or liabilities related to certain environmental matters.
The MOB Loan bears interest at a variable rate equal to LIBOR plus 2.5% and requires the Company to pay interest on a monthly basis with the principal balance due on the maturity date of June 30, 2022. In connection with the closing of the MOB Loan, the OP executed an interest rate swap on the full amount of the MOB Loan, fixing the interest rate exposure at 4.38%. See Note 8 — Derivatives and Hedging Activities for additional information on the Company's outstanding derivatives.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Company may pre-pay the MOB Loan, in whole or in part, at any time, with payment of a prepayment premium equal to (a) 2.0% of principal outstanding if prepayment is made during the first 12 months of the MOB Loan and (b) 1.0% of principal outstanding if prepayment is made during the second 12 months of the MOB Loan. Thereafter, no prepayment premium is applicable.
As of June 30, 2017, the Company had pledged $744.5 million in total real estate investments as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2017 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2017 — December 31, 2017	$33,760
2018	32,061
2019	13,060
2020	24,279
2021	892
Thereafter	288,586
Total	$392,638
Some of the Company's mortgage note agreements (including the MOB Loan) require the compliance with certain property-level financial covenants, including debt service coverage ratios. As of June 30, 2017, the Company was in compliance with these financial covenants.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The Company had impaired real estate investments held for sale, which were carried at fair value on the consolidated balance sheet as of June 30, 2017. Impaired real estate investments held for sale were valued using the sale price from the Missouri SNF PSA less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy. There were no impaired real estate investments held for sale as of December 31, 2016.
The following table presents information about the Company's assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2017
Derivatives, net	Recurring	$—	$(254)	$—	$(254)
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$1,069	$—	$1,069

December 31, 2016
Derivatives, net	Recurring	$—	$61	$—	$61
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2017	June 30, 2017	December 31, 2016	December 31, 2016
Gross mortgage notes payable and mortgage premium and discounts, net	3	$392,225	$393,455	$144,270	$144,261
Revolving Credit Facility	3	$280,500	$280,500	$421,500	$421,500
Fannie Mae Master Credit Facilities	3	$142,116	$142,850	$60,000	$60,000
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Revolving Credit Facility are considered to be reported at fair value, because their interest rates vary with changes in LIBOR and there has not been a significant change in credit risk of the Company or credit markets since origination.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure. The Company does not intend to utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
The Company currently has one interest rate swap that is designated as a hedge. The interest rate swap is used as part of the Company's interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The Company tests the effectiveness of its designated hedges. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $1.3 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives designated as cash flow hedges as of December 31, 2016.

	June 30, 2017		December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swap	1	$250,000	—	$—
The table below details the location in the financial statements the loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017. The Company did not have any derivatives designated as cash flow hedges as of June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Amount of loss recognized in accumulated other comprehensive loss on designated derivatives (effective portion)	$(296)	$—	$(296)	$—

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Derivatives Not Designated as Hedges
The Company currently has four interest rate caps that are not designated as hedges in qualified hedging relationships. The interest rate caps are used as part of the Company's interest rate risk management strategy. Changes in the fair value of the Company's interest rate caps are recorded directly in earnings, which resulted in a loss of approximately $43 thousand and $0.1 million for the three and six months ended June 30, 2017, respectively. The Company did not have any derivatives not designated as hedges outstanding as of June 30, 2016.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	4	$142,116	2	$60,000
Balance Sheet Classification
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swap	Derivative liabilities, at fair value	$(296)	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$42	$61
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision wherein if the Company either defaults, or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $0.3 million. As of June 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
As of June 30, 2017 and December 31, 2016, the Company had 89.6 million and 89.4 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP, net of shares repurchases. As of June 30, 2017 and December 31, 2016, the Company had received total proceeds from the IPO and DRIP, net of shares repurchases, of $2.2 billion.
In April 2013, our board of directors (the "Board") authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

On March 30, 2017, the Board approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") as of December 31, 2016. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Company's Board, provided that such valuations will be made at least once annually.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2017, the Company issued 1.5 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $32.9 million.
Until April 7, 2016 (the "Original NAV Pricing Date"), the first date the Company published an Estimated Per-Share NAV, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective on the Original NAV Pricing Date, the Company began offering shares pursuant to the DRIP at the then-current Estimated Per-Share NAV approved by the Board. Effective March 30, 2017, the Company began offering shares pursuant to the DRIP at the Estimated Per-Share NAV as of December 31, 2016.
Share Repurchase Program
The Board has adopted the share repurchase program (as amended and restated, the "SRP"), which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
On June 14, 2017, the Company announced that its Board had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
In cases of requests for death and disability, the repurchase price is equal to then-current Estimated Per-Share NAV at the time of repurchase. Prior to the Original NAV Pricing Date, the repurchase price under these circumstances was equal to the price paid to acquire the shares.
Prior to the Original NAV Pricing Date, the repurchase price per share other than with respect to requests for death and disability was as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

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
Beginning with the Original NAV Pricing Date, the repurchase price per share, other than with respect to requests for death and disability was as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	92.5% of the then-current (at the time of repurchase) Estimated Per-Share NAV for stockholders who had continuously held their shares for a period greater than one year and less than two years;

•	95.0% of the then-current Estimated Per-Share NAV for stockholders who had continuously held their shares for a period greater than two years and less than three years;

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Six months ended June 30, 2017 (1)	1,287,045	21.64
Cumulative repurchases as of June 30, 2017	2,262,075	$22.54
_____________________________

(1)
Includes (i) 1,273,179 shares repurchased during the three months ended March 31, 2017 for approximately $27.5 million at a weighted average price per share of $21.61, (ii) 13,866 shares repurchased during the three months ended June 30, 2017 for approximately $0.3 million at a weighted average price per share $24.02. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 263,460 shares repurchased for approximately $5.7 million at an average price per share of $21.46. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 18 - Subsequent Events.

Note 10 — Related Party Transactions and Arrangements
As of June 30, 2017 and December 31, 2016, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2017 and December 31, 2016, the Advisor held 90 units of limited partner interests in the OP ("OP Units").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, a member of the Board). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
Purchase Agreement
On June 16, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with American Realty Capital Healthcare Trust III, Inc. (“HT III”). HT III is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, the Company has agreed to purchase membership interests in HT III’s subsidiaries that collectively own all 19 properties owned by HT III and comprise substantially all of HT III’s assets (together with the other transactions contemplated by the Purchase Agreement, the “Asset Purchase”) for a purchase price of $120.0 million (the “Purchase Price”). The Purchase Price will be payable on the date the Asset Purchase is consummated (the “Closing Date”), subject to closing adjustments for customary prorations and reduced for debt assumption or repayment, all as provided in the Purchase Agreement. The only indebtedness being assumed or repaid is the loan secured by HT III's Philip Center property (the “Philip Center Loan”), which had an outstanding principal balance of approximately $4.9 million as of July 17, 2017. The Company will deposit $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account on the Closing Date for the benefit of HT III, and the Escrow Amount will be released in installments thereafter over a period of 14 months following the Closing Date.
Pursuant to the terms of the Purchase Agreement, the Company has agreed to use commercially reasonable efforts (including paying early termination fees not to exceed $200,000) to assume the Philip Center Loan, which, as of July 17, 2017 had an outstanding principal balance of approximately $4.9 million, and to cause HT III to be released from the guaranty associated with the Philip Center Loan. If the Company does not assume the Philip Center Loan on the Closing Date or if HT III is not released from the guaranty associated with the Philip Center Loan, the Philip Center Loan will be repaid in full by HT III on the Closing Date and any early termination fee in excess of $200,000 will be subtracted from the Purchase Price.
 In connection with its approval of the Purchase Agreement, HT III’s board of directors also approved a plan of liquidation, which is subject to stockholder approval. The closing of the Asset Purchase is conditioned upon stockholder approval of both the Asset Purchase and the plan of liquidation. Thus, if HT III’s stockholders do not approve the plan of liquidation, the Asset Purchase will not be completed even if HT III’s stockholders approve the Asset Purchase.
On July 19, 2017, HT III filed a preliminary proxy statement related to its 2017 annual meeting of stockholders, at which stockholder approval of the Asset Purchase and the plan of liquidation will be sought, but the date on which this annual meeting will be held has not yet been announced.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Fees Incurred in Connection With the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change in control or a transition to self-management (see the section titled "Termination Fees" included within this footnote), (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days' notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of June 30, 2017, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of June 30, 2017, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
The Second A&R Advisory Agreement does not provide for an acquisition fee, however the Advisor may continue to be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses.
Financing Coordination Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations.
The Second A&R Advisory Agreement does not provide for a financing coordination fee.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Asset Management Fees and Variable Management/Incentive Fees
Under an advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2017, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lesser of (a) cost of assets or (b) fair value of assets for the preceding monthly period. The asset management fee was payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the Original NAV Pricing Date, each share was valued at $22.50, (b) after the Original NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share will be valued at the then-current Estimated Per-Share NAV and (c) at all other times, each share shall be valued by the Board in good faith at the fair market value.
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
June 30, 2017
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. Additionally, the Company reimburses the Advisor for personnel costs; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, reimbursement of acquisition expenses or real estate commissions. During the three and six months ended June 30, 2017, the Company incurred $1.5 million and $2.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and six months ended June 30, 2016, the Company incurred $0.8 million and $1.6 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the three and six months ended June 30, 2017 or 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and six months ended June 30, 2017 or 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2017		2016		2017		2016		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2017	2016
One-time fees and reimbursements:
Acquisition cost reimbursements	$22	$—	$—	$—	$22	$—	$—	$—	$—	$—
Ongoing fees and reimbursements:
Asset management fees	4,875	—	4,397	—	9,439	—	8,781	—	14	—
Property management fees	762	—	775	—	1,499	—	1,546	—	45	(163)
Professional fees and other reimbursements	1,592	—	906	—	3,034	—	1,909	—	626	1,025
Distributions on Class B Units	130	—	152	—	280	—	304	—	—	—
Total related party operation fees and reimbursements	$7,381	$—	$6,230	$—	$14,274	$—	$12,540	$—	$685	$862
The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC (“RCS Advisory”), a subsidiary of RCAP, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and six months ended June 30, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2017 or 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2017 or 2016.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
Termination Fees
Under the operating partnership agreement of the OP, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner is able to elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Under the Second A&R Advisory Agreement, upon the termination or non-renewal of the agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, including any change in control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor's interest in the Company. All fees will be due within 30 days after the effective date of the termination of the Second A&R Advisory Agreement.
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
Termination of the Second A&R Advisory Agreement due to a change in control or transition to self-management is subject to a lockout period that ends on February 14, 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which, until an amendment approved by the Board in August 2017, provided for the automatic grant of 1,333 restricted shares to each of the independent directors, without any further approval by the Board or the stockholders, after initial election to the Board and after each annual stockholder meeting. Following the amendment to the RSP in August 2017, the number of restricted shares to be issued automatically in those circumstances is equal to 30,000 divided by the then-current Estimated Per-Share NAV. These restricted shares vest annually over a five-year period in increments of 20.0% per annum beginning with the one-year anniversary of initial election to the Board and the date of the next annual meeting, respectively. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2016	9,921	$22.42
Granted	—	—
Vested	(800)	22.50
Forfeitures	—	—
Unvested, June 30, 2017	9,121	$22.42
As of June 30, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years.
Compensation expense related to restricted shares was approximately $13,000 and $27,000 during the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted shares was approximately $15,000 and $30,000 during the three and six months ended June 30, 2016, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and six months ended June 30, 2017 or 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 13 — Accumulated Other Comprehensive Loss
The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized loss on designated derivative
Balance, December 31, 2016	$—
Other comprehensive loss, before reclassifications	(296)
Balance, June 30, 2017	$(296)
Note 14 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the OP Units. As of June 30, 2017 and December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year or upon liquidation of the OP or sale of substantially all of the assets of the OP, a holder of OP Units has the right, at the option of the OP, to redeem OP Units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three and six months ended June 30, 2017, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2016, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.3 million, respectively.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party for the three and six months ended June 30, 2017 and 2016:

				As of June 30, 2017		As of December 31, 2016		Distributions for the Three Months Ended June 30		Distributions for the Six Months Ended June 30,
Property Name (In thousands)	Investment Date	Third Party Net Investment Amount as of June 30, 2017	Non-Controlling Ownership Percentage as of June 30, 2017	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2017	2016	2017	2016
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$406	4.1%	$10,198	$—	$10,429	$—	$52	$—	$52	—

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to stockholders (in thousands)	$(4,716)	$(3,000)	$(10,855)	$(4,555)
Basic and diluted weighted-average shares outstanding	89,335,489	87,465,569	89,486,742	87,062,123
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.12)	$(0.05)
Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested restricted shares (1)	9,534	10,615	9,659	10,976
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	774,782	775,863	774,907	776,224
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 9,121 and 9,598 unvested restricted shares outstanding as of June 30, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of June 30, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of June 30, 2017 and 2016.
Note 16 — Segment Reporting
During the six months ended June 30, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOP.
The Company evaluates performance and makes resource allocations based on its three business segments. The MOB segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers.
On June 8, 2017, the Company's taxable REIT subsidiary, through 12 separately executed membership interest or stock transfer agreements, acquired 12 operating entities that leased 12 healthcare facilities included in the Company's triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company's SHOP operating segment. See Note 3 — Real Estate Investments for additional disclosure. The segment reporting results of these 12 operating entities is included in the Company's triple-net leased healthcare facilities segment through June 8, 2017. Subsequent to June 8, 2017, these operating entities are operated under the RIDEA structure and are included in the Company's SHOP segment. There were no intersegment sales or transfers during the three and six months ended June 30, 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Six Ended June 30, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,648	$7,430	$3	$24,081	$32,996	$15,101	$6	$48,103
Operating expense reimbursements	3,789	97	—	3,886	7,574	416	—	7,990
Resident services and fee income	—	—	47,799	47,799	—	—	94,288	94,288
Total revenues	20,437	7,527	47,802	75,766	40,570	15,517	94,294	150,381
Property operating and maintenance	6,146	4,514	33,700	44,360	11,881	9,280	65,810	86,971
NOI	$14,291	$3,013	$14,102	31,406	$28,689	$6,237	$28,484	63,410
Impairment charges				—				(35)
Operating fees to related parties				(5,637)				(10,938)
Acquisition and transaction related				(1,743)				(4,588)
General and administrative				(3,419)				(7,576)
Depreciation and amortization				(19,339)				(39,822)
Interest expense				(6,588)				(12,070)
Interest and other income				2				3
Gain on sale of real estate investment				438				438
Loss on non-designated derivatives				(43)				(107)
Income tax benefit				202				397
Net loss attributable to non-controlling interests				5				33
Net loss attributable to stockholders				$(4,716)				$(10,855)
_______________
(1) Three and six months ended June 30, 2017 includes 12 properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment in June 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Three Months Ended June 30, 2016				Six Ended June 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,517	$9,894	$1	$26,412	$33,119	$19,884	$1	$53,004
Operating expense reimbursements	3,751	21	—	3,772	7,428	53	—	7,481
Resident services and fee income	—	—	45,454	45,454	—	—	90,656	90,656
Total revenues	20,268	9,915	45,455	75,638	40,547	19,937	90,657	151,141
Property operating and maintenance	5,896	3,121	31,677	40,694	11,667	3,757	64,062	79,486
NOI	$14,372	$6,794	$13,778	34,944	$28,880	$16,180	$26,595	71,655
Contingent purchase price consideration				219				225
Impairment charges				(389)				(389)
Operating fees to related parties				(5,172)				(10,327)
Acquisition and transaction related				(2,059)				(2,101)
General and administrative				(2,416)				(6,403)
Depreciation and amortization				(24,283)				(48,898)
Interest expense				(4,876)				(9,860)
Interest and other income				21				43
Income tax benefit				992				1,475
Net loss attributable to non-controlling interests				19				25
Net loss attributable to stockholders				$(3,000)				$(4,555)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	June 30,	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$783,590	$788,023
Triple-net leased healthcare facilities	298,176	418,819
Construction in progress (1)	76,021	70,055
Seniors housing — operating properties	900,193	837,338
Total investments in real estate, net	2,057,980	2,114,235
Cash and cash equivalents	158,127	29,225
Restricted cash	4,849	3,962
Assets held for sale	37,822	—
Derivative assets, at fair value	42	61
Straight-line rent receivable, net	13,512	12,026
Prepaid expenses and other assets	22,181	22,073
Deferred costs, net	13,087	12,123
Total assets	$2,307,600	$2,193,705
_______________
(1) Includes $10.0 million of land related to a property under construction.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Medical office buildings	1,041	777	$1,594	$1,441
Triple-net leased healthcare facilities	—	4	—	103
Seniors housing — operating properties (1)	1,903	834	2,491	1,884
Total capital expenditures	2,944	1,615	$4,085	$3,428
_______________
(1) Three and six months ended June 30, 2017 includes capital expenditures assumed through asset acquisitions which are reflected in the Company's non-cash investing activity on the consolidated statements of cash flows.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
July 1, 2017 — December 31, 2017	$406	$38
2018	668	78
2019	673	80
2020	671	82
2021	658	84
Thereafter	32,571	7,764
Total minimum lease payments	$35,647	8,126
Less: amounts representing interest		(3,308)
Total present value of minimum lease payments		$4,818
Total rental expense from operating leases was $0.2 million and $0.4 million during the three and six months ended June 30, 2017 and 2016, respectively. During the three and six months ended June 30, 2017 and 2016, interest expense related to capital leases was approximately $21,000 and approximately $42,000, respectively.
Purchase Agreement
The Company entered into the Purchase Agreement with HT III on June 16, 2017. Pursuant to the Purchase Agreement, the Company will be required to fund the Purchase Price on the Closing Date. The consummation of the Asset Purchase pursuant to the Purchase Agreement is subject to certain conditions, including, among others, HT III obtaining the approval of the holders of at least a majority of all the votes entitled to be cast in connection with the Asset Purchase and HT III's plan of liquidation. See Note 10 — Related Party Transactions and Arrangements for further disclosure on the Purchase Agreement.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of June 30, 2017, the Company had funded $10.0 million and $63.6 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of June 30, 2017, there were no amounts outstanding due to the Company pursuant to the loan agreement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Asset Acquisition
On July 13, 2017, the Company closed on a $13.5 million acquisition of an MOB in Canton, GA. The property comprises approximately 38,100 rentable square feet and is 100% leased, under two leases, to a single tenant. The leases expire in December 2028 and include one, five-year renewal option.
Approval of Share Repurchases
In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 263,460 shares repurchased for approximately $5.7 million at an average price per share of $21.46. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 9 — Common Stock for more information on the SRP.
Approval of Amendment to RSP
On August 8, 2017, following approval by the Company's Board, the Company amended (the “RSP Amendment”) its RSP. Following the RSP Amendment, the number of restricted shares to be issued automatically to an independent director after initial election to the Board and after each annual stockholder meeting is equal to $30,000 divided by the then-current Estimated Per-Share NAV. These restricted shares vest over a five-year period following the grant date in increments of 20.0% per annum.
Appointment of Chief Executive Officer
On August 8, 2017, W. Todd Jensen was named chief executive officer of the Company. Previously, Mr. Jensen served as interim chief executive officer of the Company. Mr. Jensen will continue to serve in his capacity as president of the Company and as chief executive officer and president of the Advisor.

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

•
Our acquisition (the “Asset Purchase”) of all or substantially all of the assets of American Realty Capital Healthcare Trust III, Inc. (“HT III”), which is sponsored and advised by an affiliate of our Advisor, is subject to conditions. Failure to complete the Asset Purchase could have adverse consequences for us.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of June 30, 2017, we owned 163 properties located in 29 states and comprised of 8.5 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of June 30, 2017, we have received total proceeds of $2.2 billion, net of shares repurchased under our share repurchase program (as amended, the "SRP") and including $228.0 million in proceeds received under the DRIP.
On March 30, 2017, our board of directors (the "Board") approved a new estimate of per share net asset value ("Estimated Per-Share NAV") equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such valuations will be made at least once annually.
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

Significant Accounting Estimates and Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting estimates and critical accounting policies. There have been no significant changes in our significant accounting estimates and critical accounting policies since December 31, 2016. See also Note 2 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the six-month period ended June 30, 2017, set forth herein.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this guidance effective January 1, 2018 and currently expect to utilize the modified retrospective transition method upon adoption. We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams. We expect that this revised guidance will have an impact on the timing of gains on certain sales of real estate. We are in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on our consolidated financial statements and internal accounting processes.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. We have ground leases, which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. We also expect this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. We have progressed in our project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. We are continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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

In January 2017, the FASB issued guidance on simplifying subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of this new guidance.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. We are currently evaluating the impact of this new guidance.
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

Properties
The following table presents certain additional information about the properties we owned as of June 30, 2017:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased (1)	Weighted Average Remaining Lease Term in Years(2)	Gross Asset Value(4)
					(In thousands)
Medical Office Buildings	80	3,206,167	92.8%	5.8	$884,979
Triple-Net Leased Healthcare Facilities(3):
Seniors Housing — Triple Net Leased	8	194,659	100.0%	13.3	76,653
Hospitals	4	428,620	77.6%	8.9	87,630
Post Acute / Skilled Nursing	18	777,071	68.7%	12.1	200,242
Total Triple-Net Leased Healthcare Facilities	30	1,400,350	75.8%	11.9	364,525
Seniors Housing — Operating Properties	50	3,849,531	89.3%	N/A	1,042,109
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	76,021
Portfolio, June 30, 2017	163	8,456,048			$2,371,299
_______________

(1)	Inclusive of leases signed but not yet commenced as of June 30, 2017.

(2)	Based on annualized rental income calculated on a straight-line basis.

(3)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.

(4)	Gross Asset Value represents the total real estate investments, at cost, and assets held for sale at carrying value.

N/A	Not applicable.

Results of Operations
As of June 30, 2017, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and seniors housing operating properties ("SHOP"). In our MOB operating segment, we own, manage and lease, either directly or through third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by RIDEA. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of June 30, 2017, we had 11 eligible independent contractors operating 50 SHOP properties. All of our properties across all three business segments are located throughout the United States.
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
From January 1, 2016 through June 30, 2017, the number of properties we owned declined from 166 to 163. There were 162 properties (our "Same Store" properties) owned for the entire period, including two vacant land parcels and one property under development. During the three and six months ended June 30, 2017, we acquired one MOB property (our "Acquisition"). We disposed of one MOB and two triple-net leased healthcare facilities during the year ended December 31, 2016 and of one MOB during the three and six months ended June 30, 2017 (four properties in total, our "Dispositions").
The following table presents a roll-forward of our properties owned from January 1, 2016 to June 30, 2017:

Number of properties
Number of properties, January 1 2016	166
Disposition activity during the year ended December 31, 2016	(3)
Number of properties, December 31, 2016	163
Acquisition activity during the six months ended June 30, 2017	1
Disposition activity during the six months ended June 30, 2017	(1)
Number of properties, June 30, 2017	163

Number of Same Store properties (1)	162
_______________
(1) Includes 12 properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the three months ended June 30, 2017. For purposes of the segment reporting below, these properties were treated as Acquisitions in the SHOP segment and Dispositions in the triple-net leased healthcare facilities segment. See below for further details on the transition of these properties.
On June 8, 2017, our taxable REIT subsidiary acquired 12 operating entities that leased twelve healthcare facilities included in our triple-net leased healthcare facilities segment.  Concurrently with the acquisition of such operating entities, the prior triple-net leases with the acquired operating entities were terminated and replaced with new leases between and our property companies and the acquired operating entities, and the acquired operating entities executed management agreements with a third-party management company under a structure permitted by RIDEA.  The results of operations of these properties are included in the Dispositions under our triple-net leased healthcare facilities segment through June 7, 2017, and results of operations since June 8, 2017 are included in Acquisitions under our SHOP segment.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Information based on Same Store, Acquisition and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $4.7 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively. The following table shows our results of operations for the three months ended June 30, 2017 and 2016 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues:
Rental income	$24,081	$26,412	$(2,331)	(8.8)%
Operating expense reimbursements	3,886	3,772	114	3.0%
Resident services and fee income	47,799	45,454	2,345	5.2%
Contingent purchase price consideration	—	219	(219)	NM
Total revenues	75,766	75,857	(91)	(0.1)%

Expenses:
Property operating and maintenance	44,360	40,694	3,666	9.0%
Impairment charges	—	389	(389)	NM
Operating fees to related parties	5,637	5,172	465	9.0%
Acquisition and transaction related	1,743	2,059	(316)	(15.3)%
General and administrative	3,419	2,416	1,003	41.5%
Depreciation and amortization	19,339	24,283	(4,944)	(20.4)%
Total expenses	74,498	75,013	(515)	(0.7)%
Operating income	1,268	844	424	50.2%
Other income (expense):
Interest expense	(6,588)	(4,876)	(1,712)	(35.1)%
Interest and other income	2	21	(19)	(90.5)%
Gain on sale of real estate investment	438	—	438	NM
Loss on non-designated derivatives	(43)	—	(43)	NM
Total other expenses	(6,191)	(4,855)	(1,336)	(27.5)%
Loss before income taxes	(4,923)	(4,011)	(912)	(22.7)%
Income tax benefit	202	992	(790)	(79.6)%
Net loss	(4,721)	(3,019)	(1,702)	(56.4)%
Net loss attributable to non-controlling interests	5	19	(14)	(73.7)%
Net loss attributable to stockholders	$(4,716)	$(3,000)	$(1,716)	(57.2)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended June 30, 2017 and 2016:

	Same Store(1)				Acquisition(2)				Dispositions(3)				Segment Total
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$16,410	$16,194	$216	1.3%	$226	$—	$226	NM	$12	$323	$(311)	NM	$16,648	$16,517	$131	0.8%
Operating expense reimbursements	3,769	3,644	125	3.4%	20	—	20	NM	—	107	(107)	NM	3,789	3,751	38	1.0%
Total revenues	20,179	19,838	341	1.7%	246	—	246	NM	12	430	(418)	NM	20,437	20,268	169	0.8%
Property operating and maintenance	6,081	5,801	280	4.8%	50	—	50	NM	15	95	(80)	NM	6,146	5,896	250	4.2%
NOI	$14,098	$14,037	$61	0.4%	$196	$—	$196	NM	$(3)	$335	$(338)	NM	$14,291	$14,372	$(81)	(0.6)%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included one Acquisition property acquired in 2017.

(3)	Our MOB segment included two Disposition properties, one sold in 2017 and one sold in 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended June 30(1),		Annualized Straight-Line Rental Income Per Rented Square Foot as of June 30,
Type of Same Store MOB		2017	2016	2017	2016
Single-tenant MOBs	27	100.0%	100.0%	$22.07	$22.07
Multi-tenant MOBs	52	89.2%	87.6%	21.40	20.14
Total/Weighted-Average	79	92.6%	91.4%	$21.61	$20.74
_______________

(1)	Inclusive of leases signed but not yet commenced.
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
During the three months ended June 30, 2017, we acquired one property and sold one property in our MOB segment. Same Store average occupancy remained consistent for the three months ended June 30, 2017 as compared to the same period in 2016. Both Same Store and total segment NOI for the three months ended June 30, 2017 were generally flat in our MOB segment as compared to the three months ended June 30, 2016.

Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended June 30, 2017 and 2016:

	Same Store(1)				Dispositions(2)				Segment Total
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$6,236	$7,867	$(1,631)	(20.7)%	$1,194	$2,027	$(833)	(41.1)%	$7,430	$9,894	$(2,464)	(24.9)%
Operating expense reimbursements	97	21	76	361.9%	—	—	—	NM	97	21	76	361.9%
Total revenues	6,333	7,888	(1,555)	(19.7)%	1,194	2,027	(833)	(41.1)%	7,527	9,915	(2,388)	(24.1)%
Property operating and maintenance	3,603	2,741	862	31.4%	911	380	531	139.7%	4,514	3,121	1,393	44.6%
NOI	$2,730	$5,147	$(2,417)	(47.0)%	$283	$1,647	$(1,364)	(82.8)%	$3,013	$6,794	$(3,781)	(55.7)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 30 Same Store properties.

(2)
Our triple-net leased healthcare facilities included two Dispositions in 2016 and 12 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment during the three months ended June 30, 2017.

NM — Not Meaningful
Rental income is related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance should typically include minimal activity in our triple-net leased healthcare facilities segment, as such expenses are typically paid directly by the tenants; however, real estate taxes and insurance may be included. Such expenses are normally reimbursed by the tenants in this segment.
During the three months ended June 30, 2017, rental income in our triple net leased healthcare facilities segment decreased $2.5 million as compared to the same period in 2016. Bad debt expense of $1.0 million was recorded during the 2017 period on two of our triple-net leased facilities located in Florida as a result of inconsistent payment history.
Our property operating and maintenance for the segment increased $1.4 million during the three months ended June 30, 2017 as compared to the same period in 2016. This was comprised of $0.9 million from our Same Store properties and $0.5 million from our Dispositions. The increase period over period is mainly driven by bad debt reserves recorded for real estate taxes in our triple-net leased facilities located in Texas, Illinois and Wisconsin related to prior year and current year taxes.
Segment Results — Seniors Housing Operating Properties ("SHOPs")
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended June 30, 2017 and 2016:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident services and fee income	$46,276	$45,454	$822	1.8%	$1,523	$—	$1,523	NM	$47,799	$45,454	$2,345	5.2%
Rental income	3	1	2	NM	—	—	—	NM	3	1	2	NM
Total revenues	46,279	45,455	824	1.8%	1,523	—	1,523	NM	47,802	45,455	2,347	5.2%
Property operating and maintenance	31,988	31,677	311	1.0%	1,713	—	1,713	NM	33,701	31,677	2,024	6.4%
NOI	$14,291	$13,778	$513	3.7%	$(190)	$—	$(190)	NM	$14,101	$13,778	$323	2.3%
_______________

(1)	Our SHOP segment included 38 Same Store properties.

(2)	Our SHOP segment included 12 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities segment during the three months ended June 30, 2017.
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
During the three months ended June 30, 2017, resident services and fee income and rental income increased by $2.3 million in our SHOP segment as compared to the three months ended June 30, 2016. The majority of this increase was attributable to three operators who increased their average occupancy and resident services rates since the second quarter 2016.
Contingent Purchase Price Consideration
During the three months ended June 30, 2016, we recognized $0.2 million of contingent purchase price consideration related to releases from a holdback escrow for unit renovations at one of our SHOPs. We did not recognize any contingent purchase price consideration for the three months ended June 30, 2017.
Impairment Charges
Impairment on sale of real estate investments for the three months ended June 30, 2016 related to the sale of two real estate investments, which resulted in an impairment of $0.4 million during the period. We did not have any impairments on the sale of real estate investments during the three months ended June 30, 2017.
Operating Fees to Related Parties
Operating fees to related parties increased $0.4 million to $5.6 million for the three months ended June 30, 2017 from $5.2 million for the three months ended June 30, 2016.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.625 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the three months ended June 30, 2016, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.5 million to $4.9 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016.
We incurred $0.8 million in property management fees during the three months ended June 30, 2016 and June 30, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
In 2017, we approved certain changes to our operating fees to related parties, which may impact overall fees incurred. Note 10 - Related Party Transactions and Arrangements to our consolidated financial statements provides detail on the changes to our fees.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses of $1.7 million for the three months ended June 30, 2017 primarily related to costs associated with the negotiation and execution of the purchase agreement related to the Asset Purchase (the "Purchase Agreement"). Acquisition and transaction related expenses of approximately $2.1 million for the three months ended June 30, 2016, primarily related to our board of director's evaluation of potential strategic alternatives available to us at the time.
General and Administrative Expenses
General and administrative expenses increased $1.0 million to $3.4 million for the three months ended June 30, 2017 compared to $2.4 million for the three months ended June 30, 2016. Expenses incurred primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $5.0 million to $19.3 million for the three months ended June 30, 2017 from $24.3 million for the three months ended June 30, 2016. Same Store depreciation and amortization decreased $4.9 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition.
Interest Expense
Interest expense increased $1.7 million to $6.6 million for the three months ended June 30, 2017 from $4.9 million for the three months ended June 30, 2016. The increase in interest expense is primarily related to higher overall outstanding debt including higher outstanding balances on our secured credit facilities (the "Credit Facilities").

We view our mix of financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased to approximately $2,000 for the three months ended June 30, 2017 from $21,000 for the three months ended June 30, 2016. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Throughout 2016, we sold all of our positions in preferred stock, common stock, real estate income funds and our investment in a senior note, which resulted in a decrease in dividend and interest income from our investment portfolio during the three months ended June 30, 2017.
Gain on Sale of Real Estate Investment
Gain on sale of investment property for the three months ended June 30, 2017 related to the sale of a real estate investment, which resulted in a gain of $0.4 million during the period. We had no gain on sales of real estate investments during the three months ended June 30, 2016.
Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments for the three months ended June 30, 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with some of our Credit Facilities, which have floating interest rates. The loss of approximately $43,000 reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges.
Income Tax Benefit
Income tax benefit of approximately $202 thousand and $1.0 million for the three months ended June 30, 2017 and 2016 primarily related to deferred tax assets generated by temporary differences and current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $5,000 and approximately $19,000 for the three months ended June 30, 2017 and 2016, respectively, which represents the portion or our net loss that is related to OP Unit and non-controlling interest holders.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Information based on Same Store, Acquisition and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $10.9 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively. The following table shows our results of operations for the six months ended June 30, 2017 and 2016 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues:
Rental income	$48,103	$53,004	$(4,901)	(9.2)%
Operating expense reimbursements	7,990	7,481	509	6.8%
Resident services and fee income	94,288	90,656	3,632	4.0%
Contingent purchase price consideration	—	225	(225)	(100.0)%
Total revenues	150,381	151,366	(985)	(0.7)%

Expenses:
Property operating and maintenance	86,971	79,486	7,485	9.4%
Impairment charges	35	389	(354)	NM
Operating fees to related parties	10,938	10,327	611	5.9%
Acquisition and transaction related	4,588	2,101	2,487	118.4%
General and administrative	7,576	6,403	1,173	18.3%
Depreciation and amortization	39,822	48,898	(9,076)	(18.6)%
Total expenses	149,930	147,604	2,326	1.6%
Operating income	451	3,762	(3,311)	(88.0)%
Other income (expense):
Interest expense	(12,070)	(9,860)	(2,210)	(22.4)%
Interest and other income	3	43	(40)	(93.0)%
Gain on sale of real estate investment	438	—	438	NM
Loss on non-designated derivatives	(107)	—	(107)	NM
Total other expenses	(11,736)	(9,817)	(1,919)	(19.5)%
Loss before income taxes	(11,285)	(6,055)	(5,230)	(86.4)%
Income tax benefit	397	1,475	(1,078)	(73.1)%
Net loss	(10,888)	(4,580)	(6,308)	(137.7)%
Net loss attributable to non-controlling interests	33	25	8	32.0%
Net loss attributable to stockholders	$(10,855)	$(4,555)	$(6,300)	(138.3)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the six months ended June 30, 2017 and 2016:

	Same Store(1)				Acquisition(2)				Disposition(3)				Segment Total
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$32,734	$32,473	$261	0.8%	$226	$—	$226	NM	$36	$646	$(610)	NM	$32,996	$33,119	$(123)	(0.4)%
Operating expense reimbursements	7,552	7,270	282	3.9%	20	—	20	NM	2	158	(156)	NM	7,574	7,428	146	2.0%
Total revenues	40,286	39,743	543	1.4%	246	—	246	NM	38	804	(766)	NM	40,570	40,547	23	0.1%
Property operating and maintenance	11,795	11,376	419	3.7%	50	—	50	NM	36	291	(255)	NM	11,881	11,667	214	1.8%
NOI	$28,491	$28,367	$124	0.4%	$196	$—	$196	NM	$2	$513	$(511)	NM	$28,689	$28,880	$(191)	(0.7)%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included one Acquisition property acquired in 2017.

(3)	Our MOB segment included two Disposition properties, one sold in 2017 and one sold in 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended June 30(1),		Annualized Straight Line Rental Income Per Rented Square Foot as of June 30,
Type of Same Store MOB		2017	2016	2017	2016
Single-tenant MOBs	27	100.0%	100.0%	$22.07	$22.07
Multi-tenant MOBs	52	88.7%	87.5%	21.40	20.14
Total	79	92.2%	91.4%	$21.61	$20.74
_______________
(1)    Inclusive of leases signed but not yet commenced.
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
During the six months ended June 30, 2017, we acquired one property and sold one property. Same store average occupancy remained consistent for the six months ended June 30, 2017 as compared to the same period in 2016. Both Same Store and total segment NOI for the six months ended June 30, 2017 were generally flat in our MOB segment as compared to the three months ended June 30, 2016.

Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the six months ended June 30, 2017 and 2016:

	Same Store (1)				Dispositions (2)				Segment Total
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$12,484	$15,748	$(3,264)	(20.7)%	$2,617	$4,136	$(1,519)	(36.7)%	$15,101	$19,884	$(4,783)	(24.1)%
Operating expense reimbursements	416	53	363	NM	—	—	—	NM	416	53	363	NM
Total revenues	12,900	15,801	(2,901)	(18.4)%	2,617	4,136	(1,519)	(36.7)%	15,517	19,937	(4,420)	(22.2)%
Property operating and maintenance	6,589	3,420	3,169	92.7%	2,691	337	2,354	NM	9,280	3,757	5,523	147.0%
NOI	$6,311	$12,381	$(6,070)	(49.0)%	$(74)	$3,799	$(3,873)	(101.9)%	$6,237	$16,180	$(9,943)	(61.5)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 30 Same Store properties.

(2)
Our triple-net leased healthcare facilities segment included two Dispositions in 2016 and 12 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment during the six months ended June 30, 2017.

NM — Not Meaningful
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance generally should typically include minimal activity in our triple-net leased healthcare facilities segment, as such expenses are typically paid directly by the tenants; however, real estate taxes and insurance may be included. Such expenses are typically reimbursed by the tenants in this segment.
During the six months ended June 30, 2017, rental income decreased and operating expense reimbursements and property operating and maintenance expense increased in our triple-net leased healthcare facilities segment. Our Dispositions contributed $1.5 million to the decrease in revenue and $2.4 million to the increase in property operating expenses. Prior to their disposal, our Dispositions were experiencing significant operating shortfalls including decreasing occupancy. Also, because the operator of the Dispositions was not paying property operating expenses, we were required to fund these shortfalls.
Our Same Store properties in our triple net leased healthcare segment had a $2.9 million decrease in revenue and a $3.2 million increase in property operating expenses as compared to the six months ended June 30, 2016. The increase in property operating and maintenance expense is primarily due to collection issues with several of our triple net leased healthcare facility tenants, which have resulted from financial and operational challenges faced by them that have had, and could continue to have, an impact on rent payments that we receive from them.

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the six months ended June 30, 2017 and 2016:

	Same Store (1)				Acquisitions (2)				Segment Total
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident services and fee income	$92,765	$90,656	$2,109	2.3%	$1,523	$—	$1,523	NM	$94,288	$90,656	$3,632	4.0%
Rental income	6	1	5	NM	—	—	—	NM	6	1	5	NM
Total revenues	92,771	90,657	2,114	2.3%	1,523	—	1,523	NM	94,294	90,657	3,637	4.0%
Property operating and maintenance	64,097	64,062	35	0.1%	1,713	—	1,713	NM	65,810	64,062	1,748	2.7%
NOI	$28,674	$26,595	$2,079	7.8%	$(190)	$—	$(190)	NM	$28,484	$26,595	$1,889	7.1%
_______________

(1)	Our SHOP segment included 38 Same Store properties.

(2)	Our SHOP segment included 12 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities segment during the six months ended June 30, 2017.
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
During the six months ended June 30, 2017, resident services and fee income increased, while property operating and maintenance expense remained relatively flat at the Same Store properties in our SHOP segment as compared to the six months ended June 30, 2016. These increases are primarily due to higher resident rental rates and higher occupancy at our SHOPs in addition to expense control at the properties.
Contingent Purchase Price Consideration
During the six months ended June 30, 2016, we recognized $0.2 million of contingent purchase price consideration, which related to releases from a holdback escrow for unit renovations at one of our SHOPs. We did not recognize any contingent purchase price consideration for the six months ended June 30, 2017.
Impairment Charges
Impairment charges for the six months ended June 30, 2017 related to the held for sale classification of one real estate investment, which resulted in an impairment of $35,000 during the period. Impairment on sale of real estate investments for the six months ended June 30, 2016 related to the sale of two real estate investments, which resulted in an impairment of $0.4 million during the period.
Operating Fees to Related Parties
Operating fees to related parties increased $0.6 million to $10.9 million for the six months ended June 30, 2017 from $10.3 million for the six months ended June 30, 2016.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the three months ended June 30, 2016, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.7 million to $9.4 million for the six months ended June 30, 2017 from $8.8 million for the six months ended June 30, 2016.
We incurred $1.5 million in property management fees during the six months ended June 30, 2017 and 2016. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
In 2017, we approved certain changes to our operating fees to related parties, which may impact overall fees incurred. Note 10 - Related Party Transactions and Arrangements to our consolidated financial statements provides detail on the changes to our fees.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $4.6 million for the six months ended June 30, 2017 primarily related to costs associated with the negotiation and execution of the Purchase Agreement. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses of approximately $2.1 million for the six months ended June 30, 2016, primarily related to our board of director's evaluation of potential strategic alternatives available to us at the time.
General and Administrative Expenses
General and administrative expenses increased $1.2 million to $7.6 million for the six months ended June 30, 2017 from $6.4 million for the six months ended June 30, 2016, including $3.3 million incurred from related parties during each period. Expenses incurred primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $9.1 million to $39.8 million for the six months ended June 30, 2017 from $48.9 million for the six months ended June 30, 2016. Same Store depreciation and amortization decreased $9.6 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition.
Interest Expense
Interest expense increased $2.2 million to $12.1 million for the six months ended June 30, 2017 from $9.9 million for the six months ended June 30, 2016. The increase in interest expense is primarily related to higher overall outstanding debt including higher outstanding balances on our secured Credit Facilities.
We view our mix of financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income decreased to approximately $3,000 for the six months ended June 30, 2017 from 43,000 for the six months ended June 30, 2016. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Throughout 2016, we sold all of our positions in preferred stock, common stock, real estate income funds and our investment in a senior note, which resulted in a decrease in dividend and interest income from our investment portfolio during the six months ended June 30, 2017.
Gain on Sale of Real Estate Investment
Gain on sale of investment property for the six months ended June 30, 2017 related to the sale of a real estate investment, which resulted in a gain of $0.4 million during the period. We had no gain on sales of real estate investments during the six months ended June 30, 2016.
Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments for the six months ended June 30, 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our secured master credit facilities (the "Fannie Mae Master Credit Facilities"), which have floating interest rates. The loss of approximately $0.1 million reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges.
Income Tax Benefit
Income tax benefit of $0.4 million and $1.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $33,000 and $25,000 for the six months ended June 30, 2017 and 2016, respectively, which represents the portion of our net loss that is related to OP Unit and non-controlling interest holders.

Cash Flows for the Six Months Ended June 30, 2017
During the six months ended June 30, 2017, net cash provided by operating activities was $35.7 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. The decrease in net cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to lower revenues and higher operating expense at our triple net leased healthcare facilities. Also, acquisition and transaction expenses, higher interest expense and increased general and administrative expenses incurred during the six months ended June 30, 2017 contributed a significant amount to the decrease in net cash provided by operating activities. Cash inflows related to a net loss adjusted for non-cash items of $37.8 million (net loss of $10.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, share based compensation, bad debt expense, gain on real estate investment, loss on non-designated derivatives and impairment charges of $48.7 million), an increase in accounts payable and accrued expenses of $4.5 million primarily related to tenant security deposits received from our triple-net leased healthcare facilities and MOBs, higher accrued real estate taxes, property operating expenses and professional and legal fees, as well as an increase of $1.9 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $4.5 million due to rent, other receivables and prepaid insurance, a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $3.1 million and a $0.9 million decrease in restricted cash related to repair and maintenance, real estate taxes property insurance and mortgage insurance premium escrows on mortgaged properties.
Net cash used in investing activities during the six months ended June 30, 2017 was $20.8 million. The cash used in investing activities included $18.4 million for the acquisition of a MOB during the period and to fund the ongoing development of a skilled nursing facility in Jupiter, Florida. Also, $3.3 million of capital expenditures contributed to the cash used in investing activities, along with deposits for real estate acquisitions of $1.0 million. These outflows were partially offset by the proceeds received from our property sale during the six months ended of $0.8 million, cash received in the asset acquisition and transfer of operations of 12 SHOPs of $0.9 million and deposits received for unconsummated dispositions of a vacant land parcel and eight triple-net leased healthcare facilities of $0.3 million.
Net cash provided by financing activities of $114.0 million during the six months ended June 30, 2017 related to proceeds from our $250.0 million secured loan (the "MOB Loan") and proceeds from our Fannie Mae Master Credit Facilities of $128.1 million, partially offset by repayments of our senior secured revolving credit facility of $187.0 million (the "Revolving Credit Facility"), common stock repurchases of $27.9 million, distributions to stockholders of $39.1 million, payments of deferred financing costs of $8.5 million, mortgage principal repayments of $1.2 million, distributions to non-controlling interest holders of $0.3 million and payments for non-designated derivative instruments of $0.2 million.
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
Net cash used in financing activities of $26.3 million during the six months ended June 30, 2016 related to distributions to stockholders of $36.1 million, common stock repurchases of $12.2 million, mortgage principal repayments of $8.7 million, payments of deferred financing costs of $0.5 million and distributions to non-controlling interest holders of $0.3 million. These cash outflows were partially offset by proceeds from the Revolving Credit Facility of $31.5 million.

Liquidity and Capital Resources
As of June 30, 2017, we had $158.1 million of cash and cash equivalents. Our principal demands for cash will be for a funding our ongoing development project, acquisitions and capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.
Purchase Agreement
On June 16, 2017, we entered into the Purchase Agreement with HT III. The completion of the Asset Purchase pursuant to the Purchase Agreement is subject to conditions, including the approval of the Asset Purchase and HT III's plan of liquidation by HT III stockholders. The purchase price of $120.0 million (the “Purchase Price”) is payable on the date the Asset Purchase is consummated (the “Closing Date”) subject to closing adjustments for customary prorations and a reduction for debt assumption or repayment, all as provided in the Purchase Agreement. The only indebtedness being assumed or repaid is the loan secured by HT III’s Philip Center property (the “Philip Center Loan”). We will deposit $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account for the benefit of HT III on the Closing Date, and the Escrow Amount will be released in installments thereafter over a period of 14 months following the Closing Date.
We expect to utilize a combination of availability under our revolving credit facility (the "Revolving Credit Facility") and cash on hand to fund the closing of the Asset Purchase. At closing of the Asset Purchase, we expect to simultaneously add qualifying properties to the borrowing base of the Revolving Credit Facility, thereby increasing the borrowing capacity thereunder and allowing us to draw funds from the Revolving Credit Facility to pay a portion of the Purchase Price and other costs associated with the closing. Adding any property to the borrowing base of the Revolving Credit Facility is subject to conditions, including consent of the agent thereunder, and there can be no assurance these conditions will be met. If we are not able to meet these conditions, we will be required to use more cash on hand than would be optimal for our future capital plans in order to complete the Asset Purchase, which could adversely affect us.
Financings
We expect to fund our future short-term operating liquidity requirements through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities and other secured financings. Future advances under the Revolving Credit Facility are available based on the pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. We may request future advances under the Fannie Mae Master Credit Facilities which will only be available by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests.
As of June 30, 2017, our total debt leverage ratio (total debt divided by total assets) was approximately 35.3% and we had total borrowings of $815.3 million.
We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and the Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. Such actions may require us to pledge all or some of our properties as security for that debt. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
As of June 30, 2017, the balance outstanding under our Revolving Credit Facility was $280.5 million. Our unused borrowing capacity was $14.6 million, based on the pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Revolving Credit Facility matures on March 21, 2019. The Revolving Credit Facility requires us to meet certain financial covenants. As of June 30, 2017, we were in compliance with the financial covenants under the Revolving Credit Facility.
For the three and six months ended June 30, 2017, we increased our borrowings under the Fannie Mae Master Credit Facilities by $28.7 million and $82.1 million, respectively. As of June 30, 2017, the balance outstanding under our Fannie Mae Master Credit Facilities was $142.1 million. The Fannie Mae Master Credit Facilities are secured by first-priority mortgages on six of our seniors housing properties. The initial advances under the Fannie Mae Master Credit Facilities will mature on November 1, 2026.

On June 30, 2017, we entered into the MOB Loan and borrowed $250.0 million secured by 32 of our properties. We applied $175.0 million of the MOB Loan proceeds to repay amounts outstanding under our Revolving Credit Facility and obtained a release of certain of the mortgaged properties securing the MOB Loan from the borrowing base under the Revolving Credit Facility. The MOB Loan requires us to pay interest on a monthly basis with the principal balance due on the maturity date of June 30, 2022. As of June 30, 2017, we were in compliance with the financial covenants under the MOB Loan.
Acquisition
On April 7, 2017, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a single tenant, triple-net leased MOB for a contract purchase price of $12.5 million. The property is located in Lancaster, California and comprises 0.1 million square feet. We accounted for the purchase as an asset acquisition.
Share Repurchase Program
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
On June 14, 2017, we announced that our Board approved and adopted an amended and restated SRP that superseded and replaced the existing SRP, effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
The following table reflects the number of shares repurchased cumulatively through June 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Six months ended June 30, 2017 (1)	1,287,045	21.64
Cumulative repurchases as of June 30, 2017	2,262,075	$22.54
_____________________________

(1)
Includes (i) 1,273,179 shares repurchased during the three months ended March 31, 2017 for approximately $27.5 million at a weighted average price per share of $21.61, (ii) 13,866 shares repurchased during the three months ended June 30, 2017 for approximately $0.3 million at a weighted average price per share $24.02. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 263,460 shares repurchased for approximately $5.7 million at an average price per share of $21.46. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 18 - Subsequent Events.

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
The tables below reflect the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)	$(4,716)	$(10,855)
Depreciation and amortization(1)	20,240	19,068	39,308
Impairment charges	35	—	35
Gain on sale of real estate investment	—	(438)	(438)
Adjustments for non-controlling interests (2)	(99)	(77)	(176)
FFO attributable to stockholders	14,037	13,837	27,874
Acquisition and transaction related	2,845	1,743	4,588
Amortization of market lease and other intangibles, net	119	76	195
Straight-line rent adjustments	(1,052)	(367)	(1,419)
Amortization of mortgage premiums and discounts, net	(440)	(439)	(879)
Loss on non-designated derivatives	64	43	107
Capitalized construction interest costs	(418)	(484)	(902)
Adjustments for non-controlling interests (2)	(5)	(4)	(9)
MFFO attributable to stockholders	$15,150	$14,405	$29,555
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)	$(3,000)	$(4,555)
Depreciation and amortization(1)	24,408	24,084	48,492
Impairment on sale of real estate investments	—	389	389
Adjustments for non-controlling interests(2)	(124)	(118)	(242)
FFO attributable to stockholders	22,729	21,355	44,084
Acquisition and transaction-related fees and expenses	42	2,059	2,101
Amortization of market lease and other lease intangibles, net	27	34	61
Straight-line rent	(2,417)	(413)	(2,830)
Amortization and accretion of mortgage premiums and discounts, net	(514)	(488)	(1,002)
Contingent purchase price consideration	(6)	(219)	(225)
Capitalized construction interest costs	(173)	(203)	(376)
Adjustments for non-controlling interests(2)	18	(14)	4
MFFO attributable to stockholders	$19,706	$22,111	$41,817
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2017:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,700	$(1,897)	$(13,942)	$(6,139)
Impairment charges	35	—	—	35
Operating fees to related parties	—	—	5,301	5,301
Acquisition and transaction related	2,801	—	44	2,845
General and administrative	—	—	4,157	4,157
Depreciation and amortization	18,804	1,546	133	20,483
Interest expense	1,255	—	4,227	5,482
Interest and other income	(1)	—	—	(1)
Loss on non-designated derivative instruments	—	—	64	64
Income tax benefit (expense)	(242)		47	(195)
Net income (loss) attributable to non-controlling interests	3	—	(31)	(28)
NOI	$32,355	$(351)	$—	$32,004
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,703	$1,349	$(12,607)	$(1,555)
Contingent purchase price consideration	(6)	—	—	(6)
Operating fees to related parties	—	—	5,155	5,155
Acquisition and transaction related	6	—	36	42
General and administrative	—	—	3,987	3,987
Depreciation and amortization	23,500	982	133	24,615
Interest expense	1,680	—	3,304	4,984
Interest and other income	(3)	—	(19)	(22)
Income tax benefit (expense)	(501)	—	18	(483)
Net income (loss) attributable to non-controlling interests	1	—	(7)	(6)
NOI	$34,380	$2,331	$—	$36,711

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2017:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$11,874	$(185)	$6	$(16,411)	$(4,716)
Impairment charges	—	—	—	—	—
Operating fees to related parties	—	—	—	5,637	5,637
Acquisition and transaction related	—	—	—	1,743	1,743
General and administrative	—	—	—	3,419	3,419
Depreciation and amortization	18,322	191	694	132	19,339
Gain on sale of real estate investment	—	—	(438)	—	(438)
Interest expense	1,172	—	—	5,416	6,588
Interest and other income	(2)	—	—	—	(2)
Loss on non-designated derivative instruments	—	—	—	43	43
Income tax benefit (expense)	(242)			40	(202)
Net income (loss) attributable to non-controlling interests	(4)	—	18	(19)	(5)
NOI	$31,120	$6	$280	$—	$31,406
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,373	$641	$(13,014)	$(3,000)
Contingent purchase price consideration	(219)	—	—	(219)
Impairment on sale of real estate investments	—	389	—	389
Operating fees to related parties	—	—	5,172	5,172
Acquisition and transaction related	8	—	2,051	2,059
General and administrative	40	—	2,376	2,416
Depreciation and amortization	23,199	951	133	24,283
Interest expense	1,571	—	3,305	4,876
Interest and other income	(1)	—	(20)	(21)
Income tax benefit (expense)	(1,009)	—	17	(992)
Net income (loss) attributable to non-controlling interests	1	—	(20)	(19)
NOI	$32,963	$1,981	$—	$34,944

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2017:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$21,574	$(185)	$(1,891)	$(30,353)	$(10,855)
Impairment charges	35	—	—	—	35
Operating fees to related parties	—	—	—	10,938	10,938
Acquisition and transaction related	2,801	—	—	1,787	4,588
General and administrative	—	—	—	7,576	7,576
Depreciation and amortization	37,126	191	2,240	265	39,822
Interest expense	2,427	—	—	9,643	12,070
Interest and other income	(3)	—	—	—	(3)
Gain on sale of real estate investment	—	—	(438)	—	(438)
Loss on non-designated derivative instruments	—	—	—	107	107
Income tax benefit (expense)	(484)			87	(397)
Net income (loss) attributable to non-controlling interests	(1)	—	18	(50)	(33)
NOI	$63,475	$6	$(71)	$—	$63,410
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$19,076	$1,990	$(25,621)	$(4,555)
Contingent purchase price consideration	(225)	—	—	(225)
Impairment on sale of real estate investments	—	389	—	389
Operating fees to related parties	—	—	10,327	10,327
Acquisition and transaction related	14	—	2,087	2,101
General and administrative	40	—	6,363	6,403
Depreciation and amortization	46,699	1,933	266	48,898
Interest expense	3,252	—	6,608	9,860
Interest and other income	(5)	—	(38)	(43)
Income tax benefit (expense)	(1,510)	—	35	(1,475)
Net income (loss) attributable to non-controlling interests	2	—	(27)	(25)
NOI	$67,343	$4,312	$—	$71,655
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

The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including our financial condition, acquisitions and capital expenditures, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the six months ended June 30, 2017, distributions paid to common stockholders and OP Unit holders totaled $72.4 million, including $32.9 million, which was reinvested into additional shares of common stock through our DRIP. For the six months ended June 30, 2017, cash flows provided by operations were $35.7 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2017		June 30, 2017		June 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$37,536		$34,538		$72,074
Distributions on OP Units	169		177		346
Total distributions	$37,705		$34,715		$72,420

Source of distribution coverage:
Cash flows provided by operations	$18,633	49.4%	$17,092	49.2%	$35,725	49.3%
Proceeds received from common stock issued under the DRIP (1)	—	—%	146	0.4%	146	0.2%
Proceeds from the sale of real estate investments	18,656	49.5%	726	2.1%	19,382	26.8%
Cash received in asset acquisition	—	—%	859	2.5%	859	1.2%
Available cash on hand (2)	416	1.1%	15,892	45.8%	16,308	22.5%
Total source of distribution coverage	$37,705	100.0%	$34,715	100.0%	$72,420	100.0%

Cash flows provided by operations (in accordance with GAAP)	$18,633		$17,092		$35,725
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)		$(4,716)		$(10,855)
_______________

(1)	Net of share repurchases during the period.

(2)	Includes proceeds received from credit facilities and mortgage notes payable.
For the six months ended June 30, 2017, cash flows provided by operations were $35.7 million. If we do not generate sufficient cash flows from our operations, we may use proceeds from common stock reinvested under the DRIP, proceeds from our investment activities and cash from borrowings to fund our distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet distribution expectations. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
We may not generate sufficient cash flow from operations in 2017 and future periods to pay distributions at our current level or at all. The amount of cash available for distributions is impacted by many factors, such as rental income, the performance of our properties and our corporate operating expenses. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results and cash available for distribution may differ significantly from the estimates used by the Board in establishing a distribution rate to stockholders.

Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2017, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility, Fannie Mae Master Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2017. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of June 30, 2017, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Mae Master Credit Facilities had weighted-average effective interest rates per annum of 4.7%, 2.6% and 3.4%, respectively.

			Years Ended December 31,
(In thousands)	Total	July 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage notes payable	$392,638	$33,760	$45,121	$25,171	$288,586
Interest on mortgage notes payable	88,512	7,832	28,333	25,515	26,832
Revolving Credit Facility	280,500	—	280,500	—	—
Interest on Revolving Credit Facility	13,823	4,044	9,779	—	—
Fannie Mae Master Credit Facilities	142,116	—	—	130	141,986
Interest on Fannie Mae Master Credit Facilities	44,727	2,465	9,780	9,793	22,689
Lease rental payments due (1)	43,773	444	1,499	1,495	40,335
Development project funding commitment (2)	8,389	8,389	—	—	—
Total	$1,014,478	$56,934	$375,012	$62,104	$520,428
_______________________________

(1)	Lease rental payments due includes $3.3 million of imputed interest related to our capital lease obligations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of our Revolving Credit Facility, Fannie Mae Master Credit Facilities and mortgage notes payable, bears interest at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as caps, swaps, collars, options, floors and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2017, we had entered into four non-designated interest rate caps with a notional amount of $142.1 million and one designated interest rate swap with a notional amount of $250 million. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2017, our debt consisted of both fixed and variable rate debt. We had fixed rate secured mortgage notes payable with an aggregate gross carrying value of $380.3 million and a fair value of $380.8 million. A portion of the fixed rate mortgage notes are comprised of variable rate debt that is fixed as a result of the interest rate swap described above. Changes in market interest rates on our fixed rate debt impacts the fair value of the mortgage notes payable, but has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $5.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.0 million.
As of June 30, 2017, our variable rate Revolving Credit Facility and Fannie Mae Master Credit Facilities had an aggregate carrying value of $422.6 million and fair value of $423.4 million. We also had variable rate mortgage notes payable with an aggregate gross carrying value of $12.3 million and a fair value of $12.6 million. Interest rate volatility associated with these variable rate borrowings affects interest expense incurred and cash flow. The sensitivity analysis related to this variable rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable rate debt would increase or decrease our interest expense by $4.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the update described below:
Failure to complete the Asset Purchase, which is subject to conditions, could have adverse consequences for us.
The Asset Purchase is subject to certain conditions, some of which are out of our control, including, among other things, approval by HT III’s stockholders of both the Asset Purchase and HT III’s plan of liquidation and dissolution and customary closing conditions. HT III has not yet scheduled a stockholder meeting required to obtain these approvals. There can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived, if permitted, by the March 16, 2018 outside date, the Purchase Agreement may be terminated and the Asset Purchase would not be completed. There can be no assurance with respect to the timing of the completion of the Asset Purchase or whether the Asset Purchase will be completed on its current terms, or at all. Regardless of whether the Asset Purchase is completed, we are required to pay our expenses in connection with the Asset Purchase, including financial advisory, legal and accounting fees. If the Asset Purchase is not completed on a timely basis, or at all, we also will not realize any of the benefits expected from its completion. This loss of benefits, or the increase in risks, could have a material adverse effect on our business.
Moreover, at the closing of the Asset Purchase, we expect to simultaneously add qualifying properties to the borrowing base of our Revolving Credit Facility, thereby increasing the borrowing capacity thereunder and allowing us to draw funds from the Revolving Credit Facility to pay a portion of the Purchase Price and other costs associated with the closing. We expect to utilize a combination of availability under the Revolving Credit Facility and cash on hand to fund the closing of the Asset Purchase. Adding any property to the borrowing base of the Revolving Credit Facility is subject to conditions, including consent of the agent thereunder, and there can be no assurance these conditions will be met. If we are not able to meet these conditions, we will be required to use more cash on hand than would be optimal for our future capital plans, which could adversely affect us.
Item 2. Unregistered Sales of Equity Securities.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Six months ended June 30, 2017 (1)	1,287,045	21.64
Cumulative repurchases as of June 30, 2017	2,262,075	$22.54
_____________________________

(1)
Includes (i) 1,273,179 shares repurchased during the three months ended March 31, 2017 for approximately $27.5 million at a weighted average price per share of $21.61, (ii) 13,866 shares repurchased during the three months ended June 30, 2017 for approximately $0.3 million at a weighted average price per share $24.02. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 263,460 shares repurchased for approximately $5.7 million at an average price per share of $21.46. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 18 - Subsequent Events.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
RSP Amendment
On August 8, 2017, following approval by our Board, we amended (the “RSP Amendment”) our employee and director incentive restricted share plan (the "RSP"). Prior to the RSP Amendment, the RSP provided for the automatic grant of 1,333 restricted shares of our common stock (“restricted shares”) to each of our independent directors, without any further approval by the Board or the stockholders, after initial election to the Board and after each annual stockholder meeting. Following the Amendment, the number of restricted shares to be issued automatically in those circumstances is equal to 30,000 divided by the then-current Estimated Per-Share NAV. These restricted shares vest over a five-year period following the grant date in increments of 20.0% per annum.
The descriptions of the RSP Amendment above is a summary and is qualified in its entirety by the terms of the RSP Amendment. A copy of the RSP Amendment is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Appointment of Chief Executive Officer
On August 8, 2017, W. Todd Jensen was named chief executive officer of the Company. Previously, Mr. Jensen served as interim chief executive officer of the Company. Mr. Jensen will continue to serve in his capacity as president of the Company and as chief executive officer and president of the Advisor.

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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1(2)
Purchase Agreement, dated as of June 16, 2017, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., ARHC TRS Holdco II, LLC, American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and ARHC TRS Holdco III, LLC.

10.2(3)	Loan Agreement, dated as of June 30, 2017 among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto.
10.3(3)	Guaranty of Recourse Obligations, dated as of June 30, 2017 by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.4(3)
Hazardous Materials Indemnity Agreement, dated as of June 30, 2017 by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.5*	First Amendment to Employee and Director Incentive Restricted Share Plan, Effective as of August 8, 2017.
99.1(1)	Second Amended and Restated Share Repurchase Program.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2017.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2017.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2017.