Form 10-Q
period 2017-09-30
Healthcare Trust, Inc.
filed 2017-11-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
As of October 31, 2017, the registrant had 90,571,271 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$189,889	$187,868
Buildings, fixtures and improvements	1,862,403	1,872,590
Construction in progress	67,926	60,055
Acquired intangible assets	239,503	234,749
Total real estate investments, at cost	2,359,721	2,355,262
Less: accumulated depreciation and amortization	(294,655)	(241,027)
Total real estate investments, net	2,065,066	2,114,235
Cash and cash equivalents	67,113	29,225
Restricted cash	5,104	3,962
Assets held for sale	37,822	—
Derivative assets, at fair value	20	61
Straight-line rent receivable, net	14,051	12,026
Prepaid expenses and other assets	24,394	22,073
Deferred costs, net	12,071	12,123
Total assets	$2,225,641	$2,193,705
LIABILITIES AND EQUITY
Mortgage notes payable, net	$351,976	$142,754
Credit facilities	422,616	481,500
Market lease intangible liabilities, net	18,466	20,187
Derivative liabilities, at fair value	124	—
Accounts payable and accrued expenses (including $1,040 and $862 due to related parties as of September 30, 2017 and December 31, 2016, respectively)	36,741	27,080
Deferred rent	5,242	4,986
Distributions payable	10,763	12,872
Total liabilities	845,928	689,379
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 90,356,431 and 89,368,899 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	904	894
Additional paid-in capital	1,995,013	1,981,136
Accumulated other comprehensive loss	(124)	—
Accumulated deficit	(624,289)	(486,574)
Total stockholders' equity	1,371,504	1,495,456
Non-controlling interests	8,209	8,870
Total equity	1,379,713	1,504,326
Total liabilities and equity	$2,225,641	$2,193,705

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$23,118	$24,980	$71,221	$77,984
Operating expense reimbursements	3,906	4,196	11,896	11,677
Resident services and fee income	52,048	46,428	146,336	137,084
Contingent purchase price consideration	—	(83)	—	142
Total revenues	79,072	75,521	229,453	226,887

Expenses:
Property operating and maintenance	48,443	44,041	135,414	123,527
Impairment charges	18,958	—	18,993	389
Operating fees to related parties	5,635	5,199	16,573	15,526
Acquisition and transaction related	(261)	958	4,327	3,059
General and administrative	3,540	2,874	11,116	9,277
Depreciation and amortization	19,089	27,347	58,911	76,245
Total expenses	95,404	80,419	245,334	228,023
Operating income	(16,332)	(4,898)	(15,881)	(1,136)
Other income (expense):
Interest expense	(8,838)	(4,923)	(20,908)	(14,783)
Interest and other income	302	2	305	45
Gain on sale of real estate investment	—	1,330	438	1,330
Loss on non-designated derivatives	(22)	—	(129)	—
Gain on sale of investment securities	—	56	—	56
Total other expenses	(8,558)	(3,535)	(20,294)	(13,352)
Loss before income taxes	(24,890)	(8,433)	(36,175)	(14,488)
Income tax benefit (expense)	652	(260)	1,049	1,215
Net loss	(24,238)	(8,693)	(35,126)	(13,273)
Net income attributable to non-controlling interests	102	29	135	54
Net loss attributable to stockholders	(24,136)	(8,664)	(34,991)	(13,219)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivative	172	—	(124)	—
Unrealized gain (loss) on investment securities, net	—	(43)	—	6
Comprehensive loss attributable to stockholders	$(23,964)	$(8,707)	$(35,115)	$(13,213)

Basic and diluted weighted-average shares outstanding	89,821,799	88,285,390	89,599,655	87,472,855
Basic and diluted net loss per share	$(0.27)	$(0.10)	$(0.39)	$(0.15)
Distributions declared per share	$0.37	$0.43	$1.15	$1.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	89,368,899	$894	$1,981,136	$—	$(486,574)	$1,495,456	$8,870	$1,504,326
Common stock issued through distribution reinvestment plan	2,167,300	22	47,320	—	—	47,342	—	47,342
Common stock repurchases	(1,554,768)	(16)	(33,583)	—	—	(33,599)	(31)	(33,630)
Share-based compensation	375,000	4	140	—	—	144	—	144
Distributions declared	—	—	—	—	(102,724)	(102,724)	—	(102,724)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(495)	(495)
Other comprehensive loss	—	—	—	(124)	—	(124)	—	(124)
Net loss	—	—	—	—	(34,991)	(34,991)	(135)	(35,126)
Balance, September 30, 2017	90,356,431	$904	$1,995,013	$(124)	$(624,289)	$1,371,504	$8,209	$1,379,713

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(35,126)	$(13,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,911	76,245
Amortization of deferred financing costs	4,271	3,373
Amortization of mortgage premiums and discounts, net	(1,279)	(1,485)
Amortization of market lease and other intangibles, net	222	113
Bad debt expense	9,945	8,157
Share-based compensation	144	73
Gain on sale of investment securities	—	(56)
Gain on sale of real estate investments, net	(438)	(941)
Loss on non-designated derivatives	129	—
Impairment charges	18,993	—
Changes in assets and liabilities:
Straight-line rent receivable	(4,537)	(6,534)
Prepaid expenses and other assets	(9,969)	(5,146)
Accounts payable, accrued expenses and other liabilities	7,216	1,897
Deferred rent	(488)	1,434
Restricted cash	(1,142)	76
Net cash provided by operating activities	46,852	63,933
Cash flows from investing activities:
Investments in real estate	(61,788)	(21,761)
Deposits paid for unconsummated acquisitions	(540)	—
Deposits received for unconsummated dispositions	1,125	100
Capital expenditures	(5,569)	(5,727)
Proceeds from sale of investment securities	—	1,140
Cash received in asset acquisition	865	—
Proceeds from sale of real estate investment	757	26,065
Net cash used in investing activities	(65,150)	(183)
Cash flows from financing activities:
Proceeds from credit facilities	128,116	46,500
Payments of credit facilities	(187,000)	—
Proceeds from mortgage notes payable	250,000	—
Payments on mortgage notes payable	(34,417)	(15,085)
Payments for derivative instruments	(88)	—
Payments of deferred financing costs	(8,840)	(958)
Common stock repurchases	(33,599)	(12,184)
Distributions paid	(57,491)	(55,544)
Distributions to non-controlling interest holders	(495)	(519)
Net cash provided by (used in) financing activities	56,186	(37,790)
Net change in cash and cash equivalents	37,888	25,960
Cash and cash equivalents, beginning of period	29,225	24,474
Cash and cash equivalents, end of period	$67,113	$50,434

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,187	$13,883
Cash paid for income taxes	$64	$339
Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$47,342	$55,971
Capital expenditures assumed in asset acquisition	$605	$—
Liabilities assumed in real estate acquisitions	$60	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of September 30, 2017, the Company owned 166 properties located in 29 states and comprised of 8.6 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014. As of September 30, 2017, the Company had 90.4 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), and had received total net proceeds from the IPO and DRIP of $2.2 billion, net of share repurchases.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2017. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2017 other than the updates described below.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company will adopt this guidance effective January 1, 2018 and currently expects to utilize the modified retrospective approach upon adoption and does not expect that this will result in a significant cumulative-effect adjustment to equity.
The Company has progressed in its project plan in evaluating its various revenue streams in order to identify any differences in the timing, measurement or presentation of revenue recognition under ASC 606 and ASC Topic 842, Leases (“ASC 842”). Based on the Company’s evaluation of its various revenue streams, the Company believes that certain elements of resident services and fees in its seniors housing - operating properties ("SHOP") segment as well as gains on the sale of real estate could be impacted by the adoption of ASC 606.
Resident services and fees that may be affected by ASC 606 are generated through services the Company provides to residents of its seniors housing communities that are in addition to the residents’ contractual rights to occupy living and common-area space at the communities, such as care, meals, transportation, and activities. ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While these revenue streams may be subject to the application of ASC 606, the Company believes that the timing of revenue recognition will be consistent with the current accounting model because the revenues associated with these services are generally recognized on a monthly basis.
As it relates to gains on the sale of real estate, the Company expects that this standard could have an impact on the timing of gains on certain sales of real estate as a result of more transactions generally qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Specifically, the Company expects that this would impact partial sales of real estate in situations where the Company no longer retains a controlling financial interest. If the Company were to enter into partial sales of real estate, the Company would derecognize the real estate asset consistent with the principles outlined in ASC 606 and any retained non-controlling ownership interest would be measured at fair value consistent with the guidance on noncash consideration in ASC 606.
Lastly, upon adoption of ASC 606, the Company believes that it will likely have to separately disclose the components of its total revenue between lease revenue accounted for under existing lease guidance and service revenue accounted for under ASC 606. The Company is continuing to evaluate any differences in the timing, measurement, or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes resulting from ASC 606 as well as ASC Topic 842, Leases as discussed below.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity's accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact to the Company's consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASC 842 supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

is permitted. ASC 842 will impact the lease accounting model for both lessees and lessors. The Company will adopt this guidance effective January 1, 2019.
The Company is a lessee for 19 of its properties for which it has ground leases as of September 30, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company anticipates that it will elect the following practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases, which allow the Company to not have to reassess the following upon adoption: (i) whether any expired or existing contract contains a lease, (ii) lease classification related to expired or existing leases, or (iii) whether costs incurred on existing leases qualify as initial direct costs. The Company is continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact to the Company's consolidated financial position, results of operations and cash flows.
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact to the Company's consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The Company will adopt this guidance effective January 1, 2018, using a retrospective transition method. As a result, the Company will restate its statements of cash flows for all periods presented to include restricted cash in the beginning and ending cash balances and remove all transfers between cash and restricted cash from operating, investing and financing activities.
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
In February 2017, the FASB issued guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of in substance non-financial assets, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future sales of real estate in which the Company retains a non-controlling interest in the property would result in the full gain amount being recognized at the time of the partial sale. Historically, the Company has not retained any interest in properties it has sold.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future modifications to our issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
In August 2017, the FASB issued guidance to better align cash flow and fair value hedge accounting with the corresponding risk management activities. Among other things, the amendments expand which hedging strategies are eligible for hedge accounting, align the timing of recognition of hedge results with the earnings effect of the hedged item and allow companies to include the change in fair value of the derivative in the same income statement line item as the earnings effect of the hedged item. Additionally, for cash flow hedges that are highly effective, the update allows for all changes in fair value of the derivative to be recorded in other comprehensive income. The revised guidance is effective for reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of this new guidance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 166 properties as of September 30, 2017. The Company invests in medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the nine months ended September 30, 2017, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of three single tenant MOBs for an aggregate contract purchase price of $33.0 million and one SHOP property for a contract purchase price of $20.8 million. The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2017 as well as capitalized construction in progress during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Real estate investments, at cost:
Land	$6,960	$—
Buildings, fixtures and improvements	40,344	—
Construction in progress	7,871	21,761
Total tangible assets	55,175	21,761
Acquired intangibles:
In-place leases(1)	6,566	—
Below-market lease liabilities(1)	(13)	—
Total assets and liabilities acquired, net	61,728	21,761
Other liabilities	(60)	—
Cash paid for real estate investments	$61,788	$21,761
Number of properties purchased	4	—
_______________

(1)	Weighted-average remaining amortization periods for in-place leases and a below-market lease liability acquired during the nine months ended September 30, 2017 were 7.6 and 8.9 years, respectively.
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2017 — December 31, 2017	$21,743
2018	84,077
2019	79,300
2020	74,293
2021	69,351
Thereafter	382,070
Total	$710,834

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of September 30, 2017 and 2016, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2017 and 2016:

	September 30,
State	2017	2016
Florida	17.2%	17.6%
Georgia	10.3%	10.9%
Michigan	15.2%	*
Pennsylvania	10.8%	11.0%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	September 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$200,704	$127,167	$73,537	$195,940	$115,641	$80,299
Intangible market lease assets	28,210	7,420	20,790	28,220	5,798	22,422
Other intangible assets	10,589	772	9,817	10,589	574	10,015
Total acquired intangible assets	$239,503	$135,359	$104,144	$234,749	$122,013	$112,736
Intangible market lease liabilities	$25,080	$6,614	$18,466	$25,614	$5,427	$20,187
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Amortization of in-place leases and other intangible assets(1)	$3,925	$12,595	$13,491	$31,343
Amortization and (accretion) of above- and below-market leases, net(2)	$(64)	$(44)	$(230)	$(171)
Amortization and (accretion) of above- and below-market ground leases, net(3)	$43	$43	$129	$129
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	October 1, 2017 — December 31, 2017	2018	2019	2020	2021
In-place lease assets	$3,753	$13,606	$11,109	$9,365	$7,817
Other intangible assets	153	612	568	414	414
Total to be added to amortization expense	$3,906	$14,218	$11,677	$9,779	$8,231

Above-market lease assets	$(403)	$(1,357)	$(1,068)	$(742)	$(532)
Below-market lease liabilities	503	1,852	1,572	1,415	1,266
Total to be added to rental income	$100	$495	$504	$673	$734

Below-market ground lease assets	$53	$212	$212	$212	$212
Above-market ground lease liabilities	(10)	(40)	(40)	(40)	(40)
Total to be added to property operating and maintenance expense	$43	$172	$172	$172	$172
Transfer of Operations
On June 8, 2017, the Company's taxable REIT subsidiary, through 12 separately executed membership interest or stock transfer agreements, acquired 12 operating entities that leased 12 healthcare facilities previously included in the Company's triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company's SHOP segment. As a part of the transition, the Company's subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). As part of the transition of operations, the Company now controls the operating entities that hold the operating licenses for the healthcare facilities. The Company determined the transition of operations to be an asset acquisition and accounted for such transfer accordingly.
At closing of the transfer of operations, the Company assumed the following assets and liabilities which are included in the consolidated balance sheet within the line items as shown below. The amounts below reflect the fair values of these assets and liabilities, as of the transfer closing date, to the appropriate financial statement line as shown below during the nine months ended September 30, 2017.

(In thousands)	June 8, 2017
Buildings, fixtures and improvements	$538
Cash and cash equivalents	865
Prepaid expenses and other assets	690
Total assets acquired	$2,093

Accounts payable and accrued expenses	$1,349
Deferred rent	744
Total liabilities acquired	$2,093
Real Estate Sale
During the nine months ended September 30, 2017, the Company sold the Dental Arts Building located in Peoria, Arizona for an aggregate contract sales price of $0.8 million, exclusive of closing costs. The sale of this property resulted in a gain of $0.4 million for the nine months ended September 30, 2017, which is reflected within gain on sale of real estate investment in the consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

During the nine months ended September 30, 2016, the Company sold Gregory Ridge Living Center ("Gregory Ridge") and Parkway Health Care Center ("Parkway"), both located in Kansas City, Missouri. The sale of these properties resulted in an impairment charge of $0.4 million for the nine months ended September 30, 2016, which is reflected within impairment charges in the consolidated statements of operations and comprehensive loss.
During the three and nine months ended September 30, 2016, the Company sold Redwood Radiology and Outpatient Center ("Redwood Radiology") located in Santa Rosa, California for an aggregate contract price of $17.5 million. The sale of this property resulted in a gain of $1.3 million for the three and nine months ended September 30, 2016, which is reflected within gain on sale of real estate investments in the consolidated statements of operations and comprehensive loss.
The following table summarizes the four properties sold during the nine months ended September 30, 2016 and September 30, 2017.

Property (In thousands)	Disposition Date	Contract Sale Price	Gain (Impairment) on Sale, Net
Gregory Ridge Living Center - Kansas City, MO	June 1, 2016	$4,300	$(126)
Parkway Health Center Care Center - Kansas City, MO	June 1, 2016	4,450	(263)
Redwood Radiology and Outpatient Center - Santa Rosa, CA	September 30, 2016	17,500	1,330
Dental Arts Building - Peoria, AZ	May 16, 2017	825	438
Total		$27,075	$1,379
Less: disposal costs (1)		(428)
Proceeds from the sale of real estate investments		$26,647
_______________
(1) As of September 30, 2016 the Company had $0.2 million of unpaid brokerage commissions.

The sales of Gregory Ridge, Parkway, Redwood Radiology, and the Dental Arts Building did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Gregory Ridge, Parkway, Redwood Radiology, and the Dental Arts Building remain classified within continuing operations for all periods presented until the respective sale dates.
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
In January 2017, the Company entered into an agreement to sell eight of its skilled nursing facility properties in Missouri (the "Missouri SNF Properties") for an aggregate contract purchase price of $42.0 million if closing occurs in 2017, and $44.1 million if closing occurs in 2018 (including any amendments thereto, the "Missouri SNF PSA"). Subsequently, in February 2017, the due diligence period of the Missouri SNF PSA expired and, concurrently with the expiration of the due diligence period, the Company stopped recognizing depreciation and amortization expense and reclassified the Missouri SNF Properties as held for sale on the consolidated balance sheet. The Missouri SNF PSA provides for an extended closing period to include seven closing adjournment periods, each requiring a non-refundable deposit through the final closing adjournment date, September 28, 2018. The Company does not have a material relationship with the potential buyer, and the disposition will not be an affiliated transaction. Although the Company believes the disposition of the Missouri SNF Properties is probable, there can be no assurance that the disposition will be consummated per the terms of the Missouri SNF PSA or at all. While the Company continues to expect the disposition to be consummated before December 31, 2017, see Note 18 — Subsequent Events for further details on the Missouri SNF Properties. In connection with the Missouri SNF Properties being classified as held for sale, the Company recognized an impairment charge of approximately $35,000 on one of the eight Missouri SNF Properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In February 2017, the Company's then-existing operator entered into an agreement to transfer the operations of the Missouri SNF Properties to a new operator (the "Missouri SNF OTA"). The Missouri SNF OTA permanently transferred all aspects of operations to the new operator effective February 15, 2017 and was not dependent on closing on the sale of the Missouri SNF Properties as outlined in the Missouri SNF PSA. On March 1, 2017, in connection with the new operator assuming the leases of the Missouri SNF Properties from the old operator pursuant to the Missouri SNF OTA, the Company paid its third-party broker a leasing commission of $0.4 million. The Company capitalized this cost to deferred costs, net on the consolidated balance sheet as of September 30, 2017 and is amortizing the cost through December 31, 2017, the expected disposition date of the Missouri SNF Properties.
Additionally, on March 1, 2017, in connection with the Missouri SNF PSA and Missouri SNF OTA, the Company reached an agreement with the prior tenants of the Missouri SNF Properties to provide a one-time payment of $2.8 million by the Company to a creditor of the prior tenants in order to close on the transfer of operations of the Missouri SNF Properties. This payment was made in March 2017 and is included in the Company's acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017.
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of September 30, 2017:

(In thousands)	September 30, 2017
Real estate held for sale, at cost:
Land	$3,131
Buildings, fixtures and improvements	38,596
Total real estate held for sale, at cost	41,727
Less accumulated depreciation and amortization	(3,870)
Real estate assets held for sale, net	37,857
Impairment charges related to properties reclassified as held for sale	(35)
Assets held for sale	$37,822
Impairment of Held for Use Real Estate Investments
As of September 30, 2017, the Company owned 37 held for use properties for which the Company had reconsidered the projected cash flows due to continued declining performance. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a discounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods, assessment of terminal values, property capitalization rates, and discount rates. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
For some of the held for use properties noted above, the Company used a broker opinion of value to estimate future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at this value and within a specified time in the future. There can be no guarantee that the sales of these properties will close under these terms or at all.
As a result of its consideration of impairment, the Company determined that the carrying value of six held for use properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $19.0 million, which is included on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2017. The estimated fair value of the remaining properties evaluated was greater than their carrying value.
Note 4 — Investment Securities
As of September 30, 2017 and December 31, 2016, the Company had no investment securities. Investment securities previously owned were sold during the third quarter 2016. During the three and nine months ended September 30, 2016, the Company had unrealized gain/(loss) on investment securities of approximately ($43,000) and $6,000, respectively, which is reflected in the consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

During the three and nine months ended September 30, 2016, the Company sold its investments in preferred stock with a cost basis and sale price of $1.1 million, which resulted in a realized gain on sale of investment of $0.1 million.
Note 5 — Credit Facilities
The Company has the following credit facilities outstanding as of September 30, 2017 and December 31, 2016:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties(1)		September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	45	(2)	$280,500	$421,500	2.25%		2.00%		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	2	(3)	83,439	30,000	3.48%		3.24%		Nov. 2026
KeyBank Facility	4	(4)	58,677	30,000	3.50%		3.24%		Nov. 2026
Total Fannie Mae Master Credit Facilities			142,116	60,000
Total Credit Facilities	51		$422,616	$481,500	2.67%	(5)	2.15%	(5)
_______________

(1)	Encumbered as of September 30, 2017.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on two of the Company’s seniors housing properties located in Florida as of September 30, 2017.

(4)	Secured by first-priority mortgages on four of the Company’s seniors housing properties located in Michigan, Missouri and Kansas as of September 30, 2017.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2017 and December 31, 2016.
Revolving Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility in the amount of $50.0 million (as amended from time to time, the "Revolving Credit Facility"). The Company amended the Revolving Credit Facility in 2014 and 2015, which, among other things, allowed for borrowings of up to $565.0 million. The Revolving Credit Facility also contains a sub-facility for letters of credit of up to $25.0 million and an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million, subject to borrowing base availability. On February 24, 2017, the Company further amended its Revolving Credit Facility, which, among other things, amended the method and inputs used in the calculation of certain financial covenants contained within the Revolving Credit Facility.
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
The Revolving Credit Facility provides for monthly interest payments for each Base Rate loan and periodic interest payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date of March 21, 2019. The Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty (subject to standard breakage costs). The Revolving Credit Facility requires the Company to meet certain financial covenants. In the event of a default, the lender has the right to terminate its obligations under the Revolving Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
In October 2017, the Company paid down $104.8 million of the outstanding balance on the Revolving Credit Facility in conjunction with the expansion of its master credit facility issued through Fannie Mae’s Multifamily MBS program and the sixth amendment of the Revolving Credit Facility.  Additionally, in November 2017, the Company pledged 13 real estate assets to the Revolving Credit Facility and subsequently borrowed $54.0 million on the Revolving Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of November 9, 2017, the Company's unused borrowing capacity under the Revolving Credit Facility was $11.3 million, based on a pool of eligible unencumbered real estate assets comprising the borrowing base thereunder.  The Company, with agreement of the administrative agent and the requisite lenders under the Revolving Credit Facility, calculated the borrowing capacity on such date rather than as of September 30, 2017, due to the decline in occupancy of four properties.  Three of these properties had already been removed from the borrowing base under the Revolving Credit Facility subsequent to September 30, 2017 and financed through a master credit facility issued through Fannie Mae’s Multifamily MBS program. As a result of the agreement of the administrative agent and the requisite lenders described above and giving effect to the sixth amendment to the Revolving Credit Facility, the Company is in compliance with the financial covenants under the Revolving Credit Facility.
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
Each Fannie Mae Master Credit Facility provides for an initial $30.0 million of advances. The Fannie Mae Master Credit Facilities are secured by six properties, in aggregate. The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Mae Master Credit Facilities will mature on November 1, 2026. Beginning December 1, 2016, the annual interest rates under the Fannie Mae Master Credit Facilities changed to vary on a monthly basis and are equal to the sum of the current one month LIBOR and 2.62%, with a floor of 2.62%. Prior to December 1, 2016, borrowings under the KeyBank Facility and the Capital One Facility bore interest at rates of 3.15% and 3.16%, respectively, per annum. Effective October 31, 2016, in conjunction with the execution of the Fannie Mae Master Credit Facilities, the OP entered into two interest rate cap agreements (the "IR Caps") with an unrelated third party, which caps interest paid on amounts outstanding under the Fannie Mae Master Credit Facilities at a maximum of 3.5%. The IR Caps terminate on November 1, 2019. The Fannie Mae Master Credit Agreements require the Company to enter into replacement interest rate cap or swap agreements upon termination of the IR Caps, to the extent any variable rate loans are outstanding on the date of termination. See Note 8 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.
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
The initial advances under the Fannie Mae Master Credit Facilities may not be prepaid until November 1, 2017, after which they may be prepaid in full or in part through July 31, 2026 with payment of a 1% prepayment premium, and may be freely prepaid in full or in part thereafter. The Fannie Mae Master Credit Agreements provide for optional acceleration by the Lender upon an event of default. The Fannie Mae Master Credit Agreements contain customary events of default, including the breach of transfer prohibitions, principal or interest payment defaults and bankruptcy-related defaults.
On March 30, 2017, the Company increased its advances under the Capital One Facility by $53.4 million (the "2017 Capital One Advance"). The 2017 Capital One Advance was secured by the value of the initial mortgaged properties securing the Capital One Facility. In connection with the 2017 Capital One Advance, the OP entered into an additional interest rate cap agreement (the "2017 Capital One IR Cap") with an unrelated third party, which caps interest paid on amounts outstanding on the 2017 Capital One Advance at a maximum of 3.5%. The 2017 Capital One IR Cap terminates on April 1, 2020. See Note 8 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Upon an event of default under each Fannie Mae Master Credit Agreement, payment of any unpaid amounts under the applicable Fannie Mae Master Credit Facility may be accelerated by Lender and Lender may exercise its rights with respect to the applicable pool of seniors housing properties securing the applicable Fannie Mae Master Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 6 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of September 30, 2017 and December 31, 2016:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	September 30, 2017	December 31, 2016	September 30, 2017		Interest Rate		Maturity
		(In thousands)	(In thousands)
Medical Center of New Windsor - New Windsor, NY	—	$—	$8,602	—%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	—	—	3,414	—%		Fixed		Sep. 2017
Countryside Medical Arts - Safety Harbor, FL	1	5,808	5,904	5.94%		Variable	(2)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,419	6,526	5.94%		Variable	(2)	Apr. 2019
Slingerlands Crossing Phase I - Bethlehem, NY	—	—	6,589	—%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	—	—	7,671	—%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	—	—	6,719	—%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI (5)	6	30,539	30,858	6.55%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,353	3,428	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,087	3,151	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,486	24,820	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,598	7,698	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,338	17,540	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,758	10,884	3.98%		Fixed		May 2049
MOB Loan	32	250,000	—	4.43%		Fixed	(4)	June 2022
Gross mortgage notes payable	48	359,386	143,804	4.58%	(3)
Deferred financing costs, net of accumulated amortization		(6,597)	(1,516)
Mortgage premiums and discounts, net		(813)	466
Mortgage notes payable, net		$351,976	$142,754
_______________

(1)
Does not include eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. See Note 5 — Credit Facilities for further details.

(2)	Weighted average interest rate changed from a fixed to a variable rate beginning in June 2017 and will remain variable throughout the remaining term of the mortgage.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2017.

(4)	Variable rate loan which is fixed as a result of entering into interest rate swap agreements. Note 8 — Derivatives and Hedging Activities.

(5)
On November 1, 2017, the Company paid off mortgage notes secured by the six properties comprising the Aurora Healthcare Center Portfolio and reduced the Company’s outstanding mortgage notes payable by $30.5 million. See Note 18 — Subsequent Events for further details.

On June 30, 2017, Capital One, National Association ("Capital One, NA"), as administrative agent and lender, and certain other lenders (collectively, the "MOB Lenders"), made a loan in the aggregate amount of $250.0 million (the “MOB Loan”) to certain subsidiaries of the OP. In connection with the MOB Loan, the OP entered into a Guaranty of Recourse Obligations (the “Guaranty”) and a Hazardous Materials Indemnity Agreement (the “Environmental Indemnity”) in favor of Capital One, NA and the MOB Lenders. Pursuant to the Guaranty, the OP has guaranteed, among other things, specified losses arising from certain actions of any of the OP's subsidiaries, including fraud, willful misrepresentation, certain intentional acts, misapplication of funds, physical waste, and failure to pay taxes. The Guaranty requires the Company to maintain a certain minimum of shareholders’ equity on its balance sheet. Pursuant to the Environmental Indemnity, the OP and the Company's subsidiaries that directly own or lease the mortgaged properties have indemnified the MOB Lenders against losses, costs or liabilities related to certain environmental matters.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
As of September 30, 2017, the Company had pledged $672.3 million in total real estate investments as collateral for its $359.4 million of mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2017 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2017 — December 31, 2017	$508
2018	32,053
2019	13,072
2020	24,279
2021	892
Thereafter	288,582
Total	$359,386
Some of the Company's mortgage note agreements (including the MOB Loan) require the compliance with certain property-level financial covenants, including debt service coverage ratios. As of September 30, 2017, the Company was in compliance with these financial covenants.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The Company had impaired real estate investments held for sale, which were carried at fair value on the consolidated balance sheet as of September 30, 2017. Impaired real estate investments held for sale were valued using the sale price from the Missouri SNF PSA less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy. There were no impaired real estate investments held for sale as of December 31, 2016.
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of September 30, 2017. As of September 30, 2017, the Company owned 37 held for use properties for which the Company had reconsidered the projected cash flows due to continued declining performance. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a discounted cash flow approach to estimate the future cash flows expected to be generated. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of six held for use properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $19.0 million, which is included on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2017. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods, assessment of terminal values, property capitalization rates, and discount rates, all of which are unobservable inputs. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2017
Derivatives, net	Recurring	$—	$(104)	$—	$(104)
Impaired assets held for use	Non-recurring	—	—	16,586	16,586
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$1,219	$16,586	$17,805

December 31, 2016
Derivatives, net	Recurring	$—	$61	$—	$61
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2017	September 30, 2017	December 31, 2016	December 31, 2016
Gross mortgage notes payable and mortgage premium and discounts, net	3	$358,573	$359,935	$144,270	$144,261
Revolving Credit Facility	3	$280,500	$280,500	$421,500	$421,500
Fannie Mae Master Credit Facilities	3	$142,116	$142,895	$60,000	$60,000
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
Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
The Company currently has two interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company's interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The Company tests the effectiveness of its designated hedges. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, from October 1, 2017 through September 30, 2018, the Company estimates that $1.1 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives designated as cash flow hedges as of December 31, 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	September 30, 2017		December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swap	2	$250,000	—	$—
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017. The Company did not have any derivatives designated as cash flow hedges as of September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Amount of loss recognized into accumulated other comprehensive loss on designated derivatives (effective portion)	$(243)	$—	$(539)	$—
Amount of loss reclassified out of accumulated other comprehensive loss on designated derivatives (effective portion)	$(415)	$—	$(415)	$—
Derivatives Not Designated as Hedges
The Company currently has four interest rate caps that are not designated as hedges in qualified hedging relationships. The interest rate caps are used as part of the Company's interest rate risk management strategy. Changes in the fair value of the Company's interest rate caps are recorded directly in earnings, which resulted in a loss of approximately $22 thousand and $0.1 million for the three and nine months ended September 30, 2017, respectively. The Company did not have any derivatives not designated as hedges outstanding as of September 30, 2016.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	4	$142,116	2	$60,000
Balance Sheet Classification
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swap	Derivative liabilities, at fair value	$(124)	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$20	$61
Credit-risk-related Contingent Features
The Company has an ISDA Master Agreement in place with each of its interest rate swap counterparties that contains a cross-default provision.  Under this cross-default provision, if the Company defaults on its loan obligations in an amount equal to$50,000,000.00 or more and such default results in an acceleration of the Company’s obligation to repay such borrowed amounts,

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

an event of default with respect to the Company under these  ISDA Master Agreements will be triggered and give the Company’s derivative counterparties the right to terminate their derivatives transactions with the Company. Generally, a default related to obligations for borrowed money that is caused solely due to a technical or administrative error that has been remedied within three (3) business days after notice of such default will not result in an event of default under the Company’s ISDA Master Agreements.
As of September 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $0.3 million. As of September 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
As of September 30, 2017 and December 31, 2016, the Company had 90.4 million and 89.4 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP, net of shares repurchases. As of September 30, 2017 and December 31, 2016, the Company had received total net proceeds from the IPO and DRIP, net of shares repurchases, of $2.2 billion.
In April 2013, the Company's board of directors (the "Board") authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On March 30, 2017, the Board approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") as of December 31, 2016. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Company's Board, provided that such estimates will be made at least once annually.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2017, the Company issued 2.2 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $47.3 million.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Nine months ended September 30, 2017 (1)	1,554,768	21.61
Cumulative repurchases as of September 30, 2017	2,529,798	$22.43
_____________________________

(1)
Includes (i) 1,273,179 shares repurchased during the three months ended March 31, 2017 for approximately $27.5 million at a weighted average price per share of $21.61, (ii) 13,866 shares repurchased during the three months ended June 30, 2017 for approximately $0.3 million at a weighted average price per share of $23.93, and (iii) 267,723 shares repurchased during the three months ended September 30, 2017 for approximately $5.7 million at a weighted average price per share of $21.47. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Note 10 — Related Party Transactions and Arrangements
As of September 30, 2017 and December 31, 2016, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2017 and December 31, 2016, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Purchase Agreement
On June 16, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with American Realty Capital Healthcare Trust III, Inc. (“HT III”). HT III is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, the Company has agreed to purchase membership interests in HT III’s subsidiaries that collectively own all 19 properties owned by HT III and comprise substantially all of HT III’s assets (together with the other transactions contemplated by the Purchase Agreement, the “Asset Purchase”) for a purchase price of $120.0 million (the “Purchase Price”). The Purchase Price will be payable on the date the Asset Purchase is consummated (the “Closing Date”), subject to closing adjustments for customary prorations and reduced for debt assumption or repayment, all as provided in the Purchase Agreement. The only indebtedness being assumed or repaid is the loan secured by HT III's Philip Center property (the “Philip Center Loan”), which had an outstanding principal balance of approximately $4.9 million as of September 30, 2017. The Company will deposit $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account on the Closing Date, and the Escrow Amount will be released in installments thereafter over a period of 14 months following the Closing Date.
Pursuant to the terms of the Purchase Agreement, the Company has agreed to use commercially reasonable efforts (including paying early termination fees not to exceed $200,000) to assume the Philip Center Loan and to cause HT III to be released from the guaranty associated with the Philip Center Loan. If the Company does not assume the Philip Center Loan on the Closing Date or if HT III is not released from the guaranty associated with the Philip Center Loan, the Philip Center Loan will be repaid in full by HT III on the Closing Date and any early termination fee in excess of $200,000 will be subtracted from the Purchase Price.
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
On October 23, 2017, HT III filed a definitive proxy statement related to its 2017 annual meeting of stockholders at which stockholder approval of the Asset Purchase will be sought. The annual meeting is scheduled to be held on December 21, 2017.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of September 30, 2017, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of September 30, 2017, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
Asset Management Fees and Variable Management/Incentive Fees
Under an advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as "Class B Units" ("Class B Units"). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2017, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. Additionally, the Company reimburses the Advisor for personnel costs, excluding any compensation paid to individuals who also serve as the Company’s executive officers, or the executive officers of the Advisor, the Property Manager or their respective affiliates. During the three and nine months ended September 30, 2017, the Company incurred $1.9 million and $4.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and nine months ended September 30, 2016, the Company incurred $1.1 million and $3.0 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
The Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the three and nine months ended September 30, 2017 or 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and nine months ended September 30, 2017 or 2016.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable (Receivable) as of
	2017		2016		2017		2016		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2017	2016
One-time fees and reimbursements:
Acquisition cost reimbursements	$77	$—	$—	$—	$99	$—	$—	$—	$61	$—
Ongoing fees and reimbursements:
Asset management fees	4,875	—	4,396	—	14,314	—	13,177	—	—	—
Property management fees	758	—	803	—	2,257	—	2,349	—	(23)	(163)
Professional fees and other reimbursements	1,889	—	1,090	—	4,922	—	2,999	—	1,002	1,025
Distributions on Class B Units	131	—	153	—	412	—	457	—	—	—
Total related party operation fees and reimbursements	$7,730	$—	$6,442	$—	$22,004	$—	$18,982	$—	$1,040	$862
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and nine months ended September 30, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2017 or 2016.
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2017 or 2016.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017 and no such fees or commissions were incurred prior thereto.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Upon a change in control, the Company would pay a change in control fee equal to the product of (a) four (4) and (b) the "Subject Fees." The Subject Fees are equal to (i) the product of four (4) multiplied by the actual base management fee plus (ii) the product of four (4) multiplied by the actual variable management/incentive fee, in each of clauses (i) and (ii), payable for the fiscal quarter immediately prior to the fiscal quarter in which the change in control occurs or the transition is consummated (see below), plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect to the fiscal quarter immediately prior to the fiscal quarter in which the change in control occurs.
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
Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the "RSP"), which provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
For restricted share awards granted as annual automatic awards prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. For restricted share awards granted as annual automatic awards on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the Board. Restricted shares are, in general and in accordance with the terms of the applicable award agreement, subject to acceleration of vesting and forfeiture under certain circumstances related to termination of service (with or without cause) and changes of control. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
Prior to August 2017, the RSP provided for an automatic grant of 1,333 restricted shares to each of the independent directors, without any further approval by the Board or the stockholders, on the date of his or her initial election to the Board and thereafter on the date of each annual stockholder meeting. The restricted shares awards granted as annual automatic awards prior to August 2017 were subject to vesting over a five-year period following the date of grant.
In August 2017, the Board amended the RSP to provide that the number of restricted shares comprising the automatic annual award to each of the independent directors would be equal to the quotient of $30,000 divided by the then-current Estimated Per-Share NAV. These restricted shares vest annually over a five-year period in increments of 20.0% per annum beginning with the one-year anniversary of initial election to the Board and the date of the next annual meeting, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In September 2017, the Board subsequently amended and restated the RSP to eliminate the automatic annual awards and to make other revisions related to the implementation of a new independent director equity compensation program. As part of this new independent director equity compensation program, the Board approved a one-time grant of restricted share awards to the independent directors as follows: (i) 300,000 restricted shares to the chairman, with one-seventh of the shares vesting annually in equal increments over a seven-year period with initial vesting on August 4, 2018; and (ii) 25,000 restricted shares to each of the three other independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on August 4, 2018. In connection with these one-time grants, the restricted shares awards granted as automatic annual awards in connection with the Company’s 2017 annual meeting of stockholders on July 21, 2017 were forfeited. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2016	9,921	$22.42
Granted	380,592	21.45
Vested	(1,608)	22.38
Forfeitures	(5,592)	21.45
Unvested, September 30, 2017	383,313	$21.47
As of September 30, 2017, the Company had $8.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 6.4 years.
Compensation expense related to restricted shares was approximately $117,000 and $144,000 during the three and nine months ended September 30, 2017, respectively. Compensation expense related to restricted shares was approximately $43,000 and $73,000 during the three and nine months ended September 30, 2016, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
Prior to September 2017, under the RSP, the Company could issue common stock in lieu of cash compensation to pay fees earned by the Company's independent directors at the respective director's election. There were no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and nine months ended September 30, 2017 or 2016. Subsequent to September 2017, no further issuances of common stock in lieu of cash compensation to fees earned by the Company’s independent directors are permitted.
Note 13 — Accumulated Other Comprehensive Loss
The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized gain (loss) on designated derivative
Balance, December 31, 2016	$—
Other comprehensive loss, before reclassifications	(124)
Balance, September 30, 2017	$(124)
Note 14 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the OP Units. As of September 30, 2017 and December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year or upon liquidation of the OP or sale of substantially all of the assets of the OP, a holder of OP Units has the right, at the option of the OP, to redeem OP Units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three and nine months ended September 30, 2017, OP Unit non-controlling interest holders were paid distributions of $0.1 million and $0.5 million, respectively. During the three and nine months ended September 30, 2016, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.5 million, respectively.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party for the three and nine months ended September 30, 2017 and 2016:

				As of September 30, 2017		As of December 31, 2016		Distributions for the Three Months Ended September 30		Distributions for the Nine Months Ended September 30,
Property Name (In thousands)	Investment Date	Third Party Net Investment Amount as of September 30, 2017	Non-Controlling Ownership Percentage as of September 30, 2017	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2017	2016	2017	2016
Plaza Del Rio Medical Office Campus Portfolio - Peoria, AZ	May 2015	$409	4.1%	$10,416	$—	$10,429	$—	$—	$—	$52	$—
Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to stockholders (in thousands)	$(24,136)	$(8,664)	$(34,991)	$(13,219)
Basic and diluted weighted-average shares outstanding	89,821,799	88,285,390	89,599,655	87,472,855
Basic and diluted net loss per share	$(0.27)	$(0.10)	$(0.39)	$(0.15)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested restricted shares (1)	114,920	10,615	45,131	10,976
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	880,168	775,863	810,379	776,224
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 383,313 and 12,587 unvested restricted shares outstanding as of September 30, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of September 30, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of September 30, 2017 and 2016.
Note 16 — Segment Reporting
During the nine months ended September 30, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOP.
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
On June 8, 2017, the Company's taxable REIT subsidiary, through 12 separately executed membership interest or stock transfer agreements, acquired 12 operating entities that leased 12 healthcare facilities included in the Company's triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company's SHOP operating segment. See Note 3 — Real Estate Investments for additional disclosure. The segment reporting results of these 12 operating entities is included in the Company's triple-net leased healthcare facilities segment through June 8, 2017. Subsequent to June 8, 2017, these operating entities are operated under the RIDEA structure and are included in the Company's SHOP segment. There were no intersegment sales or transfers during the three and nine months ended September 30, 2016.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenues:
Rental income	$16,879	$6,236	$3	$23,118	$49,876	$21,337	$8	$71,221
Operating expense reimbursements	4,009	(103)	—	3,906	11,583	313	—	11,896
Resident services and fee income	—	—	52,048	52,048	—	—	146,336	146,336
Total revenues	20,888	6,133	52,051	79,072	61,459	21,650	146,344	229,453
Property operating and maintenance	6,338	3,742	38,363	48,443	18,219	13,255	103,940	135,414
NOI	$14,550	$2,391	$13,688	30,629	$43,240	$8,395	$42,404	94,039
Impairment charges				(18,958)				(18,993)
Operating fees to related parties				(5,635)				(16,573)
Acquisition and transaction related				261				(4,327)
General and administrative				(3,540)				(11,116)
Depreciation and amortization				(19,089)				(58,911)
Interest expense				(8,838)				(20,908)
Interest and other income				302				305
Gain on sale of real estate investment				—				438
Gain on sale of investment securities				—				—
Loss on non-designated derivatives				(22)				(129)
Income tax benefit (expense)				652				1,049
Net income attributable to non-controlling interests				102				135
Net loss attributable to stockholders				$(24,136)				$(34,991)
_______________
(1) Three and nine months ended September 30, 2017 includes 12 properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment in June 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,590	$8,387	$3	$24,980	$49,709	$28,271	$4	$77,984
Operating expense reimbursements	3,825	371	—	4,196	11,253	424	—	11,677
Resident services and fee income	—	—	46,428	46,428	—	—	137,084	137,084
Total revenues	20,415	8,758	46,431	75,604	60,962	28,695	137,088	226,745
Property operating and maintenance	6,254	5,158	32,629	44,041	17,922	8,915	96,690	123,527
NOI	$14,161	$3,600	$13,802	31,563	$43,040	$19,780	$40,398	103,218
Contingent purchase price consideration				(83)				142
Impairment charges				—				(389)
Operating fees to related parties				(5,199)				(15,526)
Acquisition and transaction related				(958)				(3,059)
General and administrative				(2,874)				(9,277)
Depreciation and amortization				(27,347)				(76,245)
Interest expense				(4,923)				(14,783)
Interest and other income				2				45
Gain on sale of real estate investment				1,330				1,330
Gain on sale of investment securities				56				56
Income tax benefit (expense)				(260)				1,215
Net income attributable to non-controlling interests				29				54
Net loss attributable to stockholders				$(8,664)				$(13,219)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	September 30,	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$796,237	$788,023
Triple-net leased healthcare facilities	357,251	418,819
Construction in progress (1)	77,926	70,055
Seniors housing — operating properties	833,652	837,338
Total investments in real estate, net	2,065,066	2,114,235
Cash and cash equivalents	67,113	29,225
Restricted cash	5,104	3,962
Assets held for sale	37,822	—
Derivative assets, at fair value	20	61
Straight-line rent receivable, net	14,051	12,026
Prepaid expenses and other assets	24,394	22,073
Deferred costs, net	12,071	12,123
Total assets	$2,225,641	$2,193,705
_______________
(1) Includes $10.0 million of land related to a property under construction.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Medical office buildings	1,120	1,279	$2,712	$2,720
Triple-net leased healthcare facilities	64	—	64	103
Seniors housing — operating properties (1)	905	1,020	3,398	2,904
Total capital expenditures	2,089	2,299	$6,174	$5,727
_______________
(1) Three and nine months ended September 30, 2017 includes capital expenditures assumed through asset acquisitions which are reflected in the Company's non-cash investing activity on the consolidated statements of cash flows.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
October 1, 2017 — December 31, 2017	$204	$19
2018	668	78
2019	673	80
2020	671	82
2021	658	84
Thereafter	32,570	7,764
Total minimum lease payments	$35,444	8,107
Less: amounts representing interest		(3,287)
Total present value of minimum lease payments		$4,820
Total rental expense from operating leases was $0.2 million during the three months ended September 30, 2017 and 2016. Total rental expense was $0.6 million for the nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017 and 2016, interest expense related to capital leases was approximately $21,000 and approximately $63,000, respectively.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a skilled nursing facility in Jupiter, Florida for $82.0 million. As of September 30, 2017, the Company had funded $10.0 million and $67.9 million for the land and construction in progress, respectively. Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of September 30, 2017, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Under the terms of the development agreement, the developer was required to complete construction of the improvements on or before December 31, 2016, subject to force majeure.  As of September 30, 2017, the construction of the improvements

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

had not been completed.  Under the terms of the development agreement, the developer is obligated to pay the Company a certain amount for each day that elapses between March 31, 2017 and the rent commencement date under the Company’s lease agreement with the developer affiliate.
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Sixth Amendment to Senior Secured Revolving Credit Agreement
On October 20, 2017, the Revolving Credit Facility was amended with respect to provisions relating to, among other things, the definition of Modified FFO (as defined in the Credit Agreement) and stockholder distributions. The amendment also added a covenant regarding minimum liquidity. See Note 5 — Credit Facilities.
Fannie Mae Master Credit Facility Advances
On October 26, 2017, the Company through wholly owned subsidiaries of the OP, incurred approximately $153 million in aggregate additional indebtedness under its master credit facility with KeyBank and its master credit facility with Capital One. Advances under the Fannie Mae Master Credit Facilities were made pursuant to two master credit facility agreements dated as of October 31, 2016, one between wholly owned subsidiaries of the OP and KeyBank and one between wholly owned subsidiaries of the OP and Capital One. See Note 5 — Credit Facilities.
Mortgage Note Paydowns
On November 1, 2017, the Company paid off mortgage notes secured by the six properties comprising the Aurora Healthcare Center Portfolio and reduced the Company’s outstanding mortgage notes payable by $30.5 million. See Note 6 — Mortgage Notes Payable.
Illinois Skilled Nursing Facility Portfolio Leases
On November 1, 2017, the Company, through wholly owned subsidiaries of the OP, entered into separate triple-net leases for seven skilled nursing facilities located in the state of Illinois.  The operators under the new leases are affiliates of Aperion Care, Inc., an operator of over thirty skilled nursing, rehabilitation and long term care facilities located in the states of Illinois, Indiana, and Missouri. Six of the seven skilled nursing facilities had previously been under the possession and control of a receiver pursuant to a consensual order appointing receiver issued by the United States District Court for the Northern District of Illinois, Eastern Division on November 1, 2016.  On November 1, 2017, the Court ordered the termination of the receiver’s possession and control of the skilled nursing facilities and the transition of operations to the operators under the new leases.  Each of the seven new leases have an initial term of ten years and are guaranteed by Aperion Care, Inc. and certain affiliated individuals and trusts.
In connection with the execution of the leases, the OP agreed to indemnify and hold harmless the tenants under the new leases with respect to all claims, demands, obligations, losses, liabilities, damages, recoveries, and deficiencies that such tenants may suffer as a result of the prior tenants’ failure to discharge certain tax liabilities or to pay certain assessments, recoupments, claims, fines or penalties accrued or payable with respect to the facilities that accrued between December 31, 2014 and October 31, 2017.  The OP’s indemnity obligation is capped at $2,500,000 and expires on the earlier of the date of termination of a lease or April 1, 2020.
Medella SNF Properties
On November 13, 2017, the Company received copies of notices, each dated November 1, 2017, from the Missouri Department of Health and Senior Services, Section for Long-Term Care Regulation, addressed to the tenants of the Missouri SNF Properties, stating that such tenants’ licenses to operate the facilities will be null and void on December 1, 2017.  The notices provide the tenants the right to file an administrative appeal of the license revocations within fifteen days after the date of the mailing of the notices.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers, employees or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•	There can be no assurance we will continue to pay distributions at our current level or at all.

•
We have not generated sufficient cash flows from operations in 2017 to fund distributions at our current level, and we have used proceeds from common stock reinvested under the DRIP, proceeds from our investment activities and cash from borrowings to fund a portion of our distributions. Borrowings required to fund distributions may not be available at favorable rates, or at all, and could restrict the amount we can borrow for investments and other purposes.

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

•
The offering price and repurchase price for our shares under our distribution reinvestment plan (the "DRIP") and our share repurchase program (as amended, the "SRP") may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire the Company.

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of September 30, 2017, we owned 166 properties located in 29 states and comprised of 8.6 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP.
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of September 30, 2017, we have received total net proceeds of $2.2 billion, net of shares repurchased under our SRP and including $242.4 million in proceeds received under the DRIP.
On March 30, 2017, our board of directors (the "Board") approved a new estimate of per share net asset value ("Estimated Per-Share NAV") equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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

Significant Accounting Estimates and Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting estimates and critical accounting policies. There have been no significant changes in our significant accounting estimates and critical accounting policies since December 31, 2016. See also Note 2 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the nine-month period ended September 30, 2017, set forth herein.
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2017:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased (1)	Weighted Average Remaining Lease Term in Years(2)	Gross Asset Value(4)
					(In thousands)
Medical Office Buildings	82	3,264,669	92.4%	5.7	$883,001
Triple-Net Leased Healthcare Facilities(3):
Seniors Housing — Triple Net Leased	8	194,659	100.0%	13.0	74,066
Hospitals	4	428,620	88.8%	8.9	86,912
Post-Acute / Skilled Nursing	18	777,071	68.7%	11.9	200,307
Total Triple-Net Leased Healthcare Facilities	30	1,400,350	79.2%	11.6	361,285
Seniors Housing — Operating Properties	51	3,913,715	87.4%	N/A	1,046,586
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	77,926
Portfolio, September 30, 2017	166	8,578,734			$2,372,463
_______________

(1)	Inclusive of leases signed but not yet commenced as of September 30, 2017.

(2)	Based on annualized rental income calculated on a straight-line basis.

(3)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.

(4)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

N/A	Not applicable.

Results of Operations
As of September 30, 2017, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and seniors housing operating properties ("SHOP"). In our MOB operating segment, we own, manage and lease, either directly or through third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of September 30, 2017, we had 12 eligible independent contractors operating 51 SHOP properties. All of our properties across all three business segments are located throughout the United States.
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

As of September 30, 2017, we owned 166 properties. There were 162 properties (our "Same Store" properties) owned for the entire nine months ended September 30, 2017, including two vacant land parcels and one property under development. During the nine months ended September 30, 2017, we acquired three MOBs and one SHOP (our "Acquisitions"). We disposed of one MOB and two triple-net leased healthcare facilities during the year ended December 31, 2016 and one MOB during the nine months ended September 30, 2017 (four properties in total, our "Dispositions").
The following table presents a roll-forward of our properties owned from January 1, 2016 to September 30, 2017:

Number of Properties
Number of properties, January 1, 2016	166
Disposition activity during the year ended December 31, 2016	(3)
Number of properties, December 31, 2016	163
Acquisition activity during the nine months ended September 30, 2017	4
Disposition activity during the nine months ended September 30, 2017	(1)
Number of properties, September 30, 2017	166

Number of Same Store Properties (1)	162
_______________
(1) Includes 12 properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the nine months ended September 30, 2017. For purposes of the segment reporting below, these properties were treated as Acquisitions in the SHOP segment and Dispositions in the triple-net leased healthcare facilities segment. See below for further details on the transition of these properties.
On June 8, 2017, our TRS acquired 12 operating entities that leased twelve healthcare facilities included in our triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, we transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in our SHOP segment. As a part of the transition, our subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under the RIDEA structure. As a part of the transition of operations, we now control the operating entities that hold the operating licenses for these healthcare facilities. The results of operations of these properties are included in the Dispositions under our triple-net leased healthcare facilities segment through June 7, 2017 and results of operations since June 8, 2017 are included in Acquisitions under our SHOP segment. We may in the future, through similar transactions, transition other triple-net leased facilities to third-party managed facilities under a structure permitted by RIDEA, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP operating segment.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Information based on Same Store, Acquisition and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $24.1 million and $8.7 million for the three months ended September 30, 2017 and 2016, respectively. The following table shows our results of operations for the three months ended September 30, 2017 and 2016 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues:
Rental income	$23,118	$24,980	$(1,862)	(7.5)%
Operating expense reimbursements	3,906	4,196	(290)	(6.9)%
Resident services and fee income	52,048	46,428	5,620	12.1%
Contingent purchase price consideration	—	(83)	83	NM
Total revenues	79,072	75,521	3,551	4.7%

Expenses:
Property operating and maintenance	48,443	44,041	4,402	10.0%
Impairment charges	18,958	—	18,958	NM
Operating fees to related parties	5,635	5,199	436	8.4%
Acquisition and transaction related	(261)	958	(1,219)	NM
General and administrative	3,540	2,874	666	23.2%
Depreciation and amortization	19,089	27,347	(8,258)	(30.2)%
Total expenses	95,404	80,419	14,985	18.6%
Operating income	(16,332)	(4,898)	(11,434)	(233.4)%
Other income (expense):
Interest expense	(8,838)	(4,923)	(3,915)	(79.5)%
Interest and other income	302	2	300	NM
Gain on sale of real estate investment	—	1,330	(1,330)	NM
Gain on sale of investment securities	—	56	(56)	NM
Loss on non-designated derivatives	(22)	—	(22)	NM
Total other expenses	(8,558)	(3,535)	(5,023)	(142.1)%
Loss before income taxes	(24,890)	(8,433)	(16,457)	(195.2)%
Income tax benefit (expense)	652	(260)	912	NM
Net loss	(24,238)	(8,693)	(15,545)	(178.8)%
Net income attributable to non-controlling interests	102	29	73	251.7%
Net loss attributable to stockholders	$(24,136)	$(8,664)	$(15,472)	(178.6)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended September 30, 2017 and 2016:

	Same Store(1)				Acquisitions(2)				Dispositions(3)				Segment Total
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$16,358	$16,270	$88	0.5%	$521	$—	$521	NM	$—	$320	$(320)	NM	$16,879	$16,590	$289	1.7%
Operating expense reimbursements	3,908	3,764	144	3.8%	101	—	101	NM	—	61	(61)	NM	4,009	3,825	184	4.8%
Total revenues	20,266	20,034	232	1.2%	622	—	622	NM	—	381	(381)	NM	20,888	20,415	473	2.3%
Property operating and maintenance	6,247	6,144	103	1.7%	90	—	90	NM	1	110	(109)	NM	6,338	6,254	84	1.3%
NOI	$14,019	$13,890	$129	0.9%	$532	$—	$532	NM	$(1)	$271	$(272)	NM	$14,550	$14,161	$389	2.7%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included three Acquisition properties acquired in 2017.

(3)	Our MOB segment included two Disposition properties, in which one sold in 2017 and one sold in 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended September 30(1),		Annualized Straight Line Rental Income Per Rented Square Foot as of September 30,
Type of Same Store MOB		2017	2016	2017	2016
Single-tenant MOBs	27	100.0%	100.0%	$22.07	$22.07
Multi-tenant MOBs	52	89.0%	87.4%	23.67	22.44
Total/Weighted-Average	79	92.5%	91.4%	$23.12	$22.31
_______________

(1)	Inclusive of leases signed but not yet commenced.
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
During the three months ended September 30, 2017, we acquired two properties within our MOB segment. Same Store rental income increased as result of increased occupancy during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly related to increased occupancies in certain MOBs located in Arizona. Our property operating and maintenance expenses increased during the three months ended September 30, 2017 due to legal fees incurred in one of our Same Store properties, in addition to increases in property operating and maintenance expenses that are reimbursable by our tenants.

Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended September 30, 2017 and 2016:

	Same Store(1)				Dispositions(2)				Segment Total
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$6,236	$6,708	$(472)	(7.0)%	$—	$1,679	$(1,679)	NM	$6,236	$8,387	$(2,151)	(25.6)%
Operating expense reimbursements	(102)	371	(473)	NM	(1)	—	(1)	NM	(103)	371	(474)	(127.8)%
Total revenues	6,134	7,079	(945)	(13.3)%	(1)	1,679	(1,680)	NM	6,133	8,758	(2,625)	(30.0)%
Property operating and maintenance	3,740	4,669	(929)	(19.9)%	2	489	(487)	NM	3,742	5,158	(1,416)	(27.5)%
NOI	$2,394	$2,410	$(16)	(0.7)%	$(3)	$1,190	$(1,193)	(100.3)%	$2,391	$3,600	$(1,209)	(33.6)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 30 Same Store properties.

(2)
Our triple-net leased healthcare facilities included two Dispositions in 2016 and 12 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment during the nine months ended September 30, 2017.

NM — Not Meaningful
Rental income is related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance should typically include minimal activity in our triple-net leased healthcare facilities segment, as such expenses are typically paid directly by the tenants; however, real estate taxes and insurance may be included. Such expenses are normally reimbursed by the tenants in this segment. Bad debt expense is also reflected in our property operating and maintenance expenses.
During the three months ended September 30, 2017, rental income in our Same Store triple-net leased healthcare facilities segment decreased $0.5 million as compared to the same period in 2016. $0.4 million of this decrease mainly relates to the early termination of six triple-net healthcare facilities located in Illinois in October 2016, in which a receiver was appointed by a court to manage and conserve these properties in November 2016 (the "Receiver"). According to the receivership order, the Receiver is only obligated to pay rental payments in the event that they produce excess cash flow from operations. No such rents have been received from the Receiver.
Operating expense reimbursements during the three months ended September 30, 2017 reflect prior period adjustments to operating expense reimbursements previously recorded that related to real estate taxes, in which the corresponding expense was also reflected in our property operating and maintenance expenses.
Our property operating and maintenance for the segment decreased $1.4 million during the three months ended September 30, 2017 as compared to the same period in 2016 and decreased by $0.9 million on a Same Store basis. The Same Store decline in property operating and maintenance expense includes a $2.3 million increase in bad debt expense during the three months ended September 30, 2017 due to two triple-net leased healthcare facilities located in Florida with an inconsistent payment history, offset by a $3.0 million decrease in bad debt expense related to tenants that previously occupied eight triple-net leased healthcare facilities located in Missouri and six facilities located in Illinois and a $0.3 million adjustment to bad debt expense recorded in period periods.
During the three months ended September 30, 2017, bad debt expense related to the triple-net leased portfolio decreased by $2.1 million to $2.5 million compared with the three months ended September 30, 2016.  As of September 30, 2017, we had reserved $13.8 million or 85.2% against $16.2 million of outstanding rent receivables due from certain tenants within our triple-net leased portfolio.  The $16.2 million in receivables was comprised of $11.2 million in outstanding cash rents and $5.0 million in straight-line rent receivables.

Segment Results — Seniors Housing Operating Properties ("SHOPs")
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended September 30, 2017 and 2016:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident services and fee income	$45,923	$46,428	$(505)	(1.1)%	$6,125	$—	$6,125	NM	$52,048	$46,428	$5,620	12.1%
Rental income	3	3	—	NM	—	—	—	NM	3	3	—	NM
Total revenues	45,926	46,431	(505)	(1.1)%	6,125	—	6,125	NM	52,051	46,431	5,620	12.1%
Property operating and maintenance	32,431	32,629	(198)	(0.6)%	5,932	—	5,932	NM	38,363	32,629	5,734	17.6%
NOI	$13,495	$13,802	$(307)	(2.2)%	$193	$—	$193	NM	$13,688	$13,802	$(114)	(0.8)%
_______________

(1)	Our SHOP segment included 38 Same Store properties.

(2)
Our SHOP segment included 12 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities segment during the nine months ended September 30, 2017, in addition to one property acquired during 2017.

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
During the three months ended September 30, 2017, resident services and fee income and rental income increased by $5.6 million in our SHOP segment as compared to the three months ended September 30, 2016. Acquisitions contributed to an increase of $6.1 million, offset by a $0.5 million decrease in revenues in our Same Store properties. The decrease in Same Store resident services and fee income was primarily due to lower occupancies in a portfolio of SHOPs located in Georgia throughout the three months ended September 30, 2017.
Contingent Purchase Price Consideration
During the three months ended September 30, 2016, we recognized $(0.1) million of contingent purchase price consideration that was related to the settlement of certain property operating expenses pertaining to vacancy escrow agreements in one of our MOBs that resulted in us making payments to the seller. We did not recognize any contingent purchase price consideration during the three months ended September 30, 2017.
Impairment Charges
We incurred $19.0 million of impairment charges for the three months ended September 30, 2017. As of September 30, 2017, there were six held for use properties for which we reconsidered the projected cash flows for these properties. As a result, we evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. We determined that the carrying value of six of the held for use properties exceeded their estimated fair values and, as a result, recognized the impairment charge during the three months ended September 30, 2017. We did not have any impairments on held for use properties during the three months ended September 30, 2016.
Operating Fees to Related Parties
Operating fees to related parties increased $0.4 million to $5.6 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.625 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the three months ended September 30, 2016, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.5 million to $4.9 million for the three months ended September 30, 2017 from $4.4 million for the three months ended September 30, 2016.

We incurred $0.8 million in property management fees during the three months ended September 30, 2016 and September 30, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
Note 10 - Related Party Transactions and Arrangements to our consolidated financial statements provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses of $(0.3) million for the three months ended September 30, 2017 includes a $(0.4) million adjustment for previously recorded legal fees associated with the negotiation and execution of the purchase agreement related to the Asset Purchase (the "Purchase Agreement"), offset by costs incurred related to our Acquisitions. Acquisition and transaction related expenses of approximately $1.0 million for the three months ended September 30, 2016, primarily related to our board of director's evaluation of potential strategic alternatives available to us at the time.
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $3.5 million for the three months ended September 30, 2017 compared to $2.9 million for the three months ended September 30, 2016, which includes $2.0 million and $1.2 million incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties. General and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $8.2 million to $19.1 million for the three months ended September 30, 2017 from $27.3 million for the three months ended September 30, 2016. Same Store depreciation and amortization decreased $8.6 million, of which $3.8 million was related to higher amortization expense incurred during the three months ended September 30, 2016 due to the write off of intangible assets associated with leases with the prior tenant of the six triple-net leased healthcare facilities located in Illinois. The remaining decrease for the three months ended September 30, 2017 mainly relates to the expiration of the estimated useful lives of in-place leases recorded at acquisition, in addition to our Disposition properties.
Interest Expense
Interest expense increased $3.9 million to $8.8 million for the three months ended September 30, 2017 from $4.9 million for the three months ended September 30, 2016. The increase in interest expense is related to higher overall outstanding debt including new borrowings under our secured credit facilities with KeyBank National Association and with Capital One Multifamily Finance, LLC, the ("Fannie Mae Master Credit Facilities"). Our increased outstanding debt also includes a loan with Capital One, National Association, along with certain other lenders, that was entered into June 30, 2017 for $250.0 million (the "MOB Loan").
We view our mix of financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income increased to approximately $0.3 million for the three months ended September 30, 2017 from approximately $2,000 for the three months ended September 30, 2016. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. The increase resulted from the recognition of a prospective buyer's non-refundable deposit on an unconsummated sale of a vacant land parcel during the three months ended September 30, 2017.
Gain on Sale of Real Estate Investment
We had no sales of real estate investments during the three months ended September 30, 2017. The gain on sale of real estate investment for the three months ended September 30, 2016 related to the sale of an MOB located in Santa Rosa, California for $17.5 million, which resulted in a gain of $1.3 million during the period.

Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments for the three months ended September 30, 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. The loss of approximately $22,000 reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges. We did not have any interest rate caps or other derivative instruments during the three months ended September 30, 2016.
Gain on Sale of Investment Securities
Gain on sale of investment securities for the three months ended September 30, 2016 of $0.1 million resulted from the sale of our investments in preferred stock with a cost basis of $1.1 million. We sold all of our investment securities in 2016 and, therefore, no longer have any investment securities as of September 30, 2017
Income Tax Benefit (Expense)
Income tax benefit (expense) of approximately $0.7 million and $(0.3) million for the three months ended September 30, 2017 and 2016 primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $0.1 million and approximately $29,000 for the three months ended September 30, 2017 and 2016, respectively, which represents the portion or our net income that is related to limited partner interests in the OP ("OP Units") and non-controlling interest holders.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Information based on Same Store, Acquisition and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $35.0 million and $13.2 million for the nine months ended September 30, 2017 and 2016, respectively. The following table shows our results of operations for the nine months ended September 30, 2017 and 2016 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues:
Rental income	$71,221	$77,984	$(6,763)	(8.7)%
Operating expense reimbursements	11,896	11,677	219	1.9%
Resident services and fee income	146,336	137,084	9,252	6.7%
Contingent purchase price consideration	—	142	(142)	(100.0)%
Total revenues	229,453	226,887	2,566	1.1%

Expenses:
Property operating and maintenance	135,414	123,527	11,887	9.6%
Impairment charges	18,993	389	18,604	NM
Operating fees to related parties	16,573	15,526	1,047	6.7%
Acquisition and transaction related	4,327	3,059	1,268	41.5%
General and administrative	11,116	9,277	1,839	19.8%
Depreciation and amortization	58,911	76,245	(17,334)	(22.7)%
Total expenses	245,334	228,023	17,311	7.6%
Operating income	(15,881)	(1,136)	(14,745)	(1,298.0)%
Other income (expense):
Interest expense	(20,908)	(14,783)	(6,125)	(41.4)%
Interest and other income	305	45	260	577.8%
Gain on sale of real estate investment	438	1,330	(892)	(67.1)%
Loss on non-designated derivatives	(129)	—	(129)	NM
Gain on sale of investment securities	—	56	(56)	NM
Total other expenses	(20,294)	(13,352)	(6,942)	(52.0)%
Loss before income taxes	(36,175)	(14,488)	(21,687)	(149.7)%
Income tax benefit (expense)	1,049	1,215	(166)	(13.7)%
Net loss	(35,126)	(13,273)	(21,853)	(164.6)%
Net income attributable to non-controlling interests	135	54	81	150.0%
Net loss attributable to stockholders	$(34,991)	$(13,219)	$(21,772)	(164.7)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the nine months ended September 30, 2017 and 2016:

	Same Store(1)				Acquisition(2)				Disposition(3)				Segment Total
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$49,093	$48,743	$350	0.7%	$747	$—	$747	NM	$36	$966	$(930)	NM	$49,876	$49,709	$167	0.3%
Operating expense reimbursements	11,460	11,034	426	3.9%	121	—	121	NM	2	219	(217)	NM	11,583	11,253	330	2.9%
Total revenues	60,553	59,777	776	1.3%	868	—	868	NM	38	1,185	(1,147)	NM	61,459	60,962	497	0.8%
Property operating and maintenance	18,042	17,521	521	3.0%	140	—	140	NM	37	401	(364)	NM	18,219	17,922	297	1.7%
NOI	$42,511	$42,256	$255	0.6%	$728	$—	$728	NM	$1	$784	$(783)	NM	$43,240	$43,040	$200	0.5%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included three Acquisition properties acquired in 2017.

(3)	Our MOB segment included two Disposition properties, in which one sold in 2017 and the other in 2016.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Nine Months Ended September 30(1),		Annualized Straight Line Rental Income Per Rented Square Foot as of September 30,
Type of Same Store MOB		2017	2016	2017	2016
Single-tenant MOBs	27	100.0%	100.0%	$22.07	$22.07
Multi-tenant MOBs	52	88.9%	87.6%	23.67	22.44
Total/Weighted-Average	79	92.4%	91.5%	$23.12	$22.31
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
During the nine months ended September 30, 2017, we acquired three properties and sold one property. Our Same Store average occupancy increased during the nine months ended September 30, 2017 as compared to the same period in 2016, which was mainly attributable to a multi-tenant MOB located in Arizona and another multi-tenant MOB located in Pennsylvania. Our Same Store property operating and maintenance expenses increased $0.5 million, of which $0.2 million relates to higher legal fees incurred in one of our MOBs located in Texas during the nine months ended September 30, 2017, as well as increased property operating and maintenance expenses that are reimbursable by our tenants.

Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the nine months ended September 30, 2017 and 2016:

	Same Store (1)				Dispositions (2)				Segment Total
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$18,720	$22,456	$(3,736)	(16.6)%	$2,617	$5,815	$(3,198)	(55.0)%	$21,337	$28,271	$(6,934)	(24.5)%
Operating expense reimbursements	314	424	(110)	NM	(1)	—	(1)	NM	313	424	(111)	NM
Total revenues	19,034	22,880	(3,846)	(16.8)%	2,616	5,815	(3,199)	(55.0)%	21,650	28,695	(7,045)	(24.6)%
Property operating and maintenance	10,330	8,089	2,241	27.7%	2,925	826	2,099	NM	13,255	8,915	4,340	48.7%
NOI	$8,704	$14,791	$(6,087)	(41.2)%	$(309)	$4,989	$(5,298)	(106.2)%	$8,395	$19,780	$(11,385)	(57.6)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 30 Same Store properties.

(2)
Our triple-net leased healthcare facilities segment included two Dispositions in 2016 and 12 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment during the nine months ended September 30, 2017.

NM — Not Meaningful
Rental income is primarily related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance generally should typically include minimal activity in our triple-net leased healthcare facilities segment, as such expenses are typically paid directly by the tenants; however, real estate taxes and insurance may be included. Such expenses are typically reimbursed by the tenants in this segment. Bad debt expense is also included in our property operating and maintenance.
Rental income in our Same Store triple-net leased healthcare facilities segment decreased $3.7 million, of which $3.4 million of this decrease mainly relates to the early termination of six triple-net healthcare facilities located in Illinois in October 2016, in which a receiver was appointed by a court to manage and conserve these properties in November 2016. According to the receivership order, the receiver is only obligated to pay rental payments in the event that they produce excess cash flow from operations.
Property operating and maintenance in our Same Store properties increased $2.2 million compared to the nine months ended September 30, 2016. The increase in property operating and maintenance expense is mainly due to bad debt expense recorded as a result of collection issues with several of our triple-net leased healthcare facility tenants. The financial and operational challenges faced by these tenants have had, and could continue to have, an impact on rent payments that we receive.
During the nine months ended September 30, 2017, bad debt expense related to the triple-net leased portfolio increased by $1.3 million to $9.4 million compared with the nine months ended September 30, 2016.  As of September 30, 2017, we had reserved $13.8 million or 85.2% against $16.2 million of outstanding rent receivables due from certain tenants within our triple-net leased portfolio.  The $16.2 million in receivables was comprised of $11.2 million in outstanding cash rents and $5.0 million in straight-line rent receivables.

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the nine months ended September 30, 2017 and 2016:

	Same Store (1)				Acquisitions (2)				Segment Total
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident services and fee income	$138,688	$137,084	$1,604	1.2%	$7,648	$—	$7,648	NM	$146,336	$137,084	$9,252	6.7%
Rental income	8	4	4	NM	—	—	—	NM	8	4	4	NM
Total revenues	138,696	137,088	1,608	1.2%	7,648	—	7,648	NM	146,344	137,088	9,256	6.8%
Property operating and maintenance	96,528	96,690	(162)	(0.2)%	7,412	—	7,412	NM	103,940	96,690	7,250	7.5%
NOI	$42,168	$40,398	$1,770	4.4%	$236	$—	$236	NM	$42,404	$40,398	$2,006	5.0%
_______________

(1)	Our SHOP segment included 38 Same Store properties.

(2)
Our SHOP segment included 12 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities segment during the nine months ended September 30, 2017, in addition to one property acquired during 2017.

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
During the nine months ended September 30, 2017, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the nine months ended September 30, 2016. These increases are primarily attributable to higher resident service rates and/or occupancy levels.
Contingent Purchase Price Consideration
Contingent purchase price consideration for the nine months ended September 30, 2016 was $0.1 million, which related to releases from a holdback escrow for unit renovations at one of our SHOPs. These proceeds partially offset against amounts paid as part of a settlement of certain property operating expenses related to vacancy escrow agreements related to an MOB acquisition. We did not recognize any contingent purchase price consideration for the nine months ended September 30, 2017.
Impairment Charges
We incurred $19.0 million of impairment charges for the nine months ended September 30, 2017. As of September 30, 2017, there were six held for use properties for which we reconsidered the projected cash flows for these properties. As a result, we evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. We determined that the carrying value of the six held for use properties exceeded their estimated fair values, which resulted in our recognition of the impairment charge during the nine months ended September 30, 2017. We did not have any impairments on held for use properties during the nine months ended September 30, 2016.
During the nine months ended September 30, 2017 we had one real estate investment with a held for sale classification which resulted in an impairment of approximately $35,000. During the nine months ended September 30, 2016, we had two sales of real estate investments which resulted in impairment charges of $0.4 million.
Operating Fees to Related Parties
Operating fees to related parties increased $1.1 million to $16.6 million for the nine months ended September 30, 2017 from $15.5 million for the nine months ended September 30, 2016.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the nine months ended September 30, 2016, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $1.1 million to $14.3 million for the nine months ended September 30, 2016 from $13.2 million for the nine months ended September 30, 2016.

We incurred $2.3 million in property management fees during the nine months ended September 30, 2017 and 2016. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
Note 10 - Related Party Transactions and Arrangements to our consolidated financial statements provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $4.3 million for the nine months ended September 30, 2017 primarily related to costs associated with the negotiation and execution of the Purchase Agreement. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses of approximately $3.1 million for the nine months ended September 30, 2016, primarily related to our board of director's evaluation of potential strategic alternatives available to us at the time.
General and Administrative Expenses
General and administrative expenses increased $1.8 million to $11.1 million for the nine months ended September 30, 2017 from $9.3 million for the nine months ended September 30, 2016, including $5.3 million and $3.5 million incurred from related parties during the nine months ended September 30, 2017 and 2016, respectively. Expenses incurred primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties and distributions on Class B Units.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $17.3 million to $58.9 million for the nine months ended September 30, 2017 from $76.2 million for the nine months ended September 30, 2016. Same Store depreciation and amortization decreased $9.6 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition.
Interest Expense
Interest expense increased $6.1 million to $20.9 million for the nine months ended September 30, 2017 from $14.8 million for the nine months ended September 30, 2016. The increase in interest expense is related to higher overall outstanding debt including new borrowings under the "Fannie Mae Master Credit Facilities). Our increased outstanding debt also includes the MOB Loan that was entered into June 30, 2017 for $250.0 million.
We view our mix of financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income increased to approximately $0.3 million for the nine months ended September 30, 2017 from approximately $45,000 for the nine months ended September 30, 2016. The increase resulted from the recognition of a prospective buyer's non-refundable deposit on an unconsummated sale of a vacant land parcel during the nine months ended September 30, 2017. Interest and other income during the nine months ended September 30, 2016 was derived from our investment securities and interest income earned on cash and cash equivalents held during the period. Throughout 2016, we sold all of our positions in preferred stock, common stock, real estate income funds and our investment in a senior note, so no such income was received during the nine months ended September 30, 2017.
Gain on Sale of Real Estate Investment
Gain on sale of investment property for the nine months ended September 30, 2017 pertained to the sale of an MOB located in Arizona, which resulted in a gain of $0.4 million during the period. The gain on sale of real estate investment for the nine months ended September 30, 2016 related to the sale of an MOB located in Santa Rosa, California for $17.5 million, which resulted in a gain of $1.3 million during the period.
Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments for the nine months ended September 30, 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates. The loss of approximately $0.1 million reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges. We did not have any interest rate caps or other derivative instruments during the nine months ended September 30, 2016.

Gain on Sale of Investment Securities
Gain on sale of investment securities for the nine months ended September 30, 2016 of $0.1 million resulted from the sale of our investments in preferred stock with a cost basis of $1.1 million. We sold all of our investment securities in 2016 and, therefore, no longer have any investment securities as of September 30, 2017.
Income Tax Benefit
Income tax benefit of $1.0 million and $1.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $0.1 million for the nine months ended September 30, 2017 and 2016, which represents the portion of our net income that is related to OP Unit and non-controlling interest holders.
Cash Flows for the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2017, net cash provided by operating activities was $46.9 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. The decrease in net cash provided by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to lower revenues and higher operating expenses at our triple net leased healthcare facilities and higher acquisition and transaction expenses, interest expense and general and administrative expenses. Cash inflows include non-cash items of $55.8 million (net loss of $35.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, share based compensation, bad debt expense, gain on real estate investment, loss on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $7.2 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees,and an increase of $0.5 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $10.0 million, a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $4.5 million and a $1.1 million decrease in restricted cash.
Net cash used in investing activities during the nine months ended September 30, 2017 was $65.2 million. The cash used in investing activities included $61.8 million for the acquisition of a SHOP and three MOBs during the period and to fund the ongoing development of a skilled nursing facility in Jupiter, Florida. We also invested $5.6 million in capital expenditures and $0.5 million in deposits for real estate acquisitions. These outflows were partially offset by $0.8 million of proceeds received from a property and $0.9 million of cash received in the asset acquisition and transfer of operations of 12 SHOPs during the nine months ended September 30, 2017.
Net cash provided by financing activities of $56.2 million during the nine months ended September 30, 2017 related to proceeds from our $250.0 million secured loan (the "MOB Loan") and proceeds from our Fannie Mae Master Credit Facilities of $128.1 million, partially offset by repayments on our Revolving Credit Facility of $187.0 million, common stock repurchases of $33.6 million, distributions to stockholders of $57.5 million, payments of deferred financing costs of $8.8 million, mortgage principal repayments of $34.4 million, distributions to non-controlling interest holders of $0.5 million and payments for non-designated derivative instruments of $0.1 million.
Cash Flows for the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $63.9 million. The level of cash flows provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $72.2 million (net loss of $13.3 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense, gain or loss on sale of real estate investments and gain on sale of investment securities), an increase in accounts payable and accrued expenses of $1.9 million, an increase of $1.4 million in deferred rent, and a $0.1 million decrease in restricted cash. These cash inflows were partially offset by a net increase in prepaid and other assets of $5.1 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $6.5 million.
Net cash used in investing activities during the nine months ended September 30, 2016 was $0.2 million. The cash used in investing activities included $21.8 million to fund the ongoing development of a skilled nursing facility in Jupiter, Florida and $5.7 million of capital expenditures. These cash outflows were offset by proceeds from the sale of real estate of $26.1 million, proceeds from the sale of investment securities of $1.1 million and the refund of a deposit for an unconsummated disposition of $0.1 million.
Net cash used in financing activities of $37.8 million during the nine months ended September 30, 2016 related to distributions to stockholders of $55.5 million, common stock repurchases of $12.2 million, mortgage principal repayments of $15.1 million, payments of deferred financing costs of $1.0 million and distributions to non-controlling interest holders of $0.5 million. These cash outflows were partially offset by proceeds from the Revolving Credit Facility of $46.5 million.
Subsequent Events
Sixth Amendment to Senior Secured Revolving Credit Agreement
On October 20, 2017, the Revolving Credit Facility was amended with respect to provisions relating to, among other things, the definition of Modified FFO (as defined in the Credit Agreement) and stockholder distributions. The amendment also added a covenant regarding minimum liquidity. See Note 5 — Credit Facilities.
Fannie Mae Master Credit Facility Advances
On October 26, 2017, through wholly owned subsidiaries of the OP, we incurred approximately $153 million in aggregate additional indebtedness under our master credit facility with KeyBank and our master credit facility with Capital One. Advances under the Fannie Mae Master Credit Facilities were made pursuant to two master credit facility agreements dated as of October 31, 2016, one between wholly owned subsidiaries of the OP and KeyBank and one between wholly owned subsidiaries of the OP and Capital One. See Note 5 — Credit Facilities.
Mortgage Note Paydowns
On November 1, 2017, we paid off mortgage notes secured by the six properties comprising the Aurora Healthcare Center Portfolio and reduced our outstanding mortgage notes payable by $30.5 million. See Note 6 — Mortgage Notes Payable.
Illinois Skilled Nursing Facility Portfolio Leases
On November 1, 2017, we, through wholly owned subsidiaries of the OP, entered into separate triple-net leases for seven skilled nursing facilities located in the state of Illinois.  The operators under the new leases are affiliates of Aperion Care, Inc., an operator of over thirty skilled nursing, rehabilitation and long term care facilities located in the states of Illinois, Indiana, and Missouri. Six of the seven skilled nursing facilities had previously been under the possession and control of a receiver pursuant to a consensual order appointing receiver issued by the United States District Court for the Northern District of Illinois, Eastern Division on November 1, 2016.  On November 1, 2017, the Court ordered the termination of the receiver’s possession and control of the skilled nursing facilities and the transition of operations to the operators under the new leases.  Each of the seven new leases have an initial term of ten years and are guaranteed by Aperion Care, Inc. and certain affiliated individuals and trusts.
In connection with the execution of the leases, the OP agreed to indemnify and hold harmless the tenants under the new leases with respect to all claims, demands, obligations, losses, liabilities, damages, recoveries, and deficiencies that such tenants may suffer as a result of the prior tenants’ failure to discharge certain tax liabilities or to pay certain assessments, recoupments, claims, fines or penalties accrued or payable with respect to the facilities that accrued between December 31, 2014 and October 31, 2017.  The OP’s indemnity obligation is capped at $2,500,000 and expires on the earlier of the date of termination of a lease or April 1, 2020.
Medella SNF Properties
On November 13, 2017, we received copies of notices, each dated November 1, 2017, from the Missouri Department of Health and Senior Services, Section for Long-Term Care Regulation, addressed to the tenants of the Missouri SNF Properties, stating that such tenants’ licenses to operate the facilities will be null and void on December 1, 2017.  The notices provide the tenants the right to file an administrative appeal of the license revocations within fifteen days after the date of the mailing of the notices.
Liquidity and Capital Resources
As of September 30, 2017, we had $67.1 million of cash and cash equivalents. Following an amendment to the Revolving Credit Facility in October 2017, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents must be equal to at least $30.0 million at all times. Our principal demands for cash will be for a funding our ongoing development project, acquisitions and capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.
Purchase Agreement

On June 16, 2017, we entered into the Purchase Agreement with HT III. The completion of the Asset Purchase pursuant to the Purchase Agreement is subject to conditions, including the approval of the Asset Purchase and HT III's plan of liquidation by HT III stockholders. The purchase price of $120.0 million (the “Purchase Price”) is payable on the date the Asset Purchase is consummated (the “Closing Date”) subject to closing adjustments for customary prorations and a reduction for debt assumption or repayment, all as provided in the Purchase Agreement. The only indebtedness being assumed or repaid is the loan secured by HT III’s Philip Center property (the “Philip Center Loan”). We will deposit $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account on the Closing Date, and the Escrow Amount will be released in installments thereafter over a period of 14 months following the Closing Date. On October 23, 2017, HT III filed a definitive proxy statement related to its 2017 annual meeting of stockholders at which stockholder approval of the Asset Purchase will be sought. The annual meeting is scheduled to be held on December 21, 2017.
At the closing of the Asset Purchase, we plan to simultaneously add qualifying properties we are acquiring to the borrowing base of the Revolving Credit Facility, thereby increasing the borrowing capacity thereunder, and draw down approximately $50.0 million to pay a portion of the Purchase Price and other costs associated with the closing of the Asset Purchase. We intend to fund the remaining amounts payable through a combination of additional borrowings made possible by adding additional unencumbered assets we currently own to the borrowing base of the Revolving Credit Facility as well as cash on hand. Although the Asset Purchase is not subject to any financing condition, adding any property to the borrowing base of the Revolving Credit Facility requires satisfying certain conditions, including approval of the agent thereunder. There can be no assurance these conditions will be satisfied or waived when all the other conditions to the closing of the Asset Purchase have been satisfied or waived and that we will be able pay the Purchase Price when we are required to do so under the Purchase Agreement.
We have not made alternative financing arrangements and, if sufficient financing is not available through the Revolving Credit Facility on the Closing Date, we may not have sufficient cash on hand available to fund the entire Purchase Price and any other costs payable in connection with the closing of the Asset Purchase.
Financings
We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities and other secured financings. Future advances under the Revolving Credit Facility are available based on the pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. We may request future advances under the Fannie Mae Master Credit Facilities which will only be available by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests.
As of September 30, 2017, our total debt leverage ratio (total debt divided by total assets) was approximately 35.1% and we had total borrowings of $782.0 million, at a weighted average interest rate of 3.6%. As of December 31, 2016 we had total borrowings of $625.3 million.
We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. Such actions may require us to pledge all or some of our unencumbered properties as security for that debt. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
In October 2017, we paid down $104.8 million of the outstanding balance on our Revolving Credit Facility in conjunction with the expansion of our Fannie Mae Master Credit Facilities and the sixth amendment of the Revolving Credit Facility.  Additionally, in November 2017, we pledged 13 real estate assets to the Revolving Credit Facility and subsequently borrowed $54.0 million on our Revolving Credit Facility.

As of November 9, 2017, our unused borrowing capacity under the Revolving Credit Facility was $11.3 million, based on a pool of eligible unencumbered real estate assets comprising the borrowing base thereunder.  The Revolving Credit Facility matures on March 21, 2019. The Revolving Credit Facility requires us to meet certain financial covenants. In agreement with our administrative agent and the requisite lenders under the Revolving Credit Facility, we calculated the borrowing capacity on such date rather than as of September 30, 2017, due to the decline in occupancy of four properties.  Three of these properties had already been removed from the borrowing base under the Revolving Credit Facility subsequent to September 30, 2017 and financed through a master credit facility issued through Fannie Mae’s Multifamily MBS program. As a result of the agreement of the administrative agent and the requisite lenders described above and giving effect to the sixth amendment to the Revolving Credit Facility, we are in compliance with the financial covenants under the Revolving Credit Facility.
On June 30, 2017, we entered into the MOB Loan and borrowed $250.0 million secured by 32 of our properties. We applied $175.0 million of the MOB Loan proceeds to repay amounts outstanding under our Revolving Credit Facility and obtained a release of certain of the mortgaged properties securing the MOB Loan from the borrowing base under the Revolving Credit Facility. The MOB Loan requires us to pay interest on a monthly basis with the principal balance due on the maturity date of June 30, 2022. As of September 30, 2017, we were in compliance with the financial covenants under the MOB Loan.
Acquisitions
On April 7, 2017, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a single tenant, triple-net leased MOB for a contract purchase price of $12.5 million. The property is located in Lancaster, California and comprises 77,000 square feet. We accounted for the purchase as an asset acquisition.
On July 13, 2017, we, through a wholly-owned subsidiary of the OP, completed its acquisition of a single tenant, triple-net leased MOB for a contract purchase price of $13.5 million. The property is located in Canton, Georgia and comprises approximately 38,000 square feet. We accounted for the purchase as an asset acquisition.
On August 18, 2017, we, through a wholly-owned subsidiary of the OP, completed its acquisition of a single tenant, triple-net leased MOB for a contract purchase price of $7.0 million. The property is located in Big Rapids, Michigan and comprises approximately 20,000 square feet. We accounted for the purchase as an asset acquisition.
On September 28, 2017, we, through a wholly-owned subsidiary of the OP, completed its acquisition of a senior living facility for a contract purchase price of $20.8 million. The property is located in Evans, Georgia and comprises approximately 64,000 square feet. We accounted for the purchase as an asset acquisition.
Assets Held for Sale
In January 2017, we entered into a purchase agreement to sell eight of our skilled nursing facility properties in Missouri for an aggregate contract purchase price of $42.0 million if closing occurs in 2017, and $44.1 million if closing occurs in 2018. The purchase agreement provides for an extended closing period to include seven closing adjournment periods, each requiring a non-refundable deposit through the final closing adjournment date, September 28, 2018. Although we believe the sale of the Missouri SNF Properties is probable, there can be no assurance that the sale will be consummated per the terms of the Missouri SNF PSA or at all. See Note 18 — Subsequent Events for further details on the Missouri SNF Properties.
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

The following table reflects the number of shares repurchased cumulatively through September 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Nine months ended September 30, 2017 (1)	1,554,768	21.61
Cumulative repurchases as of September 30, 2017	2,529,798	$22.43
_____________________________

(1)
Includes (i) 1,273,179 shares repurchased during the three months ended March 31, 2017 for approximately $27.5 million at a weighted average price per share of $21.61, (ii) 13,866 shares repurchased during the three months ended June 30, 2017 for approximately $0.3 million at a weighted average price per share of $23.93, and (iii) 267,723 shares repurchased during the three months ended September 30, 2017 for approximately $5.7 million at a weighted average price per share of $21.47. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Non-GAAP Financial Measures
This section reports on non-GAAP financial measures including Funds from Operations, Modified Funds from Operations and Net Operating Income. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)	$(4,716)	$(24,136)	$(34,991)
Depreciation and amortization(1)	20,240	19,068	18,814	58,122
Impairment charges	35	—	18,958	18,993
Gain on sale of real estate investment	—	(438)	—	(438)
Adjustments for non-controlling interests (2)	(99)	(77)	(175)	(351)
FFO attributable to stockholders	14,037	13,837	13,461	41,335
Acquisition and transaction related	2,845	1,743	(261)	4,327
Amortization of market lease and other intangibles, net	119	76	27	222
Straight-line rent adjustments	(1,052)	(367)	(504)	(1,923)
Amortization of mortgage premiums and discounts, net	(440)	(439)	(400)	(1,279)
Loss on non-designated derivatives	64	43	22	129
Capitalized construction interest costs	(418)	(484)	(566)	(1,468)
Adjustments for non-controlling interests (2)	(5)	(4)	8	(1)
MFFO attributable to stockholders	$15,150	$14,405	$11,787	$41,342
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(1,555)	$(3,000)	$(8,664)	$(13,219)
Depreciation and amortization(1)	24,408	24,084	27,125	75,617
Impairment (gain) on sale of real estate investments	—	389	(1,330)	(941)
Adjustments for non-controlling interests(2)	(124)	(118)	(124)	(366)
FFO attributable to stockholders	22,729	21,355	17,007	61,091
Acquisition and transaction-related fees and expenses	42	2,059	958	3,059
Amortization of market lease and other lease intangibles, net	27	34	50	111
Straight-line rent	(2,417)	(413)	543	(2,287)
Amortization and accretion of mortgage premiums and discounts, net	(514)	(488)	(483)	(1,485)
Gain on sale of investment securities	—	—	(56)	(56)
Contingent purchase price consideration	(6)	(219)	83	(142)
Capitalized construction interest costs	(173)	(203)	(267)	(643)
Adjustments for non-controlling interests(2)	18	(14)	7	11
MFFO attributable to stockholders	$19,706	$22,111	$17,842	$59,659
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2017:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$7,561	$—	$(1)	$(13,699)	$(6,139)
Impairment charges	35	—	—	—	35
Operating fees to related parties	—	—	—	5,301	5,301
Acquisition and transaction related	2,801	—	—	44	2,845
General and administrative	1	—	—	4,156	4,157
Depreciation and amortization	20,344	—	6	133	20,483
Interest expense	1,255	—	—	4,227	5,482
Interest and other income	(1)	—	—	—	(1)
Loss on non-designated derivative instruments	—	—	—	64	64
Income tax benefit (expense)	—	—		(195)	(195)
Net income (loss) attributable to non-controlling interests	3	—	—	(31)	(28)
NOI	$31,999	$—	$5	$—	$32,004
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2016:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$10,350	$—	$201	$(12,106)	$(1,555)
Contingent purchase price consideration	(6)	—	—	—	(6)
Operating fees to related parties	—	—	—	5,155	5,155
Acquisition and transaction related	6	—	—	36	42
General and administrative	—	—	—	3,987	3,987
Depreciation and amortization	24,208	—	274	133	24,615
Interest expense	1,680	—	—	3,304	4,984
Interest and other income	(3)	—	—	(19)	(22)
Income tax benefit (expense)	—	—	—	(483)	(483)
Net income (loss) attributable to non-controlling interests	1	—	—	(7)	(6)
NOI	$36,236	$—	$475	$—	$36,711

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2017:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$10,971	$70	$413	$(16,170)	$(4,716)
Operating fees to related parties	—	—	—	5,637	5,637
Acquisition and transaction related	—	—	—	1,743	1,743
General and administrative	—	—	—	3,419	3,419
Depreciation and amortization	19,076	126	4	133	19,339
Gain on sale of real estate investment	—	—	(438)	—	(438)
Interest expense	1,172	—	—	5,416	6,588
Interest and other income	(2)	—	—	—	(2)
Loss on non-designated derivative instruments	—	—	—	43	43
Income tax benefit (expense)	—			(202)	(202)
Net income (loss) attributable to non-controlling interests	(4)	—	18	(19)	(5)
NOI	$31,213	$196	$(3)	$—	$31,406
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,558	$(512)	$(12,046)	$(3,000)
Contingent purchase price consideration	(219)	—	—	(219)
Impairment on sale of real estate investments	5	384	—	389
Operating fees to related parties	—	—	5,172	5,172
Acquisition and transaction related	8	—	2,051	2,059
General and administrative	—	—	2,416	2,416
Depreciation and amortization	23,906	244	133	24,283
Interest expense	1,571	—	3,305	4,876
Interest and other income	(2)	—	(19)	(21)
Income tax benefit (expense)	—	—	(992)	(992)
Net income (loss) attributable to non-controlling interests	1	—	(20)	(19)
NOI	$34,828	$116	$—	$34,944

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended September 30, 2017:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(8,544)	$224	$(1)	$(15,815)	$(24,136)
Impairment charges	18,958	—	—	—	18,958
Operating fees to related parties	—	—	—	5,635	5,635
Acquisition and transaction related	—	101	—	(362)	(261)
General and administrative	—	—	—	3,541	3,541
Depreciation and amortization	18,714	242	—	133	19,089
Interest expense	935	—	—	7,903	8,838
Interest and other income	(2)	—	—	(300)	(302)
Loss on non-designated derivative instruments	—	—	—	22	22
Income tax benefit (expense)	—	—	—	(652)	(652)
Net income (loss) attributable to non-controlling interests	2	—	—	(105)	(103)
NOI	$30,063	$567	$(1)	$—	$30,629
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended September 30, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$2,706	$1,430	$(12,800)	$(8,664)
Contingent purchase price consideration	83		—	83
Operating fees to related parties	—		5,199	5,199
Acquisition and transaction related	(33)		991	958
General and administrative	—		2,874	2,874
Depreciation and amortization	27,030	184	133	27,347
Gain on sale of real estate investments	—	(1,330)	—	(1,330)
Gain on sale of investment securities	—		(56)	(56)
Interest expense	1,497		3,426	4,923
Interest and other income	(2)		—	(2)
Income tax benefit (expense)	—		260	260
Net income (loss) attributable to non-controlling interests	(2)		(27)	(29)
NOI	$31,279	$284	$—	$31,563

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2017:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,988	$294	$412	$(45,685)	$(34,991)
Impairment charges	18,993	—	—	—	18,993
Operating fees to related parties	—	—	—	16,573	16,573
Acquisition and transaction related	2,800	101	—	1,426	4,327
General and administrative	—	—	—	11,116	11,116
Depreciation and amortization	58,133	368	10	400	58,911
Interest expense	3,362	—	—	17,546	20,908
Interest and other income	(5)	—	—	(300)	(305)
Gain on sale of real estate investment	—	—	(438)	—	(438)
Loss on non-designated derivative instruments	—	—	—	129	129
Income tax benefit (expense)				(1,049)	(1,049)
Net income (loss) attributable to non-controlling interests	4	—	17	(156)	(135)
NOI	$93,275	$763	$1	$—	$94,039
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2016:

(In thousands)	Same Store	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$22,614	$1,119	$(36,952)	$(13,219)
Contingent purchase price consideration	(142)	—	—	(142)
Impairment on sale of real estate investments	—	389	—	389
Operating fees to related parties	—	—	15,526	15,526
Acquisition and transaction related	(19)	—	3,078	3,059
General and administrative	—	—	9,277	9,277
Depreciation and amortization	75,143	702	400	76,245
Interest expense	4,748	—	10,035	14,783
Interest and other income	(6)	—	(39)	(45)
Gain on sale of real estate investment	—	(1,330)	—	(1,330)
Gain on sale of investment securities	—	—	(56)	(56)
Income tax benefit (expense)	—	—	(1,215)	(1,215)
Net income (loss) attributable to non-controlling interests	—	—	(54)	(54)
NOI	$102,338	$880	$—	$103,218

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
During the nine months ended September 30, 2017, distributions paid to common stockholders and OP Unit holders totaled $105.3 million, including $47.3 million which was reinvested into additional shares of common stock through our DRIP. For the nine months ended September 30, 2017, cash flows provided by operations were $46.9 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units for the period indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017		September 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$37,536		$34,538		$32,759		$104,833
Distributions on OP Units	169		177		129		475
Total distributions (1)	$37,705		$34,715		$32,888		$105,308

Source of distribution coverage:
Cash flows provided by operations	$18,633	49.4%	$17,092	49.2%	$11,128	33.8%	$46,853	44.5%
Proceeds received from common stock issued under the DRIP (2)	—	—%	146	0.4%	8,795	26.7%	8,941	8.5%
Proceeds from the sale of real estate investments	18,656	49.5%	726	2.1%	—	—%	19,382	18.4%
Cash received in asset acquisition	—	—%	859	2.5%	6	—%	865	0.8%
Available cash on hand (3)	416	1.1%	15,892	45.8%	12,959	39.5%	29,267	27.8%
Total source of distribution coverage	$37,705	100.0%	$34,715	100.0%	$32,888	100.0%	$105,308	100.0%

Cash flows provided by operations (in accordance with GAAP)	$18,633		$17,092		$11,128		$46,853
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)		$(4,716)		$(24,136)		$(34,991)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.

(3)	Includes proceeds received from credit facilities and mortgage notes payable.
For the nine months ended September 30, 2017, cash flows provided by operations were $46.9 million and therefore were not sufficient to fully fund our distributions during this time period. We have and may continue to use proceeds from common stock reinvested under the DRIP, proceeds from our investment activities and cash from borrowings to fund our distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet distribution expectations. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.

We may not generate sufficient cash flow from operations in the remainder of 2017 and future periods to pay distributions at our current level or at all. The amount of cash available for distributions is impacted by many factors, such as rental income, the performance of our properties and our corporate operating expenses. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results and cash available for distribution may differ significantly from the estimates used by the Board in establishing a distribution rate to stockholders.
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
Our loan agreements require us to comply with specific reporting covenants. With the agreement of our administrative agent and the requisite lenders under the Revolving Credit Facility, we calculated the borrowing capacity on such date rather than as of September 30, 2017, due to the decline in occupancy of four properties.  Three of these properties had already been removed from the borrowing base under the Revolving Credit Facility subsequent to September 30, 2017 and financed through a master credit facility issued through Fannie Mae’s Multifamily MBS program. As a result of the agreement of the administrative agent and the requisite lenders described above, we are in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility, Fannie Mae Master Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2017. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of September 30, 2017, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Mae Master Credit Facilities had weighted-average effective interest rates per annum of 4.6%, 2.3% and 3.5%, respectively.

			Years Ended December 31,
(In thousands)	Total	October 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage notes payable	$359,386	$508	$45,125	$25,171	$288,582
Interest on mortgage notes payable	85,654	4,073	28,319	25,515	27,747
Revolving Credit Facility	280,500	—	280,500	—	—
Interest on Revolving Credit Facility	12,496	2,141	10,355	—	—
Fannie Mae Master Credit Facilities	142,116	—	—	130	141,986
Interest on Fannie Mae Master Credit Facilities	44,700	1,268	10,050	10,064	23,318
Lease rental payments due (1)	43,551	222	1,499	1,495	40,335
Development project funding commitment (2)	4,114	4,114	—	—	—
Total	$972,517	$12,326	$375,848	$62,375	$521,968
_______________________________

(1)	Lease rental payments due includes $3.3 million of imputed interest related to our capital lease obligations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of our Revolving Credit Facility, Fannie Mae Master Credit Facilities and mortgage notes payable, bears interest at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as caps, swaps, collars, options, floors and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2017, we had entered into four non-designated interest rate caps with a notional amount of $142.1 million and two designated interest rate swaps with a notional amount of $250 million. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2017, our debt consisted of both fixed and variable rate debt. We had fixed rate secured mortgage notes payable with an aggregate gross carrying value of $347.2 million and a fair value of $347.4 million. A portion of the fixed rate mortgage notes are comprised of variable rate debt that is fixed as a result of the interest rate swap described above. Changes in market interest rates on our fixed rate debt impacts the fair value of the mortgage notes payable, but has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $5.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.0 million.
As of September 30, 2017, our variable rate Revolving Credit Facility and Fannie Mae Master Credit Facilities had an aggregate carrying value of $422.6 million and fair value of $423.4 million. We also had variable rate mortgage notes payable with an aggregate gross carrying value of $12.2 million and a fair value of $12.6 million. Interest rate volatility associated with these variable rate borrowings affects interest expense incurred and cash flow. The sensitivity analysis related to this variable rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable rate debt would increase or decrease our interest expense by $4.3 million.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the update described below:
We have historically not generated sufficient cash flows from operations to fund distributions and there can be no assurance we will continue to pay distributions at our current level or at all.
We have historically not generated sufficient cash flow from operations to fund distributions. If we do not generate sufficient cash flows from our operations to fund distributions, we may have to further reduce or suspend distributions.  We have funded a portion of our distributions from, among other things, borrowings and proceeds from the sale of real estate investments. Borrowings required to fund distributions may not be available at favorable rates, or at all, and could restrict the amount we can borrow for investments and other purposes. Likewise, the proceeds from any property sale may not be available to fund distributions.  Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings.  For example, the terms of our Revolving Credit Facility, includes a covenant limiting distributions to stockholders, with certain exceptions, to a percentage of Modified FFO as defined in the credit agreement related to the Revolving Credit Facility.  This covenant has been amended twice during 2017 to permit us to pay a certain level of distributions, but there is no assurance that our lenders will agree to future amendments.
Further, in March 2017, we decreased the rate at which we pay distributions from an annual rate of $1.70 per share to $1.45 per share. There is no assurance, however, that we will continue to pay distributions at this level or at all. Distributions paid from sources other than our cash flows from operations also reduce the funds available for other needs such as property acquisitions, capital expenditures and other real estate-related investments.
Failure to complete the Asset Purchase, which is subject to conditions, could have adverse consequences for us.
The Asset Purchase is subject to certain conditions, some of which are out of our control, including, among other things, approval by HT III’s stockholders of both the Asset Purchase and HT III’s plan of liquidation and dissolution and customary closing conditions. HT III's annual stockholder meeting, at which these approvals will be sought, has been scheduled for December 21, 2017; however, there still can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived, if permitted, by the March 16, 2018 outside date, the Purchase Agreement may be terminated and the Asset Purchase would not be completed. There can be no assurance with respect to the timing of the completion of the Asset Purchase or whether the Asset Purchase will be completed on its current terms, or at all. Regardless of whether the Asset Purchase is completed, we are required to pay our expenses in connection with the Asset Purchase, including financial advisory, legal and accounting fees. If the Asset Purchase is not completed on a timely basis, or at all, we also will not realize any of the benefits expected from its completion. This loss of benefits, or the increase in risks, could have a material adverse effect on our business.
Moreover, at the closing of the Asset Purchase, we plan to simultaneously add qualifying properties we are acquiring to the borrowing base of the Revolving Credit Facility, thereby increasing the borrowing capacity thereunder, and draw down approximately $50.0 million to pay a portion of the Purchase Price and other costs associated with the closing of the Asset Purchase. We intend to fund the remaining amounts payable through a combination of additional borrowings made possible by adding additional unencumbered assets we currently own to the borrowing base of the Revolving Credit Facility as well as cash on hand. Adding any property to the borrowing base of the Revolving Credit Facility requires satisfying certain conditions, including approval of the agent thereunder. There can be no assurance these conditions will be satisfied or waived when all the other conditions to the closing of the Asset Purchase have been satisfied or waived and that we will be able pay the Purchase Price when we are required to do so under the Purchase Agreement.
We have not made alternative financing arrangements and, if sufficient financing is not available through the Revolving Credit Facility on the Closing Date, we may not have sufficient cash on hand available to fund the entire Purchase Price and any other costs payable in connection with the closing of the Asset Purchase. As of September 30, 2017, we had approximately $67.1 million in cash and cash equivalents. Our cash on hand may decline between the date of this Quarterly Report on Form 10-Q and the Closing Date. In addition we are subject to a covenant requiring the aggregate amount of all our restricted cash and cash equivalents to be equal to at least $30.0 million at all times. Failure to complete the Asset Purchase, due to lack of financing or for any other reason, could have adverse consequences for us.

Our pending sale of eight skilled nursing facility assets may not be completed on its current terms or at all, which may have a material adverse effect on our business, financial condition and results of operation.
In January 2017, we entered into an agreement to sell the Missouri SNF Properties to affiliates of the tenant-operators of the facilities for $42 million. Pursuant to their rights under the purchase agreement, the contract purchasers have seven options to adjourn the closing date for the sale through December 31, 2018. As of the date of this filing, the contract purchasers have adjourned the original closing date three times. The current scheduled closing date is December 29, 2017. The tenants of the skilled nursing facilities have not been paying rent due to us since August 2017. As a result, we have been deducting the past due rent from existing security deposits. On November 13, 2017, we received copies of notices, each dated November 1, 2017, from the Missouri Department of Health and Senior Services, Section for Long-Term Care Regulation, addressed to the tenants of the Missouri SNF Properties, stating that the license to operate each of the facilities held by the tenants will be null and void on December 1, 2017. Although the tenants have the right to appeal the revocations (and have advised us that they intend to do so) there is no assurance that an appeal will be successful. Revocation of the licenses or failure to complete the sale of the Missouri SNF Properties in accordance with the terms of the existing agreement each may have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
On July 21, 2017, we awarded each of our four independent directors 1,398 restricted shares of common stock (“restricted shares”) under our employee and director incentive restricted share plan (as amended and restated from time to time, the "RSP"). All of these restricted shares were forfeited on September 8, 2017.
On September 8, 2017, we awarded our chairman 300,000 restricted shares under the RSP and awarded each of our three other independent directors 25,000 restricted shares under the RSP.
All of these awards of restricted shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Please see Note 12 - Share-Based Compensation to of the accompanying consolidated financial statements for further details.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Nine months ended September 30, 2017 (1)	1,554,768	21.61
Cumulative repurchases as of September 30, 2017	2,529,798	$22.43
_____________________________

(1)
Includes (i) 1,273,179 shares repurchased during the three months ended March 31, 2017 for approximately $27.5 million at a weighted average price per share of $21.61, (ii) 13,866 shares repurchased during the three months ended June 30, 2017 for approximately $0.3 million at a weighted average price per share of $23.93, and (iii) 267,723 shares repurchased during the three months ended September 30, 2017 for approximately $5.7 million at a weighted average price per share of $21.47. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Articles Supplementary
On November 7, 2017, the Company’s board of directors, upon recommendation of its nominating and corporate governance committee (which is comprised entirely of independent directors), unanimously approved a resolution electing to be subject to Section 3-803 of the Maryland General Corporation Law (“MGCL”), so that the board of directors will be classified into three classes each initially comprised of no more than two directors. On November 9, 2017, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to implement this change (the "Articles Supplementary"). The Articles Supplementary were effective upon the acceptance for record of the filing.
Effective upon the acceptance for record of the Articles Supplementary, the Board will be divided into three classes as follows: (i) Lee M. Elman in Class I with a term of office lasting until the Company’s annual meeting of stockholders to be held in 2018 and until his successor is duly elected and qualifies; (ii) Elizabeth K. Tuppeny and Edward G. Rendell in Class II with a term of office lasting until the Company’s annual meeting of stockholders to be held in 2019 and until their respective successor is duly elected and qualifies; and (iii) Leslie D. Michelson and Edward M. Weil, Jr. in Class III each with a term of office lasting until the Company’s annual meeting of stockholders to be held in 2020 and until his successor is duly elected and qualifies. At each annual meeting of the stockholders, the successors to the class of directors
The number of directors in each class may be changed from time to time by the board of directors to reflect an increase or decrease in the total number of directors so that each class, to the extent possible, will have the same number of directors.
The decision by the Company’s board of directors to adopt a classified board was not taken in response to any known takeover attempt or threat, but rather because the Company’s board of directors, in considering various arguments for and against having a classified board, believed it is in the best interest of the Company to promote its operating stability and the implementation of the Company’s long-term business strategy.
The foregoing description of the Articles Supplementary does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles Supplementary, which is filed as an exhibit to this Quarterly Report on Form 10-Q.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 *	Articles Supplementary of Healthcare Trust, Inc.
10.1 (1)	First Amendment to Employee and Director Incentive Restricted Share Plan, effective as of August 8, 2017.
10.2 *	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017.
10.3 *	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.4 (2)	Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2017.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on August 14, 2017.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2017.