Form 10-K
period 2017-12-31
Healthcare Trust, Inc.
filed 2018-03-20
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock.
As of February 28, 2018, the registrant had 90,676,939 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2017

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in Healthcare Trust Advisors, LLC (our "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor. As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.

•	There can be no assurance we will continue to pay distributions at our current level.

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

•
The offering price and repurchase price for our shares under our distribution reinvestment plan ("DRIP") and our share repurchase program (as amended, the "SRP") may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire the Company.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7) of this Annual Report on Form 10-K.

PART I
Item 1. Business
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2017, we owned 185 properties located in 30 states and comprised of 9.0 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through Healthcare Trust Operating Partnership, L.P. (the "OP").
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of December 31, 2017, we have received total proceeds of $2.2 billion, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 8 — Common Stock) and including $256.3 million in proceeds received under the DRIP.
On March 30, 2017, our board of directors ("Board") approved a per share estimate of net asset value ("Estimated Per-Share NAV") equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock at the then-current Estimated Per-Share NAV approved by the Board.
We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business. The Advisor, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner") and Property Manager also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
On December 22, 2017, we purchased all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (“HT III”) that own the 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of our Advisor.
Portfolio Summary
The following table summarizes our portfolio of properties as of December 31, 2017:

Asset Type	Number of Properties	Rentable Square Feet	Gross Asset Value (1)	Gross Asset Value %
			(In thousands)
Medical office and outpatient	99	3,641,566	$998,659	39.9%
Seniors housing	61	4,199,733	1,133,211	45.2%
Hospitals, post-acute and other	25	1,205,691	373,175	14.9%
Total	185	9,046,990	$2,505,045	100.0%
_______________

(1)
Gross asset value represents "real estate investments, at cost" on the accompanying consolidated balance sheets, which is the contract purchase price for an asset, adjusted for certain items in accordance with accounting principles generally accepted in the United States ("GAAP"), plus market lease intangible liabilities and debt premiums and discounts and including held for sale assets.

In constructing our portfolio, we are committed to a strategy dedicated to diversification of tenancy and geography. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2017:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In thousands)
Northeast	16	$39,478	1,549,578
South	64	134,070	3,420,670
Midwest	77	108,491	2,752,974
West	28	39,774	1,323,768
Total	185	$321,813	9,046,990
_______________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2017 on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating properties.

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
We have invested, and expect to continue investing, primarily in MOBs and seniors housing communities. In addition, we may invest in facilities leased to hospitals, rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and seniors housing — operating properties ("SHOP"). Our SHOP investments are held through a structure permitted under the provisions of RIDEA (as defined below). We generally acquire a fee interest in any property we acquire (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
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

As of December 31, 2017, 2016 and 2015, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2017, 2016 and 2015:

	December 31,
State	2017	2016	2015
Florida	17.5%	19.3%	18.6%
Georgia	10.7%	10.2%	*
Iowa	*	10.5%	10.1%
Michigan	11.6%	*	*
Pennsylvania	10.8%	12.0%	11.4%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
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
Medical Office Building and Outpatient Facilities
As of December 31, 2017, we owned 99 MOBs and outpatient facilities totaling 3.6 million square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
There are a variety of types of MOBs: on campus, off campus, affiliated and non-affiliated. On campus MOBs are physically located on a hospital's campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Affiliated MOBs may be located on campus or off campus, but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, non-affiliated MOBs are not affiliated with any hospital or health system, but may contain physician offices and other healthcare services. We favor affiliated MOBs versus non-affiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system and buildings not affiliated with the hospital or health system but anchored or entirely occupied by a long-tenured physician practice.
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2017:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	21	1,248,875
Off Campus	78	2,392,691
Total	99	3,641,566

Affiliated	79	3,026,229
Non-affiliated	20	615,337
Total	99	3,641,566

Seniors Housing Communities
As of December 31, 2017, we owned 52 seniors housing communities under a structure permitted by RIDEA, our SHOP segment, and nine seniors housing communities under long term leases, which are included within our triple net leased healthcare facilities segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living, memory care and independent living units.
Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2017, our seniors housing assets included approximately 2.3 thousand assisted living units and 1.2 thousand memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2017, our seniors housing assets included 1.0 thousand independent living units.
Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute care and other facilities are leased to tenants that provide healthcare services. As of December 31, 2017, we owned 25 other healthcare-related assets, including hospitals and post-acute care facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.
Healthcare Industry
Healthcare is the single largest industry in the United States based on Gross Domestic Product ("GDP"). According to the National Health Expenditures Projections, 2017 - 2026 report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 5.3% in 2018 and at an average annual growth rate of 5.6% for 2018 through 2026 and (ii) the healthcare industry is projected to increase from 18.2% of U.S. GDP in 2018 to 19.7% by 2026. This growth in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor's Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing approximately 19.7 million seasonally adjusted jobs as of December 31, 2017. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 18% from 2016 to 2026, adding about 2.4 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe the continued growth in employment in the healthcare industry will lead to growth in demand for medical office buildings and other facilities that serve the healthcare industry.
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
According to the Centers for Disease Control and Prevention (the "CDC"), 6.6% of all adults aged 65 and over during the first quarter of 2017 needed help with personal care from another person. For both sexes combined, adults aged 85 years and over (21.5%) were more than twice as likely as adults aged 75 to 84 (7.2%) to need help with personal care from other persons; adults aged 85 and over were slightly more than six times as likely as adults aged 65 to 74 (3.7%) to need help with personal care from other persons.  Also, according to the CDC, symptoms of Alzheimer’s disease generally do not appear until after the age of 60 years old. Starting at age 65, the risk of developing the disease doubles every five years. As of 2016, approximately 11% of people 65 and older has Alzheimer’s disease, and approximately 32% of people 85 and older have the disease. It is the sixth leading cause of death among all adults and the fifth leading cause for those aged 65 or older. Up to 5.4 million Americans currently have Alzheimer’s disease and by 2060 the number is expected to more than double due to the aging of the population.
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for medical office buildings and seniors housing communities and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 98 million in 2050, up from 47 million in 2015. This group will grow more rapidly than the overall population.  Thus, its share of the population will increase to 23.5% in 2050, from 15% in 2015. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that with the arrival of healthcare reform in the United States, we and our tenants and operators will experience a significant increase in the demand for medical services.
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
We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our Advisor's internal asset managers actively manage and monitor the medical office building portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our Advisor's personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.
As of February 28, 2018, we had $13.5 million in assets under two executed letters of intent. Pursuant to the terms of these letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our credit facilities to fund acquisitions (see Note 5 — Credit Facilities of the accompanying notes to the consolidated financial statements for more information on our credit facilities). Additionally, on March 5, 2018, we acquired the Texas Children's Hospital Medical Office Building located in Houston Texas for $6.7 million.

Maintaining a Strong and Flexible Capital Structure
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our Revolving Credit Facility and Fannie Credit Facilities. As of December 31, 2017, the Revolving Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder, and the Fannie Credit Facilities are secured by mortgages on 15 properties, in aggregate. Subsequent to December 31, 3017, we borrowed additional amounts under the Fannie Credit Facility secured by seven properties that had previously been pledged under a different mortgage loan, which was partially repaid with the proceeds from the additional borrowings under the Fannie Credit Facilities. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, among other things. As of December 31, 2017, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 40.1% and we had total secured borrowings of $950.2 million and no unsecured borrowings.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. We are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our qualification as a REIT.
Competition
The market for MOBs, seniors housing and other healthcare-related real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.

Healthcare Regulation
Overview
The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Prohibition, the False Claims Act and similar state laws. We may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities all of which could materially impact the business and operations of our tenants and therefore our business, as detailed below. Additionally, as discussed in more detail below, recent challenges to the Patient Protection and Affordable Care Act (the “Affordable Care Act”), including a tax reform bill signed into law repealing the penalty on individuals for failing to maintain health insurance and a recent lawsuit filed by twenty states challenging the constitutionality of the Affordable Care Act, make the future status of the Affordable Care Act unknown. A shift towards less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.
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

In certain states skilled nursing facilities and hospitals are also subject to various state certificate of need ("CON") laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment or introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator's ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator's revenues and, in turn, its ability to make rental payments under, and otherwise comply with the terms of, its leases with us.
Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:

•
The Federal Anti-Kickback Statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships, including the payment, receipt or solicitation of any remuneration, directly or indirectly, to induce a referral of any patient or service or item covered by a federal healthcare program, including Medicare and Medicaid;

•
The Federal Physician Self-Referral Prohibition (Ethics in Patient Referral Act of 1989, commonly referred as the "Stark Law"), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

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
In the ordinary course of their business, the operators at our properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts accompanied by an increased pressure to eliminate government waste has led to a significant increase in the number of investigations and enforcement actions over the past several years. Significant enforcement activity has been the result of actions brought by regulators, who file complaints in the name of the United States (and, if applicable, particular states) under the FCA or equivalent state statutes. The qui tam and whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded with tremendous potential financial gain to private citizens who prevail. Additionally, violations of the FCA can result in treble damages.
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
The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. In December 2017, a tax reform bill passed by the House of Representatives and the Senate was signed into law by President Trump, which repeals the penalty on individuals for failing to maintain health insurance as required under the Affordable Care Act effective in 2019. Additionally, in February 2018, twenty states filed a lawsuit in the Northern District of Texas alleging that the Affordable Care Act is now unconstitutional because the penalty on individuals was repealed. President Trump has also stated his intention to make changes to the Medicaid Program. The uncertain status of the Affordable Care Act and federal health care programs such as Medicaid affects, among other things, our ability to plan for the future.
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
We regularly assess the financial implications of reimbursement rule changes on our tenants, but we cannot assure you that current rules or future updates will not materially adversely affect our operators and tenants, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See “Risk Factors - Healthcare Industry Risks - Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us” and “Risk Factors - Healthcare Industry Risks - A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.

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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2017 and do not expect that we will be required to make any such material capital expenditures during 2018.
Employees
We have no employees. Instead, the employees of our Advisor and other affiliates of AR Global perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general and administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from an unrelated party at potentially higher costs.
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
Risks Related to Our Properties and Operations
We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015.
We have incurred net losses attributable to stockholders on a U.S. GAAP basis for the years ended December 31, 2017, 2016, and 2015 of $42.5 million, $20.9 million and $41.7 million, respectively. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder's investment could decline substantially. We were incorporated on October 15, 2012. As of December 31, 2017, we owned 185 properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We depend upon our Advisor and our Property Manager to provide us with executive officers and key personnel and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and Property Manager. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, the Board.
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
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. We are not named in the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
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
Our common stock is not traded on a national securities exchange, and we only repurchase shares under our SRP in the event of death or disability of a stockholder. Our stockholders may have to hold their shares for an indefinite period of time, and stockholders who sell their shares to us under our SRP may receive less than the price they paid for the shares.
There is not active trading market for our shares. Our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to our SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the DRIP and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year, subject to the authority of the Board to identify another source of funds for repurchases under the SRP. The Board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice. Therefore, requests for repurchase under the SRP may not be accepted. Repurchases under the SRP will be based on Estimated Per Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
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
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.

We have historically not generated sufficient cash flow from operations to fund distributions. In March 2017, we decreased the rate at which we pay distributions from an annual rate of $1.70 per share to $1.45 per share, and in February 2018 we decreased this rate further to $0.85 per share. If we do not generate sufficient cash flows from our operations to fund distributions, we may have to further reduce or suspend distributions. We have funded a portion of our distributions from, among other things, DRIP proceeds, borrowings and proceeds from the sale of real estate investments. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to continue to use DRIP proceeds. Borrowings required to fund distributions may not be available at favorable rates, or at all, and could restrict the amount we can borrow for investments and other purposes. Likewise, the proceeds from any property sale may not be available to fund distributions. Distributions paid from sources other than our cash flows from operations also reduce the funds available for other needs such as property acquisitions, capital expenditures and other real estate-related investments.
We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect an investment in our common stock. Moreover, the Board may change our distribution policy, in its sole discretion, at any time.
Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. For example, our Revolving Credit Facility imposes limitations on our ability to pay distributions to stockholders and repurchase shares of common stock. Distributions to stockholders are limited, with certain exceptions, to a percentage of Modified FFO (as defined in the Revolving Credit Facility, (which is different from MFFO as discussed in this Annual Report on Form 10-K) during the applicable period as follows: (i) for the six months ending March 31, 2018, 130% of Modified FFO; (ii) for the nine months ending June 30, 2018, 120% of Modified FFO; (iii) for the twelve months ending September 30, 2018, 115% of Modified FFO; and (iv) for the twelve months ending December 31, 2018 and for each period of four fiscal quarters ending after that period, 110% of Modified FFO. This covenant was amended twice during 2017 to permit us to pay a certain level of distributions, but there is no assurance that our lenders will agree to future amendments if needed, or if Modified FFO is not sufficient.
If we internalize our management functions, we would be required to pay a transition fee and would not have the right to retain our management or personnel. We may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions after February 2019, under the terms of our advisory agreement we would be required to pay a transition fee to our Advisor. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We may be unable to terminate our advisory agreement.
On February 17, 2017, we entered into a Second Amended and Restated Advisory Agreement with our Advisor. The agreement has a ten-year term and may only be terminated under limited circumstances. This will make it difficult for us to renegotiate the terms of our advisory agreement or replace our Advisor even if the terms of our agreement are no longer consistent with the terms generally available to externally managed REITs for similar services.
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

Our business could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations (including our tenant-operators and other third-party operators of our healthcare facilities), these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

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
The purchase price per share for shares issued under the DRIP and the repurchase price of our shares under our share repurchase program is based on our Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the Board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.

Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. The Board reviews the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by the Board, neither our Advisor nor the Board will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable value of shares of our common stock.
Because they are based on Estimated Per-Share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon our liquidation or the price that a third party would pay to acquire us.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per-share net asset value at any given time.
Valuations of Estimated Per-Share NAV are made at least once annually. In connection with any valuation, the Board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with the annual valuation.
Because valuations only occur annually, Estimated Per-Share NAV cannot take into account any material events that occur after the Estimated Per-Share NAV has been calculated for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or distributions to shareholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, to the extent we pay distributions in excess of our cash flows provided by operations, this could result in a decrease to our Estimated Per-Share NAV. As a result, the Estimated Per-Share NAV is not guaranteed to accurately reflect the value of the shares at any given time, and our Estimated Per-Share NAV may differ significantly from our actual per-share net asset value at any given time.
Our pending sale of eight skilled nursing facility assets may not be completed on its current terms or at all, which may have a material adverse effect on our business, financial condition and results of operation.
In January 2017, we entered into a purchase and sale agreement to sell the Missouri SNF Properties to affiliates of the tenant-operators of the facilities for $42 million.  Pursuant to their rights under the initial purchase and sale agreement, the contract purchasers had seven options to adjourn the closing date for the sale through December 31, 2018, with each adjournment conditioned on the purchasers’ deposit of additional earnest money.
On November 13, 2017, we received copies of notices, each dated November 1, 2017, from the Missouri Department of Health and Senior Services, Division of Regulation and Licensure, Section for Long-Term Care Regulation ("DHSS"), addressed to two of the eight tenants of the Missouri SNF Properties, stating that such tenants’ licenses to operate the facilities will be null and void on December 1, 2017.  The notices provided the tenants the right to file an administrative appeal of the license revocations within fifteen days after the date of the mailing of the notices.
On November 15, 2017, the tenants filed with the Administrative Hearing Commission of the State of Missouri (the “Commission”) a complaint appealing the decision by the DHSS to revoke the tenants’ operating licenses and a motion to stay the revocation.  On November 22, 2017, the subject tenants and the DHSS entered into an Agreement for Entry of Stay Order With Conditions and the Commission granted the motion for stay subject to the conditions set forth in the aforementioned Agreement, pending an evidentiary hearing or formal settlement.
On November 13, 2017, we received copies of notices, each dated November 1, 2017, from the DHSS addressed to the six of the eight tenants of the Missouri SNF Properties, stating that the applications for regular license for the applicable Missouri SNF Properties were denied and, further, that such tenants would no longer be authorized to operate the applicable Missouri SNF Properties upon expiration of the then current operating permits on November 30, 2017.  The applicable tenants subsequently filed a petition for injunctive relief in the Circuit Court of Cole County, Missouri (the “Circuit Court”).  On November 27, 2017, the subject tenants and the DHSS entered into an Agreement for Issuance of Regular Licenses With Conditions.  On November 28, 2017, the Circuit Court granted the subject tenants’ petition, enjoined the DHSS from denying the tenants’ applications for regular licenses and required the DHSS to issue regular licenses with expiration dates no earlier than May 28, 2018, pending a hearing on the merits before the Commission or formal settlement, and subject to the aforementioned Agreement.

In December 2017, we entered into a second amendment to the Missouri SNF PSA (the "Second Amendment to the Missouri SNF PSA"), in which we agreed to reduce the contract purchase price from $42.0 million to $40.0 million and finance $7.5 million of the reduced contract purchase price.  Pursuant to the Second Amendment to the Missouri SNF PSA, the closing date was amended to occur on or before the sixtieth day following the date on which all of the tenants have received a permanent license to operate the Missouri SNF Properties, but in no event later than September 30, 2018.  The tenants have not yet received permanent licenses to operate.  The tenants’ failure to obtain permanent licenses could adversely affect the purchaser’s ability to obtain financing to consummate the purchase of the Properties.  If the purchasers fail to close by the September 30, 2018 outside closing date, our sole remedy under the purchase and sale agreement will be to terminate the purchase and sale agreement and receive the earnest money in the amount of $1.4 million.  Further, if the tenants fail to obtain permanent licenses, they may not be able to fulfill their rental obligations under their leases with us.
Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at AR Global and its other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our sponsor.
In addition, we may acquire properties in geographic areas where other AR Global-sponsored own properties. Also, we may acquire properties from, or sell properties to, other AR Global-sponsored programs. If one of the other AR Global-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
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

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of AR Global, which could hinder our ability to implement our business strategy.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect interests in our Advisor and our Property Manager or AR Global-affiliated entities. Through AR Global’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the parent of our Sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities sponsored by affiliates of our Advisor, (c) investments with entities sponsored by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
Under our advisory agreement and the limited partnership agreement of our operating partnership, Healthcare Trust Operating Partnership, LP (the "OP"), (the "Partnership Agreement"), the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the Special Limited Partner to fees. In addition, the advisory agreement provides for payment of incentive compensation based on exceeding certain Core Earnings (as defined in the advisory agreement) thresholds in any period. Losses in one period do not affect these incentive compensation thresholds in subsequent periods. As a result, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase Core Earnings and thus its fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our advisory agreement, property management agreement and other agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
Moreover, the Partnership Agreement requires our OP to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor. This distribution is also payable in connection with the listing of our shares for trading on a national securities exchange or and in respect of the Special Limited Partners participation in net sales proceeds. However, the Special Limited Partner is not entitled to receive any part of this distribution that has already been paid under other circumstances. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the Special Limited Partner or its assignees. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of us and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor will be entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.

Risks Related to our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by the Board, no person may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits the Board to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits the Board to authorize the issuance of up to 350.0 million shares of stock. In addition, the Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, the Board could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Board has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

We have a staggered board, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
In accordance with our charter, the Board is divided into three staggered classes of directors. At each annual meeting, directors of one class elected to serve for a term of three years, until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The staggered terms of our directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
We are an “emerging growth company” under the federal securities laws and are currently subject to reduced public company reporting requirements.
We are an “emerging growth company” under the federal securities laws and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We will remain an “emerging growth company” until December 31, 2018, the last day of the fiscal year in which the fifth anniversary of the commencement of our initial public offering will occur, or, if earlier, the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, (“PCAOB”) that require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. We have generally taken advantage of these exemptions to the extent they are applicable to us.
Additionally, an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

If our stockholders do not agree with the decisions of the Board, our stockholders only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. The Board may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
amendment of our charter, except that the Board may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
All other matters are subject to the discretion of the Board.
The Board may change our investment policies without stockholder approval, which could alter the nature of a stockholder's investment.
The Board may change our investment policies over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by the Board without the approval of our stockholders. As a result, the nature of a stockholder's investment could change without his or her consent.
Stockholders will suffer dilution if we issue additional shares, which could adversely affect the value of our shares.
Our existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. The Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Stockholders will suffer dilution (both economic and percentage interest) of their equity investment in us, (a) from the sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock; (c) if we issue shares to our Advisor as payment of fees under our advisory agreement and other agreements; or (d) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests may, in the discretion of the Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to stockholders.
Our Advisor and its affiliates perform various services for us and are paid fees for these services which are substantial. Payment of these fees reduces the amount of cash available for investment in properties or distribution to stockholders.
We depend on our OP and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries, which could adversely affect, among other things, our ability to make distributions to stockholders.
Our only significant assets are and will be the general and limited partnership interests in our OP. We conduct, and intend to conduct, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations will be distributions from our OP and its subsidiaries of their net earnings and cash flows. There is no assurance that our op or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our op’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, stockholder's claims will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy stockholders' claims only after all liabilities and obligations of us and our OP and its subsidiaries have been paid in full.

General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply; and

•	changes in tenants' ability to pay their rental obligations due to unfavorable market conditions affecting business operations.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
Our property portfolio has a high concentration of properties located in four states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
The following four states represented 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2017:

State	Percentage of Straight-Line Rental Income
Florida	17.5%
Georgia	10.7%
Michigan	11.6%
Pennsylvania	10.8%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	climate change;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums;

•	state budgets and payment to providers under Medicaid or other state healthcare programs; and

•	changes in reimbursement for healthcare services from commercial insurers.

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
Properties that have vacancies for a significant period of time could be difficult to sell.
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
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of or refinancing properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for distributions.
Rising expenses could reduce cash flow.
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
In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
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
We have acquired and developed, and may in the future acquire and develop, properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups and our builder or partner's ability to build in conformity with plans, specifications, budgeted costs, and timetables. In connection with our acquisition of a property in Jupiter, Florida, we have been financing the development of a senior housing and skilled nursing facility and have invested approximately $72.0 million in connection with the development of this property (which is in addition to the amounts invested to purchase the property) as of December 31, 2017 in accordance with our obligations under our arrangements with Palm Health Partners, LLC ("Palm") the developer of the facility pursuant to a Development Agreement between one of our subsidiaries and Palm. Completion of this development has been delayed at least 12 months beyond our scheduled completion date. To the extent we fund additional monies for the completion of the development, Palm is responsible for reimbursing us for any amounts so funded. Entities related to Palm are, however, in default to us under leases and there can be no assurance that Palm will so reimburse us for these amounts (See Risk Factor Our properties and tenants may be unable to compete successfully. below). Palm is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). Until the CO is obtained we will not receive income from the property. There is no assurance as to when and if Palm will comply with its obligations or timely obtain the CO. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful.

Performance also may be affected or delayed by conditions beyond the entity’s control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We compete with third parties in acquiring properties and other investments and attracting credit worthy tenants.
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
We have investments in certain assets through joint ventures and may continue to enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
The properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants' failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. For example, Chatsworth at Wellington Green, LLC (“Wellington Tenant”), a tenant at one of our properties located at 10330 NuVista Ave., Wellington, FL 33414 (the “Wellington Property”), and Hillsborough Extended Care, LLC (“Lutz Tenant”), a tenant at one of our properties located at 19091 North Dale Mabry Highway, Lutz, FL 33548 (the “Lutz Property”), each related parties to Palm, has failed to pay rental obligations in amounts aggregating in excess of $4.3 million as of December 31, 2017. With respect to the Wellington Property, we are taking steps necessary and prudent to resolve this dispute without litigation but there can be no assurance these steps will be successful, that litigation will not be necessary or that NuVista will otherwise become current on its obligations. With respect to the Lutz Property, we have terminated Lutz Tenant and as of January 1, 2018 operations of the Lutz Property have been transferred to a new operator. This is not our only dispute with Palm or parties related thereto. See “-Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.”
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants' ability to make rental payments, which could adversely affect our rental revenues.
Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Operators in certain states have experienced delays; some of which are, have been, and may be late in receiving reimbursements, which have adversely affected their ability to make rent payments to us. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the Affordable Care Act through the Medicaid expansion and health insurance exchanges may be scaled back or eliminated in the future because the Affordable Care Act has faced ongoing legal challenges and the future status of the Affordable Care Act is unknown. In December 2017, a tax reform bill passed by the House of Representatives and the Senate was signed into law by President Trump, which repeals the penalty on individuals for failing to maintain health insurance as required under the Affordable Care Act effective in 2019. Therefore, starting in 2019, individuals may cancel their health insurance because there will be no penalty for failing to maintain such insurance. Additionally, in February 2018, twenty states filed a lawsuit in the Northern District of Texas alleging that the Affordable Care Act is now unconstitutional because the penalty on individuals was repealed. If the Affordable Care Act is declared unconstitutional, states may not have to comply with its requirements, which could impact health insurance coverage for individuals. President Trump has also stated his intention to make changes to the Medicaid program. We cannot ensure that our tenants who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide. The uncertain status of the Affordable Care Act and federal health care programs and the impact it may have on our tenants affects our ability to plan.
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
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services ("CMS"), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which has impacted our tenants' ability to make rent payments to us. Operators in certain states have experienced delays in receiving reimbursements, which has adversely affect their ability to make rent payments to us.
On April 16, 2015, President Obama signed MACRA into law, which among other things, permanently repealed the Sustainable Growth Rate formula ("SGR"), which threatened physician reimbursement under Medicare, and provided for an annual rate increase of 0.5% for physicians through 2019. The law also provides for a 1% update on the market basket increase for skilled nursing facilities for fiscal year 2018. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. A final rule updating certain Quality Payment Program regulations was published on November 16, 2017 and became effective on January 1, 2018. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further industry consolidation.
In addition, on July 30, 2017, CMS announced a final rule that projects increased aggregate Medicare payments to skilled nursing facilities by approximately $370 million, or 1.0%, for fiscal year 2018. If these rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
In addition, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our tenants have and may experience limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments.
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
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. In December 2017, a tax reform bill passed by the House of Representatives and the Senate was signed into law by President Trump, which repeals the penalty on individuals for failing to maintain health insurance as required under the Affordable Care Act effective in 2019. Therefore, starting in 2019, individuals may cancel their health insurance because there will be no penalty for failing to maintain such insurance. Additionally, in February 2018, twenty states filed a lawsuit in the Northern District of Texas alleging that the Affordable Care Act is now unconstitutional because the penalty on individuals was repealed. If the Affordable Care Act is declared unconstitutional, states may not have to comply with its requirements, which could impact health insurance coverage for individuals. We are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
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
The Affordable Care Act also requires the reporting and return of overpayments. On February 11, 2016, CMS published a final rule that requires Medicare Parts A and B health care providers and suppliers to report and return overpayments by the later of the date that is 60 days after the date an overpayment was identified, or the due date of any corresponding cost report, if applicable. Healthcare providers that fail to report and return an overpayment could face potential liability under the FCA and the Civil Monetary Penalties law and exclusion from federal healthcare programs. Accordingly, if our operators fail to comply with the Affordable Care Act’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.
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
Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the FCA, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, violations of the FCA can result in treble damages. Significant enforcement activity has been the result of actions brought by these individuals. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws, and these state laws have their own penalties which may be in additional to federal penalties.
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
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant's financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's business, operations and ability to pay rent to us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators' revenues likely are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.
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
As of December 31, 2017, we had total outstanding indebtedness of $950.2 million, including $239.7 million outstanding under our Revolving Credit Facility, $295.2 million outstanding under our Fannie Credit Facilities and $415.4 million in mortgage indebtedness. We may incur additional indebtedness. We expect that in most instances, we will continue to acquire real properties by using either existing financing or borrowing new funds. In addition, we may continue to incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limit on the amount we may borrow against any single improved property. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could cause restrictive covenants to become applicable from time to time.
We may experience a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction. Using leverage increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
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
Our Revolving Credit Facility and other financing arrangements have restrictive covenants relating to our operations and distributions.
Our Revolving Credit Facility and other financing arrangements contain provisions that affect or restrict our distribution and operating policies, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, replace the Advisor, discontinue insurance coverage, merge with another company, and create, incur or assume liens. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. If we refinance long-term debt at increased interest rates it may reduce the cash we have available to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if the Board determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also requires us to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may lease some of our "qualified health care properties" to one or more taxable REIT subsidiaries which in turn contract with independent third-party management companies to operate such "qualified health care properties" on behalf of such taxable REIT subsidiaries. We may use taxable REIT subsidiaries generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that the extent the distributions are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder's investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets, and no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of the Board to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the return earned on an investment in our shares.
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
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including additional limitations on the deductibility of business interest), and preferential taxation of income (including REIT dividends) derived by non-corporate taxpayers from “pass-through” entities. The TCJA also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides the Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. The Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of us and our stockholders.

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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by the Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2017:

Portfolio	Number of Properties	Rentable Square Feet	Percent Leased (1)	Weighted Average Remaining Lease Term (2)	Gross Asset Value (4)
					(In thousands)
Medical Office Buildings	99	3,641,566	92.9%	5.5	$998,659
Triple-Net Leased Healthcare Facilities (3):
Seniors Housing — Triple Net Leased	9	229,318	81.9%	12.8	78,086
Hospitals	4	428,620	88.8%	8.6	87,115
Post Acute / Skilled Nursing	18	777,071	100.0%	11.2	200,388
Total Triple-Net Leased Healthcare Facilities	31	1,435,009	93.8%	11.1	365,589
Seniors Housing — Operating Properties	52	3,970,415	88.1%	N/A	1,055,125
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	82,007
Portfolio, December 31, 2017	185	9,046,990			$2,505,045
_______________

(1)	Inclusive of leases signed but not yet commenced as of December 31, 2017.

(2)	Based on annualized rental income calculated on a straight-line basis.

(3)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.

(4)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

N/A	Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2017:

State	Number of Buildings	Annualized Rental Income(1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet
		(In thousands)
Alabama	1	$159	—%	5,564	0.1%
Arizona	14	10,000	3.1%	500,734	5.5%
Arkansas	3	15,493	4.8%	248,783	2.8%
California	7	13,211	4.1%	366,031	4.0%
Colorado	2	1,441	0.4%	59,483	0.7%
Florida	18	56,341	17.5%	1,151,813	12.7%
Georgia	15	34,577	10.7%	821,265	9.1%
Idaho	1	2,731	0.8%	55,846	0.6%
Illinois	17	12,870	4.0%	641,836	7.1%
Indiana	5	3,660	1.1%	163,035	1.8%
Iowa	14	29,845	9.3%	585,667	6.5%
Kansas	1	4,485	1.4%	49,360	0.5%
Kentucky	2	2,754	0.9%	92,875	1.0%
Louisiana	1	631	0.2%	17,830	0.2%
Maryland	1	940	0.3%	36,260	0.4%
Michigan	18	37,215	11.6%	663,040	7.3%
Minnesota	1	1,096	0.3%	36,375	0.4%
Mississippi	3	1,316	0.4%	73,859	0.8%
Missouri	11	13,538	4.2%	360,178	4.0%
New York	6	4,813	1.5%	245,861	2.7%
North Carolina	2	1,159	0.4%	68,122	0.8%
Ohio	2	824	0.3%	49,994	0.6%
Oregon	3	10,536	3.3%	288,774	3.2%
Pennsylvania	10	34,665	10.8%	1,303,717	14.4%
South Carolina	2	948	0.3%	52,527	0.6%
Tennessee	3	3,223	1.0%	175,652	1.9%
Texas	10	11,824	3.7%	442,030	4.9%
Virginia	3	4,705	1.5%	234,090	2.6%
Washington	1	1,855	0.6%	52,900	0.6%
Wisconsin	8	4,958	1.5%	203,489	2.2%
Total	185	$321,813	100.0%	9,046,990	100.0%
__________________________________________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2017 on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating properties.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2018	$93,064
2019	89,753
2020	84,681
2021	79,190
2022	72,700
2023	62,460
2024	59,149
2025	53,812
2026	50,386
2027	38,793
Thereafter	76,364
$760,352
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income(1)	Annualized Rental Income as a Percentage of the Total Portfolio(2)	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring(2)
		(In thousands)
2018	99	$8,430	8.0%	388,426	8.1%
2019	52	6,527	6.2%	287,302	6.0%
2020	68	8,160	7.7%	378,824	7.9%
2021	54	8,355	7.9%	359,618	7.5%
2022	52	13,147	12.4%	541,828	11.4%
2023	26	4,099	3.9%	162,584	3.4%
2024	54	7,923	7.5%	377,677	7.9%
2025	13	1,826	1.7%	86,445	1.8%
2026	10	11,329	10.7%	704,283	14.8%
2027	29	9,361	8.9%	464,239	9.7%
Total	457	$79,157	74.9%	3,751,226	78.5%
__________________________________________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2017, excluding seniors housing — operating properties, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Excludes seniors housing — operating properties.
Tenant Concentration
As of December 31, 2017, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for the portfolio on a straight-line basis.

Significant Portfolio Properties
As of December 31, 2017, the rentable square feet or annualized straight-line rental income of one property represented 5% or more of our total portfolio's rentable square feet or annualized straight-line rental income:
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
Property Financings
Our mortgage notes payable as of December 31, 2017 and 2016 consist of the following:

Portfolio	Encumbered Properties (1)	Outstanding Loan Amount as of December 31,		Effective Interest Rate		Interest Rate		Maturity
		2017	2016
		(In thousands)	(In thousands)
Medical Center of New Windsor - New Windsor, NY	—	$—	$8,602	—%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	—	—	3,414	—%		Fixed		Sep. 2017
Countryside Medical Arts - Safety Harbor, FL	1	5,773	5,904	4.98%		Variable	(2)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,381	6,526	4.98%		Variable	(2)	Apr. 2019
Slingerlands Crossing Phase I - Bethlehem, NY	—	—	6,589	—%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	—	—	7,671	—%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	—	—	6,719	—%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	—	—	30,858	—%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,327	3,428	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,066	3,151	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,372	24,820	3.87%		Fixed	(3)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,565	7,698	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,270	17,540	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,716	10,884	3.98%		Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,895	—	4.00%		Fixed		Oct. 2019
MOB Loan	32	250,000	—	4.44%		Fixed	(4)	June 2022
Bridge Loan	23	82,000	—	4.13%		Variable		Dec. 2019
Gross mortgage notes payable	67	415,365	143,804	4.31%	(5)
Deferred financing costs, net of accumulated amortization		(7,625)	(1,516)
Mortgage premiums and discounts, net		(1,110)	466
Mortgage notes payable, net		$406,630	$142,754
_______________
(1)    Does not include eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. See Note 5 - Credit Facilities for further details.
(2)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(3)    Interest only payments through July 1, 2016. Principal and interest payments began in August 2016.
(4)    Variable rate loan which is fixed as a result of entering into interest rate swap agreements. Note 7 - Derivatives and Hedging Activities.
(5)     Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2017.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
No established public market currently exists for our shares of common stock. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements.
Our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by the Board. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
On March 30, 2017 the Board determined an Estimated Per-Share NAV of $21.45 as of December 31, 2016. We intend to publish an Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017.
Consistent with our valuation guidelines, the Advisor engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets and provide a valuation range for each real estate asset, as well as other tangible assets with a defined and quantifiable future value. In addition, Duff & Phelps was engaged to review and incorporate in its report the Company’s market value estimate regarding other assets and liabilities as of the valuation date.
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
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of our other assets, minus the sum of (C) the estimated value of our debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in our hypothetical liquidation as of December 31, 2016, divided by (ii) our number of common shares outstanding on a fully-diluted basis as of December 31, 2016, which was 86,774,897.
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
The Estimated Per-Share NAV as of December 31, 2016 of $21.45, a value within the range determined by Duff & Phelps, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, on March 30, 2017. The Board based its determination on the Advisor’s recommendation, which was based on the Advisor’s review of the Duff & Phelps Real Estate Appraisal Report and on the Advisor’s own analysis, estimates and calculations and the fundamentals of the real estate assets. The review of the fundamentals of the real estate assets included a review of geographic location, stabilization and credit quality of tenants, age of the property, remaining or anticipated lease duration and renewal probability, as well as the other factors described herein. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-

Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates. Nevertheless, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
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
Holders
As of February 28, 2018 we had 90.7 million shares of common stock outstanding held by a total of 44,901 stockholders.
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
The following table details the tax treatment of the distributions paid during the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
	2017		2016		2015
Return of capital	99.7%	$1.50	86.8%	$1.47	97.9%	$1.66
Capital gain dividend income	0.3%	0.01	0.5%	0.01	0.3%	0.01
Ordinary dividend income	—%	—	12.7%	0.22	1.8%	0.03
Total	100.0%	$1.51	100.0%	$1.70	100.0%	$1.70
We have paid distributions on a monthly basis to stockholders of record each day of the prior month at a rate equal to $0.0046575343 per day (for the year 2016 only, $0.0046448087 per day per share of common stock to reflect that 2016 was a leap year), which is equivalent to $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to $0.0039726027 per day, which is equivalent to $1.45 per annum, per share of common stock.
On February 20, 2018, the Board unanimously authorized a further change in the rate at which we pay monthly distributions to holders of the Company’s common stock, effective for record dates as of and after March 1, 2018, from $0.0039726027 per share per day, or $1.45 per share on an annualized basis, to $0.0023287671 per share per day, or $0.85 per share on an annualized basis.
Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Revolving Credit Facility imposes limitations on our ability to pay distributions to stockholders. Distributions to stockholders are limited, with certain exceptions, to a percentage of Modified FFO as defined in the Revolving Credit Facility (which is different from MFFO as discussed in this Annual Report on Form 10-K) during the applicable period as follows: (i) for the six months ending March 31, 2018, 130% of Modified FFO; (ii) for the nine months ending June 30, 2018, 120% of Modified FFO; (iii) for the twelve months ending September 30, 2018, 115% of Modified FFO; and (iv) for the twelve months ending December 31, 2018 and for each period of four fiscal quarters ending after that period, 110% of Modified FFO.

The following table reflects distributions declared and paid, excluding distributions related to units of limited partner interests in the OP ("OP Units") and Class B Units, during the years ended December 31, 2017 and 2016:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2017	$37,536	$37,583
2nd Quarter, 2017	34,538	32,298
3rd Quarter, 2017	32,759	32,843
4th Quarter, 2017	32,782	33,180
Total 2017	$137,615	$135,904

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2016	$36,630	$36,633
2nd Quarter, 2016	37,269	36,978
3rd Quarter, 2016	37,616	37,732
4th Quarter, 2016	37,547	38,073
Total 2016	$149,062	$149,416
During the years ended December 31, 2017 and 2016, distributions paid to common stockholders totaled $137.6 million and $149.1 million, inclusive of $61.2 million and $73.6 million of distributions that were reinvested in shares issued under the DRIP, respectively. During the years ended December 31, 2017 and 2016, cash used to pay distributions was generated from net cash flow from operations, proceeds received from common stock issued under the DRIP, proceeds received from the sale of investment securities, proceeds received from the sale of real estate investments and financings.
Equity Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended from time to time, the "RSP"), which provides us with the ability to grant awards of restricted shares of common stock ("restricted shares") to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
Prior to August 2017, the RSP provided for an automatic grant of 1,333 restricted shares to each of the independent directors, without any further approval by the Board or our stockholders, on the date of his or her initial election to the Board and thereafter on the date of each annual stockholder meeting. The restricted shares awards granted as annual automatic awards prior to August 2017 were subject to vesting over a five-year period following the date of grant.
In August 2017, the Board amended the RSP to provide that the number of restricted shares comprising the automatic annual award to each of the independent directors would be equal to the quotient of $30,000 divided by the then-current NAV. These restricted shares vest annually over a five-year period in increments of 20.0% per annum beginning with the one-year anniversary of initial election to the Board and the date of the next annual meeting, respectively.

In September 2017, the Board subsequently amended and restated the RSP to eliminate the automatic annual awards and to make other revisions related to the implementation of a new independent director equity compensation program. As part of this new independent director equity compensation program, the Board approved a one-time grant of restricted share awards to the independent directors as follows: (i) 300,000 restricted shares to the non-executive chairman, with one-seventh of the shares vesting annually in equal increments over a seven-year period with initial vesting on August 4, 2018; and (ii) 25,000 restricted shares to each of the three other independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on August 4, 2018. In connection with these one-time grants, the restricted shares awards granted as automatic annual awards in connection with our 2017 annual meeting of stockholders on July 21, 2017 were forfeited. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
As of December 31, 2017 and 2016, there were 382,510 and 9,921 unvested restricted shares outstanding, respectively, which were granted to independent directors pursuant to the RSP and that had average issue prices of $21.47 and $22.42 per share, respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	2,996,677
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	2,996,677
Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2017, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In order to provide stockholders with interim liquidity, the Board has adopted the SRP, which enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
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
On January 26, 2016, the Board approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of our common stock generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds we receive from our DRIP in that same fiscal semester.

Unless the shares of our common stock are being repurchased in connection with a stockholder's death or disability a stockholder must have held the shares for at least one year prior to offering them for sale to us through the SRP. The purchase price for such shares repurchased under our SRP prior to the date we first determined Estimated Per-Share NAV (the "NAV pricing date"), except for repurchases in connection with a stockholder's death or disability, will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

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
No minimum holding period will apply to repurchase requests made following the death or qualifying disability of a stockholder. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during our IPO until the NAV pricing date, and then at a purchase price equal to the then-current Estimated Per-Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) on or after the NAV pricing date. The Board has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
Under the SRP Amendment, other than death and disability and beginning with the NAV pricing date, the price per share that we will pay to repurchase our shares will be equal to our Estimated Per-Share NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate Estimated Per-Share NAV of the shares of common stock received.
On June 28, 2016, the Board further amended our SRP (the "Second SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 (the “2016 Repurchase Period”) instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under our SRP remained unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in our SRP. Accordingly, the 2016 Repurchase Period is limited to a maximum of 5.0% of the Prior Year Outstanding Shares and continues to be subject to the terms and conditions set forth in our SRP, as amended. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in our SRP. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of our SRP become effective on the day following our public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and only applies to repurchase periods in calendar year 2016.
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
On June 14, 2017, the Board approved and adopted an amended and restated SRP that superseded and replaced the existing SRP, effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
Our Estimated Per-Share NAV is estimated at least annually, and thus, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.

The following table summarizes our SRP activity for the periods presented. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented. We funded share repurchases from proceeds received from common stock issued under the DRIP.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Period from October 15, 2012 (date of inception) to December 31, 2012	—	$—	$—
Year ended December 31, 2013	1,600	40	25.00
Year ended December 31, 2014	72,431	1,768	24.41
Year ended December 31, 2015	894,339	21,161	23.66
Year ended December 31, 2016	6,660	170	24.36
Year ended December 31, 2017	1,554,768	33,599	21.61
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	56,738	$22.43
Proceeds received from shares issued under the DRIP		256,252
Excess		$199,514
_______________
(1) Includes 1,554,768 shares repurchased during the year ended December 31, 2017 for approximately $33.6 million at a weighted average price per share of $21.61. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27 and 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Until the SRP Amendment, we processed repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2017:

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Quarter ended March 31, 2017	1,273,179	$27,518	$21.61
Quarter ended June 30, 2017	13,866	332	23.94
Quarter ended September 30, 2017	267,723	5,749	21.47
Quarter ended December 31, 2017	—	—	—
Year ended December 31, 2017	1,554,768	$33,599	$21.61
_______________

Item 6. Selected Financial Data.
The following selected financial data as of and for the years December 31, 2017, 2016, 2015, 2014 and 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2017	2016	2015	2014	2013
Total real estate investments, at cost	$2,486,052	$2,355,262	$2,341,271	$1,662,697	$46,286
Total assets	2,371,861	2,193,705	2,269,842	1,856,482	160,206
Mortgage notes payable, net	406,630	142,754	157,305	64,558	—
Credit facilities	534,869	481,500	430,000	—	—
Total liabilities	1,015,802	689,379	668,025	124,305	2,057
Total stockholders' equity	1,356,059	1,504,326	1,601,817	1,732,177	158,149

Operating data (In thousands, except for share and per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$311,173	$302,566	$247,490	$58,439	$1,817
Total operating expenses	323,827	307,203	283,100	92,770	2,033
Operating loss	(12,654)	(4,637)	(35,610)	(34,331)	(216)
Total other expenses	(29,411)	(18,417)	(9,328)	(2,816)	—
Loss before income taxes	(42,065)	(23,054)	(44,938)	(37,147)	(216)
Income tax benefit (expense)	(647)	2,084	2,978	(565)	(5)
Net loss	(42,712)	(20,970)	(41,960)	(37,712)	(221)
Net loss attributed to non-controlling interests	164	96	219	34	—
Net loss attributed to stockholders	$(42,548)	$(20,874)	$(41,741)	$(37,678)	$(221)
Other data:
Cash flows provided by (used in) operations	$63,967	$78,725	$68,680	$(4,687)	$(764)
Cash flows used in investing activities	(194,409)	(19,092)	(556,834)	(1,531,134)	(46,484)
Cash flows provided by (used in) financing activities	199,843	(55,567)	332,880	1,608,383	159,078
Per share data:
Basic and diluted weighted-average shares outstanding	89,802,174	87,878,907	85,331,966	51,234,729	2,148,297
Basic and diluted net loss per share	$(0.47)	$(0.24)	$(0.49)	$(0.74)	$(0.10)
Distributions declared per share	$1.51	$1.70	$1.70	$1.70	$1.03

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
Overview
We (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries) invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2017, we owned 185 properties located in 30 states and comprised of 9.0 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
On March 30, 2017, our board of directors (“Board”) approved a per share estimate of net asset value (“Estimated Per-Share NAV”) equal to $21.45 as of December 31, 2016. We intend to publish an updated Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K and, thereafter, periodically at the discretion of the Board, provided that such estimates will be made at least once annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock at the then-current Estimated Per-Share NAV approved by the Board.

We have no employees. Healthcare Trust Advisors, LLC (the "Advisor") has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business. The Advisor, Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner") and Property Manager also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
On December 22, 2017, we purchased all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (“HT III”) that own the 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of our Advisor.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
As of December 31, 2017, we operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties. In our MOB operating segment, we own, manage and lease, through our Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of December 31, 2017, we had 11 eligible independent contractors operating 52 SHOP properties. All of our properties across all three business segments are located throughout the United States.
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
As of December 31, 2017, we owned 185 properties. There were 162 properties (our "Same Store" properties) owned for the entire year ended December 31, 2017, including two vacant land parcels and one property under development. During the year ended December 31, 2017, we acquired twenty MOBs, one triple-net leased healthcare facility, and two SHOPs (our "Acquisitions"). We disposed of one MOB and two triple-net leased healthcare facilities during the year ended December 31, 2016 and one MOB during the year ended December 31, 2017 (four properties in total, our "Dispositions").

The following table presents a roll-forward of our properties owned from January 1, 2016 to December 31, 2017:

Number of Properties
Number of properties, January 1, 2016	166
Disposition activity during the year ended December 31, 2016	(3)
Number of properties, December 31, 2016	163
Acquisition activity during the year ended December 31, 2017	23
Disposition activity during the year ended December 31, 2017	(1)
Number of properties, December 31, 2017	185

Number of Same Store Properties (1)	162
_______________
(1) Includes 12 properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017. For purposes of the segment reporting below, these properties were treated as Acquisitions in the SHOP segment and Dispositions in the triple-net leased healthcare facilities segment. See below for further details on the transition of these properties.
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

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Net loss attributable to stockholders was $42.5 million and $20.9 million for the years ended December 31, 2017 and 2016, respectively. The following table shows our results of operations for the years ended December 31, 2017 and 2016 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%
Revenues:
Rental income	$95,152	$103,375	$(8,223)	(8.0)%
Operating expense reimbursements	16,605	15,876	729	4.6%
Resident services and fee income	199,416	183,177	16,239	8.9%
Contingent purchase price consideration	—	138	(138)	(100.0)%
Total revenues	311,173	302,566	8,607	2.8%

Operating expenses:
Property operating and maintenance	186,277	172,077	14,200	8.3%
Impairment charges	18,993	389	18,604	NM
Operating fees to related parties	22,257	20,583	1,674	8.1%
Acquisition and transaction related	2,986	3,163	(177)	(5.6)%
General and administrative	15,673	12,105	3,568	29.5%
Depreciation and amortization	77,641	98,886	(21,245)	(21.5)%
Total expenses	323,827	307,203	16,624	5.4%
Operating loss	(12,654)	(4,637)	(8,017)	NM
Other income (expense):
Interest expense	(30,264)	(19,881)	(10,383)	(52.2)%
Interest and other income	306	47	259	NM
Gain (loss) on non-designated derivatives	(198)	31	(229)	NM
Gain on sale of real estate investment	438	1,330	(892)	(67.1)%
Gain on asset acquisition	307	—	307	100.0%
Gain on sale of investment securities	—	56	(56)	(100.0)%
Total other expenses	(29,411)	(18,417)	(10,994)	(59.7)%
Loss before income taxes	(42,065)	(23,054)	(19,011)	(82.5)%
Income tax (expense) benefit	(647)	2,084	(2,731)	NM
Net loss	(42,712)	(20,970)	(21,742)	(103.7)%
Net income attributable to non-controlling interests	164	96	68	70.8%
Net loss attributable to stockholders	$(42,548)	$(20,874)	$(21,674)	(103.8)%
_______________
NM — Not Meaningful
Segment Results
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

During the year ended December 31, 2017, rental income, operating expense reimbursements and property operating and maintenance expense increased at the Same Store properties in our MOB segment as compared to the year ended December 31, 2016, which was mainly attributable to a multi-tenant MOB located in Arizona and another multi-tenant MOB located in Pennsylvania.
Our Same Store property operating and maintenance expenses increased $0.4 million during the year ended December 31, 2017 due to increased property operating and maintenance expenses that are reimbursable by our tenants.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the years ended December 31, 2017 and 2016:

	Same Store(1)				Acquisitions(2)				Dispositions(3)				Segment Total(4)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$65,738	$65,006	$732	1%	$1,616	$—	$1,616	NM	$36	$988	$(952)	NM	$67,390	$65,994	$1,396	2%
Operating expense reimbursement	15,184	14,706	478	3%	274	—	274	NM	2	220	(218)	NM	15,460	14,926	534	4%
Contingent purchase price consideration	—	(91)	91	—%	—	—	—	NM	—	—	—	NM	—	(91)	91	NM
Total revenues	80,922	79,621	1,301	2%	1,890	—	1,890	NM	38	1,208	(1,170)	NM	82,850	80,829	$2,021	3%
Property operating and maintenance	23,775	23,395	380	2%	325	—	325	NM	37	419	(382)	NM	24,137	23,814	323	1%
NOI	$57,147	$56,226	$921	2%	$1,565	$—	$1,565	NM	$1	$789	$(788)	NM	$58,713	$57,015	$1,698	3%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included 20 Acquisition properties, all of which were acquired during the year ended December 31, 2017.

(3)	Our MOB segment included 2 Disposition properties, one disposed in each of the years ending December 31, 2016 and 2017.

(4)	Our MOB segment included 101 properties, including 20 properties acquired and 2 sold.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Years Ended December 31,		Annualized Straight Line Rental Income Per Rented Square Foot as of December 31,
Type of Same Store MOB		2017	2016	2017	2016
Single-tenant MOBs	27	100.0%	100.0%	$21.55	$21.55
Multi-tenant MOBs	52	89.5%	82.6%	22.64	22.64
Total/Weighted-Average	79	87.7%	87.7%	$22.28	$22.28
Segment Results — Triple Net Leased Healthcare Facilities
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
During the year ended December 31, 2017, rental income in our Same Store triple-net leased healthcare facilities segment decreased $7.2 million as compared to the year ended 2016. This decrease mainly relates to the early termination of six triple-net healthcare facilities located in Illinois in October 2016, in which a receiver was appointed by a court to manage and conserve these properties in November 2016 (the "Receiver"). According to the receivership order, the Receiver is only obligated to pay rental payments in the event that they produce excess cash flow from operations. No such rents have been received from the Receiver.

Operating expense reimbursements during the year ended December 31, 2017 reflect adjustments to operating expense reimbursements related to real estate taxes, which was also reflected in our property operating and maintenance expenses.
Property operating and maintenance in our Same Store properties increased $3.6 million compared to the year ended December 31, 2016. The increase in property operating and maintenance expense is mainly due to bad debt expense recorded as a result of collection issues with several of our triple-net leased healthcare facility tenants. The financial and operational challenges faced by these tenants have had, and could continue to have, an impact on rent payments that we receive.
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2017 and 2016:

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total (4)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$22,506	$29,695	$(7,189)	(24)%	$10	$—	$10	NM	$2,617	$7,679	$(5,062)	(66)%	$25,133	$37,374	$(12,241)	(33)%
Operating expense reimbursements	1,147	444	703	NM	—	—	—	NM	(1)	505	(506)	NM	1,146	949	197	NM
Total revenues	23,653	30,139	(6,486)	(22)%	10	—	10	NM	2,616	8,184	(5,568)	(68)%	26,279	38,323	(12,044)	(31)%
Property operating and maintenance	17,006	13,440	3,566	27%	10	—	10	NM	2,928	5,370	(2,442)	(45)%	19,944	18,810	1,134	6%
NOI	$6,647	$16,699	$(10,052)	(60)%	$—	$—	$—	NM	$(312)	$2,814	$(3,126)	(111)%	$6,335	$19,513	$(13,178)	(68)%
_______________

(1)	Our triple net leased healthcare facilities segment included 31 Same Store properties.

(2)	Our triple net leased healthcare facilities segment included 1 Acquisition property.

(3)
Our triple-net leased healthcare facilities included 2 Dispositions in 2016 and 12 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment during the year ended December 31, 2017.

(4)	Our triple net leased healthcare facilities segment included 46 properties, including 1 property acquired and 2 disposed.
NM - Not Meaningful
Segment Results — Seniors Housing Operating Properties
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance relates to the costs associated with our properties and professional fees, as well as costs related to caring for the residents in our SHOPs, including food, labor, marketing, and other expenses.
During the year ended December 31, 2017, resident services and fee income and property operating and maintenance expense increased at the Same Store properties in our SHOP segment as compared to the year ended December 31, 2016. The increase in resident services and fee income was primarily due to higher resident rental rates, which was partially offset by a decrease in occupancy levels compared to the prior year. The increase in property operating and maintenance expense primarily due to increases in labor and benefits cost.
During the year ended December 31, 2017, resident services and fee income and property operating and maintenance expense increased at our SHOP segment Acquisitions as compared to the year ended December 31, 2016 primarily due to our acquisition of twelve SHOPs on June 8, 2017.

The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2017 and 2016:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident services and fee income	$185,686	$183,177	$2,509	1%	$13,730	$—	$13,730	NM	$199,416	$183,177	$16,239	9%
Contingent purchase price consideration	—	138	(138)	NM	—	—	—	NM	—	138	(138)	(100)%
Rental income	2,629	7	2,622	NM	—	—	—	NM	2,629	7	2,622	NM
Total revenues	188,315	183,322	4,993	3%	13,730	—	13,730	NM	202,045	183,322	18,723	10%
Property operating and maintenance	129,579	129,451	128	—%	12,618	—	12,618	NM	142,197	129,451	12,746	10%
NOI	$58,736	$53,871	$4,865	9%	$1,112	$—	$1,112	NM	$59,848	$53,871	$5,977	11%
_______________

(1)	Our SHOP segment included 38 Same Store properties.

(2)	Our SHOP segment included 14 Acquisition properties.

(3)	Our SHOP segment included 54 properties during the year ended December 31, 2017, including 52 operating properties and 2 land parcels.
NM — Not Meaningful
Other Results of Operations
Contingent Purchase Price Consideration
During the year ended December 31, 2016 we recognized $0.1 million in contingent purchase price consideration, which primarily related to releases from a holdback escrow for unit renovations at one of our SHOPs, partially offset by the settlement of certain property operating expenses related to vacancy escrow agreements at one acquisition which resulted in us making payments to the seller. We had no contingent purchase price consideration recognized during the year ended December 31, 2017.
Impairment on Sale of Real Estate Investments
We incurred $19.0 million of impairment charges for the year ended December 31, 2017. During 2017, there were six held for use properties for which we reconsidered the projected cash flows for these properties. As a result, we evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. We determined that the carrying value of six of the held for use properties exceeded their estimated fair values and, as a result, recognized the impairment charge. Impairment related to the sale of real estate investments during the year ended December 31, 2016 related to two real estate investments held for sale with an accepted sales price less than the carrying value. This resulted in an impairment of $0.4 million during the period.
Operating Fees to Related Parties
Operating fees to related parties increased $1.7 million to $22.3 million for the year ended December 31, 2017 from $20.6 million for the year ended December 31, 2016.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised (excluding DRIP proceeds) subsequent to February 17, 2017. During the year ended December 31, 2016, our asset management fee was equal to a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.5 million to $19.2 million for the year ended December 31, 2017 from $17.6 million for the year ended December 31, 2016.
We incurred $3.1 million and $3.0 million in property management fees during the years ended December 31, 2017 and December 31, 2016, respectively. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements provides detail on our fees and expense reimbursements.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses of $3.0 million for the year ended December 31, 2017. Acquisition and transaction related expenses of approximately $3.2 million for the year ended December 31, 2016, primarily related to the Board's evaluation of potential strategic alternatives and costs associated with property acquisitions.
General and Administrative Expenses
General and administrative expenses increased $3.6 million to $15.7 million for the year ended December 31, 2017 compared to $12.1 million for the year ended December 31, 2016, which includes $8.1 million and $5.1 million incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties. General and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $21.3 million to $77.6 million for the year ended December 31, 2017 from $98.9 million for the year ended December 31, 2016. Same Store depreciation and amortization decreased $22.2 million, of which $15.5 million was related to the Same Store SHOP portfolio. This change was primarily attributed to several intangible assets becoming fully amortized in late 2016 as well as lower depreciation base in 2017 due to the $19.0 million asset impairment discussed above.
Interest Expense
Interest expense increased $10.4 million to $30.3 million for the year ended December 31, 2017 from $19.9 million for the year ended December 31, 2016. The increase in interest expense is related to higher overall outstanding debt including new borrowings under the Fannie Mae Facilities. Our increased outstanding debt also includes a multi-property mortgage loan with Capital One, National Association, along with certain other lenders, that was entered into June 30, 2017 for $250.0 million (the "MOB Loan") and an $82.0 million multi-property mortgage loan (the "Bridge Loan") entered into in December 2017.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income increased to approximately $0.3 million for the year ended December 31, 2017 from approximately $47 thousand for the year ended December 31, 2016. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. The increase resulted from the recognition of a prospective buyer's non-refundable deposit on an unconsummated sale of a vacant land parcel during the year ended December 31, 2017.
Loss on Non-Designated Derivative Instruments
Loss on non-designated derivative instruments for the year ended December 31, 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Credit Facilities, which have floating interest rates. The 2017 loss of approximately $0.2 million reflects mark-to-market fair value adjustments for the interest rate caps, which have not been designated as cash flow hedges.
Gain on Sale of Real Estate Investment
Gain on Sale of Real Estate Investments decreased to $0.4 million for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. Gain on sale of real estate investments for both years resulted from single disposition transactions. The gains resulted from sales of real estate in San Diego and Santa Clara, California in the years ended 2017 and 2016, respectively.
Gain on Asset Acquisition
Gain on Asset Acquisition for the year ended December 31, 2017 of $0.3 million resulted from the transfer of operations of 12 operating entities on June 8, 2017. See Note 3 — Real Estate Investments for further details.
Gain on Sale of Investment Securities
Gain on sale of investment securities for the year ended December 31, 2016 of $0.1 million resulted from the sale of our investments in preferred stock with a cost basis of $1.1 million. We sold all of our investment securities in 2016 and, therefore, no longer have any investment securities as of December 31, 2017.

Income Tax Benefit/(Expense)
Income tax benefit expense of $(0.6) million and income tax benefit of $2.1 million for the years ended December 31, 2017 and December 31, 2016 primarily related to changes in deferred tax assets or liabilities generated by temporary differences and current period net operating income associated with our TRS. Income taxes generally relate to our SHOPs, which are leased by our TRS.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law.  The TCJA includes many changes to existing tax law, including a reduction in the maximum federal corporate income tax rate from 35% to 21%.  This reduction in rate became effective on January 1, 2018.  Due to this reduction in rate, we have reduced the value of our TRS’ deferred tax assets which results in additional income tax expense of $2.0 million in the year ended December 31, 2017.
Net Loss Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $0.2 million and approximately $0.1 million for the years ended December 31, 2017 and 2016, respectively, which represents the portion or our net income that is related to limited partner interests in the OP ("OP Units") and non-controlling interest holders.

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

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%

Revenues:
Rental income	$103,375	$93,218	$10,157	10.9%
Operating expense reimbursements	15,876	12,759	3,117	24.4%
Resident services and fee income	183,177	140,901	42,276	30.0%
Contingent purchase price consideration	138	612	(474)	(77.5)%
Total revenues	302,566	247,490	55,076	22.3%

Operating expenses:
Property operating and maintenance	172,077	125,573	46,504	37.0%
Impairment charges	389	—	389	NM
Operating fees to related parties	20,583	12,191	8,392	68.8%
Acquisition and transaction related	3,163	14,679	(11,516)	(78.5)%
General and administrative	12,105	9,733	2,372	24.4%
Depreciation and amortization	98,886	120,924	(22,038)	(18.2)%
Total expenses	307,203	283,100	24,103	8.5%
Operating loss	(4,637)	(35,610)	30,973	87.0%
Other income (expense):
Interest expense	(19,881)	(10,356)	(9,525)	(92.0)%
Interest and other income	47	582	(535)	(91.9)%
Gain on non-designated derivative instruments	31	—	31	NM
Gain on sale of real estate investment	1,330	—	1,330	NM
Gain on sale of investment securities	56	446	(390)	(87.4)%
Total other expenses	(18,417)	(9,328)	(9,089)	(97.4)%
Loss before income taxes	(23,054)	(44,938)	21,884	48.7%
Income tax benefit	2,084	2,978	(894)	(30.0)%
Net loss	(20,970)	(41,960)	20,990	50.0%
Net income attributable to non-controlling interests	96	219	(123)	(56.2)%
Net loss attributable to stockholders	$(20,874)	$(41,741)	$20,867	50.0%
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
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the years ended December 31, 2016 and 2015:

	Same Store(1)				Acquisitions(2)				Segment Total(3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$43,094	$43,931	$(837)	(2)%	$22,900	$12,234	$10,666	87%	$65,994	$56,165	$9,829	18%
Operating expense reimbursements	9,901	10,546	(645)	(6)%	5,026	2,065	2,961	143%	14,927	12,611	2,316	18%
Total revenues	52,995	54,477	(1,482)	(3)%	27,926	14,299	13,627	95%	80,921	68,776	12,145	18%
Property operating and maintenance	15,571	16,734	(1,163)	(7)%	8,243	3,600	4,643	129%	23,814	20,334	3,480	17%
NOI	$37,424	$37,743	$(319)	(1)%	$19,683	$10,699	$8,984	84%	$57,107	$48,442	$8,665	18%
_______________

(1)	Our MOB segment included 50 Same Store properties.

(2)	Our MOB segment included 31 Acquisition properties, including one property sold during the year ended December 31, 2016.

(3)	Our MOB segment included 81 properties during the year ended December 31, 2016, including one property sold during the period.
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

The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$31,358	$34,007	$(2,649)	(8)%	$6,016	$3,046	$2,970	98%	$37,374	$37,053	$321	1%
Operating expense reimbursements	949	78	871	NM	—	70	(70)	NM	949	148	801	NM
Total revenues	32,307	34,085	(1,778)	(5)%	6,016	3,116	2,900	93%	38,323	37,201	1,122	3%
Property operating and maintenance	18,242	4,833	13,409	277%	570	1,873	(1,303)	NM	18,812	6,706	12,106	181%
NOI	$14,065	$29,252	$(15,187)	(52)%	$5,446	$1,243	$4,203	338%	$19,511	$30,495	$(10,984)	(36)%
_______________

(1)	Our triple net leased healthcare facilities segment included 36 Same Store properties, including two properties sold during the year ended December 31, 2016.

(2)	Our triple net leased healthcare facilities segment included 8 Acquisition properties.

(3)	Our triple net leased healthcare facilities segment included 44 properties during the year ended December 31, 2016, including two properties sold during the period.
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

The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2016 and 2015:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident services and fee income	$137,722	$132,932	$4,790	4%	$45,455	$7,969	$37,486	NM	$183,177	$140,901	$42,276	30%
Rental income	7	—	7	NM	—	—	—	NM	7	—	7	NM
Total revenues	137,729	132,932	4,797	4%	45,455	7,969	37,486	NM	183,184	140,901	42,283	30%
Property operating and maintenance	99,860	93,325	6,535	7%	29,591	5,208	24,383	NM	129,451	98,533	30,918	31%
NOI	$37,869	$39,607	$(1,738)	(4)%	$15,864	$2,761	$13,103	NM	$53,733	$42,368	$11,365	27%
_______________

(1)	Our SHOP segment included 30 Same Store properties.

(2)	Our SHOP segment included 8 Acquisition properties.

(3)	Our SHOP segment included 38 properties during the year ended December 31, 2016.
NM — Not Meaningful
Other Results of Operations
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
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $3.2 million for the year ended December 31, 2016 primarily related to costs associated with a strategic review we conducted during the year ended December 31, 2016, costs associated with property acquisitions that will not be completed and costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $14.7 million for the year ended December 31, 2015 primarily related to our acquisition of 48 properties during the period. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired during the period and the level of activity surrounding any contemplated transaction.
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
We entered into the Revolving Credit Facility with available borrowings of $50.0 million in March 2014. In April 2014, June 2015 and July 2015 we entered into amendments which increased available borrowings to $200.0 million, $500.0 million and $565.0, million respectively. Interest expense related to the Revolving Credit Facility increased $7.5 million primarily as a result of higher amortization of deferred financing costs as a result of the amendments and increases to the Revolving Credit Facility, as well as higher interest payments due to an average outstanding balance on the Revolving Credit Facility of $449.4 million during the year ended December 31, 2016 compared to the $118.5 million average balance during the year ended December 31, 2015, partially offset by lower unused fees and interest expense arising from a write-off of deferred financing costs during the year ended December 31, 2015. There were no such write-offs during the year ended December 31, 2016.
We entered into the Fannie Credit Facilities and borrowed $60.0 million in October 2016. Interest expense related to the Fannie Credit Facilities of $0.4 million related to interest incurred on the outstanding balances and the amortization of deferred financing costs.
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
Income Tax Benefit/(Expense)
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
Cash Flows From Operating Activities
During the year ended December 31, 2017, net cash provided by operating activities was $64.0 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the year ended December 31, 2017 included a deduction of $3.0 million for acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $71.4 million (net loss of $42.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense, gain on non-designated derivative instruments, gain on sale of investment securities and net gain on sales of real estate investments of $114.1 million), an increase of $0.5 million in deferred rent and a net increase in accounts payable and accrued expenses of $8.7 million primarily related to accrued professional fees, real estate and income taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party expense reimbursements and interest expense. These cash inflows were partially offset by a net increase in prepaid and other assets of $10.3 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, and a net increase of $6.2 million in unbilled receivables recorded in accordance with straight-line basis accounting.

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
Cash Flows From Investing Activities
Net cash used in investing activities during the year ended December 31, 2017 was $194.4 million. The cash used in investing activities included $188.9 million for investments in real estate, including the asset purchase from American Realty Capital Healthcare Trust III, Inc. (see Note 9 — Related Party Transactions and Arrangements), and to fund the ongoing development property in Jupiter, Florida, as well as $8.3 million of capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $0.8 million, proceeds from asset acquisitions of $0.9 million and proceeds from a deposit for a potential real estate sale of $1.1 million.
Net cash used in investing activities during the year ended December 31, 2016 was $19.1 million. The cash used in investing activities included $38.7 million to fund the ongoing development property in Jupiter, Florida as well as $7.5 million of capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $25.9 million, proceeds from the sale of investment securities of $1.1 million and proceeds from a deposit for a potential real estate sale of $0.1 million.
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
Cash Flows From Financing Activities
Net cash provided by financing activities of $199.8 million during the year ended December 31, 2017 related to the aggregate proceeds from the Revolving Credit Facility and Fannie Credit Facilities of $380.2 million, proceeds from mortgage notes payable of $336.9 million and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset by distributions to stockholders of $76.7 million, net of proceeds received pursuant to the DRIP of net of proceeds received pursuant to the DRIP of $61.2 million, repayments on the Revolving Credit Facility of $326.8 million, common stock repurchases of $33.6 million, mortgage principal repayments of $65.3 million, payments of deferred financing costs of $14.4 million, distributions to non-controlling interest holders of $0.6 million and payments for non-designated derivative instruments of approximately $0.2 million.

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
Liquidity and Capital Resources
As of December 31, 2017, we had $94.2 million of cash and cash equivalents. We are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents must be equal to at least $30.0 million at all times. Our principal demands for cash will be for funding our ongoing development project, acquisitions, and capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment) and share repurchases and distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Credit Facilities and other secured financings. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any.
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, we purchased 19 properties from HT III in the Asset Purchase. Concurrently, we borrowed approximately $45.0 million under the Revolving Credit Facility and added 15 properties, including 14 of the 19 properties purchased in the Asset Purchase, to the pool of eligible unencumbered real estate assets comprising the borrowing base under the Revolving Credit Facility. This advance was used to fund a portion of the amount required to complete the Asset Purchase.
At the closing of the Asset Purchase, we paid HT III $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less (i) $0.7 million reflecting prorations and closing adjustments in accordance with the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by HT III’s Philip Center property assumed by us at the closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by us into an escrow account in accordance with the Purchase Agreement. This escrow amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that we may make pursuant to the Purchase Agreement, will be released to HT III in installments over a period of 14 months following the closing. In addition, we incurred $1.2 million in closing and other transaction costs. As of December 31, 2017 we have a $196,000 net payable to HT III included on our Consolidated Balance Sheet.
Financings
As of December 31, 2017, our total debt leverage ratio (total debt divided by total assets) was approximately 40.1% and we had total borrowings of $950.2 million, at a weighted average interest rate of 3.93%. As of December 31, 2016, we had total borrowings of $625.3 million. We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. Such actions may require us to pledge some or all of our unencumbered properties as security for that debt. The gross carrying value of unencumbered assets as of December 31, 2017 was $436.8 million. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
On June 30, 2017, we entered into the MOB Loan and borrowed $250.0 million secured by 32 of our properties. We applied $175.0 million of the MOB Loan proceeds to repay amounts outstanding under our Revolving Credit Facility and obtained a release of certain of the mortgaged properties securing the MOB Loan from the borrowing base under the Revolving Credit Facility. The MOB Loan requires us to pay interest on a monthly basis with the principal balance due on the maturity date of June 30, 2022. As of December 31, 2017, we were in compliance with the financial covenants under the MOB Loan.

In October 2017, we paid down $104.8 million of the outstanding balance on our Revolving Credit Facility in conjunction with the $154.0 million expansion of our Fannie Credit Facilities.  In November 2017, we added 13 real estate assets to the borrowing base of the Revolving Credit Facility and subsequently borrowed $54.0 million thereunder. In December 2017, as discussed above, we borrowed approximately $45.0 million under the Revolving Credit Facility to fund a portion of the amount required to complete the Asset Purchase. Later in December 2017, we entered into the $82 million Bridge Loan, the net proceeds of which were primarily used to repay $35.0 million outstanding under the Revolving Credit Facility. The Bridge Loan has a floating interest rate equal to one-month LIBOR plus 2.5% per annum and a maturity date of December 28, 2019. Subject to meeting certain conditions, including a minimum debt yield and debt service coverage ratio, the Borrowers have the right to extend the maturity date for one year.
As of December 31, 2017, $239.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $27.6 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Revolving Credit Facility matures on March 21, 2019.
The Revolving Credit Facility requires us to meet certain financial covenants on a quarterly basis. The Advisor has elected to, without any interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. The Advisor’s deferral enabled us to comply with such covenants as of December 31, 2017. These deferred fees and reimbursements are due to the Advisor upon demand within two business days' written notice and no later than June 30, 2018. As of December 31, 2017, we were in compliance with the financial covenants under the Revolving Credit Facility. There can be no assurance that the Advisor will agree to defer future fees or reimbursements, including deferrals required to meet financial covenants per the Revolving Credit Facility.
As of December 31, 2017, $295.2 million was outstanding under the Fannie Credit Facilities. We may request future advances under the Fannie Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first 5 years of the term and not more than one annually for each of the Fannie Credit Facilities.
On March 2, 2018, we incurred approximately $64.2 million in aggregate additional indebtedness under the Fannie Credit Facilities. Giving effect to this Advance, as of March 2, 2018, approximately $359.4 million was outstanding under the Fannie Credit Facilities. All of the $61.7 million of the net proceeds, after closing costs, of this advance were used to prepay a portion of the indebtedness under the Bridge Loan. Following this prepayment, as of March 2, 2018, approximately $20.3 million was outstanding under the Bridge Loan.
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
On December 22, 2017, we completed the Asset Purchase, as described above. We accounted for the purchase as an asset acquisition.
As of February 28, 2018, we had $13.5 million in assets under two executed letters of intent. Pursuant to the terms of these letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use advances from our Revolving Credit Facility and the Fannie Credit Facilities to fund acquisitions.

Assets Held for Sale
In January 2017, we entered into an agreement to sell eight of our skilled nursing facility properties in Missouri for an aggregate contract purchase price of $44.1 million which would have been $42.0 million if closing had occurred in 2017. The purchase agreement provided for an extended closing period to include seven closing adjournment periods, each requiring a non-refundable deposit through the final closing adjournment date, September 28, 2018. Although we believe the sale of the Missouri SNF Properties is probable, there can be no assurance that the sale will be consummated per the terms of the Missouri SNF PSA or at all. See Note 3 - Real Estate Investments.
Share Repurchase Program
Our Board has adopted the SRP, which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from our DRIP in any given period, although the Board has the power, in its sole discretion, to determine the number of shares repurchased during any period as well as the amount of funds to be used for that purpose.
On June 14, 2017, we announced that our Board approved and adopted an amended and restated SRP that superseded and replaced the existing SRP, effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP, including that shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the then-current Estimated Per-Share NAV.
The following table reflects the number of shares repurchased cumulatively through December 31, 2017:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Year ended December 31, 2017 (1)	1,554,768	21.61
Cumulative repurchases as of December 31, 2017 (2)	2,529,798	$22.43
_____________________________
(1) Includes 1,554,768 shares repurchased during the year ended December 31, 2017 for approximately $33.6 million at a weighted average price per share of $21.61. Excludes rejected repurchase requests received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27 and 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations ("FFO"), Modified Funds from Operations ("MFFO") and Net Operating Income ("NOI"). A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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
Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as FFO, which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
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
Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with a strategic review we conducted during the year ended December 31, 2016) and capitalized interest.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)	$(4,716)	$(24,136)	$(7,557)	$(42,548)
Depreciation and amortization (1)	20,240	19,068	18,814	18,441	76,563
Impairment charges	35	—	18,958	—	18,993
Gain on sale of real estate investment	—	(438)	—	—	(438)
Gain on asset acquisition	—	—	—	(307)	(307)
Adjustments for non-controlling interests (2)	(99)	(77)	(175)	(92)	(443)
FFO attributable to stockholders	14,037	13,837	13,461	10,485	51,820
Acquisition and transaction-related	2,845	1,743	(261)	(1,341)	2,986
Amortization of market lease and other lease intangibles, net	119	76	27	14	236
Straight-line rent adjustments	(1,052)	(367)	(504)	(1,243)	(3,166)
Amortization of mortgage premiums and discounts, net	(440)	(439)	(400)	(297)	(1,576)
Loss on non-designated derivative instruments	64	43	22	69	198
Capitalized construction interest costs	(418)	(484)	(566)	(617)	(2,085)
Adjustments for non-controlling interests (2)	(5)	(4)	8	16	15
MFFO attributable to stockholders	$15,150	$14,405	$11,787	$7,086	$48,428
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the year ended December 31, 2017:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$33,735	$(11,158)	$411	$(65,536)	$(42,548)
Contingent purchase price consideration	—	—	—	—	—
Impairment on sale of real estate investments	9,741	9,252	—	—	18,993
Operating fees to related parties	—	—	—	22,257	22,257
Acquisition and transaction related	2,800	101	—	85	2,986
General and administrative	—	—	—	15,673	15,673
Depreciation and amortization	72,628	4,470	10	533	77,641
Interest expense	3,625	6	—	26,633	30,264
Interest and other income	(6)	—	—	(300)	(306)
Gain on non-designated derivative instruments	—	—	—	198	198
Gain on sale of real estate investment	—	—	(438)	—	(438)
Gain on asset acquisition	—	(307)	—	—	(307)
Income tax benefit	—	—	—	647	647
Net loss attributable to non-controlling interests	7	1	17	(189)	(164)
NOI	$122,530	$2,365	$—	$1	$124,896
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the year ended December 31, 2016:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$25,997	$(81)	$1,090	$(47,881)	$(20,875)
Contingent purchase price consideration	(138)	—	—	—	(138)
Impairment on sale of real estate investments	—	—	384	—	384
Operating fees to related parties	—	—	—	20,583	20,583
Acquisition and transaction related	(19)	—	—	3,182	3,163
General and administrative	—	—	—	12,105	12,105
Depreciation and amortization	94,815	2,830	708	533	98,886
Interest expense	6,096	—	—	13,785	19,881
Interest and other income	(7)	—	—	(39)	(46)
Loss on non-designated derivative instruments	—	—	—	(31)	(31)
Gain on sale of real estate investment	—	—	(1,325)	—	(1,325)
Gain on sale of investment securities	—	—	—	(56)	(56)
Income tax benefit (expense)	—	—	—	(2,084)	(2,084)
Net loss attributable to non-controlling interests	1	—	—	(97)	(96)
NOI	$126,745	$2,749	$857	$—	$130,351

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the year ended December 31, 2015:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(22,103)	$4,616	$133	$(24,388)	$(41,742)
Contingent purchase price consideration	(612)	—	—	—	(612)
Impairment on sale of real estate investments	—	—	—	—	—
Operating fees to related parties	—	—	—	12,191	12,191
Acquisition and transaction related	13,887	—	319	473	14,679
General and administrative	8	—	—	9,725	9,733
Depreciation and amortization	117,020	2,830	772	302	120,924
Interest expense	4,470	—	—	5,886	10,356
Interest and other income	(15)	—	—	(566)	(581)
Gain on sale of real estate investment	—	—	—	—	—
Gain on sale of investment securities	—	—	—	(446)	(446)
Income tax expense	—	—	—	(2,978)	(2,978)
Net loss attributable to non-controlling interests	(17)	—	(3)	(199)	(219)
NOI	$112,638	$7,446	$1,221	$—	$121,305
Refer to Note 15 — Segment Reporting for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Distributions
In May 2013, we began paying distributions on a monthly basis to stockholders of record each day of the preceding month equal to $0.0046575343 per day (for the year 2016 only, $0.0046448087 per day per share of common stock to reflect that 2016 was a leap year.) which is equivalent to $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to $0.0039726027 per day, which is equivalent to $1.45 per annum, per share of common stock. In February 2018, the Board authorized a further decrease in the rate at which we pay monthly distributions to stockholders, effective for record dates as of and after March 1, 2018, to $0.0023287671 per share per day, which is equivalent to $0.85 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2017, distributions paid to common stockholders and OP Unit holders totaled $138.1 million, including $61.2 million which was reinvested into additional shares of common stock through our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017		December 31, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$37,536		$34,538		$32,759		$33,090		$137,923
Distributions on OP Units	169		177		129		215		690
Total distributions (1)	$37,705		$34,715		$32,888		$33,305		$138,613

Source of distribution coverage:
Cash flows provided by operations	$18,633	49.3%	$17,092	49.3%	$11,128	33.8%	$17,114	51.4%	$63,967	46.1%
Proceeds received from common stock issued under the DRIP (2)	—	—%	146	0.4%	8,795	26.7%	13,864	41.6%	22,805	16.5%
Proceeds from the sale of real estate investments	18,656	49.5%	726	2.1%	—	—%	—	—%	19,382	14.0%
Cash received in asset acquisition	—	—%	859	2.5%	6	—%	—	—%	865	0.7%
Available cash on hand (3)	416	1.2%	15,892	45.7%	12,959	39.5%	2,327	7.0%	31,594	22.7%
Total source of distribution coverage	$37,705	100.0%	$34,715	100.0%	$32,888	100.0%	$33,305	100.0%	$138,613	100.0%

Cash flows provided by operations (in accordance with GAAP)	$18,633		$17,092		$11,128		$17,114		$63,967
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)		$(4,716)		$(24,136)		$(7,557)		$(42,548)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.

(3)	Includes proceeds received from credit facilities and mortgage notes payable.
For the year ended December 31, 2017, cash flows provided by operations were $64.0 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities, the sale of real estate investments and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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
If we do not generate sufficient cash flows from our operations to fund distributions, we may have to further reduce or suspend distributions. We have funded a portion of our distributions from, among other things, DRIP proceeds, borrowings and proceeds from the sale of real estate investments. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to continue to use DRIP proceeds. Borrowings required to fund distributions may not be available at favorable rates, or at all, and could restrict the amount we can borrow for investments and other purposes. Likewise, the proceeds from any property sale may not be available to fund distributions. Distributions paid from sources other than our cash flows from operations also reduce the funds available for other needs such as property acquisitions, capital expenditures and other real estate-related investments.
We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect an investment in our common stock. Moreover, the Board may change our distribution policy, in its sole discretion, at any time.

Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. For example, our Revolving Credit Facility imposes limitations on our ability to pay distributions to stockholders and repurchase shares of common stock. Distributions to stockholders are limited, with certain exceptions, to a percentage of Modified FFO (as defined in the Revolving Credit Facility (which is different from MFFO as discussed in this Annual Report on Form 10-K) during the applicable period as follows: (i) for the six months ending March 31, 2018, 130% of Modified FFO; (ii) for the nine months ending June 30, 2018, 120% of Modified FFO; (iii) for the twelve months ending September 30, 2018, 115% of Modified FFO; and (iv) for the twelve months ending December 31, 2018 and for each period of four fiscal quarters ending after that period, 110% of Modified FFO. This covenant was amended twice during 2017 to permit us to pay a certain level of distributions, but there is no assurance that our lenders will agree to future amendments if needed, or if Modified FFO is not sufficient.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2017, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility and Fannie Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2017. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2017, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Credit Facilities had weighted-average effective interest rates of 4.3%, 3.3% and 3.9%, respectively.

		Years Ended December 31,
(In thousands)	Total	2018	2019 — 2020	2021 — 2022	Thereafter
Principal on mortgage notes payable	$415,365	$83,534	$42,356	$251,820	$37,655
Interest on mortgage notes payable	85,138	17,854	26,853	20,680	19,751
Revolving Credit Facility	239,700	—	239,700	—	—
Interest on Revolving Credit Facility	9,733	7,983	1,750	—	—
Fannie Credit Facilities	295,169	—	—	3,663	291,506
Interest on Fannie Credit Facilities	100,219	11,458	22,947	22,850	42,964
Lease rental payments due(1)	47,089	852	1,722	1,734	42,781
Total	$1,192,413	$121,681	$335,328	$300,747	$434,657
_______________________________

(1)	Lease rental payments due includes $3.3 million of imputed interest related to our capital lease obligations.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Revolving Credit Facility and the Fannie Credit Facilities, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2017, we had entered into six non-designated interest rate caps with a notional amount of approximately $295.2 million and two designated interest rate swaps with a notional amount of $250.0 million. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2017, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage financings with an aggregate carrying value of $414.3 million and a fair value of $411.7 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the mortgage notes, but it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $5.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.0 million.
At December 31, 2017, our variable-rate Revolving Credit Facility and Fannie Credit Facilities had an aggregate carrying and fair value of $534.9 million. Interest rate volatility associated with these variable-rate borrowings affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase and decrease in variable interest rates on our variable-rate Revolving Credit Facility and Fannie Credit Facilities would increase and decrease our interest expense by $4.3 million and $4.2 million, respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 15, 2018, our board of directors approved an amendment and restatement of our bylaws (as amended and restated, the “Bylaws”), which became effective as of the date of approval. The amendments contained in the Bylaws, among other things:

•
Increase the threshold for stockholders to call a special meeting from the current threshold of 10% to a majority and establish more detailed procedures related to stockholders calling a special meeting of stockholders.

•	Provide that directors are elected by a plurality of the votes cast instead of a majority of outstanding shares of common stock entitled to vote who are present at the meeting.

•
More fully develop the advance notice provisions for stockholder nominations for director and stockholder business proposals, including to expand the information required to be disclosed by the stockholder making the proposal, any proposed nominees for director and any persons controlling, or acting in concert with, such stockholder and to require a stockholder proponent to appear in person or by proxy at the applicable meeting to present each nominee for election as a director or the proposed business, as the case may be.

•	Increase the maximum number of directors from 10 to 15.

•	Delete the requirement that independent directors nominate replacements for vacancies among the independent directors’ positions.

•	Delete language regarding our election to be subject to Section 3-804(c) of the Maryland General Corporation Law (the “MGCL”), as we have already made this election in our charter.

•	Remove references to outdated provisions concerning loss of deposits and the giving of bonds by directors.

•
Provide that, unless we consent in writing to the selection of an alternative forum, that the state and federal courts in Baltimore, Maryland are the exclusive forum for certain litigation, including: (i) a derivative lawsuit; (ii) an action asserting breach of duty; (iii) an action pursuant to any provision of the MGCL; and (iv) an action asserting a claim governed by the internal affairs doctrine.

•	Make other revisions to reflect amendments to the MGCL, conform to changes made to our charter in 2015, clarify certain corporate procedures and conform language and style.

This summary of the material changes to the Bylaws is qualified in its entirety by the Bylaws attached as Exhibit 3.2 to this Annual Report on Form 8-K and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 4th Floor, New York, NY 10022, Attention: Chief Financial Officer.

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
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
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
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (10)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 *	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (21)	Articles Supplementary of Healthcare Trust, Inc.
4.1 (1)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (2)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 (8)	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
10.1 (13)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.2 (13)
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC

10.3 (1)	Employee and Director Incentive Restricted Share Plan of the Company
10.4 (3)
Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

10.5 (4)
Increase Letter, dated April 15, 2014, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.6 (8)
Increase Letter, dated July 31, 2015, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.7 (5)	Agreement for Lease of Real Property, dated as of June 14, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.8 (5)	First Amendment to Agreement for Lease of Real Property, dated as of July 16, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.9 (5)	Second Amendment to Agreement for Lease of Real Property, dated as of August 1, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.10 (5)	Third Amendment to Agreement for Lease of Real Property, dated as of September 26, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.11 (6)
Fourth Amendment to Agreement for Lease of Real Property, dated as of October 10, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC, ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.12 (5)
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

10.13 (6)
Fifth Amendment to Agreement for Lease of Real Property, dated as of October 22, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.14 (6)
Sixth Amendment to Agreement for Lease of Real Property, dated as of October 31, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.15 (6)
Seventh Amendment to Agreement for Lease of Real Property, dated as of November 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

Exhibit No.	Description
10.16 (6)
Eighth Amendment to Agreement for Lease of Real Property, dated as of November 21, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.17 (6)
Ninth Amendment to Agreement for Lease of Real Property, dated as of December 5, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.18 (6)
Tenth Amendment to Agreement for Lease of Real Property, dated as of December 12, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.19 (6)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.20 (6)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.21 (7)
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

10.22 (8)	Indemnification Agreement, dated December 3, 2015, between the Company, Leslie D. Michelson and Edward G. Rendell
10.23 (8)
Third Amendment to Senior Secured Revolving Credit Agreement, dated February 17, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties dated as of March 21, 2014

10.24 (8)	Indemnification Agreement, dated March 10, 2016, between the Company and Katie P. Kurtz
10.25 (9)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.26 (10)	Indemnification Agreement, dated October 6, 2016, with Edward M. Weil, Jr.
10.27 (11)	Consulting Agreement, dated as of October 11, 2016, by and between International Capital Markets Group, Inc. and Healthcare Trust, Inc.
10.28 (12)
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014.

10.29 (12)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association.
10.30 (12)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC.
10.31 (15)	Indemnification Agreement, dated December 27, 2016, with Lee M. Elman
10.32 (14)
Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 24, 2017, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014

10.33 (17)
Purchase Agreement, dated as of June 16, 2017, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., ARHC TRS Holdco II, LLC, American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and ARHC TRS Holdco III, LLC.

10.34 (18)	Loan Agreement, dated as of June 30, 2017 among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto.
10.35 (18)	Guaranty of Recourse Obligations, dated as of June 30, 2017 by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.36 (18)
Hazardous Materials Indemnity Agreement, dated as of June 30, 2017 by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.37 (19)	First Amendment to Employee and Director Incentive Restricted Share Plan, Effective as of August 8, 2017.
10.38 (21)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017.

Exhibit No.	Description
10.39 (21)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.40 (20)	Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2017.
10.41 (22)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association.
10.42 (22)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.43 (22)
Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.44 *	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.45 *	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.46 *	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.47 *	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.48 *	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (16)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 15, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 7, 2014.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 14, 2014.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 12, 2015.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2016.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2017.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 21, 2017.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2017.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2017.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2017.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on August 14, 2017.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2017.

(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2018.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March, 2018.

HEALTHCARE TRUST, INC.
By	/s/ W. Todd Jensen
W. Todd Jensen
Chief Executive Officer and President (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 19, 2018
Leslie D. Michelson

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 19, 2018
Katie P. Kurtz	(and Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil	Director	March 19, 2018
Edward M. Weil

/s/ Elizabeth K. Tuppeny	Independent Director	March 19, 2018
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 19, 2018
Edward G. Rendell

/s/ Lee M. Elman	Independent Director	March 19, 2018
Lee M. Elman

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2014.
Chicago, Illinois
March 19, 2018

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2017	2016
ASSETS
Real estate investments, at cost:
Land	$201,427	$187,868
Buildings, fixtures and improvements	1,955,940	1,872,590
Construction in progress	72,007	60,055
Acquired intangible assets	256,678	234,749
Total real estate investments, at cost	2,486,052	2,355,262
Less: accumulated depreciation and amortization	(309,711)	(241,027)
Total real estate investments, net	2,176,341	2,114,235
Cash and cash equivalents	94,177	29,225
Restricted cash	8,411	3,962
Assets held for sale	37,822	—
Derivative assets, at fair value	2,550	61
Straight-line rent receivable, net	15,327	12,026
Prepaid expenses and other assets	22,099	22,073
Deferred costs, net	15,134	12,123
Total assets	$2,371,861	$2,193,705
LIABILITIES AND EQUITY
Mortgage notes payable, net	$406,630	$142,754
Credit facilities	534,869	481,500
Market lease intangible liabilities, net	18,829	20,187
Accounts payable and accrued expenses (including $1,637 and $862 due to related parties as of December 31, 2017 and December 31, 2016, respectively)	38,112	27,080
Deferred rent	6,201	4,986
Distributions payable	11,161	12,872
Total liabilities	1,015,802	689,379
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 91,002,766 and 89,368,899 shares of common stock issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	910	894
Additional paid-in capital	2,009,197	1,981,136
Accumulated other comprehensive income	2,473	—
Accumulated deficit	(665,026)	(486,574)
Total stockholders' equity	1,347,554	1,495,456
Non-controlling interests	8,505	8,870
Total equity	1,356,059	1,504,326
Total liabilities and equity	$2,371,861	$2,193,705

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$95,152	$103,375	$93,218
Operating expense reimbursements	16,605	15,876	12,759
Resident services and fee income	199,416	183,177	140,901
Contingent purchase price consideration	—	138	612
Total revenues	311,173	302,566	247,490

Operating expenses:
Property operating and maintenance	186,277	172,077	125,573
Impairment charges	18,993	389	—
Operating fees to related parties	22,257	20,583	12,191
Acquisition and transaction related	2,986	3,163	14,679
General and administrative	15,673	12,105	9,733
Depreciation and amortization	77,641	98,886	120,924
Total expenses	323,827	307,203	283,100
Operating loss	(12,654)	(4,637)	(35,610)
Other income (expense):
Interest expense	(30,264)	(19,881)	(10,356)
Interest and other income	306	47	582
Gain (loss) on non-designated derivatives	(198)	31	—
Gain on sale of real estate investment	438	1,330	—
Gain on asset acquisition	307	—
Gain on sale of investment securities	—	56	446
Total other expenses	(29,411)	(18,417)	(9,328)
Loss before income taxes	(42,065)	(23,054)	(44,938)
Income tax (expense) benefit	(647)	2,084	2,978
Net loss	(42,712)	(20,970)	(41,960)
Net income attributable to non-controlling interests	164	96	219
Net loss attributable to stockholders	(42,548)	(20,874)	(41,741)

Other comprehensive income (loss):
Unrealized gain on designated derivative	2,473	—	—
Unrealized gain (loss) on investment securities, net	—	6	(469)
Comprehensive loss attributable to stockholders	$(40,075)	$(20,868)	$(42,210)

Basic and diluted weighted-average shares outstanding	89,802,174	87,878,907	85,331,966
Basic and diluted net loss per share	$(0.47)	$(0.24)	$(0.49)
Distributions declared per share	$1.51	$1.70	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	83,718,853	$837	$1,850,169	$463	$(129,406)	$1,722,063	$10,114	$1,732,177
Common stock offering costs, commissions and dealer manager fees	—	—	2	—	—	2	—	2
Common stock issued through distribution reinvestment plan	3,305,297	33	78,469	—	—	78,502	—	78,502
Common stock repurchases	(894,338)	(9)	(21,151)	—	—	(21,160)	—	(21,160)
Equity-based compensation, net	5,599	—	60	—	—	60	—	60
Distributions declared	—	—	—	—	(145,137)	(145,137)	—	(145,137)
Contributions from non-controlling interest holders	—	—	—	—	—	—	500	500
Distributions to non-controlling interest holders	—	—	—	—	—	—	(698)	(698)
Unrealized loss on investments	—	—	—	(469)	—	(469)	—	(469)
Net loss	—	—	—	—	(41,741)	(41,741)	(219)	(41,960)
Balance, December 31, 2015	86,135,411	861	1,907,549	(6)	(316,284)	1,592,120	9,697	1,601,817
Common stock issued through distribution reinvestment plan	3,234,746	33	73,597	—	—	73,630	—	73,630
Common stock repurchases	(6,660)	—	(170)	—	—	(170)	—	(170)
Equity-based compensation, net	5,402	—	160	—	—	160	—	160
Distributions declared	—	—	—	—	(149,416)	(149,416)	—	(149,416)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(731)	(731)
Unrealized gain on investments	—	—	—	6	—	6	—	6
Net loss	—	—	—	—	(20,874)	(20,874)	(96)	(20,970)
Balance, December 31, 2016	89,368,899	894	1,981,136	—	(486,574)	1,495,456	8,870	1,504,326
Common stock issued through distribution reinvestment plan	2,813,635	28	61,178	—	—	61,206	—	61,206
Common stock repurchases	(1,554,768)	(16)	(33,583)	—	—	(33,599)	(28)	(33,627)
Equity-based compensation, net	375,000	4	466	—	—	470	—	470
Distributions declared	—	—	—	—	(135,904)	(135,904)	—	(135,904)
Contributions from non-controlling interest holders	—	—	—	—	—	—	472	472
Distributions to non-controlling interest holders	—	—	—	—	—	—	(645)	(645)
Unrealized gain on designated derivative	—	—	—	2,473	—	2,473	—	2,473
Net loss	—	—	—	—	(42,548)	(42,548)	(164)	(42,712)
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	$1,356,059

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(42,712)	$(20,970)	$(41,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,641	98,886	120,924
Amortization of deferred financing costs	6,170	4,523	3,737
Amortization of mortgage premiums and discounts, net	(1,576)	(1,937)	(1,933)
Amortization of market lease and other intangibles, net	236	168	(101)
Bad debt expense	12,413	15,425	7,291
Equity-based compensation	470	160	60
Gain on sale of investment securities	—	(56)	(446)
Gain on non-designated derivative instruments	198	(31)	—
Gain on sales of real estate investments, net	(438)	(941)	—
Impairment of held-for-use investments	18,993	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(6,242)	(8,210)	(12,535)
Prepaid expenses and other assets	(10,345)	(9,467)	(12,893)
Accounts payable, accrued expenses and other liabilities	8,688	545	5,203
Deferred rent	471	630	1,333
Net cash provided by operating activities	63,967	78,725	68,680
Cash flows from investing activities:
Investments in real estate	(188,928)	(38,746)	(570,134)
Deposits returned for unconsummated acquisitions	50	—	1,000
Deposit received for unconsummated disposition	1,125	100	—
Capital expenditures	(8,278)	(7,476)	(6,885)
Purchases of investment securities	—	—	(93)
Proceeds from sales of investment securities	—	1,140	19,278
Proceeds from sales of real estate investments	757	25,890	—
Proceeds from asset acquisition	865	—	—
Net cash used in investing activities	(194,409)	(19,092)	(556,834)
Cash flows from financing activities:
Proceeds from credit facilities	380,170	106,500	440,000
Repayments of credit facility borrowings	(326,800)	(55,000)	(10,000)
Proceeds from mortgage notes payable	336,897	—	—
Payments on mortgage notes payable	(65,335)	(15,650)	(6,389)
Payments for undesignated derivative instruments	(214)	(30)	—
Payments of deferred financing costs	(14,388)	(3,040)	(13,283)
Proceeds from issuance of common stock	—	—	6
Common stock repurchases	(33,599)	(12,184)	(10,413)
Payments of offering costs and fees related to common stock issuances	—	—	(629)
Distributions paid	(76,717)	(75,432)	(66,214)
Contributions from non-controlling interest holders	472	—	500
Distributions to non-controlling interest holders	(643)	(731)	(698)
Net cash provided by (used in) financing activities	199,843	(55,567)	332,880
Net change in cash, cash equivalents and restricted cash	69,401	4,066	(155,274)
Cash, cash equivalents and restricted cash, beginning of year	33,187	29,121	184,395
Cash, cash equivalents and restricted cash, end of year	$102,588	$33,187	$29,121

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,097	$18,512	$7,867
Cash paid for income taxes	28	339	374

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	61,206	73,630	78,502
Accrued repurchases included in accounts payable and accrued expenses	—	—	12,014
Assumption of mortgage notes payable used to acquire investments in real estate	4,897	—	100,058
Premiums and discounts on assumed mortgage notes payable	—	—	1,492
Liabilities assumed in real estate acquisitions	1,056	—	882
Asset acquisition (inflows/outflows from operations)	416	—	—
Asset acquisition (inflows/outflows from investing activity)	(723)	—	—
Asset acquisition gain	307	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2017, the Company owned 185 properties located in 30 states and comprised of 9.0 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014 and as of such date the Company had received cumulative proceeds of $2.0 billion from its IPO. As of December 31, 2017, the Company has received total proceeds of $2.2 billion, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 8 — Common Stock) and including $256.3 million in proceeds received under the DRIP.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
In asset acquisitions, the Company allocates the purchase price as well as other costs of acquisition, such as transaction costs, to tangible and identifiable intangible assets or liabilities based on the basis of relative fair values. This cost accumulation model is unique to asset acquisitions and differs from business combinations as there is no goodwill recognized.
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
December 31, 2017

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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. There were $37.8 million in real estate investments held for sale as of December 31, 2017. There were no real estate investments held for sale as of December 31, 2016.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2017 and 2016, approximately $17.9 million and $10,000 was held in money market funds with the Company's financial institutions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2017 and 2016, the Company had deposits of $94.2 million and $29.2 million, of which $79.9 million and $16.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash generally consists of resident security deposits and reserves related to real estate taxes, maintenance, structural improvements, and debt service.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs related to the Company's Revolving Credit Facility and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed if the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2017 and 2016, the Company had $12.9 million and $10.7 million of deferred financing costs, net of accumulated amortization of $11.4 million and $6.7 million, respectively.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2017 and 2016, the Company had $2.3 million and $1.4 million in deferred leasing costs, net of accumulated amortization of $0.5 million and $0.2 million, respectively.
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
Resident services and fee income primarily relates to rent from residents in the Company's seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") and to fees for ancillary services performed for SHOP residents. Rental income from residents in the Company's SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 11 — Share-Based Compensation).
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. The Company is not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect its ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to the Company's qualification as a REIT.
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2017, 2016 and 2015. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company continues to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017, the Company, through its TRS entity, owned 52 seniors housing communities. The TRS entity is a wholly-owned subsidiary of the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating losses. Significant components of the deferred tax assets and liabilities as of December 31, 2017 consisted of deferred rent and net operating losses. As of December 31, 2017, the Company had a deferred tax asset of $4.4 million with no valuation allowance. As of December 31, 2016, the Company had a deferred tax asset of $5.2 million with no valuation allowance. The reduction in the deferred tax asset is primarily due to the reduction in the federal corporate tax rate under the December 22, 2017 Tax Cuts and Jobs Act.
The following table details the composition of the Company's tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015, which includes federal and state income taxes incurred by the Company's TRS entity. The Company estimated its income tax benefit (expense) relating to its TRS entity using a combined federal and state rate of approximately 40.1% and 40.0% for the years ended December 31, 2017 and 2016, respectively. The Company estimated its deferred income tax benefit (expense) relating to its TRS entity using a combined federal and state rate of approximately 27.2% and 40.0% for the years ended December 31, 2017 and December 31, 2016, respectively. These income taxes are reflected in income tax benefit (expense) on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2017		2016		2015
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal benefit (expense)	$(811)	$1,597	$2,103	$(237)	$1,667	$762
State benefit (expense)	3	(142)	308	(90)	358	191
Total	$(808)	$1,455	$2,411	$(327)	$2,025	$953
As of December 31, 2017 and 2016, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Return of capital	99.7%	$1.50	86.8%	$1.47	97.9%	$1.66
Capital gain dividend income	0.3%	0.01	0.5%	0.01	0.3%	0.01
Ordinary dividend income	—%	—	12.7%	0.22	1.8%	0.03
Total	100.0%	$1.51	100.0%	$1.70	100.0%	$1.70
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
December 31, 2017

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
Recently Issued Accounting Pronouncements
Adopted as of December 31, 2017
In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Updated ("ASU") ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
In March 2016, the FASB issued an update on ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In October 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update ("ASU") No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control, which provides guidance relating to interests held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company has adopted the provisions of this guidance beginning January 1, 2017, and the adoption did not have an impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company adopted this guidance effective December 31, 2017, using a retrospective transition method. As a result, the Company adjusted it statements of cash flows for the years ended December 31, 2016 and 2015 to include $4.0 million and $4.6 million of restricted cash, respectively, in the beginning and ending cash balances.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the new guidance effective January 1, 2017 and the adoption had no impact on the Company's consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. Amongst other things, this new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. The Company has adopted the provisions of this guidance effective January 1, 2017. The Company's acquisitions have historically been classified as asset acquisitions, and as a result, future transaction costs are more likely to be capitalized since the Company expects most of its future acquisitions to be classified as asset acquisitions under this new standard. All of the Company's acquisitions during 2017 have been classified as asset acquisitions.
Pending Adoption as of December 31, 2017
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018, for all future financial statements issued, under the modified retrospective approach and it did not have an impact on the Company's consolidated financial statements.
The Company has progressed in its project plan in evaluating its various revenue streams in order to identify any differences in the timing, measurement or presentation of revenue recognition under ASC 606 and ASU 2016-02, Leases (Topic 842) ("ASC 842"). Based on the Company’s evaluation of its various revenue streams, the Company believes that certain elements of resident services and fees in its seniors housing - operating properties ("SHOP") segment as well as gains on the sale of real estate could be impacted by the adoption of ASC 606, however, this guidance will not have a significant impact on our Consolidated Financial Statements.
Resident services and fees that may be affected by ASC 606 are generated through services the Company provides to residents of its seniors housing communities that are in addition to the residents’ contractual rights to occupy living and common-area space at the communities, such as care, meals, transportation, and activities. ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While these revenue streams are subject to the application of ASC 606, the Company believes that the timing of revenue recognition will be consistent with the current accounting model because the revenues associated with these services are generally recognized on a monthly basis.
As it relates to gains on the sale of real estate, the Company expects that this standard will have an impact on the timing of gains on certain sales of real estate as a result of more transactions generally qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Specifically, the Company expects that this would impact partial sales of real estate in situations where the Company no longer retains a controlling financial interest. If the Company were to enter into partial sales of real estate, the Company would derecognize the real estate asset consistent with the principles outlined in ASC 606 and any retained non-controlling ownership interest would be measured at fair value consistent with the guidance on noncash consideration in ASC 606.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company adopted this guidance effective January 1, 2018, using the modified retrospective transition method, and there was no material impact to the Company's consolidated financial statements.
In February 2016, the FASB issued ASC 842, which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 842 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for 19 of its properties for which it has ground leases as of December 31, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
The Company is continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will apply the new guidance beginning in the first quarter of 2018, with reclassification of prior period amounts, where applicable, and it does not expect the provisions to have a significant impact on its statement of cash flows.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. The Company expects that any future sales of real estate in which the Company retains a non-controlling interest in the property would result in the full gain amount being recognized at the time of the partial sale. Historically, the Company has not retained any interest in properties it has sold.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award, and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 using the modified retrospective transition method. The Company expects that any future modifications to the Company's issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption should be applied retrospectively to outstanding financial instruments with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company is currently evaluating the impact of this new guidance.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The Company is currently assessing the potential impacts of this new standard.
Note 3 — Real Estate Investments
The Company owned 185 properties as of December 31, 2017. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired and capitalized construction in progress during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Dollar amounts in thousands)	2017 (2)	2016	2015
Real estate investments, at cost:
Land	$18,501	$—	$79,329
Buildings, fixtures and improvements	135,344	—	519,185
Construction in progress	11,952	38,746	21,309
Total tangible assets	165,797	38,746	619,823
Intangible assets and liabilities:
In-place leases	21,546	—	62,584
Market lease and other intangible assets	2,472	—	3,223
Market lease liabilities	(888)	—	(10,064)
Total intangible assets and liabilities	23,130	—	55,743
Mortgage notes payable, net	(4,897)	—	(101,550)
Other assets acquired and (liabilities assumed) in the Asset Acquisition, net (1)	(1,056)	—	(3,882)
Consideration paid for acquired real estate investments	$182,974	$38,746	$570,134
Number of properties purchased	23	—	48
_______________

(1)
Includes liabilities of $0.8 million in accounts payable and accrued expenses, $0.5 million in non-controlling interests and $0.1 million in deferred rent and includes assets of $0.2 million in cash and $0.2 million in restricted cash related to the 19 properties acquired from HT III.

(2)
Includes the purchase all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (HT III) that owned the 19 properties comprising substantially all of HT III’s assets, pursuant to a purchase agreement, dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of the Company’s advisor. See Note 9 — Related Party Transactions and Arrangements for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2018	$93,064
2019	89,753
2020	84,681
2021	79,190
2022	72,700
Thereafter	340,964
Total	$760,352
As of December 31, 2017, 2016 and 2015, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2017, 2016 and 2015:

	December 31,
State	2017	2016	2015
Florida	17.5%	19.3%	18.6%
Georgia	10.7%	10.2%	*
Iowa	*	10.5%	10.1%
Michigan	11.6%	*	*
Pennsylvania	10.8%	12.0%	11.4%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$215,453	$130,749	$84,704	$195,940	$115,641	$80,299
Market lease assets	30,636	7,853	22,783	28,220	5,798	22,422
Other intangible assets	10,589	838	9,751	10,589	574	10,015
Total acquired intangible assets	$256,678	$139,440	$117,238	$234,749	$122,013	$112,736
Intangible liabilities:
Market lease liabilities	$25,956	$7,127	$18,829	$25,614	$5,427	$20,187

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Amortization of in-place leases and other intangible assets(1)	$17,369	$38,754	$75,481
Amortization and (accretion) of above- and below-market leases, net(2)	(308)	(209)	(359)
Amortization of above- and below-market ground leases, net(3)	172	172	199
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization and property operating and maintenance expense and adjustments to revenues for the next five years:

(In thousands)	2018	2019	2020	2021	2022
In-place lease assets	$18,157	$14,110	$11,951	$9,613	$7,792
Other intangible assets	612	568	414	414	414
Total to be added to amortization expense	$18,769	$14,678	$12,365	$10,027	$8,206

Above-market lease assets	$(1,889)	$(1,600)	$(1,261)	$(909)	$(558)
Below-market lease liabilities	1,926	1,646	1,489	1,339	1,309
Total to be added to rental income	$37	$46	$228	$430	$751

Below-market ground lease assets	$212	$212	$212	$212	$212
Above-market ground lease liabilities	(65)	(65)	(65)	(65)	(63)
Total to be added to property operating and maintenance expense	$147	$147	$147	$147	$149
Transfer of Operations
On June 8, 2017, the Company's taxable REIT subsidiary acquired 12 operating entities that leased 12 healthcare facilities previously included in the Company's triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company's SHOP segment. As a part of the transition, the Company's subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under a structure permitted by the RIDEA. As part of the transition of operations, the Company now controls the operating entities that hold the operating licenses for the healthcare facilities. The Company determined the transition of operations to be an asset acquisition and accounted for such transfer accordingly.
At closing of the transfer of operations, the Company assumed the following assets and liabilities which are included in the consolidated balance sheet within the line items as shown below. The amounts below reflect the fair values of these assets and liabilities, as of the transfer closing date, to the appropriate financial statement line as shown below during the year ended December 31, 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

(In thousands)	June 8, 2017
Buildings, fixtures and improvements	$723
Cash and cash equivalents	865
Prepaid expenses and other assets	651
Total assets acquired	$2,239

Accounts payable and accrued expenses	$1,188
Deferred rent	744
Total liabilities acquired	$1,932

Gain on acquisition	$307
Real Estate Sales
During the year ended December 31, 2017, the Company sold the Dental Arts Building located in Peoria, Arizona for an aggregate contract sales price of $0.8 million, exclusive of closing costs. The sale of this property resulted in a gain of $0.4 million for the year ended December 31, 2017, which is reflected within gain on sale of real estate investment in the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2016, the Company sold Gregory Ridge Living Center ("Gregory Ridge") and Parkway Health Care Center ("Parkway"), both located in Kansas City, Missouri. The sale of these properties resulted in an impairment charge of $0.4 million for the year ended December 31, 2016, which is reflected within impairment charges in the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2016, the Company sold Redwood Radiology and Outpatient Center ("Redwood Radiology") located in Santa Rosa, California for an aggregate contract price of $17.5 million. The sale of this property resulted in a gain of $1.3 million for the year ended December 31, 2016, which is reflected within gain on sale of real estate investments in the consolidated statements of operations and comprehensive loss.
The following table summarizes the four properties sold during the years ended December 31, 2017 and 2016:

Property (In thousands)	Disposition Date	Contract Sale Price	Gain (Impairment) on Sale, Net
Gregory Ridge Living Center - Kansas City, MO	June 1, 2016	$4,300	$(126)
Parkway Health Center Care Center - Kansas City, MO	June 1, 2016	4,450	(263)
Redwood Radiology and Outpatient Center - Santa Rosa, CA	September 30, 2016	17,500	1,330
Dental Arts Building - Peoria, AZ	May 16, 2017	825	438
Total		27,075	$1,379
Less: disposal costs		(428)
Proceeds from sales of real estate investments		$26,647
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table details the major classes of assets associated with the properties that have been classified as held for sale as of December 31, 2017:

(In thousands)	December 31, 2017
Real estate held for sale, at cost:
Land	$3,131
Buildings, fixtures and improvements	38,596
Total real estate held for sale, at cost	41,727
Less accumulated depreciation and amortization	(3,870)
Real estate assets held for sale, net	37,857
Impairment charges related to properties reclassified as held for sale	(35)
Assets held for sale	$37,822
Missouri SNF Properties
In January 2017, the Company entered into an agreement to sell eight of its skilled nursing facility properties in Missouri (the "Missouri SNF Properties") for an aggregate contract purchase price of $42.0 million if closing occurred in 2017, and $44 million if closing occurred in 2018 (including any amendments thereto, the "Missouri SNF PSA"). Subsequently, in February 2017, the due diligence period of the Missouri SNF PSA expired and, concurrently with the expiration of the due diligence period, the Company stopped recognizing depreciation and amortization expense and reclassified the Missouri SNF Properties as held for sale on the consolidated balance sheet. The Missouri SNF PSA provided for an extended closing period to include seven closing adjournment periods, each requiring a non-refundable deposit through the final closing adjournment date, September 28, 2018.
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
In February 2017, the Company's then-existing operator entered into an agreement to transfer the operations of the Missouri SNF Properties to a new operator (the "Missouri SNF OTA"). The Missouri SNF OTA permanently transferred all aspects of operations to the new operator effective March 1, 2017 and was not dependent on closing on the sale of the Missouri SNF Properties as outlined in the Missouri SNF PSA. On March 1, 2017, in connection with the new operator assuming the leases of the Missouri SNF Properties from the old operator pursuant to the Missouri SNF OTA, the Company paid its third-party broker a leasing commission of $0.4 million. The Company capitalized this cost to deferred costs, net and amortized the cost through December 31, 2017, the expected disposition date of the Missouri SNF Properties under the Missouri SNF PSA.
Additionally, on March 1, 2017, in connection with the Missouri SNF PSA and Missouri SNF OTA, the Company reached an agreement with the prior tenants of the Missouri SNF Properties to provide a one-time payment of $2.8 million by the Company to a creditor of the prior tenants in order to close on the transfer of operations of the Missouri SNF Properties. This payment was made in March 2017 and is included in the Company's acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017.
On November 13, 2017, the Company received copies of notices, each dated November 1, 2017, from the Missouri Department of Health and Senior Services, Division of Regulation and Licensure, Section for Long-Term Care Regulation ("DHSS"), addressed to two of the eight tenants of the Missouri SNF Properties, stating that such tenants’ licenses to operate the facilities will be null and void on December 1, 2017.  The notices provide the tenants the right to file an administrative appeal of the license revocations within fifteen days after the date of the mailing of the notices.
On November 15, 2017, the tenants filed with the Administrative Hearing Commission of the State of Missouri (the “Commission”) a complaint appealing the decision by the DHSS to revoke the tenants’ operating licenses and a motion to stay the revocation. On November 22, 2017, the subject tenants and the DHSS entered into an Agreement for Entry of Stay Order With Conditions and the Commission granted the motion for stay subject to the conditions set forth in the aforementioned Agreement, pending an evidentiary hearing or formal settlement.
On November 13, 2017, the Company received copies of notices, each dated November 1, 2017, from the DHSS addressed to the six of the eight tenants of the Missouri SNF Properties, stating that the applications for regular license for the applicable

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Missouri SNF Properties were denied and, further, that such tenants would no longer be authorized to operate the applicable Missouri SNF Properties upon expiration of the then current operating permits on November 30, 2017.  The applicable tenants subsequently filed a petition for injunctive relief in the Circuit Court of Cole County, Missouri (the “Circuit Court”). On November 27, 2017, the subject tenants and the DHSS entered into an Agreement for Issuance of Regular Licenses With Conditions. On November 28, 2017, the Circuit Court granted the subject tenants’ petition, enjoined the DHSS from denying the tenants’ applications for regular licenses and required the DHSS to issue regular licenses with expiration dates no earlier than May 28, 2018, pending a hearing on the merits before the Commission or formal settlement, and subject to the aforementioned Agreement.
On December 13, 2017, the Company entered into a second amendment to the Missouri SNF PSA (the "Second Amendment to the Missouri SNF PSA") which reduced the contract purchase price from $42.0 million to $40.0 million. The Company has agreed to finance the reduced contract purchase price through a $7.5 million loan which is evidenced by a personally guaranteed promissory note. This loan to the purchaser matures two years after closing and accrues interest at 6.0% per annum. The closing date was amended to occur on or before the sixtieth day following the date on which all of the tenants have received a permanent license to operate the Missouri SNF Properties, but in no event later than September 30, 2018 (the "Missouri SNF Closing Date"). Simultaneous with the entry into the Second Amendment to the Missouri SNF PSA, the Company and the tenants of the Missouri SNF properties entered into a Third Amendment to the leases of the Missouri SNF properties, which reduced the rent through the Missouri SNF Closing Date which will be restored to its prior rate in the event that the sale does not occur. On December 13, 2017, pursuant to the Second Amendment to the Missouri SNF PSA, the tenant deposited $583,000 of the $1.4 million earnest money deposit. On December 14, 2017, the Company funded the remaining $792,000 earnest money deposit.
Impairment of Held for Use Real Estate Investments
As of December 31, 2017, the Company owned 49 held for use properties for which the Company had reconsidered the projected cash flows due to continued declining performance. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods, assessment of terminal values, property capitalization rates, and discount rates. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
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
As a result of its consideration of impairment, the Company determined that the carrying value of six held for use properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $19.0 million, which is included on the consolidated statement of operations and comprehensive loss for year ended December 31, 2017. The estimated fair value of the remaining properties evaluated was greater than their carrying value.
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
In connection with the execution of the leases, the OP agreed to indemnify and hold harmless the tenants under the new leases with respect to all claims, demands, obligations, losses, liabilities, damages, recoveries, and deficiencies that such tenants may suffer as a result of the prior tenants’ failure to discharge certain tax liabilities or to pay certain assessments, recoupments, claims, fines or penalties accrued or payable with respect to the facilities that accrued between December 31, 2014 and October 31, 2017.  The OP’s indemnity obligation is capped at $2.5 million and expires on the earlier of the date of termination of a lease or April 1, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company's mortgage notes payable as of December 31, 2017 and 2016:

Portfolio	Encumbered Properties (1)	Outstanding Loan Amount as of December 31,		Effective Interest Rate		Interest Rate		Maturity
		2017	2016
		(In thousands)	(In thousands)
Medical Center of New Windsor - New Windsor, NY	—	$—	$8,602	—%		Fixed		Sep. 2017
Plank Medical Center - Clifton Park, NY	—	—	3,414	—%		Fixed		Sep. 2017
Countryside Medical Arts - Safety Harbor, FL	1	5,773	5,904	4.98%		Variable	(2)	Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,381	6,526	4.98%		Variable	(2)	Apr. 2019
Slingerlands Crossing Phase I - Bethlehem, NY	—	—	6,589	—%		Fixed		Sep. 2017
Slingerlands Crossing Phase II - Bethlehem, NY	—	—	7,671	—%		Fixed		Sep. 2017
Benedictine Cancer Center - Kingston, NY	—	—	6,719	—%		Fixed		Sep. 2017
Aurora Healthcare Center Portfolio - WI	—	—	30,858	—%		Fixed		Jan. 2018
Palm Valley Medical Plaza - Goodyear, AZ	1	3,327	3,428	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,066	3,151	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,372	24,820	3.87%		Fixed	(3)	Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,565	7,698	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,270	17,540	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,716	10,884	3.98%		Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,895	—	4.00%		Fixed		Oct. 2019
MOB Loan	32	250,000	—	4.44%		Fixed	(5)	June 2022
Bridge Loan	23	82,000	—	4.13%		Variable		Dec. 2019
Gross mortgage notes payable	67	415,365	143,804	4.31%	(4)
Deferred financing costs, net of accumulated amortization		(7,625)	(1,516)
Mortgage premiums and discounts, net		(1,110)	466
Mortgage notes payable, net		$406,630	$142,754
_______________
(1) Does not include eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. See Note 5 — Credit Facilities.
(2)    Fixed interest rate through May 10, 2017. Interest rate changes to variable rate starting in June 2017.
(3)    Interest only payments through July 1, 2016. Principal and interest payments began in August 2016.
(4)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2017.
(5)    Variable rate loan which is fixed as a result of entering into interest rate swap agreements. Note 7 — Derivatives and Hedging Activities.
As of December 31, 2017, the Company had pledged $912.9 million in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. Except as noted above, the Company makes payments of principal and interest on all of its mortgage notes payable on a monthly basis.
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2017, the Company was in compliance with the financial covenants under its mortgage note agreements.
MOB Loan
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

lease the mortgaged properties have indemnified the MOB Lenders against losses, costs or liabilities related to certain environmental matters.
The MOB Loan bears interest at a variable rate equal to LIBOR plus 2.5% and requires the Company to pay interest on a monthly basis with the principal balance due on the maturity date of June 30, 2022. In connection with the closing of the MOB Loan, the OP executed two interest rate swaps on the full amount of the MOB Loan, fixing the interest rate exposure at 4.38%. See Note 7 — Derivatives and Hedging Activities for additional information on the Company's outstanding derivatives.
The Company may pre-pay the MOB Loan, in whole or in part, at any time, with payment of a prepayment premium equal to (a) 2.0% of principal outstanding if prepayment is made during the first 12 months of the MOB Loan and (b) 1.0% of principal outstanding if prepayment is made during the second 12 months of the MOB Loan. Thereafter, no prepayment premium is applicable.
Bridge Loan
On December 28, 2017, 23 wholly owned subsidiaries (the “Borrowers”) of the OP entered into a loan agreement (the “Loan Agreement”) with Capital One, National Association (“Capital One”), as administrative agent and lender.
The Loan Agreement provides for a $82 million loan (the “Loan”) with a floating interest rate equal to one-month LIBOR plus 2.5% per annum and a maturity date of December 28, 2019. Subject to meeting certain conditions, including a minimum debt yield and debt service coverage ratio, the Borrowers have the right to extend the maturity date for one year.
The Loan may be prepaid at any time in whole or in part, subject to certain conditions and limitations. Upon repayment of all or any part of the principal of the Loan, whether as a prepayment or as a repayment at maturity, the Borrowers are obligated to pay to an exit fee of: (i) 2.0% of the principal amount with respect to the aggregate of approximately $63.0 million principal amount allocated under the Loan to the seven mortgaged properties that have been identified for refinancing through Fannie Mae or Freddie Mac, and (ii) 1.0% of the principal amount with respect to the aggregate of approximately $19 million principal amount allocated under the Loan to the other sixteen mortgaged properties. No exit fee will be due or payable: (i) with respect to any portion of the Loan refinanced through Fannie Mae’s Multifamily MBS program with Capital One or one of its affiliates acting as agent, originator or seller, (ii) with respect to any portion of the Loan that is not refinanced through Fannie Mae’s Multifamily MBS program due to the program no longer being available under applicable law or because the applicable mortgaged property being refinanced does not qualify for financing through the program, or (iii) with respect to any prepayment in connection with a casualty or a condemnation.
At the closing of the Loan, the net proceeds were primarily used to repay $35.0 million outstanding under the Company’s senior secured revolving credit facility (the “Revolver”) related to 12 of the mortgaged properties that had been included in the pool of eligible unencumbered real estate assets comprising the borrowing base under the Revolver, with the balance available for general corporate purposes.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to December 31, 2017:

(In thousands)	Future Principal Payments
2018	$83,534
2019	18,078
2020	24,278
2021	892
2022	250,928
Thereafter	37,655
Total	$415,365
Note 5 — Credit Facilities
The Company has the following credit facilities outstanding as of December 31, 2017 and 2016:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties(1)		December 31, 2017	December 31, 2016	December 31, 2017		December 31, 2016		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	54	(2)	$239,700	$421,500	3.33%		2.39%		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	5	(3)	152,461	30,000	3.88%		3.24%		Nov. 2026
KeyBank Facility	10	(4)	142,708	30,000	3.89%		3.24%		Nov. 2026
Total Fannie Mae Master Credit Facilities			295,169	60,000
Total Credit Facilities	69		$534,869	$481,500	3.63%	(5)	2.50%	(5)
_______________

(1)	Encumbered as of December 31, 2017.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on five of the Company’s seniors housing properties located in Florida, Iowa and Georgia as of December 31, 2017.

(4)	Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of December 31, 2017.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2017 and 2016.
Revolving Credit Facility
On March 21, 2014, the Company entered into the senior secured Revolving Credit Facility in the amount of $50.0 million. On April 15, 2014 the amount available under the Revolving Credit Facility was increased to $200.0 million. The Revolving Credit Facility is secured by a pledged pool of eligible unencumbered real estate assets.
On June 26, 2015, the Company entered into an amendment to the Revolving Credit Facility which, among other things, allowed for borrowings of up to $500.0 million. On July 31, 2015, the available borrowings were increased to $565.0 million. The Revolving Credit Facility also contains a sub-facility for letters of credit of up to $25.0 million. The Revolving Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million. The amendment to the Revolving Credit Facility included changes to amounts committed by each of the banks in the syndicate, which resulted in a write off of deferred financing costs of $0.5 million during the year ended December 31, 2015. There were no such writeoffs of deferred financing costs during the years ended December 31, 2017 and 2016.
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
The Company's unused borrowing capacity was $27.6 million, based on assets assigned to the Revolving Credit Facility as of December 31, 2017. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Revolving Credit Facility requires the Company to meet certain financial covenants. As of December 31, 2017, giving effect to the February 2017 Credit Facility Amendment, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Each Fannie Mae Master Credit Facility provided for an initial $30.0 million of advances. The Fannie Mae Master Credit Facilities were initially secured by six properties, in aggregate. The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The initial advances under the Fannie Mae Master Credit Facilities will mature on November 1, 2026. Beginning December 1, 2016, the annual interest rates under the Fannie Mae Master Credit Facilities changed to vary on a monthly basis and are equal to the sum of the current one month LIBOR and 2.62%, with a floor of 2.62%. Prior to December 1, 2016, borrowings under the KeyBank Facility and the Capital One Facility bore interest at rates of 3.15% and 3.16%, respectively, per annum. Effective October 31, 2016, in conjunction with the execution of the Fannie Mae Master Credit Facilities, the OP entered into two interest rate cap agreements (the "IR Caps") with an unrelated third party, which caps interest paid on amounts outstanding under the Fannie Mae Master Credit Facilities at a maximum of 3.5%. The IR Caps terminate on November 1, 2019. The Fannie Mae Master Credit Agreements require the Company to enter into replacement interest rate cap or swap agreements upon termination of the IR Caps, to the extent any variable rate loans are outstanding on the date of termination. See Note 7 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.
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
The initial advances under the Fannie Mae Master Credit Facilities, commencing on November 1, 2017 became pre-payable in full or in part through July 31, 2026 with payment of a 1% prepayment premium, and may be freely prepaid in full or in part thereafter. The Fannie Mae Master Credit Agreements provide for optional acceleration by the Lender upon an event of default. The Fannie Mae Master Credit Agreements contain customary events of default, including the breach of transfer prohibitions, principal or interest payment defaults and bankruptcy-related defaults.
On March 30, 2017, the Company increased its advances under the Capital One Facility by $53.4 million (the "2017 Capital One Advance"). The 2017 Capital One Advance was secured by the value of the initial mortgaged properties securing the Capital One Facility. In connection with the 2017 Capital One Advance, the OP entered into an additional interest rate cap agreement (the "2017 Capital One IR Cap") with an unrelated third party, which caps interest paid on amounts outstanding on the 2017 Capital One Advance at a maximum of 3.5%. The 2017 Capital One IR Cap terminates on April 1, 2020. See Note 7 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.
On April 26, 2017, the Company increased its advances under the KeyBank Facility by $28.7 million (the "April 2017 KeyBank Advance"). The April 2017 KeyBank Advance was secured by the value of the initial mortgaged properties subject to the KeyBank Facility. In connection with the April 2017 KeyBank Advance, the OP entered into an additional interest rate cap agreement (the "April 2017 KeyBank IR Cap") with an unrelated third party, which caps interest paid on amounts outstanding on the April 2017 KeyBank Advance at a maximum of 3.5%. The April 2017 KeyBank IR Cap terminates on November 1, 2019. See Note 7 — Derivatives and Hedging Activities for further disclosure over the Company's derivatives.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On October 26, 2017, the Company increased its advances under the KeyBank Facility by $84.0 million (the "October 2017 KeyBank Advance") and its advances under the Capital One Facility by $69.0 million. The October 2017 KeyBank Advance was secured by the addition of six mortgaged properties subject to the KeyBank Facility. The October 2017 Capital One Advance was secured by the addition of the three mortgaged properties to the Capital One Facility. The Company used approximately $102.0 million of the additional advances to pay down the Revolving Credit Facility and expects to utilize the balance for future acquisitions and general corporate purposes.
Upon an event of default under each Fannie Mae Master Credit Agreement, payment of any unpaid amounts under the applicable Fannie Mae Master Credit Facility may be accelerated by Lender and Lender may exercise its rights with respect to the applicable pool of seniors housing properties securing the applicable Fannie Mae Master Credit Facility.
Note 6 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2017
Derivatives, net	Recurring	$—	$2,550	$—	$2,550
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$3,873	$—	$3,873
December 31, 2016
Derivatives, net	Recurring	$—	$61	$—	$61
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017.
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

		Carrying Amount (1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2016
Gross mortgage notes payable and mortgage premium and discounts, net	3	$414,255	$411,749	$144,270	$144,261
Revolving Credit Facility	3	$239,700	$239,700	$421,500	$421,500
Fannie Credit Facilities	3	$295,169	$296,151	$60,000	$60,000
_______________________________

(1)
Carrying value includes mortgage notes payable of $415.4 million and $143.8 million and mortgage premiums and discounts, net of $(1.1) million and $0.5 million as of December 31, 2017 and December 31, 2016, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Revolving Credit Facility and the Fannie Credit Facilities are considered to be reported at fair value, because their interest rates vary with changes in LIBOR.
Note 7 — Derivatives and Hedging Activities
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the period, from December 31, 2017 through December 31, 2018, the Company estimates that $278 thousand will be reclassified from other comprehensive loss as an increase to interest expense.
As of December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company did not have any derivatives designated as cash flow hedges as of December 31, 2016.

	December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest rate swaps	2	$250,000
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the twelve months ended December 31, 2017. The Company did not have any derivatives designated as cash flow hedges as of December 31, 2016.

	Year Ended December 31,
(In thousands)	2017	2016
Amount of gain (loss) recognized into accumulated other comprehensive income on designated derivatives (effective portion)	$1,674	$—
Amount of gain (loss) reclassified out of accumulated other comprehensive income on designated derivatives (effective portion)	$(799)	$—
Derivatives Not Designated as Hedges
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss).
As of December 31, 2017 and 2016, the Company had the following outstanding interest rate derivatives that were not designated as a hedge of interest rate risk.

	December 31, 2017		December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$295,169	2	$60,000

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Balance Sheet Classification
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$2,473	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$77	$61
Credit-risk-related Contingent Features
The Company has an ISDA Master Agreement in place with each of its interest rate swap counterparties that contains a cross-default provision. Under this cross-default provision, if the Company defaults on its loan obligations in an amount equal to $50.0 million or more and such default results in an acceleration of the Company’s obligation to repay such borrowed amounts, an event of default with respect to the Company under these ISDA Master Agreements will be triggered and give the Company’s derivative counterparties the right to terminate their derivatives transactions with the Company. Generally, a default related to obligations for borrowed money that is caused solely due to a technical or administrative error that has been remedied within three (3) business days after notice of such default will not result in an event of default under the Company’s ISDA Master Agreements.
As of December 31, 2017, there were no derivatives with a fair value in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of December 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
As of December 31, 2017 and 2016, the Company had 91.0 million and 89.4 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds, net of shares repurchased under the SRP of $2.2 billion and $2.2 billion, respectively, including proceeds from shares issued pursuant to the DRIP.
In April 2013, the Company's board of directors (the "Board") authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On March 30, 2017, the Board approved an Estimated Per-Share NAV equal to $21.45 as of December 31, 2016. We intend to publish an updated Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K and, thereafter, periodically at the discretion of the Board, provided that such estimates will be made at least once annually. Pursuant to the DRIP, our stockholders can elect to reinvest distributions by purchasing shares of our common stock at the then-current Estimated Per-Share NAV approved by the Board.
Share Repurchase Program
The Board has adopted the SRP, which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the NAV Pricing Date (other than with respect to a repurchase request that was made in connection with a stockholder's death or disability), the repurchase price per share depended on the length of time investors held such shares, as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase price was equal to the price actually paid for each share.
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
On June 14, 2017, the Board approved and adopted an amended and restated SRP that superseded and replaced the existing SRP, effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
When a stockholder requests redemption and the redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2017:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2016	975,030	$23.73
Year ended December 31, 2017 (1)	1,554,768	$21.61
Cumulative repurchases as of December 31, 2017	2,529,798	$22.43
_____________________________
(1) Includes 1,554,768 shares repurchased during the year ended December 31, 2017 for approximately $33.6 million at a weighted average price per share of $21.61. Excludes rejected repurchases received during 2016 with respect to 2.3 million shares for $48.7 million at a weighted average price per share of $21.27. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2017 and 2016, the Company issued 2.8 million and 3.2 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $61.2 million and $73.6 million, respectively.
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
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2017 and 2016, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2017 and 2016, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").
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
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees in connection with the sale of the Company's common stock in the IPO. The Company paid the Former Dealer Manager a selling commission of up to 7.0% of the per share purchase price of offering proceeds

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

before reallowance of commissions earned by participating broker-dealers. In addition, the Company paid the Former Dealer Manager up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers. A participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option had been elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds. During the year ended December 31, 2015, the Company incurred $175.6 million in commissions and fees to the Former Dealer Manager in connection with the sale of the Company's common stock in the IPO. During the year ended December 31, 2016, the Company received approximately $2,000 from the Former Dealer Manager for an unconsummated share transaction. The Company did not incur any commissions or fees to the Former Dealer Manager in connection with the sale of the Company's common stock in the IPO during the year ended December 31, 2017. The Company did not have any amounts outstanding to the Former Dealer Manager for commissions and fees in connection with the sale of the Company's common stock in the IPO as of December 31, 2017 or 2016.
The Advisor and its affiliates received compensation and reimbursement for services provided in relation to the IPO. The Former Dealer Manager and its affiliates also received compensation and reimbursement for services in relation to the IPO, including transfer agent services which were provided by ANST. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet during the IPO. The Company incurred charges or reimbursements of $21.8 million from the Advisor and $3.3 million from the Former Dealer Manager for services relating to the IPO during the year ended December 31, 2015. The Company did not incur any charges or reimbursements for services relating to the IPO from the Advisor or any of its affiliates during the years ended December 31, 2017 and 2016. The Company did not have any amounts outstanding to the Advisor or any of its affiliates for charges or reimbursements for services relating to the IPO as of December 31, 2017 and 2016.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of December 31, 2017, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of December 31, 2017, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
The Second A&R Advisory Agreement, does not provide for an acquisition fee, however the Advisor may continue to be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2017, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2017, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On May 12, 2015, the Company, the OP and the Advisor entered into an amendment (the “Amendment”) to the advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units in the OP to the Advisor with respect to any period ending after March 31, 2015. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets. The asset management fee was payable on the first business day of each month in the amount of 0.0625% multiplied by the lesser of (a) cost of assets or (b) fair value of assets for the preceding monthly period. The asset management fee was payable to the Advisor or its assignees in cash, in shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. For the purposes of the payment of any fees in shares (a) prior to the Original NAV Pricing Date, each share was valued at $22.50, (b) after the Original NAV Pricing Date and prior to any listing on a national securities exchange, if it occurs, each share will be valued at the then-current Estimated Per-Share NAV and (c) at all other times, each share shall be valued by the Board in good faith at the fair market value.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. Additionally, the Company reimburses the Advisor for personnel costs, excluding any compensation paid to individuals who also serve as the Company's executive officers, or the executive officers of the Advisor, the Property Manager or their respective affiliates. During the years ended December 31, 2017, 2016, and 2015 the Company incurred $7.6 million, $4.5 million, and $4.6 million of reimbursement expenses from the Advisor for providing administrative services, respectively.
The Advisor elected to forgive and absorb $1.2 million in fees during the year ended December 31, 2015. The fees that were forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the years ended December 31, 2017 and 2016.
The Advisor elected to, without interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. These deferred fees and reimbursements are due to the Advisor upon demand within two business days' written notice and no later than June 30, 2018. As a portion of these fees and reimbursements were already paid as of December 31, 2017, the Company has recorded a $0.7 million receivable due from the Advisor as of December 31, 2017. The $1.7 million payable associated with the deferral is presented net of the $0.7 million receivable in the table below. There were no such deferred fees or reimbursements as of December 31, 2016.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,				Payable (Receivable) as of
	2017	2016	2015		December 31,
(In thousands)	Incurred (1)	Incurred (1)	Incurred	Forgiven	2017	2016
One-time fees and reimbursements:
Acquisition fees	$—	$—	$6,878	$—	$—	$—
Acquisition cost reimbursements	124	—	3,439	—	36	—
Financing coordination fees	—	450	3,863	—	—	—
Due to (from) HT III related to asset purchase (2)	—	—	—	—	196	—
Ongoing fees and reimbursements:
Asset management fees (3)	19,189	17,566	10,889	—	—	—
Property management fees	3,068	3,017	1,302	1,220	66	(163)
Professional fees and reimbursements	7,553	4,492	4,558	—	1,339	1,025
Distributions on Class B Units	543	611	490	—	—	—
Total related party operation fees and reimbursements	$30,477	$26,136	$31,419	$1,220	$1,637	$862
_______________

(1)	There were no fees or reimbursements forgiven during the years ended December 31, 2017 or 2016.

(2)
On December 22, 2017, the Company purchased substantially all the assets of American Realty Capital Healthcare Trust III, Inc. Certain proration estimates were included within the Closing. The purchase agreement calls for a final purchase price adjustment. As of December 31, 2017, the Company has a net payable to American Realty Capital Healthcare Trust III, Inc. included on its Consolidated Balance Sheet. Please see below for additional information related to the asset purchase.

(3)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of December 31, 2017, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, in connection with the Amendment, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

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
December 31, 2017

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
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the years ended December 31, 2017, 2016 and 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2017, 2016 or 2015.
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2017, 2016 and 2015.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017 and no such fees or commissions were incurred prior thereto.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2017, 2016 and 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, Healthcare Trust Operating Partnership, L.P., the Company's operating partnership, and its subsidiary, ARHC TRS Holdco II, LLC, purchased all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (“HT III”) that own the 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of the Company’s advisor.
On December 22, 2017, the Company borrowed approximately $45.0 million of loans (the “Advance”) under the Revolving Credit Facility. Concurrently with the occurrence of the Advance, the Company added 15 properties, including 14 of the 19 properties purchased in the Asset Purchase, to the pool of eligible unencumbered real estate assets comprising the borrowing base under the Revolving Credit Facility. The Advance was used to fund a portion of the amount required to complete the Asset Purchase.
At the closing of the Asset Purchase, the Company paid HT III $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less (i) $0.7 million reflecting prorations and closing adjustments in accordance with the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by HT III’s Philip Center property assumed by the Company at the closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by the Company into an escrow account in accordance with the Purchase Agreement. This escrow amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that the Company may make pursuant to the Purchase Agreement, will be released to HT III in installments over a period of 14 months following the closing. In addition, the Company incurred $1.2 million in closing and other transaction costs. As of December 31, 2017 the Company has a $196,000 net payable to HT III included on its Consolidated Balance Sheet.
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
December 31, 2017

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reflects restricted share award activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	7,198	$22.50
Granted	7,998	22.50
Vested	(1,066)	22.50
Forfeitures	(2,399)	22.50
Unvested, December 31, 2015	11,731	22.50
Granted	6,735	22.27
Vested	(7,212)	22.50
Forfeitures	(1,333)	22.50
Unvested, December 31, 2016	9,921	22.42
Granted	380,592	21.45
Vested	(2,411)	22.40
Forfeitures	(5,592)	21.45
Unvested, December 31, 2017	382,510	$21.47
As of December 31, 2017, the Company had $8.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 6.2 years. Compensation expense related to restricted stock was $0.5 million, $0.2 million and approximately $0.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2017 and 2016.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities
Balance, December 31, 2014	$463
Other comprehensive loss, before reclassifications	(23)
Amounts reclassified from accumulated other comprehensive income (1)	(446)
Balance, December 31, 2015	(6)
Other comprehensive income, before reclassifications	62
Amounts reclassified from accumulated other comprehensive income (1)	(56)
Balance, December 31, 2016	—
Other comprehensive income, before reclassifications	2,473
Amounts reclassified from accumulated other comprehensive income	—
Balance, December 31, 2017	$2,473
__________________

(1)
During the years ended December 31, 2016 and 2015, the Company sold its investments in securities, resulting in realized gains of $0.1 million and approximately $0.4 million, which are included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13 — Non-Controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2017 and 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions and has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP, provided, however, that such OP Units must have been outstanding for at least one year. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the years ended December 31, 2017, 2016 and 2015, OP Unit non-controlling interest holders were paid distributions of $0.6 million, $0.7 million, and $0.7 million respectively.
Non-Controlling Interests in Property Owning Subsidiaries
The Company also has investment arrangements with other unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company's property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with these arrangements and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with unaffiliated third parties.

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Distributions (2)
Property Name (Dollar amounts in thousands)	Investment Date	As of December 31, 2017	As of December 31, 2017	As of December 31, 2017	As of December 31, 2016	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$412	4.1%	$10,784	$10,429	$52	$40
UnityPoint Clinic Portfolio (3)	December 2017	$473	5.0%	$9,639	$—	$—	$—
_____________

(1)	There are no mortgage notes payable subject to these investment arrangements.

(2)	Represents distributions to unaffiliated third party investors of net cash flows from operations of the properties subject to the investment arrangements.

(3)	Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to stockholders (in thousands)	$(42,548)	$(20,874)	$(41,741)
Basic and diluted weighted-average shares outstanding	89,802,174	87,878,907	85,331,966
Basic and diluted net loss per share	$(0.47)	$(0.24)	$(0.49)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company had the following potentially dilutive securities as of December 31, 2017, 2016 and 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2017	2016	2015
Unvested restricted stock	130,339	9,921	11,731
OP Units	405,998	405,998	405,998
Class B units	359,250	359,250	359,250
Total common share equivalents	895,587	775,169	776,979
Note 15 — Segment Reporting
During the years ended December 31, 2017, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOP").
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$67,390	$25,133	$2,629	$95,152
Operating expense reimbursements	15,460	1,146	(1)	16,605
Resident services and fee income	—	—	199,416	199,416
Total revenues	82,850	26,279	202,044	311,173
Property operating and maintenance	24,137	19,944	142,196	186,277
NOI	$58,713	$6,335	$59,848	124,896
Impairment charges				(18,993)
Operating fees to related parties				(22,257)
Acquisition and transaction related				(2,986)
General and administrative				(15,673)
Depreciation and amortization				(77,641)
Interest expense				(30,264)
Interest and other income				306
Loss on non-designated derivatives				(198)
Gain on sale of real estate investment				438
Gain on asset acquisition				307
Income tax expense				(647)
Net income attributable to non-controlling interests				164
Net loss attributable to stockholders				$(42,548)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Year Ended December 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$65,994	$37,374	$7	$103,375
Operating expense reimbursements	14,927	949	—	15,876
Resident services and fee income	—	—	183,177	183,177
Contingent purchase price consideration	—	—	138	138
Total revenues	80,921	38,323	183,322	302,566
Property operating and maintenance	23,816	18,810	129,451	172,077
NOI	$57,105	$19,513	$53,871	130,489
Impairment charges				(389)
Operating fees to related parties				(20,583)
Acquisition and transaction related				(3,163)
General and administrative				(12,105)
Depreciation and amortization				(98,886)
Interest expense				(19,881)
Interest and other income				47
Gain on non-designated derivatives				31
Gain on sale of real estate investment				1,330
Gain on sale of investment securities				56
Income tax benefit				2,084
Net income attributable to non-controlling interests				96
Net loss attributable to stockholders				$(20,874)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Year Ended December 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$56,165	$29,597	$7,456	$93,218
Operating expense reimbursements	12,611	148	—	12,759
Resident services and fee income	—	—	140,901	140,901
Contingent purchase price consideration	—	—	612	612
Total revenues	68,776	29,745	148,969	247,490
Property operating and maintenance	97,005	6,695	21,873	125,573
NOI	$(28,229)	$23,050	$127,096	121,917
Operating fees to related parties				(12,191)
Acquisition and transaction related				(14,679)
General and administrative				(9,733)
Depreciation and amortization				(120,924)
Interest expense				(10,356)
Interest and other income				582
Gain on sale of investment securities				446
Income tax benefit				2,978
Net income attributable to non-controlling interests				219
Net loss attributable to stockholders				$(41,741)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$897,264	$788,023
Triple-net leased healthcare facilities	294,727	418,819
Construction in progress	82,007	70,055
Seniors housing — operating properties	902,343	837,338
Total investments in real estate, net	2,176,341	2,114,235
Cash and cash equivalents	94,177	29,225
Restricted cash	8,411	3,962
Assets held for sale	37,822	—
Derivative assets, at fair value	2,550	61
Straight-line rent receivable, net	15,327	12,026
Prepaid expenses and other assets	22,099	22,073
Deferred costs, net	15,134	12,123
Total assets	$2,371,861	$2,193,705

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reconciles capital expenditures by reportable business segment for the periods presented:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Medical office buildings	$4,037	$3,198	$2,129
Triple-net leased healthcare facilities	154	112	540
Seniors housing — operating properties	4,810	4,166	2,701
Total capital expenditures	$9,001	$7,476	$5,370
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2018	$774	$78
2019	780	80
2020	780	82
2021	774	84
2022	790	86
Thereafter	35,103	7,678
Total minimum lease payments	$39,001	8,088
Less: amounts representing interest		(3,266)
Total present value of minimum lease payments		$4,822
Total rental expense from operating leases was $0.8 million, $0.8 million and $0.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the three years ended December 31, 2017, 2016 and 2015, interest expense related to capital leases was approximately $85,000, $84,000 and $84,000, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of December 31, 2017, the Company had funded $10.0 million and $72.0 million for the land and construction in progress, respectively. As a result, the Company believes that it has satisfied its funding commitments for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of December 31, 2017, there were no amounts outstanding due to the Company pursuant to the loan agreement.
Note 17 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$74,615	$75,766	$79,072	$81,720
Net loss attributable to stockholders	$(6,139)	$(4,716)	$(24,136)	$(7,557)
Basic and diluted weighted average shares outstanding	89,639,676	89,335,489	89,821,799	90,403,032
Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.27)	$(0.08)

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$75,509	$75,857	$75,521	$75,679
Net loss attributable to stockholders	$(1,555)	$(3,000)	$(8,664)	$(7,655)
Basic and diluted weighted average shares outstanding	86,658,678	87,465,569	88,285,390	89,088,233
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.10)	$(0.09)

Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
SHOP Transitions
On January 1, 2018, the Company transitioned six properties in its triple-net leased healthcare facilities segment to operating properties under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). The properties consist of two assisted living facilities located in Burlington and Cudahy, Wisconsin, two assisted living facilities located in Dixon and Rockford, Illinois, an assisted living facility located in Richmond, Kentucky and a skilled nursing facility located in Lutz, Florida. The prior tenants of the six properties transferred the operations of the properties to newly-formed subsidiaries of the Company and third-party managers engaged by those Company subsidiaries pursuant to market operations transfer agreements. The Company’s subsidiaries simultaneously entered into new management agreements with the third-party managers, who will operate and manage the facilities on behalf of the Company subsidiaries.
Approval of Share Repurchases
On January 23, 2018, as permitted under the SRP, the Board authorized, with respect to repurchase requests received during the year ended December 31, 2017, the repurchase of shares validly submitted for repurchase in an amount equal to 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from July 1, 2017 to December 31, 2017. Accordingly, 373,967 shares for $8.0 million at an average price per share of 21.45 (including all shares submitted for death or disability) were approved for repurchase, with repurchases to be completed in January 2018. See Note 8 — Common Stock for more information on the SRP.
Decrease in Monthly Distribution Rate
On February 20, 2018, the Company's board of directors unanimously authorized a change in the rate at which the Company pays monthly distributions to holders of the Company’s common stock, effective as of March 1, 2018, from $0.0039726027 per

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

share per day, or $1.45 per share on an annualized basis, to $0.0023287671 per share per day, or $0.85 per share on an annualized basis. This represents a change in the annualized distribution yield, based on the original purchase price of $25.00 per share, from 5.8% to 3.4%, or a change from 6.76% to 3.96% based on the Company’s most recent estimated value per share as of December 31, 2016 of $21.45 per share.
March 2018 Fannie Mae Financing
On March 2, 2018, Healthcare Trust, Inc. (the “Company”), through wholly owned subsidiaries of its operating partnership, Healthcare Trust Operating Partnership, L.P. (the “OP”), incurred approximately $64.2 million in aggregate additional indebtedness pursuant to its master credit facility agreement with Capital One Multifamily Finance, LLC. As of March 2, 2018, approximately $216.7 million was outstanding under the Fannie Mae Master Credit Facility. All of the $61.7 million of the net proceeds, after closing costs, of the Advance was used by the Company to prepay a portion of the Bridge Loan.
The Advance bears interest at a rate of one-month LIBOR plus a 2.32% margin and matures on November 1, 2026. Monthly debt service payments on the Advance will be interest-only for forty-eight (48) months and principal and interest thereafter based on a 30-year amortization schedule. The Advance is prepayable in whole or in part after a one-year lockout period with a premium of 1% and, on or after July 31, 2026, without any premium.
Tender Offer
On March 13, 2018, the Company announced a tender offering to purchase up to 2,000,000 shares of the Company’s common stock, par value $0.01 per share, for cash at a purchase price equal to $13.15 per share, or $26.3 million in the aggregate, on the terms and conditions set forth in the 8-K filed with the SEC on March 13, 2018. The tender offering, proration period and withdrawal rights will expire at 11:59 p.m. Eastern Time, on April 12, 2018. The Company is making the Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2017(1)(2)	Accumulated Depreciation(3)(4)
Fresenius Medical Care - Winfield(5)	AL	5/10/2013	$749	$151	$1,568	$—	$1,719	$215
Adena Health Center - Jackson(5)	OH	6/28/2013	2,124	242	4,494	—	4,736	524
Ouachita Community Hospital - West Monroe	LA	7/12/2013	2,666	633	5,304	—	5,937	629
CareMeridian - Littleton	CO	8/8/2013	—	976	8,900	103	9,979	1,751
Oak Lawn Medical Center - Oak Lawn(5)	IL	8/21/2013	4,018	835	7,477	—	8,312	1,045
Surgery Center of Temple - Temple(5)	TX	8/30/2013	3,141	225	5,208	—	5,433	586
Greenville Health System - Greenville(5)	SC	10/10/2013	1,677	720	3,045	—	3,765	333
Arrowhead Medical Plaza II - Glendale	AZ	2/21/2014	—	—	9,707	916	10,623	1,249
Village Center Parkway - Stockbridge	GA	2/21/2014	—	1,135	2,299	131	3,565	349
Stockbridge Family Medical - Stockbridge	GA	2/21/2014	—	823	1,799	11	2,633	208
Creekside MOB - Douglasville(5)	GA	4/30/2014	6,018	2,709	5,320	603	8,632	808
Bowie Gateway Medical Center - Bowie(5)	MD	5/7/2014	7,390	983	10,321	—	11,304	1,028
Campus at Crooks & Auburn Building D - Rochester Hills(5)	MI	5/19/2014	2,613	640	4,107	19	4,766	419
Medical Center of New Windsor - New Windsor	NY	5/22/2014	4,521	—	10,566	326	10,892	1,129
Plank Medical Center - Clifton Park	NY	5/22/2014	1,767	749	3,559	44	4,352	395
Cushing Center - Schenectady	NY	5/23/2014	7,285	—	12,489	37	12,526	1,269
Berwyn Medical Center - Berwyn(5)	IL	5/29/2014	4,367	1,305	7,559	—	8,864	707
Countryside Medical Arts - Safety Harbor	FL	5/30/2014	5,773	915	7,663	60	8,638	777
St. Andrews Medical Park - Venice	FL	5/30/2014	6,381	1,666	9,944	223	11,833	1,069
Campus at Crooks & Auburn Building C - Rochester Hills(5)	MI	6/3/2014	2,877	609	3,842	140	4,591	426
Slingerlands Crossing Phase I - Bethlehem	NY	6/13/2014	4,135	3,865	5,919	27	9,811	619
Slingerlands Crossing Phase II - Bethlehem	NY	6/13/2014	4,749	1,707	9,715	105	11,527	1,000
UC Davis MOB - Elk Grove(5)	CA	7/15/2014	6,807	1,138	7,242	234	8,614	716
Laguna Professional Center - Elk Grove(5)	CA	7/15/2014	7,620	1,811	14,598	218	16,627	1,449
Estate at Hyde Park - Tampa(5)	FL	7/31/2014	20,116	1,777	20,153	17	21,947	2,178
Autumn Ridge of Clarkston - Clarkston(5)	MI	8/12/2014	19,245	655	19,834	106	20,595	2,193
Sunnybrook of Burlington - Burlington(5)	IA	8/26/2014	12,783	518	16,651	16	17,185	1,828
Sunnybrook of Carroll - Carroll(5)	IA	8/26/2014	6,344	473	11,150	9	11,632	1,116
Sunnybrook of Fairfield - Fairfield(5)	IA	8/26/2014	1,750	340	14,028	24	14,392	1,581
Sunnybrook of Ft. Madison - Ft. Madison(5)	IA	8/26/2014	1,044	263	3,898	3	4,164	37

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2017(1)(2)	Accumulated Depreciation(3)(4)
Sunnybrook of Mt. Pleasant - Mt. Pleasant(5)	IA	8/26/2014	1,329	205	10,811	223	11,239	1,019
Sunnybrook of Muscatine - Muscatine	IA	8/26/2014	9,324	302	13,752	102	14,156	1,406
Prairie Hills at Cedar Rapids - Cedar Rapids(5)	IA	8/26/2014	8,014	195	8,544	72	8,811	872
Prairie Hills at Clinton - Clinton(5)	IA	8/26/2014	11,750	890	18,801	103	19,794	1,940
Prairie Hills at Des Moines - Des Moines	IA	8/26/2014	5,418	647	13,645	59	14,351	1,535
Prairie Hills at Tipton - Tipton	IA	8/26/2014	1,044	306	10,370	8	10,684	955
Prairie Hills at Independence - Independence(5)	IA	8/26/2014	1,286	473	10,534	55	11,062	1,042
Prairie Hills at Ottumwa - Ottumwa(5)	IA	8/26/2014	1,223	538	9,100	87	9,725	990
Sunnybrook of Burlington - Land - Burlington	IA	8/26/2014	—	620	—	—	620	—
Benedictine Cancer Center - Kingston	NY	8/27/2014	4,369	—	13,274	—	13,274	1,155
Buchanan Meadows - Buchanan	MI	8/29/2014	3,917	288	6,988	26	7,302	760
Crystal Springs - Kentwood	MI	8/29/2014	1,371	661	14,507	53	15,221	1,743
Golden Orchards - Fennville	MI	8/29/2014	738	418	5,318	64	5,800	539
Lakeside Vista - Holland	MI	8/29/2014	7,723	378	12,196	75	12,649	1,297
Liberty Court - Dixon	IL	8/29/2014	—	119	1,957	—	2,076	232
Prestige Centre - Buchanan	MI	8/29/2014	422	297	2,207	6	2,510	281
Prestige Commons - Chesterfield Twp	MI	8/29/2014	601	318	5,346	41	5,705	541
Prestige Pines - Dewitt	MI	8/29/2014	875	476	3,065	27	3,568	440
Prestige Place - Clare	MI	8/29/2014	—	59	1,169	17	1,245	246
Prestige Point - Grand Blanc	MI	8/29/2014	—	73	734	4	811	1
Prestige Way - Holt	MI	8/29/2014	—	151	1,339	—	1,490	14
The Atrium - Rockford	IL	8/29/2014	—	164	1,746	—	1,910	17
Waldon Woods - Wyoming	MI	8/29/2014	—	205	1,915	14	2,134	15
Whispering Woods - Grand Rapids	MI	8/29/2014	—	806	12,204	555	13,565	1,519
Arrowhead Medical Plaza I - Glendale	AZ	9/10/2014	—	—	6,377	797	7,174	609
Cardiovascular Consultants of Cape Girardeau Medical Office Building - Cape Girardeau(5)	MO	9/18/2014	3,316	1,624	5,303	—	6,927	641
FOC Clinical - Mechanicsburg(5)	PA	9/26/2014	13,408	—	19,634	—	19,634	1,819
Brady MOB - Harrisburg(5)	PA	9/26/2014	14,622	—	22,485	—	22,485	1,844
Community Health MOB - Harrisburg(5)	PA	9/26/2014	3,985	—	6,170	—	6,170	518
FOC I - Mechanicsburg(5)	PA	9/26/2014	5,859	—	8,923	114	9,037	860

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2017(1)(2)	Accumulated Depreciation(3)(4)
FOC II - Mechanicsburg(5)	PA	9/26/2014	11,508	—	16,473	—	16,473	1,537
Landis Memorial - Harrisburg(5)	PA	9/26/2014	16,603	—	32,484	—	32,484	2,672
Copper Springs Senior Living - Meridian(5)	ID	9/29/2014	3,394	498	7,053	81	7,632	993
Addington Place of Brunswick - Brunswick(5) (f/k/a Benton House - Brunswick)	GA	9/30/2014	1,371	1,509	14,385	25	15,919	1,588
Addington Place of Dublin - Dublin(5) (f/k/a Benton House - Dublin)	GA	9/30/2014	1,160	403	9,254	51	9,708	1,118
Addington Place of Johns Creek - Johns Creek(5) (f/k/a Benton House - Johns Creek)	GA	9/30/2014	10,139	997	11,849	99	12,945	1,352
Addington Place of Lee's Summit - Lee's Summit(7) (f/k/a Benton House - Lee's Summit)	MO	9/30/2014	17,187	2,734	24,970	52	27,756	2,553
Manor on the Square - Roswell(5) (f/k/a Benton House - Roswell)	GA	9/30/2014	4,095	1,000	8,505	194	9,699	1,121
Addington Place of Titusville - Titusville(5) (f/k/a Benton House - Titusville)	FL	9/30/2014	11,971	1,379	13,827	110	15,316	1,674
Allegro at Elizabethtown - Elizabethtown(5)	KY	9/30/2014	938	317	7,261	148	7,726	941
Allegro at Jupiter - Jupiter(6)	FL	9/30/2014	38,559	3,741	49,413	138	53,292	5,082
Addington Place of College Harbor - St. Petersburg(5) (f/k/a Allegro at St Petersburg)	FL	9/30/2014	6,064	3,791	7,950	850	12,591	1,361
Allegro at Stuart - Stuart(6)	FL	9/30/2014	42,524	5,018	60,505	231	65,754	6,375
Allegro at Tarpon - Tarpon Springs(5)	FL	9/30/2014	7,350	2,360	13,412	138	15,910	1,793
Allegro at St Petersburg - Land - St Petersburg	FL	9/30/2014	—	3,045	—	—	3,045	—
Gateway Medical Office Building - Clarksville	TN	10/3/2014	11,481	—	16,367	501	16,868	1,455
757 Building - Munster(5)	IN	10/17/2014	3,706	645	7,885	—	8,530	653
Dyer Building - Dyer(5)	IN	10/17/2014	3,907	601	8,867	125	9,593	743
759 Building - Munster(5)	IN	10/17/2014	6,440	1,101	8,899	—	10,000	758
761 Building - Munster(5)	IN	10/17/2014	4,997	1,436	8,580	10	10,026	759
Schererville Building - Schererville	IN	10/17/2014	—	1,260	750	201	2,211	133
Nuvista at Hillsborough - Lutz	FL	10/17/2014	—	913	17,176	—	18,089	2,433
Nuvista at Wellington Green - Wellington(5)	FL	10/17/2014	20,673	4,273	42,098	—	46,371	4,990
Mount Vernon Medical Office Building - Mount Vernon	WA	11/25/2014	11,085	—	18,519	—	18,519	1,548
Meadowbrook Senior Living - Agoura Hills(5)	CA	11/25/2014	19,167	8,821	48,454	459	57,734	4,389
Hampton River Medical Arts Building - Hampton(5)	VA	12/3/2014	15,678	—	17,706	89	17,795	1,552
Careplex West Medical Office Building - Hampton(5)	VA	12/3/2014	10,663	2,628	16,098	—	18,726	1,323

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2017(1)(2)	Accumulated Depreciation(3)(4)
Wellington at Hershey's Mill - West Chester(5)	PA	12/3/2014	37,056	8,531	80,076	—	88,607	7,170
Eye Specialty Group Medical Building - Memphis(5)	TN	12/5/2014	5,332	775	7,223	—	7,998	585
Addington Place of Alpharetta - Alpharetta(5) (f/k/a Benton House - Alpharetta)	GA	12/10/2014	2,467	1,604	26,055	22	27,681	2,538
Addington Place of Prairie Village - Prairie Village(7) (f/k/a Benton House - Prairie Village)	KS	12/10/2014	14,812	1,782	21,831	27	23,640	2,191
Medical Sciences Pavilion - Harrisburg(5)	PA	12/15/2014	13,461	—	22,309	146	22,455	1,743
Bloom MOB - Harrisburg(5)	PA	12/15/2014	11,217	—	15,928	—	15,928	1,301
Pinnacle Center - Southaven(5)	MS	12/16/2014	4,223	1,378	6,418	290	8,086	625
Wood Glen Nursing and Rehab Center - West Chicago	IL	12/16/2014	—	1,896	16,107	—	18,003	1,962
Paradise Valley Medical Plaza - Phoenix(5)	AZ	12/29/2014	12,405	—	25,187	599	25,786	2,094
The Hospital at Craig Ranch - McKinney (f/k/a Victory Medical Center at Craig Ranch)	TX	12/30/2014	—	1,596	40,389	182	42,167	3,114
Capitol Healthcare & Rehab Centre - Springfield	IL	12/31/2014	—	603	21,690	35	22,328	2,561
Colonial Healthcare & Rehab Centre - Princeton	IL	12/31/2014	—	173	5,871	—	6,044	904
Morton Terrace Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	709	5,649	—	6,358	889
Morton Villa Healthcare & Rehab Centre - Morton	IL	12/31/2014	—	645	3,665	109	4,419	536
Rivershores Healthcare & Rehab Centre - Marseilles	IL	12/31/2014	—	1,276	6,868	—	8,144	888
The Heights Healthcare & Rehab Centre - Peoria Heights	IL	12/31/2014	—	213	7,952	—	8,165	1,078
Specialty Hospital - Mesa	AZ	1/14/2015	—	1,977	16,146	284	18,407	1,306
Specialty Hospital - Sun City	AZ	1/14/2015	—	2,329	15,795	274	18,398	1,287
Addington Place of Shoal Creek - Kansas City(7) (f/k/a Benton House - Shoal Creek)	MO	2/2/2015	13,391	3,723	22,206	82	26,011	2,084
Aurora Health Center - Green Bay	WI	3/18/2015	1,121	1,130	1,678	—	2,808	149
Aurora Health Center - Greenville	WI	3/18/2015	488	259	958	—	1,217	90
Aurora Health Center - Plymouth	WI	3/18/2015	10,863	2,891	24,224	—	27,115	1,927
Aurora Health Center - Waterford	WI	3/18/2015	2,828	590	6,452	—	7,042	495
Aurora Health Center - Wautoma	WI	3/18/2015	2,535	1,955	4,361	—	6,316	349
Aurora Sheyboygan Clinic - Kiel	WI	3/18/2015	1,160	676	2,214	—	2,890	175
Arbor View Assisted Living and Memory Care - Burlington	WI	3/31/2015	—	367	7,815	—	8,182	830
Advanced Orthopedic Medical Center - Richmond(5)	VA	4/7/2015	11,666	1,523	19,229	—	20,752	1,403
Palm Valley Medical Plaza - Goodyear	AZ	4/7/2015	3,327	1,890	4,876	101	6,867	410

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2017(1)(2)	Accumulated Depreciation(3)(4)
Physicians Plaza of Roane County - Harriman(5)	TN	4/27/2015	4,330	1,746	7,813	40	9,599	595
Adventist Health Lacey Medical Plaza - Hanford(5)	CA	4/29/2015	8,502	328	13,267	35	13,630	903
Commercial Center - Peoria	AZ	5/15/2015	2,111	959	1,076	425	2,460	123
Medical Center I - Peoria	AZ	5/15/2015	1,689	807	1,077	842	2,726	220
Medical Center II - Peoria	AZ	5/15/2015	—	945	1,304	929	3,178	270
Medical Center III - Peoria	AZ	5/15/2015	—	673	1,597	497	2,767	183
Morrow Medical Center - Morrow(5)	GA	6/24/2015	2,925	1,155	5,618	6	6,779	389
Belmar Medical Building - Lakewood(5)	CO	6/29/2015	2,422	819	4,273	41	5,133	314
Addington Place of Northville - Northville(7)	MI	6/30/2015	13,287	440	14,975	—	15,415	1,209
Medical Center V - Peoria	AZ	7/10/2015	3,066	1,089	3,200	91	4,380	227
Legacy Medical Village - Plano(5)	TX	7/10/2015	19,637	3,755	31,097	165	35,017	2,103
Conroe Medical Arts and Surgery Center - Conroe(5)	TX	7/10/2015	9,343	1,965	12,198	237	14,400	936
Scripps Cedar Medical Center - Vista(5)	CA	8/6/2015	10,082	1,213	14,531	11	15,755	908
NuVista Institute for Healthy Living - Jupiter	FL	8/7/2015	—	10,000	—	72,007	82,007	—
Ocean Park of Brookings - Brookings	OR	9/1/2015	1,381	589	5,381	53	6,023	48
Ramsey Woods - Cudahy	WI	10/2/2015	—	930	4,990	—	5,920	393
East Coast Square North - Morehead City(5)	NC	10/15/2015	2,535	899	4,761	—	5,660	289
East Coast Square West - Cedar Point(5)	NC	10/15/2015	3,218	1,535	4,803	6	6,344	298
Eastside Cancer Institute - Greenville(5)	SC	10/22/2015	3,355	1,498	6,637	—	8,135	396
Sassafras Medical Building - Erie(5)	PA	10/22/2015	2,389	928	4,538	—	5,466	254
Sky Lakes Klamath Medical Clinic - Klamath Falls(5)	OR	10/22/2015	1,268	433	2,604	18	3,055	152
Courtyard Fountains - Gresham	OR	12/1/2015	24,372	2,476	50,534	621	53,631	3,264
Presence Healing Arts Pavilion - New Lenox	IL	12/4/2015	—	—	6,761	71	6,832	405
Mainland Medical Arts Pavilion - Texas City(5)	TX	12/4/2015	4,096	320	7,823	300	8,443	503
Renaissance on Peachtree - Atlanta(5)	GA	12/15/2015	50,821	4,535	68,605	576	73,716	4,345
Fox Ridge Senior Living at Bryant - Bryant	AR	12/29/2015	7,535	1,687	12,862	159	14,708	1,084
Fox Ridge Senior Living at Chenal - Little Rock	AR	12/29/2015	17,270	6,896	20,484	78	27,458	1,479
Fox Ridge Senior Living at Parkstone - North Little Rock	AR	12/29/2015	10,716	—	19,190	102	19,292	1,260

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2017	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2017(1)(2)	Accumulated Depreciation(3)(4)
Autumn Leaves of Clear Lake - Houston	TX	12/31/2015	—	1,599	13,194	—	14,793	872
Autumn Leaves of Cy-Fair - Houston	TX	12/31/2015	—	1,225	11,335	—	12,560	752
Autumn Leaves of Meyerland - Houston	TX	12/31/2015	—	2,033	13,411	—	15,444	849
Autumn Leaves of The Woodlands - The Woodlands	TX	12/31/2015	—	2,412	9,141	—	11,553	647
High Desert Medical Group Medical Office Building - Lancaster	CA	4/07/2017	4,876	1,459	9,300	—	10,759	228
Northside Hospital Medical Office Building - Canton	GA	7/13/2017	5,276	3,408	8,191	—	11,599	111
West Michigan Surgery Center - Big Rapids	MI	8/18/2017	—	258	5,677	—	5,935	50
Camellia Walk Assisted Living and Memory Care - Evans	GA	9/28/2017	11,971	1,855	17,361	—	19,216	149
Cedarhurst of Collinsville - Collinsville	IL	12/22/2017	4,168	1,228	8,638	—	9,866	—
Beaumont Medical Center - Warren	MI	12/22/2017	4,945	1,078	9,525	—	10,603	—
DaVita Dialysis - Hudson	FL	12/22/2017	981	226	1,979	—	2,205	—
DaVita Bay Breeze - Largo	FL	12/22/2017	595	399	896	—	1,295	—
Greenfield Medical Center - Gilbert	AZ	12/22/2017	2,552	1,476	4,131	—	5,607	—
RAI Care Center - Clearwater	FL	12/22/2017	1,707	624	3,156	—	3,780	—
Illinois CancerCare - Galesburg	IL	12/22/2017	935	290	2,457	—	2,747	—
UnityPoint Clinic - Muscatine	IA	12/22/2017	—	570	4,541	—	5,111	—
Lee Memorial Health System Outpatient Center - Ft. Meyers	FL	12/22/2017	1,909	439	4,374	—	4,813	—
Arcadian Cove Assisted Living - Richmond	KY	12/22/2017	—	481	3,923	—	4,404	—
Decatur Medical Office Building - Decatur	GA	12/22/2017	1,838	695	3,273	—	3,968	—
Madison Medical Plaza - Joliet	IL	12/22/2017	7,624	—	16,855	—	16,855	—
Woodlake Office Center - Woodbury	MN	12/22/2017	5,376	1,017	10,688	—	11,705	—
Rockwall Medical Plaza - Rockwall	TX	12/22/2017	2,437	1,097	4,571	—	5,668	—
Buckeye Health Center - Cleveland	OH	12/22/2017	2,817	389	4,367	—	4,756	—
UnityPoint Clinic - Moline	IL	12/22/2017	—	396	2,880	—	3,276	—
VA Outpatient Clinic - Galesburg	IL	12/22/2017	1,416	359	1,852	—	2,211	—
Philip Professional Center - Lawrenceville	GA	12/22/2017	4,895	757	6,710	—	7,467	—
Total			$950,234	$201,427	$1,939,110	$88,837	$2,229,374	$170,271
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $256.7 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2017 is $2.2 billion (unaudited).

(3)	The accumulated depreciation column excludes $139.4 million of amortization associated with acquired intangible lease assets.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(5)	These unencumbered properties collateralize the Revolving Credit Facility of up to $565.0 million, which had $239.7 million of outstanding borrowings as of December 31, 2017.

(6)	These properties collateralize the Capital One Credit Facility, which had $152.5 million of outstanding borrowings as of December 31, 2017.

(7)	These properties collateralize the KeyBank Credit Facility, which had $142.7 million of outstanding borrowings as of December 31, 2017.
f/k/a — Formerly Known As
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

	December 31,
(In thousands)	2017	2016	2015
Real estate investments, at cost(1):
Balance at beginning of year	$2,060,458	$2,078,503	$1,475,848
Additions-Acquisitions	169,741	6,478	602,655
Disposals	(825)	(24,523)	—
Balance at end of the year	$2,229,374	$2,060,458	$2,078,503

Accumulated depreciation(1):
Balance at beginning of year	$119,014	$60,575	$11,791
Depreciation expense	51,268	59,478	48,784
Disposals	(11)	(1,039)	—
Balance at end of the year	$170,271	$119,014	$60,575
___________________________________

(1)	Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.

See accompanying report of independent registered public accounting firm.