Form 10-Q
period 2018-03-31
Healthcare Trust, Inc.
filed 2018-05-09
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
As of April 30, 2018, the registrant had 91,374,181 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$204,522	$201,427
Buildings, fixtures and improvements	1,968,694	1,955,940
Construction in progress	74,926	72,007
Acquired intangible assets	258,340	256,678
Total real estate investments, at cost	2,506,482	2,486,052
Less: accumulated depreciation and amortization	(330,573)	(309,711)
Total real estate investments, net	2,175,909	2,176,341
Cash and cash equivalents	61,277	94,177
Restricted cash	9,753	8,411
Assets held for sale	37,822	37,822
Derivative assets, at fair value	6,823	2,550
Straight-line rent receivable, net	15,995	15,327
Prepaid expenses and other assets (including $181 due from related parties as of March 31, 2018)	25,505	22,099
Deferred costs, net	15,263	15,134
Total assets	$2,348,347	$2,371,861

LIABILITIES AND EQUITY
Mortgage notes payable, net	$345,213	$406,630
Credit facilities	599,022	534,869
Market lease intangible liabilities, net	18,356	18,829
Accounts payable and accrued expenses (including $2,383 and $1,637 due to related parties as of March 31, 2018 and December 31, 2017, respectively)	39,369	38,112
Deferred rent	8,185	6,201
Distributions payable	6,585	11,161
Total liabilities	1,016,730	1,015,802

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 91,251,142 and 91,002,766 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	912	910
Additional paid-in capital	2,014,844	2,009,197
Accumulated other comprehensive income	6,437	2,473
Accumulated deficit	(698,920)	(665,026)
Total stockholders' equity	1,323,273	1,347,554
Non-controlling interests	8,344	8,505
Total equity	1,331,617	1,356,059
Total liabilities and equity	$2,348,347	$2,371,861

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$25,286	$24,022
Operating expense reimbursements	4,971	4,104
Resident services and fee income	59,181	46,489
Total revenues	89,438	74,615

Operating expenses:
Property operating and maintenance	53,106	42,611
Impairment charges	733	35
Operating fees to related parties	5,727	5,301
Acquisition and transaction related	173	2,845
General and administrative	3,652	4,157
Depreciation and amortization	20,769	20,483
Total expenses	84,160	75,432
Operating gain (loss)	5,278	(817)
Other income (expense):
Interest expense	(11,157)	(5,482)
Interest and other income	3	1
Gain (loss) on non-designated derivatives	178	(64)
Total other expenses	(10,976)	(5,545)
Loss before income taxes	(5,698)	(6,362)
Income tax (expense) benefit	(309)	195
Net loss	(6,007)	(6,167)
Net income attributable to non-controlling interests	16	28
Net loss attributable to stockholders	(5,991)	(6,139)
Other comprehensive income (loss):
Unrealized gain on designated derivative	3,964	—
Comprehensive loss attributable to stockholders	$(2,027)	$(6,139)

Basic and diluted weighted-average shares outstanding	90,783,065	89,639,676
Basic and diluted net loss per share	$(0.07)	$(0.07)
Distributions declared per share	$0.31	$0.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2018
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	$1,356,059
Common stock issued through distribution reinvestment plan	622,343	6	13,349	—	—	13,355	—	13,355
Common stock repurchases	(373,967)	(4)	(8,021)	—	—	(8,025)	—	(8,025)
Share-based compensation	—	—	319	—	—	319	—	319
Distributions declared	—	—	—	—	(27,903)	(27,903)	—	(27,903)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	(145)	(145)
Other comprehensive income	—	—	—	3,964	—	3,964	—	3,964
Net loss	—	—	—	—	(5,991)	(5,991)	(16)	(6,007)
Balance, March 31, 2018	91,251,142	$912	$2,014,844	$6,437	$(698,920)	$1,323,273	$8,344	$1,331,617

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,007)	$(6,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,769	20,483
Amortization of deferred financing costs	2,227	1,277
Amortization of mortgage premiums and discounts, net	(69)	(440)
Amortization of market lease and other intangibles, net	86	118
Bad debt expense	2,586	3,510
Share-based compensation	319	14
(Gain) loss on non-designated derivatives	(178)	64
Impairment charges	733	35
Changes in assets and liabilities:
Straight-line rent receivable	(2,136)	(1,419)
Prepaid expenses and other assets	(4,627)	(1,634)
Due from affiliate	(29)	—
Accounts payable, accrued expenses and other liabilities	1,260	1,893
Deferred rent	1,984	1,325
Net cash provided by operating activities	16,918	19,059
Cash flows from investing activities:
Investments in real estate	(20,311)	(2,844)
Deposits paid for unconsummated acquisitions	—	(600)
Capital expenditures	(1,174)	(1,141)
Net cash used in investing activities	(21,485)	(4,585)
Cash flows from financing activities:
Proceeds from credit facilities	64,153	99,439
Payments on mortgage notes payable	(62,112)	(590)
Payments for derivative instruments	(131)	(67)
Payments of deferred financing costs	(1,606)	(2,475)
Common stock repurchases	(8,025)	(27,518)
Distributions paid	(19,125)	(20,215)
Distributions to non-controlling interest holders	(145)	(169)
Net cash (used in) provided by financing activities	(26,991)	48,405
Net change in cash, cash equivalents and restricted cash	(31,558)	62,879
Cash, cash equivalents and restricted cash, beginning of period	102,588	33,187
Cash, cash equivalents and restricted cash, end of period	$71,030	$96,066

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,598	$4,977
Cash paid for income taxes	16	—

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	13,355	17,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of March 31, 2018, the Company owned 190 properties located in 30 states and comprised of 9.1 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2018. There have been no significant changes to the Company's significant accounting policies during the quarter ended March 31, 2018 other than the updates described below.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 under the modified retrospective approach and it did not have an impact on the Company's consolidated financial statements. See above for further information on the Company's Revenue Recognition Accounting Policies under ASC606.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company adopted this guidance effective January 1, 2018, using the modified retrospective transition method, and there was no impact to the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance on January 1, 2018 and it did not have an impact on its statement of cash flows.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method and it did not have an impact on its financial statements. The Company expects that any future sales of real estate in which the Company retains a non-controlling interest in the property would result in the full gain amount being recognized at the time of the partial sale. Historically, the Company has not retained any interest in properties it has sold.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance that clarifies which changes to the terms or conditions of a share-based payment award

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award, and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 using the modified retrospective transition method and it did not have an impact on its consolidated financial statements. The Company expects that any future modifications to the Company's issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Pending Adoption as of March 31, 2018
In February 2016, the FASB issued ASC 842, which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (the "2018 Exposure Draft") which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 842 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for 19 of its properties for which it has ground leases as of March 31, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
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
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption should be applied retrospectively to outstanding financial instruments

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company is currently evaluating the impact of this new guidance.
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
Note 3 — Real Estate Investments
The Company owned 190 properties as of March 31, 2018. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the quarter ended March 31, 2018, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of four single tenant MOBs, one multi-tenant MOB, and acquired a parcel of land attached to an existing investment property for an aggregate contract purchase price of $17.4 million. Additionally, the Company incurred construction in progress costs during the period of $2.9 million. The following table presents the allocation of real estate assets acquired and liabilities assumed during the quarter ended March 31, 2018 as well as capitalized construction in progress during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Real estate investments, at cost:
Land	$3,169	$—
Buildings, fixtures and improvements	12,615	—
Construction in progress	2,919	2,844
Total tangible assets	18,703	2,844
Acquired intangibles:
In-place leases (1)	1,633	—
Market lease and other intangible assets (1)	30	—
Market lease liabilities (1)	(55)	—
Total intangible assets and liabilities	1,608	—
Cash paid for acquired real estate investments	$20,311	$2,844
Number of properties purchased	5	—
_______________

(1)	Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired during the quarter ended March 31, 2018 were 9.4 years.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2018 - December 31, 2018	$67,893
2019	87,524
2020	82,331
2021	76,588
2022	69,838
Thereafter	312,440
Total	$696,614
As of March 31, 2018 and 2017, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2018 and 2017:

	March 31,
State	2018	2017
Florida	16.1%	19.4%
Georgia	*	10.2%
Iowa	*	10.5%
Michigan	12.4%	*
Pennsylvania	*	12.0%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	March 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$217,085	$135,581	$81,504	$215,453	$130,749	$84,704
Market lease assets	30,666	8,419	22,247	30,636	7,853	22,783
Other intangible assets	10,589	904	9,685	10,589	838	9,751
Total acquired intangible assets	$258,340	$144,904	$113,436	$256,678	$139,440	$117,238
Intangible liabilities:
Market lease liabilities	$26,011	$7,655	$18,356	$25,956	$7,127	$18,829

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Amortization of in-place leases and other intangible assets (1)	$4,898	$5,536
Amortization and (accretion) of above- and below-market leases, net (2)	$1	$(153)
Amortization and (accretion) of above- and below-market ground leases, net (3)	$37	$43
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	April 1, 2018 - December 31, 2018	2019	2020	2021	2022
In-place lease assets	$18,164	$14,242	$12,083	$9,746	$7,934
Other intangible assets	459	568	414	414	414
Total to be added to amortization expense	$18,623	$14,810	$12,497	$10,160	$8,348

Above-market lease assets	$(1,379)	$(1,603)	$(1,265)	$(912)	$(561)
Below-market lease liabilities	1,419	1,652	1,495	1,345	1,315
Total to be added to rental income	$40	$49	$230	$433	$754

Below-market ground lease assets	$159	$212	$212	$212	$212
Above-market ground lease liabilities	(49)	(65)	(65)	(65)	(63)
Total to be added to property operating and maintenance expense	$110	$147	$147	$147	$149
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table details the major classes of assets associated with the properties that have been classified as held for sale as of March 31, 2018 and December 31, 2017:

(In thousands)	Amount
Real estate held for sale, at cost:
Land	$3,131
Buildings, fixtures and improvements	38,596
Total real estate held for sale, at cost	41,727
Less accumulated depreciation and amortization	(3,870)
Real estate assets held for sale, net	37,857
Impairment charges related to properties reclassified as held for sale	(35)
Assets held for sale	$37,822
Impairment of Held for Use Real Estate Investments
As of March 31, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessment of terminal values. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
For some of these held for use properties, the Company used a broker opinion of value to estimate future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at this value and within a specified time in the future. There can be no guarantee that the sales of these properties would close under these terms or at all.
As a result of its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an aggregate impairment charge of $0.7 million, which is included on the consolidated statement of operations and comprehensive loss for the three ended March 31, 2018. The estimated undiscounted cash flows of the remaining properties evaluated were greater than their carrying value.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4 — Mortgage Notes Payable
The following table reflects the Company's mortgage notes payable as of March 31, 2018 and December 31, 2017:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	March 31, 2018	December 31, 2017	March 31, 2018		Interest Rate		Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	1	$5,752	$5,773	4.98%		Variable		Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,357	6,381	4.98%		Variable		Apr. 2019
Palm Valley Medical Plaza - Goodyear, AZ	1	3,301	3,327	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,044	3,066	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,254	24,372	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,531	7,565	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,200	17,270	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,672	10,716	3.98%		Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,871	4,895	4.00%		Fixed		Oct. 2019
MOB Loan	32	250,000	250,000	4.44%		Fixed	(3)	June 2022
Bridge Loan	16	20,271	82,000	4.13%		Variable		Dec. 2018
Gross mortgage notes payable	60	353,253	415,365	4.35%	(2)
Deferred financing costs, net of accumulated amortization		(6,861)	(7,625)
Mortgage premiums and discounts, net		(1,179)	(1,110)
Mortgage notes payable, net		$345,213	$406,630
_______________

(1)
Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. See Note 5 — Credit Facilities for further details.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2018.

(3)	Variable rate loan which is fixed as a result of entering into interest rate swap agreements. Note 7 — Derivatives and Hedging Activities.
As of March 31, 2018, the Company had pledged $805.4 million in total real estate investments, at cost, as collateral for its $353.3 million of mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company's mortgage note agreements (including the MOB Loan) require compliance with certain property-level financial covenants, including debt service coverage ratios. As of March 31, 2018, the Company was in compliance with these financial covenants.
MOB Loan
On June 30, 2017, Capital One, National Association ("Capital One"), as administrative agent and lender, and certain other lenders, made a loan in the aggregate amount of $250.0 million (the “MOB Loan”) to certain subsidiaries of the OP. As of March 31, 2018, there was $250.0 million outstanding under the MOB Loan.
Bridge Loan
On December 28, 2017, 23 wholly owned subsidiaries (the “Borrowers”) of the OP entered into a loan agreement (the “Bridge Loan Agreement”) with Capital One, as administrative agent and lender.
The Bridge Loan Agreement provides for a $82.0 million loan (the “Bridge Loan”) with a floating interest rate equal to one-month LIBOR plus 2.5% per annum and a maturity date of December 28, 2019. Subject to meeting certain conditions, including a minimum debt yield and debt service coverage ratio, the Borrowers have the right to extend the maturity date for one year.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Bridge Loan may be prepaid at any time in whole or in part, subject to certain conditions and limitations. Upon repayment of all or any part of the principal of the Bridge Loan, whether as a prepayment or as a repayment at maturity, the Borrowers are obligated to pay to an exit fee of: (i) 2.0% of the principal amount with respect to the aggregate of approximately $63.0 million principal amount allocated under the Bridge Loan to the seven mortgaged properties that have been identified for refinancing through Fannie Mae or Freddie Mac, and (ii) 1.0% of the principal amount with respect to the aggregate of approximately $19.0 million principal amount allocated under the Bridge Loan to the other sixteen mortgaged properties. No exit fee will be due or payable: (i) with respect to any portion of the Bridge Loan refinanced through Fannie Mae’s Multifamily MBS program with Capital One or one of its affiliates acting as agent, originator or seller, (ii) with respect to any portion of the Bridge Loan that is not refinanced through Fannie Mae’s Multifamily MBS program due to the program no longer being available under applicable law or because the applicable mortgaged property being refinanced does not qualify for financing through the program, or (iii) with respect to any prepayment in connection with a casualty or a condemnation.
On March 2, 2018, the Company used $64.2 million of advances under a Fannie Mae Master Credit Facility with Capital One to prepay a portion of the Bridge Loan (see Note 5 — Credit Facilities for more information). Concurrent with this prepayment the seven mortgaged properties that were identified for refinancing at the time the Bridge Loan was entered, were added to the collateral pool securing the Fannie Mae Master Credit Facility with Capital One.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2018 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2018 - December 31, 2018	$21,422
2019	18,078
2020	24,279
2021	892
2022	250,928
Thereafter	37,654
Total	$353,253

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of March 31, 2018 and December 31, 2017:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		March 31, 2018	December 31, 2017	March 31, 2018		December 31, 2017		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	54	(2)	$239,700	$239,700	3.66%		3.33%		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	216,614	152,461	4.12%		3.88%		Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	4.19%		3.89%		Nov. 2026
Total Fannie Mae Master Credit Facilities			359,322	295,169
Total Credit Facilities	76		$599,022	$534,869	3.95%	(5)	3.63%	(5)
_______________

(1)	Encumbered as of March 31, 2018.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of March 31, 2018.

(4)	Secured by first-priority mortgages on 10 of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of March 31, 2018.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2018 and December 31, 2017.
Revolving Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended from time to time, the "Revolving Credit Facility"). The Revolving Credit Facility is secured by a pledged pool of the equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder.
The Revolving Credit Facility allows for committed borrowings of up to $565.0 million. The Revolving Credit Facility also contains a sub-facility for letters of credit of up to $25.0 million and an "accordion" feature to allow the Company, under certain circumstances and at the discretion of the participating lenders, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million.
The Company has the option, to have the Revolving Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company's leverage, from 0.35% to 0.95%. The Base Rate is defined in the Revolving Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) the applicable one-month LIBOR plus 1.0%.
As of March 31, 2018, $239.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $33.7 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder.
The Revolving Credit Facility requires the Company to meet certain financial covenants. As of March 31, 2018, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement (the “KeyBank Credit Agreement”) relating to a secured credit facility (the "Key Bank Facility") with KeyBank National Association (“KeyBank”) and a master credit facility agreement (the “Capital One Credit Agreement” and, together with the KeyBank Credit Agreement, the “Fannie Mae Master Credit Agreements”) for a secured credit facility (the "Capital One Facility"; the Capital One Facility and the Key Bank Facility are referred to herein individually as a "Fannie Mae Master Credit Facility" and together as the "Fannie Mae Master Credit Facilities") with Capital One Multifamily Finance, LLC (an affiliate of Capital One). Advances made under the Fannie Mae Master Credit Agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. During the year ended December 31, 2017, the Company increased its advances under the Capital One Facility and the KeyBank Facility to $152.5 million and $142.7 million, respectively. On March 2, 2018, the Company, increased its advances under the Capital One Facility by $64.2 million. The advance was secured by the addition of seven mortgaged properties subject to the Capital One Facility. All of the $61.7 million of the net proceeds, after closing costs, of the advance was used by the Company to prepay a portion of the Bridge Loan.
As of March 31, 2018, approximately $216.6 million was outstanding under the Fannie Mae Master Credit Facility. The Capital One Facility is secured by first-priority mortgages on twelve of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan. The KeyBank Facility is secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of March 31, 2018. As of March 31, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an impairment charge of $0.7 million, which is included on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessment of terminal values, all of which are unobservable inputs. As a result, the impaired property that the Company evaluated using this approach is classified in Level 3 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2018
Derivatives, net	Recurring	$—	$6,823	$—	$6,823
Impaired assets held for use	Non-recurring	—	—	5,189	5,189
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$8,146	$5,189	$13,335

December 31, 2017
Derivatives, net	Recurring	$—	$2,550	$—	$2,550
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
		$—	$3,873	$—	$3,873
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2018.
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

		March 31, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$352,074	$348,619	$414,255	$411,749
Revolving Credit Facility	3	$239,700	$239,700	$239,700	$239,700
Fannie Mae Master Credit Facilities	3	$359,322	$360,976	$295,169	$296,151
(1) Carrying value includes mortgage notes payable of $353.3 million and $415.4 million and mortgage premiums and (discounts), net of $(1.2) million and $(1.1) million as of March 31, 2018 and December 31, 2017, respectively.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Revolving Credit Facility and Fannie Mae Master Credit Facilities are considered to be reported at fair value, because their interest rates vary with changes in LIBOR and there has not been a significant change in credit risk of the Company or credit markets since origination.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$6,437	$2,473
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$386	$77
Cash Flow Hedges of Interest Rate Risk
The Company currently has two interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company's interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the first quarter of 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the first quarter of 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2018 through March 31, 2019, the Company estimates that $0.6 million will be reclassified from other comprehensive income as a decrease to interest expense.
As of March 31, 2018 and December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swap	2	$250,000	2	$250,000
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018. The Company did not have any derivatives designated as cash flow hedges as of March 31, 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Three Months Ended March 31,
(In thousands)	2018
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$3,790
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense	$(174)
Non-Designated Derivatives
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and was a gain of $0.2 million.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	6	$295,169
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018	$6,823	$—	$—	$6,823	$—	$—	$6,823
December 31, 2017	$2,550	$—	$—	$2,550	$—	$—	$2,550
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2018, there were no derivatives with a fair value in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of March 31, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
As of March 31, 2018 and December 31, 2017, the Company had 91.3 million and 91.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan ("DRIP"), net of shares repurchases. As of March 31, 2018 and December 31, 2017, the Company had received total net proceeds from its initial public offering (the "IPO") and DRIP, net of shares repurchases, of $2.2 billion.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In April 2013, the Company's board of directors (the "Board") authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock.
Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On March 29, 2018, the independent directors of the Board approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") as of December 31, 2017, which was published on April 4, 2018. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Company's Board, provided that such estimates will be made at least once annually.
Share Repurchase Program
Under the Company's SRP, as amended from time to time stockholders are able to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Beginning on April 7, 2016 (the "Original NAV Pricing Date"), the price per share that the Company will pay to repurchase its shares would have been prior to amendment and restatement of the SRP effective in July 2017 as described below, equal to its Estimated Per-Share NAV multiplied by a percentage equal to:

•	92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years;

•	95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years;

•	97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or

•	100.0% if the person seeking repurchase has held his or her shares for a period greater than four years.
In cases of requests for death and disability, the repurchase price is equal to Estimated Per-Share NAV at the time of repurchase.
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
On January 26, 2016, the Board approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the First SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If an updated Estimated Per-Share NAV is published during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable Estimated Per-Share NAV then in effect.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

When a stockholder requests redemption and redemption is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Three months ended March 31, 2018 (2)	373,967	$21.45
Cumulative repurchases as of March 31, 2018	2,903,765	$22.30
_______________
(1) Includes 1,554,768 shares repurchased during the year ended December 31, 2017 for approximately $33.6 million at a weighted average price per share of $21.61. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) Includes 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45.

Tender Offer
On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. The Company made the Tender Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018. On April 4, 2018 and April 16, 2018 the Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. In accordance with the terms of the Tender Offer, we accepted for purchase 229,999 shares for a total cost of approximately $3.0 million. See Note 17 — Subsequent Events for further discussion on the Tender Offer.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the quarter ended March 31, 2018, the Company issued 0.6 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $13.4 million.
The Company offers shares pursuant to the DRIP at the then-current Estimated Per-Share NAV approved by the Company's board of directors.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2018 and December 31, 2017, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2018 and December 31, 2017, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, a member of the Board). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss.  On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control or a transition to self-management (see the section titled "Termination Fees" included within this footnote), (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days' notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of March 31, 2018, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of March 31, 2018, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
March 31, 2018
(Unaudited)

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
Asset Management Fees and Variable Management/Incentive Fees
Under an advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015 and the limited partnership agreement of the OP, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as "Class B Units" ("Class B Units"). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2018, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
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
Effective February 17, 2017, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee is equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) raised subsequent to February 17, 2017 per month. The base management fee is payable to the Advisor or its assignees in cash, OP Units or shares, or a combination thereof, the form of payment to be determined at the discretion of the Advisor and the value of any OP Unit or share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter's Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. The Company reimburses the Advisor for personnel costs, excluding any compensation paid to individuals who also serve as the Company’s executive officers, or the executive officers of the Advisor, the Property Manager or their respective affiliates. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the quarters ended March 31, 2018 and 2017 the Company incurred $1.9 million and $1.3 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the quarters ended March 31, 2018 or 2017. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the quarters ended March 31, 2018 or 2017.
The Advisor elected to, without interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of March 31, 2018 and December 31, 2017. As of December 31, 2017, a portion of these fees and reimbursements were already paid and the Company had recorded a $0.7 million receivable due from the Advisor. As of March 31, 2018, there was no remaining receivable due from the Advisor. The $1.7 million in deferred fees and reimbursements were repaid during April 2018.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (Receivable) as of
	2018	2017	March 31,		December 31,
(In thousands)	Incurred (1)	Incurred (1)	2018		2017
One-time fees and reimbursements:
Acquisition cost reimbursements	$60	$—	$60		$36
Due to(from) HT III related to Asset Purchase (2)	—	—	(181)		196
Ongoing fees and reimbursements:
Asset management fees	4,875	4,564	—		—
Property management fees	852	737	579		66
Professional fees and other reimbursements	2,046	1,442	1,704	(4)	1,339	(4)
Distributions on Class B Units (3)	110	151	40		—
Total related party operation fees and reimbursements	$7,943	$6,894	$2,202		$1,637
_______________

(1)	There were no fees or reimbursements forgiven during the three months ended March 31, 2018 or 2017.

(2)
On December 22, 2017, the Company purchased substantially all the assets of HT III. Certain proration estimates were included within the Closing. The purchase agreement calls for a final purchase price adjustment. The Company had a $181 thousand net receivable and $196 thousand net payable related to the HT III Asset Purchase included on its Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, respectively. Please see below for additional information related to the asset purchase.

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

(4)
Balance includes costs which were incurred and accrued due to ANST and a subsidiary of RCAP which were related parties of the Company. See above for further details on the status of the ANST and RCAP relationship.

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the quarters ended March 31, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the quarters ended March 31, 2018 or 2017.
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the quarters ended March 31, 2018 or 2017.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017 and no such fees or commissions were incurred prior thereto.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the quarters ended March 31, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
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
Upon a termination by either party in connection with a change of control (as defined in the Second A&R Advisory Agreement), the Company would pay the Advisor a change of control fee equal to the product of four (4) and the "Subject Fees."
Upon a termination by the Company in connection with transition to self-management, the Company would pay the Advisor a transition fee equal to (i) $15.0 million plus (ii) the product of four multiplied by the Subject Fees, provided that the transition fee shall not exceed an amount equal (i) 4.5 multiplied by (ii) the Subject Fees.
The Subject Fees are equal to (i) the product of four (4) multiplied by the actual base management fee plus (ii) the product of four (4) multiplied by the actual variable management/incentive fee, in each of clauses (i) and (ii), payable for the fiscal quarter immediately prior to the fiscal quarter in which the change of control or the transition to self-management is consummated, as applicable, plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect to the fiscal quarter immediately prior to the fiscal quarter in which the change of control or the transition to self-management is consummated, as applicable.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The right to termination of the Second A&R Advisory Agreement in connection with a change of control or transition to self-management is subject to a lockout period that requires the notice of any termination in connection with a change of control or transition to self-management to be delivered after February 14, 2019.
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, Healthcare Trust Operating Partnership, L.P., the Company's operating partnership, and its subsidiary, ARHC TRS Holdco II, LLC, purchased all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (“HT III”) that own the 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of the Company’s advisor. As of March 31, 2018 and December 31, 2017 the Company had a $181,000 net receivable and $196,000 net payable, respectively, to HT III included on its Consolidated Balance Sheet.
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
Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the "RSP"), which provides the Company with the ability to grant awards of restricted shares of common stock ("restricted shares") to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Prior to August 2017, the RSP provided for an automatic grant of 1,333 restricted shares to each of the independent directors, without any further approval by the Board or the stockholders, on the date of his or her initial election to the Board and thereafter on the date of each annual stockholder meeting. The restricted shares granted as annual automatic awards prior to August 2017 were subject to vesting over a five-year period following the date of grant.
In August 2017, the Board amended the RSP to provide that the number of restricted shares comprising the automatic annual award to each of the independent directors would be equal to the quotient of $30,000 divided by the then-current Estimated Per-Share NAV and subsequently amended and restated the RSP to eliminate the automatic annual awards and to make other revisions related to the implementation of a new independent director equity compensation program. As part of this new independent director equity compensation program, the Board approved a one-time grant of restricted share awards to the independent directors as follows: (i) 300,000 restricted shares to the chairman, with one-seventh of the shares vesting annually in equal increments over a seven-year period with initial vesting on August 4, 2018; and (ii) 25,000 restricted shares to each of the three other independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on August 4, 2018. In connection with these one-time grants, the restricted shares granted as automatic annual awards in connection with the Company’s 2017 annual meeting of stockholders on July 21, 2017 were forfeited. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2017	382,510	$21.47
Granted	—	—
Vested	(267)	$22.50
Forfeitures	—	—
Unvested, March 31, 2018	382,243	$21.50
As of March 31, 2018, the Company had $8.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 5.9 years.
Compensation expense related to restricted shares was approximately $319,000 and $14,000 during the three months ended March 31, 2018 and 2017, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2018 or 2017.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2017	$2,473
Other comprehensive income, before reclassifications	3,790
Amount of loss reclassified from accumulated other comprehensive income	174
Balance, March 31, 2018	$6,437
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of March 31, 2018 and December 31, 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the quarters ended March 31, 2018 and 2017, OP Unit non-controlling interest holders were paid distributions of $0.1 million and $0.2 million, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Non-Controlling Interests in Property Owning Subsidiaries
The Company also has investment arrangements with other unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company's property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with these arrangements and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties. During the quarters ended March 31, 2018 and 2017, no distributions were paid to non-controlling interest holders in property owning subsidiaries.
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)
Property Name (Dollar amounts in thousands)	Investment Date	As of March 31, 2018	As of March 31, 2018	As of March 31, 2018	As of December 31, 2017
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$413	4.1%	$11,001	$10,784
UnityPoint Clinic Portfolio (2)	December 2017	$477	5.0%	$9,540	$9,639
______________
(1) There are no mortgage notes payable subject to these investment arrangements.
(2) Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the
Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the quarters ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss attributable to stockholders (in thousands)	$(5,991)	$(6,139)
Basic and diluted weighted-average shares outstanding	90,783,065	89,639,676
Basic and diluted net loss per share	$(0.07)	$(0.07)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

	Three Months Ended March 31,
	2018	2017
Unvested restricted shares (1)	382,409	9,785
OP Units (2)	405,998	405,998
Class B Units (3)	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,147,657	775,033
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 382,243 and 9,654 unvested restricted shares outstanding as of March 31, 2018 and 2017, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 and 405,998 OP Units outstanding as of March 31, 2018 and 2017, respectively.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 and 359,250 Class B Units outstanding as of March 31, 2018 and 2017, respectively.
Note 15 — Segment Reporting
During the quarters ended March 31, 2018 and 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and seniors housing - operating properties ("SHOP").
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
On January 1, 2018, the Company transitioned six properties in its triple-net leased healthcare facilities segment to operating properties under a structure permitted by the RIDEA structure. The properties consist of two assisted living facilities located in Burlington and Cudahy, Wisconsin, two assisted living facilities located in Dixon and Rockford, Illinois, an assisted living facility located in Richmond, Kentucky and a skilled nursing facility located in Lutz, Florida. The prior tenants of the six properties transferred the operations of the properties to newly-formed subsidiaries of the Company and third-party managers engaged by those Company subsidiaries pursuant to market operations transfer agreements. The Company’s subsidiaries simultaneously entered into new management agreements with the third-party managers, who will operate and manage the facilities on behalf of the Company subsidiaries.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The following tables reconcile the segment activity to consolidated net loss for the quarters ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$19,355	$5,928	$3	$25,286
Operating expense reimbursements	4,634	337	—	4,971
Resident services and fee income	—	—	59,181	59,181
Total revenues	23,989	6,265	59,184	89,438
Property operating and maintenance	7,216	2,426	43,464	53,106
NOI	$16,773	$3,839	$15,720	36,332
Impairment charges				(733)
Operating fees to related parties				(5,727)
Acquisition and transaction related				(173)
General and administrative				(3,652)
Depreciation and amortization				(20,769)
Interest expense				(11,157)
Interest and other income				3
Gain (loss) on non-designated derivatives				178
Income tax expense				(309)
Net income attributable to non-controlling interests				16
Net loss attributable to stockholders				$(5,991)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three Months Ended March 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,348	$7,671	$3	$24,022
Operating expense reimbursements	3,785	319	—	4,104
Resident services and fee income	—	—	46,489	46,489
Total revenues	20,133	7,990	46,492	74,615
Property operating and maintenance	5,735	4,766	32,110	42,611
NOI	$14,398	$3,224	$14,382	32,004
Impairment charges				(35)
Operating fees to related parties				(5,301)
Acquisition and transaction related				(2,845)
General and administrative				(4,157)
Depreciation and amortization				(20,483)
Interest expense				(5,482)
Interest and other income				1
Loss on non-designated derivative instruments				(64)
Gain on sale of real estate investment				—
Income tax (expense) benefit				195
Net income attributable to non-controlling interests				28
Net loss attributable to stockholders				$(6,139)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	March 31,	December 31,
(In thousands)	2018	2017
ASSETS
Investments in real estate, net:
Medical office buildings	$904,938	$897,264
Triple-net leased healthcare facilities	250,544	294,727
Construction in progress	84,926	82,007
Seniors housing — operating properties	935,501	902,343
Total investments in real estate, net	2,175,909	2,176,341
Cash and cash equivalents	61,277	94,177
Restricted cash	9,753	8,411
Assets held for sale	37,822	37,822
Derivative assets, at fair value	6,823	2,550
Straight-line rent receivable, net	15,995	15,327
Prepaid expenses and other assets	25,505	22,099
Deferred costs, net	15,263	15,134
Total assets	$2,348,347	$2,371,861

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Medical office buildings	$523	$553
Triple-net leased healthcare facilities	38	—
Seniors housing — operating properties	613	588
Total capital expenditures	$1,174	$1,141
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
April 1, 2018 - December 31, 2018	$598	$59
2019	780	80
2020	781	82
2021	774	84
2022	790	86
Thereafter	35,104	7,678
Total minimum lease payments	$38,827	8,069
Less: amounts representing interest		(3,245)
Total present value of minimum lease payments		$4,824
Total rental expense from operating leases was $0.2 million during the three months ended March 31, 2018 and 2017. Interest expense related to capital leases was approximately $21,000 during the three months ended March 31, 2018 and 2017.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of March 31, 2018, the Company had funded $84.9 million, including $10.0 million for the land and $74.9 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of March 31, 2018, the Company had funded $2.9 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm Health Partners, LLC ("Palm"), the developer of the facility, is responsible for reimbursing the Company for any amounts so funded. Entities related to Palm are, however, in default to the Company under leases at other properties in the Company's portfolio. There can be no assurance that Palm will reimburse the Company for construction overruns.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Palm is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). However, Palm is in default of the development agreement and has provided notice that it will cease providing services under the development agreement, which may result in additional delays in obtaining the CO. Until the CO is obtained the Company will not receive income from the property. There is no assurance as to when and if Palm will comply with its obligations. The Company is currently working to obtain the CO.
Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of the project developer. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of March 31, 2018 and December 31, 2017, there were no amounts outstanding under the loan agreement as operations at the facility have not yet started.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Tender Offer
On April 4, 2018, the Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to April 30, 2018. On April 16, 2018, the Tender Offer was amended to extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. In accordance with the terms of the Tender Offer, we accepted for purchase 229,999 shares for a total cost of approximately $3.0 million. See Note 8 — Common Stock for further discussion on the Tender Offer.
Estimated Per-Share NAV
On March 29, 2018, the independent directors of the Board approved an updated estimate of Estimated Per-Share NAV as of December 31, 2017, which was published on April 3, 2018.
KeyBank MOB Loan Agreement
On April 10, 2018, the Company, entered into a $118.7 million loan agreement (the “KeyBank MOB Loan Agreement”) with KeyBank.
The KeyBank MOB Loan Agreement has a fixed interest rate of 4.541%, and a maturity date of May 1, 2028. The KeyBank MOB Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The KeyBank MOB Loan is secured by, among other things, mortgages on 20 medical office buildings in 12 states. The KeyBank MOB Loan Agreement permits KeyBank to securitize the KeyBank MOB Loan or any portion thereof.
At the closing of the KeyBank MOB Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $80 million of indebtedness under the Revolving Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the KeyBank MOB Loan, and (ii) fund approximately $3.8 million in deposits required to be made at closing into reserve accounts required under the loan agreement.
Amendment to Existing Property Management Agreement
On April 10, 2018, in connection with the KeyBank MOB Loan, the Company and the OP entered into the First Amendment (the “First Amendment”) to the A&R Property Management Agreement confirming, consistent with the intent of the parties, that the borrowers under the KeyBank MOB Loan and other subsidiaries of the OP that actually own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are actually managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of March 31, 2018, we owned 190 properties located in 30 states and comprised of 9.1 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP.
On March 29, 2018, our board of directors (the "Board") approved a new estimate of per share net asset value ("Estimated Per-Share NAV") equal to $20.25 as of December 31, 2017. Our previous Estimated Per-Share NAV was equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, the parent of our sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business. The Advisor, Healthcare Trust Special Limited Partnership, LLC and the Property Manager also have received or will receive compensation, fees and expense reimbursements from us related to the investment and management of our assets.
On December 22, 2017, we purchased all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (“HT III”) that own the 19 properties that comprised substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of our Advisor.
Significant Accounting Estimates and Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our significant accounting estimates and critical accounting policies. There have been no significant changes in our significant accounting estimates and critical accounting policies since December 31, 2017. See also Note 2 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2018:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased (1)	Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (4)
					(In thousands)
Medical Office Buildings	104	3,699,030	90.2%	4.5	$1,017,080
Triple-Net Leased Healthcare Facilities (3):
Seniors Housing — Triple-Net Leased	4	102,753	100.0%	12.8	55,000
Hospitals	4	428,620	88.8%	5.0	87,167
Post-Acute / Skilled Nursing	17	721,844	100.0%	5.6	177,389
Total Triple-Net Leased Healthcare Facilities	25	1,253,217	96.2%	6.3	319,556
Seniors Housing — Operating Properties	58	4,152,207	87.7%	N/A	1,100,721
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	84,926
Portfolio, March 31, 2018	190	9,104,454			$2,525,948
_______________

(1)	Inclusive of leases signed but not yet commenced as of March 31, 2018.

(2)	Based on annualized rental income calculated on a straight-line basis.

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

Results of Operations
As of March 31, 2018, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and seniors housing — operating properties ("SHOPs"). In our MOB operating segment, we own, manage and lease, through our Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of March 31, 2018, we had 17 eligible independent contractors operating 58 SHOP properties. All of our properties across all three business segments are located throughout the United States.
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
As of March 31, 2018, we owned 190 properties. There were 162 properties (our "Same Store" properties) owned for the entire three months ended March 31, 2018 and 2017, including two vacant land parcels and one property under development. During period ended March 31, 2018, we acquired 28 properties (our "Acquisitions") and disposed of one property (our "Disposition"). As described in more detail below, our Same Store properties include 12 properties and six properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017 and the three months ended March 31, 2018, respectively. For purposes of the segment reporting below, these properties were treated as "Acquisitions" in the SHOP segment and "Dispositions" in the triple-net leased healthcare facilities segment.
The following table presents a roll-forward of our properties owned from January 1, 2017 to March 31, 2018:

Number of Properties
Number of properties, January 1, 2017	163
Acquisition activity during the year ended December 31, 2017	23
Disposition activity during the year ended December 31, 2017	(1)
Number of properties, December 31, 2017	185
Acquisition activity during the three months ended March 31, 2018	5
Number of properties, March 31, 2018	190

Number of Same Store Properties	162
On June 8, 2017, our TRS acquired 12 operating entities that leased 12 healthcare facilities included in our triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, we transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in our SHOP segment. As a part of the transition, our subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under the RIDEA structure. As a part of the transition of operations, we now control the operating entities that hold the operating licenses for these healthcare facilities. The results of operations of these properties are included in the Dispositions under our triple-net leased healthcare facilities segment through June 7, 2017 and results of operations since June 8, 2017 are included in Acquisitions under our SHOP segment.
On January 1, 2018, we transitioned six properties in our triple-net leased healthcare facilities segment to operating properties under a structure permitted by the RIDEA structure. The properties consist of two assisted living facilities located in Burlington and Cudahy, Wisconsin, two assisted living facilities located in Dixon and Rockford, Illinois, an assisted living facility located in Richmond, Kentucky and a skilled nursing facility located in Lutz, Florida. The prior tenants of the six properties transferred the operations of the properties to our newly-formed subsidiaries and third-party managers engaged by those subsidiaries pursuant to market operations transfer agreements. Our subsidiaries simultaneously entered into new management agreements with the third-party managers, who will operate and manage the facilities on behalf of our subsidiaries.

We may in the future, through similar transactions, transition other triple-net leased facilities to third-party managed facilities under a structure permitted by RIDEA, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP operating segment.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $6.0 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. The following table shows our results of operations for the three months ended March 31, 2018 and 2017 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues:
Rental income	$25,286	$24,022	$1,264	5.3%
Operating expense reimbursements	4,971	4,104	867	21.1%
Resident services and fee income	59,181	46,489	12,692	27.3%
Total revenues	89,438	74,615	14,823	19.9%

Operating expenses:
Property operating and maintenance	53,106	42,611	10,495	24.6%
Impairment charges	733	35	698	NM
Operating fees to related parties	5,727	5,301	426	8.0%
Acquisition and transaction related	173	2,845	(2,672)	NM
General and administrative	3,652	4,157	(505)	(12.1)%
Depreciation and amortization	20,769	20,483	286	1.4%
Total expenses	84,160	75,432	8,728	11.6%
Operating gain (loss)	5,278	(817)	6,095	NM
Other income (expense):
Interest expense	(11,157)	(5,482)	(5,675)	(103.5)%
Interest and other income	3	1	2	NM
Gain (loss) on non-designated derivatives	178	(64)	242	NM
Total other expenses	(10,976)	(5,545)	(5,431)	(97.9)%
Loss before income taxes	(5,698)	(6,362)	664	10.4%
Income tax (expense) benefit	(309)	195	(504)	NM
Net loss	(6,007)	(6,167)	160	2.6%
Net income attributable to non-controlling interests	16	28	(12)	(42.9)%
Net loss attributable to stockholders	$(5,991)	$(6,139)	$148	2.4%
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
During the quarter ended March 31, 2018, rental income increased at the Same Store properties in our MOB segment as compared to the quarter ended March 31, 2017, which was mainly attributable to the decrease in free rent during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Our Same Store property operating and maintenance expenses increased $0.4 million during the quarter ended March 31, 2018 due to increased property operating and maintenance expenses that are reimbursable by our tenants.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended March 31, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$16,525	$16,324	$201	1.2%	$2,830	$—	$2,830	NM	$—	$24	$(24)	NM	$19,355	$16,348	$3,007	18.4%
Operating expense reimbursements	3,915	3,785	130	3.4%	719	—	719	NM	—		—	NM	4,634	3,785	849	22.4%
Total revenues	20,440	20,109	331	1.6%	3,549	—	3,549	NM	—	24	(24)	NM	23,989	20,133	3,856	19.2%
Property operating and maintenance	6,133	5,715	418	7.3%	1,083	—	1,083	NM	—	20	(20)	NM	7,216	5,735	1,481	25.8%
NOI	$14,307	$14,394	$(87)	(0.6)%	$2,466	$—	$2,466	NM	$—	$4	$(4)	NM	$16,773	$14,398	$2,375	16.5%
_______________

(1)	Our MOB segment consisted of 79 Same Store properties.

(2)	Our MOB segment included 25 Acquisition properties.

(3)	Our MOB segment includes one Disposition property.

(4)	Our MOB segment included 104 properties as of March 31, 2018.
NM — Not Meaningful
The following table presents the number of Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

	Number of Same Store Properties	Average Occupancy for the Three Months Ended March 31,		Annualized Straight Line Rental Income Per Rented Square Foot as of March 31,
Type of Same Store MOB		2018	2017	2018	2017
Single-tenant MOBs	27	96.6%	100.0%	$22.07	$22.07
Multi-tenant MOBs	52	96.1%	88.9%	26.77	23.35
Total/Weighted-Average	79	96.3%	92.4%	$25.25	$22.91
Segment Results — Triple-Net Leased Healthcare Facilities
Rental income is related to contractual rent received from tenants in our triple-net leased healthcare facilities. Operating expense reimbursements in our triple-net leased healthcare facilities segment generally includes reimbursement for property operating expenses that we pay on behalf of tenants in this segment. Pursuant to many of our lease agreements in our triple-net leased healthcare facilities, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance should typically include minimal activity in our triple-net leased healthcare facilities segment, as such expenses are typically paid directly by the tenants; however, real estate taxes and insurance may be included. Such expenses are normally reimbursed by the tenants in this segment. Bad debt expense is also reflected in our property operating and maintenance expenses.
During the three months ended March 31, 2018, rental income in our triple-net leased healthcare facilities segment decreased $1.7 million compared to the three months ended March 31, 2017. This decrease primarily relates to Dispositions comprising our six triple-net leased healthcare facilities that transitioned to our SHOP operating segment on January 1, 2018 and our twelve triple-net leased healthcare facilities that transitioned to our SHOP operating segment on June 8, 2017.
Operating expense reimbursements during the three months ended March 31, 2018 reflect adjustments to operating expense reimbursements related to real estate taxes, which was also reflected in our property operating and maintenance expenses.
Property operating and maintenance in our Same Store properties decreased $2.3 million compared to the three months ended March 31, 2017. This decrease primarily relates to Dispositions, comprising our six triple-net leased healthcare facilities that transitioned to our SHOP operating segment on January 1, 2018 and 12 triple-net leased healthcare facilities that transitioned to our SHOP operating segment on June 8, 2017. Additionally, we incurred a $1.1 million benefit from winding down operations of a court ordered receiver which had previously been under the possession and control of six skilled nursing facilities prior to being terminated on November 1, 2017.

Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended March 31, 2018 and 2017:

	Same Store (1)				Dispositions (2)				Segment Total
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$5,928	$5,223	705	13.5%	$—	$2,448	$(2,448)	NM	$5,928	$7,671	$(1,743)	(22.7)%
Operating expense reimbursements	337	319	18	NM	—	—	—	NM	337	319	18	5.6%
Total revenues	6,265	5,542	723	13.0%	—	2,448	(2,448)	NM	6,265	7,990	(1,725)	(21.6)%
Property operating and maintenance	2,426	2,312	114	4.9%	—	2,454	(2,454)	NM	2,426	4,766	(2,340)	(49.1)%
NOI	$3,839	$3,230	$609	18.9%	$—	$(6)	$6	NM	$3,839	$3,224	$615	19.1%
_______________

(1)	Our triple-net leased healthcare facilities segment consisted of 26 Same Store properties.

(2)	Includes eighteen properties that are deemed Dispositions as they were transitioned to our SHOP operating segment.
NM — Not Meaningful
Segment Results — Seniors Housing - Operating Properties
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
During the three months ended March 31, 2018, resident services and fee income and rental income increased by $12.7 million in our SHOP segment as compared to the three months ended March 31, 2017. Acquisitions, primarily comprising our six triple-net leased healthcare facilities that transitioned to our SHOP operating segment on January 1, 2018 and 12 triple-net leased healthcare facilities that transitioned to our SHOP operating segment on June 8, 2017 contributed to an increase of $12.9 million, offset by a $0.2 million decrease in revenues in our Same Store properties. The decrease in Same Store resident services and fee income was primarily due to lower occupancies in a portfolio of SHOPs located in Georgia throughout the three months ended March 31, 2018.
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended March 31, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident services and fee income	$46,329	$46,489	$(160)	(0.3)%	$12,852	$—	$12,852	NM	$59,181	$46,489	$12,692	27.3%
Rental income	3	3	—	NM	—	—	—	NM	3	3	—	NM
Total revenues	46,332	46,492	(160)	(0.3)%	12,852	—	12,852	NM	59,184	46,492	12,692	27.3%
Property operating and maintenance	32,332	32,110	222	0.7%	11,132	—	11,132	NM	43,464	32,110	11,354	35.4%
NOI	$14,000	$14,382	$(382)	(2.7)%	$1,720	$—	$1,720	NM	$15,720	$14,382	$1,338	9.3%
_______________

(1)	Our SHOP segment consisted of 40 Same Store properties.

(2)	Our SHOP segment included 20 Acquisition properties, includes 18 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities operating segment.

(3)	Our SHOP segment consisted of 60 properties as of March 31, 2018, including 58 operating properties and two land parcels.
NM — Not Meaningful

Other Results of Operations
Impairment Charges
We incurred $0.7 million of impairment charges for the three months ended March 31, 2018. Impairment loss on sale of real estate investments for the three months ended March 31, 2017 of approximately $35,000 related to one real estate investment classified as held for sale as of March 31, 2017 with an accepted sale price less than the carrying value.
Operating Fees to Related Parties
Operating fees to related parties increased $0.4 million to $5.7 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the period preceding the February 17, 2017 amendment, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.3 million to $4.9 million for the three months ended March 31, 2018 from $4.6 million for the three months ended March 31, 2017.
Property management fees increased $0.2 million to $0.9 million for the three months ended March 31, 2018 from $0.7 million for the three months ended March 31, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses were $0.2 million for the three months ended March 31, 2018 compared to $2.8 million for the three months ended March 31, 2017, primarily related to costs associated with our agreement to sell eight of our skilled nursing facility properties incurred during the first quarter of 2017.
General and Administrative Expenses
General and administrative expenses decreased $0.5 million to $3.7 million for the three months ended March 31, 2018 compared to $4.2 million for the three months ended March 31, 2017, which includes $2.2 million and $1.6 million incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties. General and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $0.3 million to $20.8 million for the three months ended March 31, 2018 from $20.5 million for the three months ended March 31, 2017. Our acquisitions contributed $1.4 million to the increase. Same Store depreciation and amortization decreased $1.1 million primarily due to the expiration of the estimated useful lives of in-place leases recorded at acquisition.
Interest Expense
Interest expense increased $5.7 million to $11.2 million for the three months ended March 31, 2018 from $5.5 million for the three months ended March 31, 2017. The increase in interest expense is related to higher overall outstanding debt including new borrowings under our master credit facilities related to Fannie Mae's Multifamily MBS program (the "Fannie Mae Master Credit Facilities"). This increase in outstanding debt under the Fannie Mae Master Credit Facilities was offset by paydowns of our multi-property mortgage loan with Capital One, National Association (the "Bridge Loan") entered into in December 2017.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income increased to approximately $3,000 for the three months ended March 31, 2018 from approximately $1,000 for the three months ended March 31, 2017. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period.

Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the three months ended March 31, 2018 and 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax (Expense) Benefit
Income tax (expense) benefit of approximately $(0.3) million and $0.2 million for the three months ended March 31, 2018 and 2017 primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $16,000 and $28,000 for the three months ended March 31, 2018 and 2017, respectively, which represents the portion or our net income that is related to limited partner interests in the OP ("OP Units") and non-controlling interest holders.
Cash Flows from Operating Activities
During the quarter ended March 31, 2018, net cash provided by operating activities was $16.9 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $20.5 million (net loss of $6.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $1.3 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees, and an increase of $2.0 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $4.6 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $2.1 million.
During the three months ended March 31, 2017, net cash provided by operating activities was $19.1 million. Cash inflows related to a net loss adjusted for non-cash items of $18.9 million (net loss of $6.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, loss on non-designated derivative instruments and impairment charges), an increase in accounts payable and accrued expenses of $1.9 million primarily related to an increase in tenant deposits, accrued professional fees, real estate taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party fees and reimbursements and an increase of $1.3 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $1.6 million due to rent, other receivables and prepaid real estate taxes and insurance and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the quarter ended March 31, 2018 was $21.5 million. The cash used in investing activities included $20.3 million for the acquisition of five MOBs during the period and to fund the ongoing development property in Jupiter, Florida as well as $1.2 million in capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2017 was $4.6 million. The cash used in investing activities included $2.8 million to fund the ongoing development property in Jupiter, Florida as well as $1.1 million of capital expenditures and a deposit for a real estate acquisition of $0.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $27.0 million during the quarter ended March 31, 2018 related to mortgage principal repayments of $62.1 million, distributions to stockholders of $19.1 million, common stock repurchases of $8.0 million, payments of deferred financing costs of $1.6 million, and distributions to non-controlling interest holders of $0.1 million. These cash outflows were partially offset by proceeds from our Fannie Mae Master Credit Facilities of $64.2 million.
Net cash provided by financing activities of $48.4 million during the three months ended March 31, 2017 related to proceeds from our senior secured revolving credit facility (the "Revolving Credit Facility") and Fannie Mae Master Credit Facilities of $99.4 million. This cash inflow was partially offset by common stock repurchases of $27.5 million, distributions to stockholders of $20.2 million, payments of deferred financing costs of $2.5 million, mortgage principal repayments of $0.6 million, distributions to non-controlling interest holders of $0.2 million and payments for non-designated derivative instruments of $0.1 million.

Liquidity and Capital Resources
As of March 31, 2018, we had $61.3 million of cash and cash equivalents. Following an amendment to the Revolving Credit Facility in October 2017, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents must be equal to at least $30.0 million at all times. Our principal demands for cash will be for a funding our ongoing development project, acquisitions and capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.
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
Tender Offer
On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. The Company made the Tender Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018. On April 4, 2018 and April 16, 2018 the Tender offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. In accordance with the terms of the Tender Offer, we accepted for purchase 229,999 shares for a total cost of approximately $3.0 million. See Note 17 — Subsequent Events for further discussion on the Tender Offer.
Financings
As of March 31, 2018, our total debt leverage ratio (total debt divided by total assets, net) was approximately 40.6% and we had total borrowings of $952.3 million, at a weighted average interest rate of 4.10%. As of December 31, 2017 we had total borrowings of $950.2 million, at a weighted average interest rate of 3.93%. We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. Such actions may require us to pledge some or all of our unencumbered properties as security for that debt. The gross carrying value of unencumbered assets as of March 31, 2018 was $480.0 million. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of March 31, 2018, we had $345.2 million in mortgage notes payable outstanding, including the Bridge Loan Agreement with Capital One as administrative agent and lender. See Note 4 - Mortgages Payable for additional information. Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $21.4 million and $18.1 million, respectively.
On December 28, 2017, we entered into the Bridge Loan Agreement with Capital One as administrative agent and lender. See Note 4 — Mortgage Notes Payable for additional information.
On April 10, 2018, we entered into a $118.7 million loan agreement (the "KeyBank MOB Loan Agreement") with KeyBank. The KeyBank MOB Loan Agreement has a fixed interest rate of 4.541% and a maturity date of May 1, 2028. The KeyBank MOB Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The KeyBank MOB Loan is secured by, among other things, mortgages on 20 medical office buildings in 12 states. The KeyBank MOB Loan Agreement permits KeyBank to securitize the KeyBank MOB Loan or any portion thereof.
At the closing of the KeyBank MOB Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $80 million of indebtedness under the Revolving Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the KeyBank MOB Loan, and (ii) fund approximately $3.8 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The approximately $33 million in remaining net proceeds available to us may be used for general corporate purposes.
Revolving Credit Facility
As of March 31, 2018, $239.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $33.7 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Revolving Credit Facility matures on March 21, 2019.
The Revolving Credit Facility requires us to meet certain financial covenants on a quarterly basis. The Advisor has elected to, without any interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. The Advisor’s deferral enabled us to comply with such covenants as of December 31, 2017. These deferred fees and reimbursements are due to the Advisor upon demand within two business days' written notice and no later than June 30, 2018. These 2017 Advisor fee deferral amounts were fully paid in April 2018. As of December 31, 2017, we were in compliance with the financial covenants under the Revolving Credit Facility. There can be no assurance that the Advisor will agree to defer future fees or reimbursements, including deferrals required to meet financial covenants per the Revolving Credit Facility.
Fannie Mae Master Credit Facilities
As of March 31, 2018, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
On March 2, 2018, we incurred approximately $64.2 million in aggregate additional indebtedness under the Fannie Mae Master Credit Facilities. All of the $61.7 million of the net proceeds, after closing costs, of this advance were used to prepay a portion of mortgage notes payable.
Acquisitions
On March 5, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a multi-tenant, triple-net leased MOB for a contract purchase price of $6.7 million. The property is located in Houston, TX and comprises approximately 24,000 square feet. We accounted for the purchase as an asset acquisition.
On March 29, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of four single-tenant, triple-net leased MOBs for a contracted purchase price of $10.1 million. Three of the properties are located in Tampa, FL and one in Wesley Chapel, FL and comprise approximately 33,000 square feet. We accounted for the purchase as an asset acquisition.
All 2018 acquisitions were funded with cash on hand.
Assets Held for Sale
In January 2017, we entered into a purchase and sale agreement to sell eight of our skilled nursing facility properties in Missouri (the "Missouri SNF Properties") to affiliates of the tenant-operators of the facilities for $42 million. Pursuant to their rights under the initial purchase and sale agreement, the contract purchasers had seven options to adjourn the closing date for the sale through December 31, 2018, with each adjournment conditioned on the purchasers' deposit of additional earnest money.
In December 2017, we entered into an amendment to the purchase and sale agreement in which we agreed to reduce the contract purchase price from $42.0 million to $40.0 million and finance $7.5 million of the reduced contract purchase price. In addition, the closing date was amended to occur on or before the sixtieth day following the date on which all of the tenants have received a permanent license to operate the Missouri SNF Properties, but in no event later than September 30, 2018. During 2017, the tenant operators have been engaged in litigation with the state regulator over a potential revocation of their licenses to operate the Missouri SNF Properties and have not yet received permanent licenses to operate. The tenants’ failure to obtain permanent licenses could adversely affect the purchaser’s ability to obtain financing to consummate the purchase of the Missouri SNF Properties. If the purchasers fail to close by the September 30, 2018 outside closing date, our sole remedy under the purchase and sale agreement will be to terminate the purchase and sale agreement and receive the earnest money in the amount of $1.4 million. Further, if the tenants fail to obtain permanent licenses, they may not be able to fulfill their rental obligations under their leases with us.
Development Project Funding
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of March 31, 2018, we had funded $84.9 million, including $10.0 million for the land and $74.9 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. As of March 31, 2018, we had funded $2.9 million in excess of its $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm Health Partners, LLC ("Palm"), the developer of the facility, is responsible for reimbursing us for any amounts so funded. Entities related to Palm are, however, in default to us under leases at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns.

Palm is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). However, Palm is in default of the development agreement and has provided notice that it will cease providing services under the development agreement, which may result in additional delays in obtaining the CO. Until the CO is obtained we will not receive income from the property. There is no assurance as to when and if Palm will comply with its obligations. We are currently working to obtain the CO.
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
The following table reflects the number of shares repurchased cumulatively through March 31, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Three months ended March 31, 2018 (2)	373,967	$21.45
Cumulative repurchases as of March 31, 2018	2,903,765	$22.30
(1) Includes 1,554,768 shares repurchased during the year ended December 31, 2017 for approximately $33.6 million at a weighted average price per share of $21.61. In July 2017, following the effectiveness of the amendment and restatement of the SRP, our Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) Includes 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45.
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

Three Months Ended
(In thousands)	March 31, 2018
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)
Depreciation and amortization (1)	20,458
Impairment charges	733
Adjustments for non-controlling interests (2)	(103)
FFO attributable to stockholders	15,097
Acquisition and transaction related	173
Amortization of market lease and other intangibles, net	86
Straight-line rent adjustments, net of related bad debt expense of $1,468	(628)
Amortization of mortgage premiums and discounts, net	(69)
Gain on non-designated derivatives	(178)
Capitalized construction interest costs	(670)
Adjustments for non-controlling interests (2)	6
MFFO attributable to stockholders	$13,817
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

Three Months Ended
(In thousands)	March 31, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)
Depreciation and amortization (1)	20,240
Impairment charges	35
Adjustments for non-controlling interests (2)	(99)
FFO attributable to stockholders	14,037
Acquisition and transaction-related	2,845
Amortization of market lease and other lease intangibles, net	119
Straight-line rent adjustments, net of related bad debt expense of $334	(1,052)
Amortization of mortgage premiums and discounts, net	(440)
Loss on non-designated derivative instruments	64
Capitalized construction interest costs	(418)
Adjustments for non-controlling interests (2)	(5)
MFFO attributable to stockholders	$15,150
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.

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
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Acquisitions NOI for the three months ended March 31, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$13,968	$665	$—	$(20,624)	$(5,991)
Impairment charges	733	—	—	—	733
Operating fees to related parties	—	—	—	5,727	5,727
Acquisition and transaction related	1	61	—	111	173
General and administrative	—	—	—	3,652	3,652
Depreciation and amortization	17,241	3,395	—	133	20,769
Interest expense	205	61	—	10,891	11,157
Interest and other income	(3)	—	—	—	(3)
Gain on sale of real estate investments	—	—	—	—	—
Loss on non-designated derivative instruments	—	—	—	(178)	(178)
Income tax benefit (expense)	—	—		309	309
Net income (loss) attributable to non-controlling interests	1	4	—	(21)	(16)
NOI	$32,146	$4,186	$—	$—	$36,332

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended March 31, 2017:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$7,835	$—	$2	$(13,976)	$(6,139)
Impairment charges	—	—	—	35	35
Operating fees to related parties	—	—	—	5,301	5,301
Acquisition and transaction related	2,801	—	—	44	2,845
General and administrative	1	—	—	4,156	4,157
Depreciation and amortization	20,350	—	—	133	20,483
Interest expense	1,255	—	—	4,227	5,482
Interest and other income	(1)	—	—	—	(1)
Loss on non-designated derivative instruments	—	—	—	64	64
Income tax benefit (expense)	(242)	—		47	(195)
Net income (loss) attributable to non-controlling interests	3	—	—	(31)	(28)
NOI	$32,002	$—	$2	$—	$32,004
Refer to Note 15 — Segment Reporting for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Distributions
In May 2013, we began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum, per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the quarter ended March 31, 2018, distributions paid to common stockholders and OP Unit holders totaled $32.6 million, including $13.4 million which was reinvested into additional shares of common stock through our DRIP. For the quarter ended March 31, 2018, cash flows provided by operations were $16.9 million.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended
	March 31, 2018
(In thousands)		Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock issued under the DRIP	$19,126
Distributions reinvested in common stock issued under the DRIP	13,355
Distributions on OP Units	145
Total distributions (1)	$32,626

Source of distribution coverage:
Cash flows provided by operations	$16,918	51.9%
Proceeds received from common stock issued under the DRIP (2)	13,355	40.9%
Available cash on hand (3)	2,353	7.2%
Total source of distribution coverage	$32,626	100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,918
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.

(3)	Includes proceeds received from credit facilities and mortgage notes payable.
For the quarter ended March 31, 2018, cash flows provided by operations were $16.9 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP, the sale of investment securities, the sale of real estate investments and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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
Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. For example, our Revolving Credit Facility imposes limitations on our ability to pay distributions to stockholders and repurchase shares of common stock. Distributions to stockholders are limited, with certain exceptions, to a percentage of Modified FFO (as defined in the Revolving Credit Facility (which is different from MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period as follows: (i) for the six months ending March 31,

2018, 130% of Modified FFO; (ii) for the nine months ending June 30, 2018, 120% of Modified FFO; (iii) for the 12 months ending September 30, 2018, 115% of Modified FFO; and (iv) for the 12 months ending December 31, 2018 and for each period of four fiscal quarters ending after that period, 110% of Modified FFO. This covenant was amended twice during 2017 to permit us to pay a certain level of distributions, but there is no assurance that our lenders will agree to future amendments if needed, or if Modified FFO is not sufficient.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2018, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
There were no material changes in the Company's contractual obligations at March 31, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2018.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Three months ended March 31, 2018 (2)	373,967	$21.45
Cumulative repurchases as of March 31, 2018	2,903,765	$22.30
(1) Includes 1,554,768 shares repurchased during the year ended December 31, 2017 for approximately $33.6 million at a weighted average price per share of $21.61. In July 2017, following the effectiveness of the amendment and restatement of the SRP, our Board approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to September 30, 2017, which was equal to 267,723 shares repurchased for approximately $5.7 million at an average price per share of $21.47. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
(2) Includes 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 9, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Amended and Restated Bylaws of Healthcare Trust, Inc.
10.1 (1)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.
(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 20, 2018.