Form 10-Q
period 2018-06-30
Healthcare Trust, Inc.
filed 2018-08-03
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
As of July 31, 2018, the registrant had 91,374,181 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$206,438	$201,427
Buildings, fixtures and improvements	1,981,982	1,955,940
Construction in progress	76,048	72,007
Acquired intangible assets	259,601	256,678
Total real estate investments, at cost	2,524,069	2,486,052
Less: accumulated depreciation and amortization	(351,631)	(309,711)
Total real estate investments, net	2,172,438	2,176,341
Cash and cash equivalents	71,021	94,177
Restricted cash	14,614	8,411
Assets held for sale	37,822	37,822
Derivative assets, at fair value	8,255	2,550
Straight-line rent receivable, net	18,063	15,327
Prepaid expenses and other assets (including $248 due from related parties as of June 30, 2018)	28,466	22,099
Deferred costs, net	14,127	15,134
Total assets	$2,364,806	$2,371,861

LIABILITIES AND EQUITY
Mortgage notes payable, net	$462,603	$406,630
Credit facilities	519,022	534,869
Market lease intangible liabilities, net	17,900	18,829
Accounts payable and accrued expenses (including $649 and $1,637 due to related parties as of June 30, 2018 and December 31, 2017, respectively)	39,634	38,112
Deferred rent	7,544	6,201
Distributions payable	6,392	11,161
Total liabilities	1,053,095	1,015,802

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 91,395,825 and 91,002,766 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	914	910
Additional paid-in capital	2,019,874	2,009,197
Accumulated other comprehensive income	8,019	2,473
Accumulated deficit	(725,235)	(665,026)
Total stockholders' equity	1,303,572	1,347,554
Non-controlling interests	8,139	8,505
Total equity	1,311,711	1,356,059
Total liabilities and equity	$2,364,806	$2,371,861

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$25,541	$24,081	$50,827	$48,103
Operating expense reimbursements	5,827	3,886	10,798	7,990
Resident services and fee income	59,589	47,799	118,770	94,288
Total revenues	90,957	75,766	180,395	150,381

Operating expenses:
Property operating and maintenance	53,757	44,360	106,863	86,971
Impairment charges	—	—	733	35
Operating fees to related parties	5,763	5,637	11,490	10,938
Acquisition and transaction related	120	1,743	293	4,588
General and administrative	4,612	3,419	8,264	7,576
Depreciation and amortization	20,864	19,339	41,633	39,822
Total expenses	85,116	74,498	169,276	149,930
Operating gain	5,841	1,268	11,119	451
Other income (expense):
Interest expense	(12,208)	(6,588)	(23,365)	(12,070)
Interest and other income	2	2	5	3
Gain on sale of real estate investment	—	438	—	438
Gain (loss) on non-designated derivatives	(150)	(43)	28	(107)
Total other expenses	(12,356)	(6,191)	(23,332)	(11,736)
Loss before income taxes	(6,515)	(4,923)	(12,213)	(11,285)
Income tax (expense) benefit	(466)	202	(775)	397
Net loss	(6,981)	(4,721)	(12,988)	(10,888)
Net loss attributable to non-controlling interests	31	5	47	33
Net loss attributable to stockholders	(6,950)	(4,716)	(12,941)	(10,855)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivative	1,582	(296)	5,546	(296)
Comprehensive loss attributable to stockholders	$(5,368)	$(5,012)	$(7,395)	$(11,151)

Basic and diluted weighted-average shares outstanding	90,978,411	89,335,489	90,881,883	89,486,742
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.14)	$(0.12)
Distributions declared per share	$0.21	$0.36	$0.52	$0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2018
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	$1,356,059
Common stock issued through distribution reinvestment plan	997,022	10	21,084	—	—	21,094	—	21,094
Common stock repurchases	(603,963)	(6)	(11,046)	—	—	(11,052)	—	(11,052)
Share-based compensation	—	—	639	—	—	639	—	639
Distributions declared	—	—	—	—	(47,268)	(47,268)	—	(47,268)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	(319)	(319)
Other comprehensive income	—	—	—	5,546	—	5,546	—	5,546
Net loss	—	—	—	—	(12,941)	(12,941)	(47)	(12,988)
Balance, June 30, 2018	91,395,825	$914	$2,019,874	$8,019	$(725,235)	$1,303,572	$8,139	$1,311,711

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,988)	$(10,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,633	39,822
Amortization of deferred financing costs	4,364	2,636
Amortization of mortgage premiums and discounts, net	(133)	(879)
Amortization of market lease and other intangibles, net	163	195
Bad debt expense	4,255	7,220
Share-based compensation	639	27
Gain on sale of investment securities	—	—
Gain on sale of real estate investments, net	—	(438)
(Gain) loss on non-designated derivatives	(28)	107
Impairment charges	733	35
Changes in assets and liabilities:
Straight-line rent receivable	(4,351)	(3,106)
Prepaid expenses and other assets	(9,543)	(4,451)
Due from affiliate	(23)	—
Accounts payable, accrued expenses and other liabilities	1,525	4,471
Deferred rent	1,343	1,861
Net cash provided by operating activities	27,589	36,612
Cash flows from investing activities:
Investments in real estate	(35,011)	(18,432)
Deposits paid for unconsummated acquisitions	—	(1,020)
Deposits for real estate dispositions	—	325
Capital expenditures	(4,221)	(3,313)
Cash received in asset acquisition	—	859
Proceeds from sale of real estate	—	757
Net cash used in investing activities	(39,232)	(20,824)
Cash flows from financing activities:
Proceeds from credit facilities	64,153	128,116
Payments of credit facilities	(80,000)	(187,000)
Proceeds from mortgage notes payable	118,700	250,000
Payments on mortgage notes payable	(62,490)	(1,170)
Payments for derivative instruments	(131)	(163)
Payments of deferred financing costs	(3,228)	(8,455)
Common stock repurchases	(11,052)	(27,851)
Distributions paid	(30,943)	(39,130)
Distributions to non-controlling interest holders	(319)	(346)
Net cash (used in) provided by financing activities	(5,310)	114,001
Net change in cash, cash equivalents and restricted cash	(16,953)	129,789
Cash, cash equivalents and restricted cash, beginning of period	102,588	33,187
Cash, cash equivalents and restricted cash, end of period	$85,635	$162,976

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,853	$10,999
Cash paid for income taxes	244	64

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	21,094	32,944
Proceeds from sale of real estate investments payable to non-controlling interest holder	—	31
Capital expenditures assumed in asset acquisition	—	772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of June 30, 2018, the Company owned 192 properties located in 30 states and comprised of 9.1 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2018. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2018 other than the updates described below.
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
June 30, 2018
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 under the modified retrospective approach and it did not have an impact on the Company's consolidated financial statements. See above for further information on the Company's Revenue Recognition Accounting Policies under ASC 606.
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
June 30, 2018
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
Pending Adoption as of June 30, 2018
In February 2016, the FASB issued ASC 842, which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, in July 2018 ("ASU 2018-11"), which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASC 842 originally required a modified retrospective method of adoption, however, ASU 2018-11 indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for 19 of its properties for which it has ground leases as of June 30, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
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
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption should be applied retrospectively to outstanding financial instruments

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company is currently evaluating the impact of this new guidance.
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
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The Company owned 192 properties as of June 30, 2018. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the six months ended June 30, 2018, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of five single tenant MOBs, two multi-tenant MOB, and acquired a parcel of land attached to an existing investment property for an aggregate contract purchase price of $30.9 million. Additionally, the Company incurred construction in progress costs during the period of $4.0 million. The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2018 and 2017 as well as capitalized construction in progress during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(In thousands)	2018	2017
Real estate investments, at cost:
Land	$5,084	$1,459
Buildings, fixtures and improvements	23,075	9,300
Construction in progress	4,041	5,966
Total tangible assets	32,200	16,725
Acquired intangibles:
In-place leases (1)	2,858	1,780
Market lease and other intangible assets (1)	59	—
Market lease liabilities (1)	(106)	(13)
Total intangible assets and liabilities	2,811	1,767
Cash paid for acquired real estate investments	$35,011	$18,432
Number of properties purchased	7	1
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired  were 7.7 years and 8.9 years during the six months ended June 30, 2018 and 2017, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2018 - December 31, 2018	$45,955
2019	89,459
2020	84,592
2021	78,720
2022	71,738
Thereafter	320,825
Total	$691,289
As of June 30, 2018 and 2017, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2018 and 2017:

	June 30,
State	2018	2017
Florida	16.8%	17.4%
Michigan	12.9%	15.9%
Georgia	10.2%	*
Pennsylvania	10.2%	10.8%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	June 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$218,310	$140,368	$77,942	$215,453	$130,749	$84,704
Market lease assets	30,701	8,961	21,740	30,636	7,853	22,783
Other intangible assets	10,590	971	9,619	10,589	838	9,751
Total acquired intangible assets	$259,601	$150,300	$109,301	$256,678	$139,440	$117,238
Intangible liabilities:
Market lease liabilities	$26,062	$8,162	$17,900	$25,956	$7,127	$18,829

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Amortization of in-place leases and other intangible assets (1)	$4,853	$4,029	$9,750	$9,565
Amortization and (accretion) of above- and below-market leases, net (2)	$—	$(12)	$—	$(163)
Amortization and (accretion) of above- and below-market ground leases, net (3)	$37	$43	$74	$86
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	July 1, 2018 - December 31, 2018	2019	2020	2021	2022
In-place lease assets	$18,186	$14,405	$12,245	$9,908	$8,027
Other intangible assets	306	568	414	414	149
Total to be added to amortization expense	$18,492	$14,973	$12,659	$10,322	$8,176

Above-market lease assets	$(889)	$(1,603)	$(1,265)	$(912)	$(561)
Below-market lease liabilities	934	1,661	1,504	1,354	1,318
Total to be added to rental income	$45	$58	$239	$442	$757

Below-market ground lease assets	$113	$222	$222	$214	$212
Above-market ground lease liabilities	(33)	(65)	(65)	(65)	(63)
Total to be added to property operating and maintenance expense	$80	$157	$157	$149	$149

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of June 30, 2018 and December 31, 2017:

(In thousands)	Amount
Real estate held for sale, at cost:
Land	$3,131
Buildings, fixtures and improvements	38,596
Total real estate held for sale, at cost	41,727
Less accumulated depreciation and amortization	(3,870)
Real estate assets held for sale, net	37,857
Impairment charges related to properties reclassified as held for sale	(35)
Assets held for sale	$37,822
Impairment of Held for Use Real Estate Investments
As of June 30, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessment of terminal values. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
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
As a result of its consideration of impairment during the three months ended March 31, 2018, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an aggregate impairment charge of $0.7 million, which is included on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018. There were no impairments recorded in the three months ended June 30, 2018. The estimated undiscounted cash flows of the remaining properties evaluated were greater than their carrying value.

The NuVista Tenant
The Company has tenants and former tenants at two of its properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe the Company $7.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of June 30, 2018. The Company has the entire receivable balance and related income from the NuVista Tenants fully reserved as of June 30, 2018. The Company incurred $3.8 million and $1.0 million of bad debt expense related to the NuVista Tenants during the six months ended June 30, 2018 and 2017, respectively. The NuVista Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of the Company's development property in Jupiter, Florida which is also currently in default to the Company (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties occupied by the NuVista Tenants, the Company has filed litigation to pursue eviction proceedings against the NuVista Tenant and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The other property transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, the Company replaced the NuVista Tenant as a tenant with a taxable REIT subsidiary ("TRS"), and has engaged a third party to operate the property. This structure is permitted by the REIT Investment Diversification and Empowerment Act of 2007, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. This new operator is currently pursuing a Medicare license and will be unable to bill Medicare for services performed until one is granted. The Company has, therefore, accumulated $4.4 million of Medicare receivables as of June 30, 2018. The Company currently expects that the replacement operator will be able to successfully bill and collect once the operator obtains this license. There can be no assurance, however, that the new operator will obtain this license.
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company's mortgage notes payable as of June 30, 2018 and December 31, 2017:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017		Interest Rate		Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	1	$5,732	$5,773	5.93%	4.98%		Variable		Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,335	6,381	5.93%	4.98%		Variable		Apr. 2019
Palm Valley Medical Plaza - Goodyear, AZ	1	3,275	3,327	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,022	3,066	4.75%	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,140	24,372	3.87%	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,496	7,565	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,130	17,270	3.98%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,629	10,716	3.98%	3.98%		Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,846	4,895	4.00%	4.00%		Fixed		Oct. 2019
Capital One MOB Loan	32	250,000	250,000	4.44%	4.44%		Fixed	(3)	June 2022
Bridge Loan	16	20,270	82,000	4.54%	4.13%		Variable		Dec. 2019
Multi-Property CMBS Loan	21	118,700	—	4.60%	—%		Fixed		May. 2028
Gross mortgage notes payable	81	471,575	415,365	4.46%	4.31%	(2)
Deferred financing costs, net of accumulated amortization		(7,729)	(7,625)
Mortgage premiums and (discounts), net		(1,243)	(1,110)
Mortgage notes payable, net		$462,603	$406,630
_______________

(1)
Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility (as defined in Note 5 — Credit Facilities). The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(2)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2018.

(3)	Variable rate loan which is fixed as a result of entering into interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
As of June 30, 2018, the Company had pledged $1,012.6 million in total real estate investments, at cost, as collateral for its $471.6 million of mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of June 30, 2018, the Company was in compliance with these financial covenants.
Multi-Property CMBS Loan
On April 10, 2018, the Company, entered into a $118.7 million loan agreement (the “Multi-Property CMBS Loan”) with KeyBank National Association ("Key Bank").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Multi-Property CMBS Loan has a fixed interest rate of 4.541%, and a maturity date of May 1, 2028. The Multi-Property CMBS Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Multi-Property CMBS Loan is secured by, among other things, mortgages on 21 medical office buildings in 12 states. The Multi-Property CMBS Loan permits KeyBank to securitize the entire Multi-Property CMBS Loan or any portion thereof.
At the closing of the Multi-Property CMBS Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $80.0 million of indebtedness under the Revolving Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the Multi-Property CMBS Loan, (ii) fund approximately $3.8 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The remaining $33.0 million net proceeds available to the Company may be used for general corporate purposes, including future acquisitions.
Bridge Loan
On December 28, 2017, 23 wholly owned subsidiaries of the OP entered into a loan agreement providing for an $82 million loan (the “Bridge Loan”) with Capital One, as administrative agent and lender.
On March 2, 2018, the Company used $64.2 million of advances under a Fannie Mae Master Credit Facility with Capital One, National Association ("Capital One") to prepay a portion of the Bridge Loan (see Note 5 — Credit Facilities for more information). Concurrent with this prepayment, the seven mortgaged properties that were identified for refinancing at the time the Bridge Loan was entered into, were added to the collateral pool securing the Fannie Mae Master Credit Facility with Capital One.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2018 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2018 - December 31, 2018	$21,044
2019	18,078
2020	24,279
2021	892
2022	250,929
Thereafter	156,353
Total	$471,575

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of June 30, 2018 and December 31, 2017:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		June 30, 2018	December 31, 2017	June 30, 2018		December 31, 2017		Interest Rate		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	51	(2)	$159,700	$239,700	4.05%		3.33%		Variable		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	216,614	152,461	4.47%		3.88%		Variable	(6)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	4.53%		3.89%		Variable	(6)	Nov. 2026
Total Fannie Mae Master Credit Facilities			359,322	295,169
Total Credit Facilities	73		$519,022	$534,869	4.36%	(5)	3.63%	(5)
_______________

(1)	Encumbered as of June 30, 2018.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of June 30, 2018.

(4)	Secured by first-priority mortgages on 10 of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of June 30, 2018.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2018 and December 31, 2017.

(6)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
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
The Company has the option, to have the Revolving Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.60% to 2.20%; or (b) the Base Rate (as defined in the Revolving Credit Facility), plus an applicable margin that ranges, depending on the Company's leverage, from 0.35% to 0.95%. The Base Rate is defined in the Revolving Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) the applicable one-month LIBOR plus 1.0%.
At the closing of the Multi-Property CMBS Loan (see Note 4 — Mortgage Notes Payable, Net), the net proceeds after accrued interest and closing costs were used primarily to repay approximately $80.0 million of indebtedness under the Revolving Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the Multi-Property CMBS Loan.
During May 2018, ten properties were added to the borrowing base of the Revolving Credit Facility.
As of June 30, 2018, $159.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $22.8 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder.
The Revolving Credit Facility requires the Company to meet certain financial covenants. As of June 30, 2018, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement (the “KeyBank Credit Agreement”) relating to a secured credit facility (the "KeyBank Facility") with KeyBank and a master credit facility agreement with Capital One (the “Capital One Credit Agreement” and, together with the KeyBank Credit Agreement, the “Fannie Mae Master Credit Agreements”) for a secured credit facility (the "Capital One Facility"; the Capital One Facility and the KeyBank Facility are referred to herein individually as a "Fannie Mae Master Credit Facility" and together as the "Fannie Mae Master Credit Facilities") with Capital One Multifamily Finance, LLC (an affiliate of Capital One). Advances made under the Fannie Mae Master Credit Agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.
Effective October 31, 2016, in conjunction with the execution of the Fannie Mae Master Credit Facilities, the OP entered into two interest rate cap agreements with an unrelated third party, which caps interest paid on amounts outstanding under the Fannie Mae Master Credit Facilities at a maximum of 3.5% (see Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company's derivatives).
The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. During the year ended December 31, 2017, the Company increased its advances under the Capital One Facility and the KeyBank Facility to $152.5 million and $142.7 million, respectively. On March 2, 2018, the Company, increased its advances under the Capital One Facility by $64.2 million. The advance was secured by the addition of seven mortgaged properties subject to the Capital One Facility. All of the $61.7 million of the net proceeds, after closing costs, of the advance was used by the Company to prepay a portion of the Bridge Loan (see Note 4 — Mortgage Notes Payable, Net).
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of June 30, 2018. As of June 30, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an impairment charge of $0.7 million, which is included on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessment of terminal values, all of which are unobservable inputs. As a result, the impaired property that the Company evaluated using this approach is classified in Level 3 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2018
Derivative assets, at fair value	Recurring	$—	$8,255	$—	$8,255
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$9,578	$—	$9,578

December 31, 2017
Derivative assets, at fair value	Recurring	$—	$2,550	$—	$2,550
Impaired assets held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$3,873	$—	$3,873
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

		June 30, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$470,332	$487,773	$414,255	$411,749
Revolving Credit Facility	3	$159,700	$159,700	$239,700	$239,700
Fannie Mae Master Credit Facilities	3	$359,322	$362,464	$295,169	$296,151
(1) Carrying value includes mortgage notes payable of $471.6 million and $415.4 million and mortgage premiums and (discounts), net of $(1.2) million and $(1.1) million as of June 30, 2018 and December 31, 2017, respectively.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$8,019	$2,473
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$236	$77
Cash Flow Hedges of Interest Rate Risk
The Company currently has two interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company's interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2018 through June 30, 2019, the Company estimates that $1.3 million will be reclassified from other comprehensive income as a decrease to interest expense.
As of June 30, 2018 and December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2018		December 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swap	2	$250,000	2	$250,000
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$1,610	$(296)	$5,400	$(296)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$28	$—	$(146)	$—
Non-Designated Derivatives
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and was a loss of $0.2 million and a gain of $28,000 for the three and six months ended June 30, 2018 and a loss of $43,000 and $0.1 million for the three and six months ended June 30, 2017.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	6	$295,169
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018	$8,255	$—	$—	$8,255	$—	$—	$8,255
December 31, 2017	$2,550	$—	$—	$2,550	$—	$—	$2,550
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2018, there were no derivatives with a fair value in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of June 30, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
As of June 30, 2018 and December 31, 2017, the Company had 91.4 million and 91.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan ("DRIP"), net of share repurchases. As of June 30, 2018 and December 31, 2017, the Company had received total net proceeds from its initial public offering (the "IPO") and DRIP, net of share repurchases, of $2.3 billion.
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
On March 29, 2018, the independent directors of the Board approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") equal to $20.25 as of December 31, 2017, which was published on April 4, 2018. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Share Repurchase Program
Under the Company's share repurchase program (the "SRP"), as amended from time to time stockholders are able to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
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
June 30, 2018
(Unaudited)

•	97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or

•	100.0% if the person seeking repurchase has held his or her shares for a period greater than four years.
In cases of requests for death and disability, the repurchase price is equal to Estimated Per-Share NAV at the time of repurchase.
Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board. Until the First SRP Amendment (as defined below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter.
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
On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. The Company suspended the SRP during the pendency of the Tender Offer. On June 29, 2018, the Company announced the Board unanimously determined to reactivate the SRP, effective June 30, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. Accordingly, 155,904 shares were repurchased on July 31, 2018 for $3.2 million at an average price per share of $20.25, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The following table reflects the number of shares repurchased cumulatively through June 30, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Six months ended June 30, 2018 (2)	373,967	$21.45
Cumulative repurchases as of June 30, 2018	2,903,765	$22.30
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
(2) Includes 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45. Does not include 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018.
Tender Offer
On March 13, 2018, the Company announced the Tender Offer to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. The Company made the Tender Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018. On April 4, 2018 and April 16, 2018, the Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. During May 2018, in accordance with the terms of the Tender Offer, the Company accepted for purchase 229,999 shares for a total cost of approximately $3.0 million.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2018, the Company issued 1.0 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $21.1 million.
The Company offers shares pursuant to the DRIP at the then-current Estimated Per-Share NAV approved by the Board.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2018 and December 31, 2017, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2018 and December 31, 2017, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, a member of the Board). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
The limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to the Advisor, a limited partner of the OP.  In connection with this special allocation, the Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP.
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to the then-effective advisory agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control or a transition to self-management (see the section titled "Termination Fees" included within this footnote), (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days' notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of June 30, 2018, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of June 30, 2018, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
June 30, 2018
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
Asset Management Fees and Variable Management/Incentive Fees
Under an advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015 and the limited partnership agreement of the OP, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as "Class B Units" ("Class B Units"). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of June 30, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2018, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
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
June 30, 2018
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
On April 10, 2018, in connection with the Multi-Property CMBS Loan, the Company and the OP entered into an amendment to the A&R Property Management Agreement confirming, consistent with the intent of the parties, that the borrowers under the Multi-Property CMBS Loan and other subsidiaries of the OP that actually own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are actually managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. The Company reimburses the Advisor for personnel costs, excluding any compensation paid to individuals who also serve as the Company’s executive officers, or the executive officers of the Advisor, the Property Manager or their respective affiliates. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and six months ended June 30, 2018, the Company incurred $2.0 million and $3.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and six months ended June 30, 2017, the Company incurred $1.5 million and $2.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
The Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the three and six months ended June 30, 2018 or 2017. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and six months ended June 30, 2018 or 2017.
The Advisor elected to, without interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. As of December 31, 2017, a portion of these fees and reimbursements were already paid and the Company had recorded a $0.7 million receivable due from the Advisor. As of June 30, 2018, there was no remaining receivable or payable due from the Advisor. The $1.7 million in deferred fees and reimbursements were repaid during April 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Receivable) as of
	2018	2017	2018	2017	June 30,		December 31,
(In thousands)	Incurred (1)	Incurred (1)	Incurred (1)	Incurred (1)	2018		2017
One-time fees and reimbursements:
Acquisition cost reimbursements	$50	$22	$110	$22	$53		$36
Due to(from) HT III related to Asset Purchase (2)	—	—	—	—	(248)		196
Ongoing fees and reimbursements:
Asset management fees	4,875	4,875	9,750	9,439	—		—
Property management fees	888	762	1,740	1,499	85		66
Professional fees and other reimbursements	2,162	1,592	4,208	3,034	511	(4)	1,339	(4)
Distributions on Class B Units (3)	76	130	186	280	—		—
Total related party operation fees and reimbursements	$8,051	$7,381	$15,994	$14,274	$401		$1,637
_______________

(1)	There were no fees or reimbursements forgiven during the three and six months ended June 30, 2018 or 2017.

(2)
On December 22, 2017, the Company purchased substantially all the assets of American Realty Capital Healthcare Trust III, Inc. ("HT III"). Certain proration estimates were included within the closing. The purchase agreement calls for a final purchase price adjustment. The Company had a $248,000 net receivable and $196,000 net payable related to the Asset Purchase (as defined below) included on its consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively. Please see below for additional information related to the asset purchase.

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

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and six months ended June 30, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2018 or 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2018 or 2017.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017 and no such fees or commissions were incurred prior thereto.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
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
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, the OP and its subsidiary, ARHC TRS Holdco II, LLC, purchased all of the membership interests in indirect subsidiaries of HT III that own the 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

advised by an affiliate of the Company’s advisor. As of June 30, 2018 and December 31, 2017 the Company had a $0.2 million net receivable and $0.2 million net payable, respectively, to HT III included on its consolidated balance sheet.
At the closing of the Asset Purchase, the Company paid HT III $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less (i) $0.7 million reflecting prorations and closing adjustments in accordance with the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by HT III’s Philip Center property assumed by the Company at the closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by the Company into an escrow account in accordance with the Purchase Agreement. This escrow amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that the Company may make pursuant to the Purchase Agreement, will be released to HT III in installments over a period of 14 months following the closing. In June 2018, one third of this escrow amount, representing $2.0 million, was released in accordance with the Purchase Agreement.
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
June 30, 2018
(Unaudited)

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
The following table reflects restricted share award activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2017	382,510	$21.47
Granted	—	—
Vested	(800)	22.50
Forfeitures	—	—
Unvested, June 30, 2018	381,710	21.47
As of June 30, 2018, the Company had $7.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 5.7 years.
Compensation expense related to restricted shares was approximately $320,000 and $639,000 during the three and six months ended June 30, 2018, respectively. Compensation expense related to restricted shares was approximately $13,000 and $27,000 during the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and six months ended June 30, 2018 or 2017.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2017	$2,473
Other comprehensive income, before reclassifications	5,400
Amount of loss reclassified from accumulated other comprehensive income	146
Balance, June 30, 2018	$8,019
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of June 30, 2018 and December 31, 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three and six months ended June 30, 2018, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2017, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.3 million, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
During the three and six months ended June 30, 2018, approximately $87 thousand, representing a share of proceeds from the Multi-Property CMBS Loan were paid to non-controlling interest holders in property owning subsidiaries. During the three and six months ended June 30, 2017, approximately $52 thousand distributions were paid to non-controlling interest holders in property owning subsidiaries.
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended June 30,		Six Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	As of June 30, 2018	As of June 30, 2018	As of June 30, 2018	As of December 31, 2017	2018	2017	2018	2017
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$326	4.1%	$11,811	$10,784	$87	$52	$87	$52
UnityPoint Clinic Portfolio (2)	December 2017	$481	5.0%	$9,440	$9,639	$—	$—	$—	$—
______________
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2) Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the
Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to stockholders (in thousands)	$(6,950)	$(4,716)	$(12,941)	$(10,855)
Basic and diluted weighted-average shares outstanding	90,978,411	89,335,489	90,881,883	89,486,742
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.14)	$(0.12)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units to be common share equivalents. The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted shares (1)	378,089	9,534	382,326	9,659
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,143,337	774,782	1,147,574	774,907
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 381,710 and 9,121 unvested restricted shares outstanding as of June 30, 2018 and 2017, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of June 30, 2018 and 2017, respectively.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of June 30, 2018 and 2017, respectively.
Note 15 — Segment Reporting
During the six months ended June 30, 2018 and 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
On January 1, 2018, the Company transitioned six properties in its triple-net leased healthcare facilities segment to operating properties under a structure permitted by the RIDEA structure. The properties consist of two assisted living facilities located in

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Burlington and Cudahy, Wisconsin, two assisted living facilities located in Dixon and Rockford, Illinois, an assisted living facility located in Richmond, Kentucky and a skilled nursing facility located in Lutz, Florida. The prior tenants of the six properties transferred the operations of the properties to newly-formed subsidiaries of the Company and third-party managers engaged by those Company subsidiaries pursuant to market operations transfer agreements. The Company’s subsidiaries simultaneously entered into new management agreements with the third-party managers, who will operate and manage the facilities on behalf of the Company's subsidiaries.
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
The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018				2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$19,616	$5,921	$4	$25,541	$38,971	$11,849	$7	$50,827
Operating expense reimbursements	5,591	236	—	5,827	10,225	573	—	10,798
Resident services and fee income	—	—	59,589	59,589	—	—	118,770	118,770
Total revenues	25,207	6,157	59,593	90,957	49,196	12,422	118,777	180,395
Property operating and maintenance	8,126	2,017	43,614	53,757	15,344	4,443	87,076	106,863
NOI	$17,081	$4,140	$15,979	37,200	$33,852	$7,979	$31,701	73,532
Impairment charges				—				(733)
Operating fees to related parties				(5,763)				(11,490)
Acquisition and transaction related				(120)				(293)
General and administrative				(4,612)				(8,264)
Depreciation and amortization				(20,864)				(41,633)
Interest expense				(12,208)				(23,365)
Interest and other income				2				5
Gain (loss) on non-designated derivatives				(150)				28
Income tax benefit				(466)				(775)
Net loss attributable to non-controlling interests				31				47
Net loss attributable to stockholders				$(6,950)				$(12,941)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017				2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,648	$7,430	$3	$24,081	$32,996	$15,101	$6	$48,103
Operating expense reimbursements	3,789	97	—	3,886	7,574	416	—	7,990
Resident services and fee income	—	—	47,799	47,799	—	—	94,288	94,288
Total revenues	20,437	7,527	47,802	75,766	40,570	15,517	94,294	150,381
Property operating and maintenance	6,146	4,514	33,700	44,360	11,881	9,280	65,810	86,971
NOI	$14,291	$3,013	$14,102	31,406	$28,689	$6,237	$28,484	63,410
Impairment charges				—				(35)
Operating fees to related parties				(5,637)				(10,938)
Acquisition and transaction related				(1,743)				(4,588)
General and administrative				(3,419)				(7,576)
Depreciation and amortization				(19,339)				(39,822)
Interest expense				(6,588)				(12,070)
Interest and other income				2				3
Gain on sale of real estate investment				438				438
Loss on non-designated derivative instruments				(43)				(107)
Income tax (expense) benefit				202				397
Net loss attributable to non-controlling interests				5				33
Net loss attributable to stockholders				$(4,716)				$(10,855)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2018	December 31, 2017
ASSETS
Investments in real estate, net:
Medical office buildings	$909,886	$897,264
Triple-net leased healthcare facilities	248,141	294,727
Construction in progress	86,048	82,007
Seniors housing — operating properties	928,363	902,343
Total investments in real estate, net	2,172,438	2,176,341
Cash and cash equivalents	71,021	94,177
Restricted cash	14,614	8,411
Assets held for sale	37,822	37,822
Derivative assets, at fair value	8,255	2,550
Straight-line rent receivable, net	18,063	15,327
Prepaid expenses and other assets	28,466	22,099
Deferred costs, net	14,127	15,134
Total assets	$2,364,806	$2,371,861
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Medical office buildings	$1,703	$1,041	$2,226	$1,594
Triple-net leased healthcare facilities	30	—	68	—
Seniors housing — operating properties	1,313	1,903	1,927	2,491
Total capital expenditures	$3,046	$2,944	$4,221	$4,085
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
July 1, 2018 - December 31, 2018	$440	$39
2019	780	80
2020	781	82
2021	774	84
2022	790	86
Thereafter	35,104	7,678
Total minimum lease payments	$38,669	8,049
Less: amounts representing interest		(3,224)
Total present value of minimum lease payments		$4,825
Total rental expense from operating leases was $0.2 million during the three months ended June 30, 2018 and 2017, respectively, and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense related to capital leases was approximately $21,000 during the three months ended June 30, 2018 and 2017, respectively, and $42,000 during the six months ended June 30, 2018 and 2017, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of June 30, 2018, the Company had funded $86.0 million, including $10.0 million for the land and $76.0 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of June 30, 2018, the Company had funded $4.0 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing the Company for any amounts funded. Entities related to Palm are, however, in default to the Company under leases at other properties in the Company's portfolio (see Note 3 — Real Estate Investments for more information). There can be no assurance that Palm will reimburse the Company for construction overruns funded.
Palm is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). However, Palm is in default of the development agreement and has provided notice that it will cease providing services under the development agreement, which may result in additional delays in obtaining the CO. Until the CO is obtained, the Company will not receive income from the property. There is no assurance as to when and if Palm will comply with its obligations. The Company is currently working to obtain the CO.
Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of Palm. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of June 30, 2018 and December 31, 2017, there were no amounts outstanding under the loan agreement as operations at the facility have not yet started.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Purchase and Sale Agreements
On July 26, 2018, the Company entered into a purchase and sale agreement for the sale of six MOB properties located in New York with an aggregate contract sale price of approximately $68.0 million.
On July 30, 2018, the Company entered into a purchase and sale agreement for the sale of one SHOP property located in Idaho with a sale price of approximately $7.5 million.
Approval of Share Repurchases
On July 31, 2018, the Company repurchased 155,904 shares pursuant to the SRP for $3.2 million at an average price per share of $20.25, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. See Note 8 — Common Stock for more information.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of June 30, 2018, we owned 192 properties located in 30 states and comprised of 9.1 million rentable square feet.
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

Properties
The following table presents certain additional information about the properties we owned as of June 30, 2018:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased (1)	Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (4)
					(In thousands)
Medical Office Buildings	106	3,744,496	89.6%	4.2	$1,032,853
Triple-Net Leased Healthcare Facilities (3):
Seniors Housing — Triple-Net Leased	4	102,753	100.0%	12.5	55,000
Hospitals	4	428,620	88.8%	4.9	87,214
Post-Acute / Skilled Nursing	17	721,844	100.0%	10.3	177,389
Total Triple-Net Leased Healthcare Facilities	25	1,253,217	96.2%	9.2	319,603
Seniors Housing — Operating Properties	58	4,152,207	87.7%	N/A	1,101,822
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	86,048
Total Portfolio	192	9,149,920			$2,543,991
_______________

(1)	Inclusive of leases signed but not yet commenced as of June 30, 2018.

(2)	Based on annualized rental income calculated on a straight-line basis.

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

Results of Operations
As of June 30, 2018, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and Seniors Housing — Operating Properties ("SHOPs"). In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of June 30, 2018, we had 17 eligible independent contractors operating 58 SHOP properties. All of our properties across all three business segments are located throughout the United States.
Net operating income ("NOI") is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to total revenues less property operating and maintenance expense. NOI excludes all other financial statement amounts included in net income (loss). We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding NOI and a reconciliation to our net loss attributable to stockholders, as computed in accordance with GAAP.
As of June 30, 2018, we owned 192 properties. There were 162 properties (our "Same Store" properties) owned for the entire three and six months ended June 30, 2018 and 2017, including two vacant land parcels and one property under development. During the period from January 1, 2017 through June 30, 2018, we acquired 30 properties (our "Acquisitions") and disposed of one property (our "Disposition").
As described in more detail below, our Same Store properties include 12 properties and six properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017 and the six months ended June 30, 2018, respectively. For purposes of the segment reporting below, these properties were treated as "Acquisitions" in the SHOP segment and "Dispositions" in the triple-net leased healthcare facilities segment.
The following table presents a roll-forward of our properties owned from January 1, 2017 to June 30, 2018:

Number of Properties
Number of properties, January 1, 2017	163
Acquisition activity during the year ended December 31, 2017	23
Disposition activity during the year ended December 31, 2017	(1)
Number of properties, December 31, 2017	185
Acquisition activity during the six months ended June 30, 2018	7
Number of properties, June 30, 2018	192

Number of Same Store Properties (1)	162
_______________
(1) Includes the 2018 acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.
On June 8, 2017, our TRS acquired 12 operating entities that leased 12 healthcare facilities included in our triple-net leased healthcare facilities segment due to declining performance under the triple-net leased structure. Concurrently with the acquisition of the 12 operating entities, we transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in our SHOP segment. As a part of the transition, our subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under the RIDEA structure. As a part of the transition of operations, we now control the operating entities that hold the operating licenses for these healthcare facilities. The results of operations of these properties are included in the Dispositions under our triple-net leased healthcare facilities segment through June 7, 2017 and results of operations since June 8, 2017 are included in Acquisitions under our SHOP segment.
On January 1, 2018, we transitioned six properties in our triple-net leased healthcare facilities segment to operating properties under a structure permitted by the RIDEA structure due to declining performance under the triple-net leased structure. The properties consist of two assisted living facilities located in Burlington and Cudahy, Wisconsin, two assisted living facilities located in Dixon and Rockford, Illinois, an assisted living facility located in Richmond, Kentucky and a skilled nursing facility located in Lutz, Florida. The prior tenants of the six properties transferred the operations of the properties to our newly-formed subsidiaries and third-party managers engaged by those subsidiaries pursuant to market operations transfer agreements. Our subsidiaries simultaneously entered into new management agreements with the third-party managers, who will operate and manage the facilities on behalf of our subsidiaries.
We may in the future, through similar transactions, transition other triple-net leased facilities to third-party managed facilities under a structure permitted by RIDEA, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP operating segment.
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended 2017
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $7.0 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively. The following table shows our results of operations for the three months ended June 30, 2018 and 2017 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%
Revenues:
Rental income	$25,541	$24,081	$1,460	6.1%
Operating expense reimbursements	5,827	3,886	1,941	49.9%
Resident services and fee income	59,589	47,799	11,790	24.7%
Total revenues	90,957	75,766	15,191	20.0%

Operating expenses:
Property operating and maintenance	53,757	44,360	9,397	21.2%
Impairment charges	—	—	—	NM
Operating fees to related parties	5,763	5,637	126	2.2%
Acquisition and transaction related	120	1,743	(1,623)	NM
General and administrative	4,612	3,419	1,193	34.9%
Depreciation and amortization	20,864	19,339	1,525	7.9%
Total expenses	85,116	74,498	10,618	14.3%
Operating gain	5,841	1,268	4,573	NM
Other income (expense):
Interest expense	(12,208)	(6,588)	(5,620)	(85.3)%
Interest and other income	2	2	—	NM
Gain on sale of real estate investment	—	438	(438)	NM
Gain (loss) on non-designated derivatives	(150)	(43)	(107)	NM
Total other expenses	(12,356)	(6,191)	(6,165)	(99.6)%
Loss before income taxes	(6,515)	(4,923)	(1,592)	(32.3)%
Income tax (expense) benefit	(466)	202	(668)	NM
Net loss	(6,981)	(4,721)	(2,260)	(47.9)%
Net loss attributable to non-controlling interests	31	5	26	520.0%
Net loss attributable to stockholders	$(6,950)	$(4,716)	$(2,234)	(47.4)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended June 30, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$16,340	$16,410	$(70)	(0.4)%	$3,276	$226	$3,050	NM	$—	$12	$(12)	NM	$19,616	$16,648	$2,968	17.8%
Operating expense reimbursements	4,675	3,769	906	24.0%	915	20	895	NM	—		—	NM	5,590	3,789	1,801	47.5%
Total revenues	21,015	20,179	836	4.1%	4,191	246	3,945	NM	—	12	(12)	NM	25,206	20,437	4,769	23.3%
Property operating and maintenance	6,960	6,081	418	6.9%	1,166	50	1,116	NM	—	15	(15)	NM	8,126	6,146	1,980	32.2%
NOI	$14,055	$14,098	$(43)	(0.3)%	$3,025	$196	$2,829	NM	$—	$(3)	$3	NM	$17,080	$14,291	$2,789	19.5%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included 27 Acquisition properties.

(3)	Our MOB segment included one Disposition property.

(4)	Our MOB segment included 106 properties as of June 30, 2018.
NM — Not Meaningful
Rental income is primarily related to contractual rent received from tenants in our MOBs. Generally, operating expense reimbursements increase in proportion with the increase in property operating and maintenance expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees.
All of our Acquisitions during 2018 were MOB properties. During the quarter ended June 30, 2018, MOB Acquisitions contributed $2.8 million of NOI which represented the increase in the MOB segment NOI.
During the quarter ended June 30, 2018, our Same Store property operating and maintenance expenses increased $0.4 million due to increased property tax expectations and higher building operating and maintenance costs. Property operating expense reimbursements increased $0.9 million due to the increased property operating and maintenance expenses that are reimbursable by our tenants. Reimbursement of property operating and maintenance expenses in our Same Store properties increased 5.2% from 62.0% during the three months ended June 30, 2017, to 67.2% during the three months ended June 30, 2018 due to increased expenses which are reimbursable under leases.

Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended June 30, 2018 and 2017:

	Same Store (1)				Dispositions (2)				Segment Total
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$5,921	$6,236	(315)	(5.1)%	$—	$1,194	$(1,194)	NM	$5,921	$7,430	$(1,509)	(20.3)%
Operating expense reimbursements	236	97	139	143.3%	—	—	—	NM	236	97	139	143.3%
Total revenues	6,157	6,333	(176)	(2.8)%	—	1,194	(1,194)	NM	6,157	7,527	(1,370)	(18.2)%
Property operating and maintenance	2,017	3,603	(1,586)	(44.0)%	—	911	(911)	NM	2,017	4,514	(2,497)	(55.3)%
NOI	$4,140	$2,730	$1,410	51.6%	$—	$283	$(283)	NM	$4,140	$3,013	$1,127	37.4%
_______________

(1)	Our triple-net leased healthcare facilities segment included 26 Same Store properties.

(2)	Includes 18 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment.
NM — Not Meaningful
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Rental income is related to contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. During the three months ended June 30, 2018, rental income in our triple-net leased healthcare facilities segment decreased $1.5 million compared to the three months ended June 30, 2017. $1.2 million of this decrease resulted from the 18 Dispositions which were transitioned to the SHOP segment due to tenants' failure or inability to meet their contractual lease obligations.
Operating expense reimbursements in our triple-net leased healthcare facilities segment generally include reimbursement for property operating expenses that we pay on behalf of tenants in this segment. However, pursuant to many of our lease agreements in this segment tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance expense should typically include minimal activity in our triple-net leased healthcare facilities segment except for real estate taxes, insurance, and bad debt expense. Real estate taxes are typically paid directly by the tenants; however, they may be paid by us and reimbursed by the tenants.
Property operating and maintenance expenses of $2.0 million during the three months ended June 30, 2018 primarily relates to $1.6 million of bad debt expense recorded on two properties in Illinois, two properties in Wisconsin, and one property in Florida, which is described below in more detail. Property operating and maintenance expense during the three months ended June 30, 2017 primarily related to real estate taxes that were not reimbursed and bad debt expense in our triple-net leased facilities located in Texas, Illinois and Wisconsin.
In January 2018, we entered into an agreement with a tenant at two properties in Illinois and two properties in Wisconsin in which we agreed to forbear from exercising legal remedies, including staying a lawsuit against the tenant, as long as the tenant pays the amounts due for rent and property taxes on an updated payment schedule (the "Forbearance Agreement"). The tenant is currently in default of the Forbearance Agreement and owes us $2.0 million of rent, property taxes, late fees, and interest receivable thereunder. During the three months ended June 30, 2018 we incurred a $0.3 million bad debt expense related to these receivables that is recorded in property operating and maintenance expense.
We have tenants and former tenants at two of our properties in Wellington and Lutz, Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe us $7.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of June 30, 2018. We have the entire receivable balance and related income from the NuVista Tenants fully reserved as of June 30, 2018. During the three months ended June 30, 2018, we incurred a $1.2 million bad debt expense related to these receivables that is recorded in property operating and maintenance expense.
At the Wellington, Florida property, we have filed litigation to pursue eviction proceedings against the NuVista Tenant there and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property. The Lutz, Florida property transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, we replaced the NuVista Tenant as a tenant with a TRS and have engaged a third party to operate the property. This new operator is currently pursuing a Medicare license and will be unable to bill Medicare for services performed until one is granted. We have, therefore, accumulated $4.4 million of Medicare receivables as of June 30, 2018. We currently expect that the replacement operator will be able to successfully bill and collect once the operator obtains this license. The NuVista

Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of our development property in Jupiter, Florida which is also currently in default to us. See “-Palm and the NuVista Tenants” for further details.

Segment Results — Seniors Housing - Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended June 30, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident services and fee income	$46,106	$46,276	$(170)	(0.4)%	$13,483	$1,523	$11,960	NM	$59,589	$47,799	$11,790	24.7%
Rental income	4	3	1	NM	—	—	—	NM	4	3	1	NM
Total revenues	46,110	46,279	(169)	(0.4)%	13,483	1,523	11,960	NM	59,593	47,802	11,791	24.7%
Property operating and maintenance	32,371	31,988	383	1.2%	11,243	1,712	9,531	NM	43,614	33,700	9,914	29.4%
NOI	$13,739	$14,291	$(552)	(3.9)%	$2,240	$(189)	$2,429	NM	$15,979	$14,102	$1,877	13.3%
_______________

(1)	Our SHOP segment included 57 Same Store properties.

(2)
Our SHOP segment included three properties acquired from third parties, as well as 18 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities operating segment.

(3)	Our SHOP segment included of 58 properties as of June 30, 2018, including two operating properties and two land parcels.
NM — Not Meaningful
Resident services and fee income is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expense relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators and costs associated with maintaining the physical site.
During the three months ended June 30, 2018, resident services and fee income and rental income increased by $11.8 million in our SHOP segment as compared to the three months ended June 30, 2017. Acquisitions, primarily comprising our 18 triple-net leased healthcare facilities that transitioned to our SHOP operating segment, contributed to an increase of $12.0 million, partially offset by a $0.2 million decrease in revenues in our Same Store properties (see Segment Results — Triple-Net Leased Healthcare Facilities for further details on the properties which were transitioned to our SHOP operating segment).The decrease in Same Store resident services and fee income during the three months ended June 30, 2018 was primarily due to lower occupancies in specific markets in Florida, Georgia and Kansas City due to additional competition. The increase in Same Store property operating and maintenance expense is due to increased wages and building operational expenses.
Other Results of Operations
Operating Fees to Related Parties
Operating fees to related parties increased $0.1 million to $5.8 million for the three months ended June 30, 2018 from $5.6 million for the three months ended June 30, 2017.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the period preceding the February 17, 2017 amendment, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees remained unchanged at $4.9 million for the three months ended June 30, 2018 and 2017.
Property management fees increased $0.1 million to $0.9 million for the three months ended June 30, 2018 from $0.8 million for the three months ended June 30, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally change in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses were $0.1 million for the three months ended June 30, 2018 compared to $1.7 million for the three months ended June 30, 2017, primarily related to costs associated with the negotiation and execution of the purchase agreement related to the Asset Purchase.

General and Administrative Expenses
General and administrative expenses increased $1.2 million to $4.6 million for the three months ended June 30, 2018 compared to $3.4 million for the three months ended June 30, 2017, which includes $2.2 million and $1.7 million incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties, respectively. General and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $1.5 million to $20.9 million for the three months ended June 30, 2018 from $19.3 million for the three months ended June 30, 2017. Our acquisitions contributed approximately $2.5 million to the increase. Same Store depreciation and amortization decreased $0.1 million primarily due to several intangible assets becoming fully amortized.
Interest Expense
Interest expense increased $5.6 million to $12.2 million for the three months ended June 30, 2018 from $6.6 million for the three months ended June 30, 2017. The increase in interest expense is related to higher overall outstanding debt including new borrowings under our master credit facilities related to Fannie Mae's Multifamily MBS program (the "Fannie Mae Master Credit Facilities"). This increase in outstanding debt under the Fannie Mae Master Credit Facilities was partially offset by paydowns of our multi-property mortgage loan with Capital One, National Association (the "Bridge Loan") entered into in December 2017.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income remained unchanged at approximately $2,000 for the three months ended June 30, 2018 and 2017. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the three months ended June 30, 2018 and 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax (Expense) Benefit
Income tax (expense) benefit of approximately $(0.5) million and $0.2 million for the three months ended June 30, 2018 and 2017 primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $31,000 and $5,000 for the three months ended June 30, 2018 and 2017, respectively, which represents the portion or our net income that is related to limited partner interests in the OP ("OP Units") and non-controlling interest holders.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended 2017
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $12.9 million and $10.9 million for the six months ended June 30, 2018 and 2017, respectively. The following table shows our results of operations for the six months ended June 30, 2018 and 2017 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%
Revenues:
Rental income	$50,827	$48,103	$2,724	5.7%
Operating expense reimbursements	10,798	7,990	2,808	35.1%
Resident services and fee income	118,770	94,288	24,482	26.0%
Total revenues	180,395	150,381	30,014	20.0%

Operating expenses:
Property operating and maintenance	106,863	86,971	19,892	22.9%
Impairment charges	733	35	698	1,994.3%
Operating fees to related parties	11,490	10,938	552	5.0%
Acquisition and transaction related	293	4,588	(4,295)	(93.6)%
General and administrative	8,264	7,576	688	9.1%
Depreciation and amortization	41,633	39,822	1,811	4.5%
Total expenses	169,276	149,930	19,346	12.9%
Operating gain	11,119	451	10,668	2,365.4%
Other income (expense):
Interest expense	(23,365)	(12,070)	(11,295)	(93.6)%
Interest and other income	5	3	2	66.7%
Gain on sale of real estate investment	—	438	(438)	(100.0)%
Gain (loss) on non-designated derivatives	28	(107)	135	126.2%
Total other expenses	(23,332)	(11,736)	(11,596)	(98.8)%
Loss before income taxes	(12,213)	(11,285)	(928)	(8.2)%
Income tax (expense) benefit	(775)	397	(1,172)	(295.2)%
Net loss	(12,988)	(10,888)	(2,100)	(19.3)%
Net loss attributable to non-controlling interests	47	33	14	42.4%
Net loss attributable to stockholders	$(12,941)	$(10,855)	$(2,086)	(19.2)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the six months ended June 30, 2018 and 2017:

	Same Store(1)				Acquisitions(2)				Dispositions(3)				Segment Total
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$32,865	$32,734	$131	0.4%	$6,106	$226	$5,880	NM	$—	$36	$(36)	NM	$38,971	$32,996	$5,975	18.1%
Operating expense reimbursements	8,591	7,552	1,039	13.8%	1,634	20	1,614	NM	—	2	(2)	NM	10,225	7,574	2,651	35.0%
Total revenues	41,456	40,286	1,170	2.9%	7,740	246	7,494	NM	—	38	(38)	NM	49,196	40,570	8,626	21.3%
Property operating and maintenance	13,095	11,795	1,300	11.0%	2,249	50	2,199	NM	—	36	(36)	NM	15,344	11,881	3,463	29.1%
NOI	$28,361	$28,491	$(130)	(0.5)%	$5,491	$196	$5,295	NM	$—	$2	$(2)	NM	$33,852	$28,689	$5,163	18.0%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included 27 Acquisition properties.

(3)	Our MOB segment included one Disposition property.
NM — Not Meaningful
Rental income is primarily related to contractual rent received from tenants in our MOBs. Generally, operating expense reimbursements increase in proportion with the increase in property operating and maintenance expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees.
All of our Acquisitions during 2018 were MOBs. During the six months ended June 30, 2018, MOB Acquisitions contributed $5.5 million of NOI which represented the increase in the MOB segment NOI.
During the six months ended June 30, 2018, our Same Store property operating and maintenance expenses increased $1.3 million due to increased property tax expectations and higher building operating and maintenance costs. Property operating expense reimbursements increased $1.0 million due to the increased property operating and maintenance expenses that are reimbursable by our tenants. Reimbursement of property operating and maintenance expenses in our Same Store properties increased 1.6% from 64.0% during the six months ended June 30, 2017, to 65.6% during the three months ended June 30, 2018 due to increased expenses which are reimbursable under leases.

Segment Results — Triple - Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the six months ended June 30, 2018 and 2017:

	Same Store (1)				Dispositions (2)				Segment Total
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$11,849	$12,484	$(635)	(5.1)%	$—	$2,617	$(2,617)	(100.0)%	$11,849	$15,101	$(3,252)	(21.5)%
Operating expense reimbursements	573	416	157	NM	—	—	—	NM	573	416	157	NM
Total revenues	12,422	12,900	(478)	(3.7)%	—	2,617	(2,617)	(100.0)%	12,422	15,517	(3,095)	(19.9)%
Property operating and maintenance	4,443	6,589	(2,146)	(32.6)%	—	2,691	(2,691)	NM	4,443	9,280	(4,837)	(52.1)%
NOI	$7,979	$6,311	$1,668	26.4%	$—	$(74)	$74	(100.0)%	$7,979	$6,237	$1,742	27.9%
_______________

(1)	Our triple-net leased healthcare facilities segment included 26 Same Store properties.

(2)	Includes 18 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment.
NM — Not Meaningful
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Rental income is related to contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. During the six months ended June 30, 2018, rental income in our triple-net leased healthcare facilities segment decreased $3.3 million compared to the six months ended June 30, 2017. $2.6 million of this decrease resulted from the 18 Dispositions which were transitioned to the SHOP segment due to tenants' failure or inability to meet their contractual lease obligations.
Operating expense reimbursements in our triple-net leased healthcare facilities segment generally include reimbursement for property operating expenses that we pay on behalf of tenants in this segment. However, pursuant to many of our lease agreements in this segment, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance expense should typically include minimal activity in our triple-net leased healthcare facilities segment except for real estate taxes, insurance, and bad debt expense. Real estate taxes are typically paid directly by the tenants; however, they may be paid by us and reimbursed by the tenants.
Property operating and maintenance expenses of $4.4 million during the six months ended June 30, 2018 primarily relates to $4.1 million of bad debt expense recorded on two properties in Illinois, two properties in Wisconsin, and one property in Florida, which is described below in more detail. Property operating and maintenance expense during the six months ended June 30, 2017 primarily related to real estate taxes that were not reimbursed and bad debt expense in our triple-net leased facilities located in Texas, Illinois and Wisconsin.
In January 2018, we entered into the Forbearance Agreement. The tenant is currently in default of the Forbearance Agreement and owes us $2.0 million of rent, property taxes, late fees, and interest receivable thereunder. During the six months ended June 30, 2018 we incurred a $0.3 million bad debt expense related to these receivables that is recorded in property operating and maintenance expense.
The NuVista Tenants at two of our properties in Wellington and Lutz, Florida have been in default under their leases since July 2017 and collectively owe us $7.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of June 30, 2018. We have the entire receivable balance and related income from the NuVista Tenants fully reserved as of June 30, 2018. During the six months ended June 30, 2018 we incurred a $3.8 million bad debt expense related to these receivables that is recorded in property operating and maintenance expense.
At the Wellington, Florida property, we have filed litigation to pursue eviction proceedings against the NuVista Tenant there and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property. The Lutz, Florida property transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, we replaced the NuVista Tenant as a tenant with a TRS and have engaged a third party to operate the property. This new operator is currently pursuing a Medicare license and will be unable to bill Medicare for services performed until one is granted. We have, therefore, accumulated $4.4 million of Medicare receivables as of June 30, 2018. We currently expect that the replacement operator will be able to successfully bill and collect once the operator obtains this license. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See “-Palm and the NuVista Tenants” for further details.

In October 2016, we terminated the lease for six triple-net healthcare facilities located in Illinois early in which a receiver was appointed by a court to manage and conserve these properties in November 2016. According to the receivership order, the court ordered receiver was only obligated to pay rental payments in the event that they produce excess cash flow from operations. During the six months ended June 30, 2018 we incurred a $0.9 million net benefit from winding down operations of the court ordered receiver which was terminated on November 1, 2017. A new tenant was installed at the properties effective November 1, 2017.

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the six months ended June 30, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Segment Total
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident services and fee income	$92,435	$92,765	$(330)	(0.4)%	$26,335	$1,523	$24,812	NM	$118,770	$94,288	$24,482	26.0%
Rental income	6	6	—	NM	1	—	1	NM	7	6	1	NM
Total revenues	92,441	92,771	(330)	(0.4)%	26,336	1,523	24,813	NM	118,777	94,294	24,483	26.0%
Property operating and maintenance	64,700	64,097	603	0.9%	22,376	1,713	20,663	NM	87,076	65,810	21,266	32.3%
NOI	$27,741	$28,674	$(933)	(3.3)%	$3,960	$(190)	$4,150	NM	$31,701	$28,484	$3,217	11.3%
_______________

(1)	Our SHOP segment included 57 Same Store properties.

(2)
Our SHOP segment included three Acquisitions properties acquired from third parties, as well as 18 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities operating segment.

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
During the six months ended June 30, 2018, resident services and fee income and rental income increased by $24.5 million in our SHOP segment as compared to the six months ended June 30, 2017. Acquisitions, primarily comprising of our six triple-net leased healthcare facilities that transitioned to our SHOP operating segment on January 1, 2018 and 12 triple-net leased healthcare facilities that transitioned to our SHOP operating segment on June 8, 2017 contributed to an increase of $24.8 million, partially offset by a decrease of $0.3 million in revenues in our Same Store properties (see Segment Results — Triple-Net Leased Healthcare Facilities for further details on the properties which were transitioned to our SHOP operating segment). The decrease in Same Store resident services and fee income during the six months ended June 30, 2018 was primarily due to lower occupancies in specific markets in Florida, Georgia and Kansas City due to additional competition. The increase in Same Store property operating and maintenance is due to increased wages and building operational expenses.
Other Results of Operations
Impairment Charges
We recorded $0.7 million and approximately $35,000 of impairment charges for the six months ended June 30, 2018 and 2017, respectively.
Operating Fees to Related Parties
Operating fees to related parties increased $0.6 million to $11.5 million for the six months ended June 30, 2018 from $10.9 million for the six months ended June 30, 2017.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the period preceding the February 17, 2017 amendment, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.3 million to $9.8 million for the six months ended June 30, 2018 from $9.4 million for the six months ended June 30, 2017.
Property management fees increased $0.2 million to $1.7 million during the six months ended June 30, 2018 from $1.5 million for the six months ended June 30, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements which provides detail on our fees and expense reimbursements.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.3 million for the six months ended June 30, 2018 primarily related to costs associated with acquisitions. Acquisition and transaction related expenses of approximately $4.6 million for the six months ended June 30, 2017 primarily related to costs associated with the negotiation and execution of the Purchase Agreement. Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process.
General and Administrative Expenses
General and administrative expenses increased $0.7 million to $8.3 million for the six months ended June 30, 2018 from $7.6 million for the six months ended June 30, 2017, including $4.4 million and $3.3 million incurred from related parties during the six months ended June 30, 2018 and 2017, respectively. Expenses incurred primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties and distributions on Class B Units.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $1.8 million to $41.6 million for the six months ended June 30, 2018 from $39.8 million for the six months ended June 30, 2017. Our acquisitions contributed $4.8 million to the increase. Same Store depreciation and amortization decreased $3.0 million primarily due to several intangible assets becoming fully amortized.
Interest Expense
Interest expense increased $11.3 million to $23.4 million for the six months ended June 30, 2018 from $12.1 million for the six months ended June 30, 2017. The increase in interest expense is related to higher overall outstanding debt including new borrowings under the Fannie Mae Master Credit Facilities and a $250.0 million secured loan with KeyBank (the "MOB Loan"). This increase in outstanding debt under the Fannie Mae Master Credit Facilities was offset by paydowns of the Bridge Loan entered into in December 2017.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income increased to approximately $5,000 for the six months ended June 30, 2018 from approximately $3,000 for the six months ended June 30, 2017. Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period.
Gain on Sale of Real Estate Investment
Gain on sale of investment property for the six months ended June 30, 2017 pertained to the sale of a real estate investment, which resulted in a gain of $0.4 million during the period.
Gain (Loss) on Non-Designated Derivatives
Loss on non-designated derivative instruments for the six months ended June 30, 2018 and 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax (Expense) Benefit
Income tax expense of $0.8 million and benefit of $0.4 million for the six months ended June 30, 2018 and 2017, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $47,000 and approximately $33,000 for the six months ended June 30, 2018 and 2017, which represents the portion of our net income that is related to OP Unit and non-controlling interest holders.

Cash Flows from Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities was $27.6 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $38.6 million (net loss of $13.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $1.5 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees, and an increase of $1.3 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $9.5 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $4.4 million.
During the six months ended June 30, 2017, net cash provided by operating activities was $36.6 million. Cash inflows related to a net loss adjusted for non-cash items of $37.8 million (net loss of $10.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, share based compensation, bad debt expense, gain on real estate investment, loss on non-designated derivatives and impairment charges of $48.7 million), an increase in accounts payable and accrued expenses of $4.5 million primarily related to tenant security deposits received from our triple-net leased healthcare facilities and MOBs, higher accrued real estate taxes, property operating expenses and professional and legal fees, as well as an increase of $1.9 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $4.5 million due to rent, other receivables and prepaid insurance and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $3.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 was $39.2 million. The cash used in investing activities included $35.0 million for the acquisition of five MOBs during the period and to fund the ongoing development property in Jupiter, Florida, as well as $4.2 million in capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2017 was $20.8 million. The cash used in investing activities included $18.4 million for the acquisition of a MOB during the period and to fund the ongoing development of a skilled nursing facility in Jupiter, Florida. Also, $3.3 million of capital expenditures contributed to the cash used in investing activities, along with deposits for real estate acquisitions of $1.0 million. These outflows were partially offset by the proceeds received from our property sale during the six months ended June 30, 2017 of $0.8 million, cash received in the asset acquisition and transfer of operations of 12 SHOPs of $0.9 million and deposits received for unconsummated dispositions of a vacant land parcel and eight triple-net leased healthcare facilities of $0.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $5.3 million during the six months ended June 30, 2018 related to mortgage principal repayments of $62.5 million, distributions to stockholders of $30.9 million, common stock repurchases of $11.1 million, payments of our senior secured revolving credit facility (the "Revolving Credit Facility") of $80.0 million, deferred financing costs of $3.2 million, and distributions to non-controlling interest holders of $0.3 million. These cash outflows were partially offset by proceeds from our Fannie Mae Master Credit Facilities of $64.2 million and the $118.7 million multi-property mortgage loan incurred in April 2018 (the "Multi-Property CMBS Loan").
Net cash provided by financing activities of $114.0 million during the six months ended June 30, 2017 related to proceeds from the MOB Loan of $250.0 million and proceeds from our Fannie Mae Master Credit Facilities of $128.1 million, partially offset by repayments of the Revolving Credit Facility of $187.0 million, common stock repurchases of $27.9 million, distributions to stockholders of $39.1 million, payments of deferred financing costs of $8.5 million, mortgage principal repayments of $1.2 million, distributions to noncontrolling interest holders of $0.3 million and payments for non-designated derivative instruments of $0.2 million.
Liquidity and Capital Resources
As of June 30, 2018, we had $71.0 million of cash and cash equivalents. Following an amendment to the Revolving Credit Facility in October 2017, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents must be equal to at least $30.0 million at all times. Our principal demands for cash will be for funding our ongoing development project, acquisitions and capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.

We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from the DRIP, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Credit Facilities and other secured financings. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any.
Tender Offer
On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of our common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. We made the Tender Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018. On April 4, 2018 and April 16, 2018 the Tender offer was amended to reduce the number of shares we were offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. In accordance with the terms of the Tender Offer, we accepted for purchase 229,999 shares for a total cost of approximately $3.0 million, which was funded with available cash.
Financings
As of June 30, 2018, our total debt leverage ratio (total debt divided by total assets, net) was approximately 41.9% and we had total borrowings of $990.6 million, at a weighted average interest rate of 4.40%. As of December 31, 2017 we had total borrowings of $950.2 million, at a weighted average interest rate of 3.93%. We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. Such actions may require us to pledge some or all of our unencumbered properties as security for that debt. The gross carrying value of unencumbered assets as of June 30, 2018 was $410.9 million. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of June 30, 2018, we had $471.6 million in mortgage notes payable outstanding, including the Bridge Loan with Capital One as administrative agent and lender. See Note 4 - Mortgages Payable for additional information. Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $21.0 million and $18.1 million, respectively.
On December 28, 2017, we entered into the Bridge Loan with Capital One as administrative agent and lender. See Note 4 — Mortgage Notes Payable for additional information.
On April 10, 2018, we entered into the Multi-Property CMBS Loan with KeyBank. The Multi-Property CMBS Loan has a fixed interest rate of 4.541% and a maturity date of May 1, 2028. The Multi-Property CMBS Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Multi-Property CMBS Loan is secured by, among other things, mortgages on 20 medical office buildings in 12 states. KeyBank is permitted to securitize the Multi-Property CMBS Loan or any portion thereof.
At the closing of the Multi-Property CMBS Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $80.0 million of indebtedness under the Revolving Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the Multi-Property CMBS Loan, and (ii) fund approximately $3.8 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The approximately $33 million in remaining net proceeds available to us may be used for general corporate purposes.
Revolving Credit Facility
As of June 30, 2018, $159.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $22.8 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. During May 2018. ten properties were added to the borrowing base of the Revolving Credit Facility. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Revolving Credit Facility matures on March 21, 2019. We plan on refinancing the Revolving Credit Facility prior to its maturity.
The Revolving Credit Facility requires us to meet certain financial covenants on a quarterly basis. The Advisor has elected to, without any interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. The Advisor’s deferral enabled us to comply with such covenants as of December 31, 2017. These deferred fees and reimbursements are due to the Advisor upon demand within two business days' written notice and no later than June 30,

2018. These 2017 Advisor fee deferral amounts were fully paid in April 2018. As of June 30, 2018, we were in compliance with the financial covenants under the Revolving Credit Facility. There can be no assurance that the Advisor will agree to defer future fees or reimbursements, including deferrals required to meet financial covenants per the Revolving Credit Facility.
Fannie Mae Master Credit Facilities
As of June 30, 2018, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
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
On April 17, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a single-tenant, triple-net leased MOB for a contracted purchase price of $6.0 million. The property is located in Milwaukee, WI and comprises approximately 24,000 square feet. We accounted for the purchase as an asset acquisition.
On May 11, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a single-tenant, triple-net leased MOB for a contracted purchase price of $7.5 million. The property is located in Tallahassee, FL and comprises approximately 22,000 square feet. We accounted for the purchase as an asset acquisition.
All 2018 acquisitions were funded with cash on hand.
Dispositions
On July 26, 2018, the Company entered into a purchase and sale agreement for the sale of six MOB properties located in New York with an aggregate contract sale price of approximately $68.0 million. Three of these properties are pledged to the borrowing base of the Revolving Line of Credit. One of these properties is encumbered under the Multi-Property CMBS Loan.
On July 30, 2018, the Company entered into a purchase and sale agreement for the sale of one SHOP property located in Idaho with a contract sale price of approximately $7.5 million. This property is pledged to the borrowing base of the Revolving Line of Credit.
These dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Assets Held for Sale
In January 2017, we entered into a purchase and sale agreement to sell eight of our skilled nursing facility properties in Missouri (the "Missouri SNF Properties") to affiliates of the tenant-operators of the facilities for $42.0 million. Pursuant to their rights under the initial purchase and sale agreement, the contract purchasers had seven options to adjourn the closing date for the sale through December 31, 2018, with each adjournment conditioned on the purchasers' deposit of additional earnest money.
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
Palm and the NuVista Tenants
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of June 30, 2018, we had funded $86.0 million, including $10.0 million for the land and $76.0 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. As of June 30, 2018, we had funded $4.0 million in excess of its $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. As described in more detail below, entities related to Palm are, however, in default to us under leases at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns so funded.
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
The NuVista Tenants are related to Palm and have been in default under their leases at two of our properties, Wellington and Lutz, Florida since July 2017 and collectively owe us $7.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of June 30, 2018. We have the entire receivable balance and related income from the NuVista Tenants fully reserved as of June 30, 2018. We have incurred $3.8 million and $1.0 million of bad debt expense related to the NuVista Tenants during the six months ended June 30, 2018 and 2017, respectively.
At the Wellington, Florida property, we have filed litigation to pursue eviction proceedings against the NuVista Tenant there and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property. There can be no assurance the outcome of these proceedings will be favorable to us. The Lutz, Florida property transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, we replaced the NuVista Tenant as a tenant with a TRS and have engaged a third party to operate the property. This new operator is currently pursuing a Medicare license and will be unable to bill Medicare for services performed until one is granted. We have, therefore, accumulated $4.4 million of Medicare receivables as of June 30, 2018. We currently expect that the replacement operator will be able to successfully bill and collect once the operator obtains this license. There can be no assurance, however, that the new operator will obtain this license and that we will be able to generate income from this property.
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
On June 14, 2017, we announced that the Board approved and adopted an amended and restated SRP that superseded and replaced the existing SRP, effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
We suspended the SRP during the pendency of the Tender Offer which commenced on March 13, 2018. On June 29, 2018, we announced that the Board unanimously determined to reactivate the SRP, effective June 30, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. Accordingly, 155,904 shares were repurchased on July 31, 2018 for $3.2 million at an average price per share of $20.25, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.

The following table reflects the number of shares repurchased cumulatively through June 30, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Six months ended June 30, 2018 (2)	373,967	$21.45
Cumulative repurchases as of June 30, 2018	2,903,765	$22.30
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
(2) Includes 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45. Does not include 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018.
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

	Three Months Ended		Year To Date
(In thousands)	March 31, 2018	June 30, 2018	June 30, 2018
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)	$(6,950)	$(12,941)
Depreciation and amortization (1)	20,458	20,591	41,049
Impairment charges	733	—	733
Gain on sale of real estate investment	—	—	—
Adjustments for non-controlling interests (2)	(103)	(108)	(211)
FFO attributable to stockholders	15,097	13,533	28,630
Acquisition and transaction related	173	120	293
Amortization of market lease and other intangibles, net	86	77	163
Straight-line rent adjustments, net of related bad debt expense of $1,468, $147 and $1,615, respectively	(628)	(2,027)	(2,655)
Amortization of mortgage premiums and discounts, net	(69)	(64)	(133)
(Gain) Loss on non-designated derivatives	(178)	150	(28)
Capitalized construction interest costs	(670)	(785)	(1,455)
Adjustments for non-controlling interests (2)	6	13	19
MFFO attributable to stockholders	$13,817	$11,017	$24,834
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

	Three Months Ended		Year To Date
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)	$(4,716)	$(10,855)
Depreciation and amortization (1)	20,240	19,068	39,308
Impairment charges	35	—	35
Gain on sale of real estate investment	—	(438)	(438)
Adjustments for non-controlling interests (2)	(99)	(77)	(176)
FFO attributable to stockholders	14,037	13,837	27,874
Acquisition and transaction-related	2,845	1,743	4,588
Amortization of market lease and other lease intangibles, net	119	76	195
Straight-line rent adjustments, net of related bad debt expense of $334, $1,286 and $1,620, respectively	(1,052)	(367)	(1,419)
Amortization of mortgage premiums and discounts, net	(440)	(439)	(879)
Loss on non-designated derivative instruments	64	43	107
Capitalized construction interest costs	(418)	(484)	(902)
Adjustments for non-controlling interests (2)	(5)	(4)	(9)
MFFO attributable to stockholders	$15,150	$14,405	$29,555
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$15,265	$923	$—	$(23,138)	$(6,950)
Impairment charges	—	—	—	—	—
Operating fees to related parties	—	—	—	5,763	5,763
Acquisition and transaction related	—	51	—	69	120
General and administrative	6	—	—	4,606	4,612
Depreciation and amortization	18,167	2,614	—	83	20,864
Interest expense	108	61	—	12,039	12,208
Interest and other income	(1)	—	—	(1)	(2)
Gain on sale of real estate investments	—	—	—	—	—
Loss on non-designated derivative instruments	—	—	—	150	150
Income tax benefit	—	—		466	466
Net income (loss) attributable to non-controlling interests	2	4	—	(37)	(31)
NOI	$33,547	$3,653	$—	$—	$37,200
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$29,309	$1,512	$—	$(43,748)	$(12,927)
Impairment charges	733	—	—	—	733
Operating fees to related parties	—	—	—	11,490	11,490
Acquisition and transaction related	1	112	—	180	293
General and administrative	6	—	—	8,244	8,250
Depreciation and amortization	36,441	4,976	—	216	41,633
Interest expense	313	123	—	22,929	23,365
Interest and other income	(4)	—	—	(1)	(5)
Gain on sale of real estate investments	—	—	—	—	—
Loss on non-designated derivative instruments	—	—	—	(28)	(28)
Income tax benefit	—	—		775	775
Net income (loss) attributable to non-controlling interests	2	8	—	(57)	(47)
NOI	$66,801	$6,731	$—	$—	$73,532
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
During the six months ended June 30, 2018, distributions paid to common stockholders and OP Unit holders totaled $52.3 million, including $21.1 million which was reinvested into additional shares of common stock through our DRIP. For the six months ended June 30, 2018, cash flows provided by operations were $27.6 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Six Months Ended
	March 31, 2018		June 30, 2018		June 30, 2018
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock issued under the DRIP	$19,126		$11,816		$30,942
Distributions reinvested in common stock issued under the DRIP	13,355		7,739		21,094
Distributions on OP Units	145		87		232
Total distributions (1)	$32,626		$19,642		$52,268

Source of distribution coverage:
Cash flows provided by operations	$16,918	51.9%	$10,671	54.3%	$27,589	52.8%
Proceeds received from common stock issued under the DRIP (2)	13,355	40.9%	7,739	39.4%	21,094	40.4%
Available cash on hand (3)	2,353	7.2%	1,232	6.3%	3,585	6.8%
Total source of distribution coverage	$32,626	100.0%	$19,642	100.0%	$52,268	100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,918		$10,671		$27,589
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)		$(6,950)		$(12,941)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.

(3)	Includes proceeds received from credit facilities and mortgage notes payable.
For the six months ended June 30, 2018, cash flows provided by operations were $27.6 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.

We have historically not generated sufficient cash flow from operations to fund distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives. To the extent interest expense increases, we will have less cash available for distribution. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by the Board in establishing a distribution rate to stockholders.
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

Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2018, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
On April 10, 2018, we entered into the Multi-Property CMBS Loan. See Liquidity and Capital Resources for further discussion on material financing transactions.
There were no other material changes in the Company's contractual obligations at June 30, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Related-Party Transactions and Agreements
Please see Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the six months ended June 30, 2018.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through June 30, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Six months ended June 30, 2018 (2)	373,967	$21.45
Cumulative repurchases as of June 30, 2018	2,903,765	$22.30
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
(2) Includes 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45. Does not include 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018.
On March 13, 2018, we announced the Tender Offer to purchase up to 2.0 million shares of our common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. We made the Tender Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018. On April 4, 2018 and April 16, 2018 the Tender Offer was amended to reduce the number of shares we were offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. In accordance with the terms of the Tender Offer, we accepted for purchase 229,999 shares for a total cost of approximately $3.0 million.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 3, 2018, we entered into new indemnification agreements (the “Indemnification Agreements”) with our directors, executive officers, the Advisor and AR Global. We also expect to enter into similar indemnification agreements with our future directors and officers.
The Indemnification Agreements replace and supersede previous indemnification agreements between us, on the one hand, and each of our directors, executive officers, the Advisor and AR Global, on the other hand. The new form of Indemnification Agreement permits us to indemnify the indemnitees to the maximum extent permitted by Maryland law and removes certain limitations previously required by the Statement of Policy Regarding Real Estate Investment Trusts promulgated by the North American Securities Administrators Association, Inc., or the NASAA Guidelines, that are no longer applicable to us.
The foregoing summary description of the material terms of the Indemnification Agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the form of Indemnification Agreement, which is attached hereto as Exhibit 10.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 3, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1 (1)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender.
10.2 (1)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.3 (1)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.4 (1)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender.
10.5 (1)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee.
10.6 (1)
First Amendment to Amended and Restated Property Management and Leasing Agreement, dated as of April 10, 2018, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC.

10.7 *	Form of Indemnification Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Report on Form 10-Q for the three months ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.
(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.