Form 10-Q
period 2018-09-30
Healthcare Trust, Inc.
filed 2018-11-13
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of October 31, 2018, the registrant had 91,374,181 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$202,720	$201,427
Buildings, fixtures and improvements	1,957,560	1,955,940
Construction in progress	78,692	72,007
Acquired intangible assets	255,993	256,678
Total real estate investments, at cost	2,494,965	2,486,052
Less: accumulated depreciation and amortization	(361,906)	(309,711)
Total real estate investments, net	2,133,059	2,176,341
Cash and cash equivalents	52,109	94,177
Restricted cash	17,097	8,411
Assets held for sale	79,995	37,822
Derivative assets, at fair value	9,271	2,550
Straight-line rent receivable, net	16,178	15,327
Prepaid expenses and other assets (including $68 due from related parties as of September 30, 2018)	30,302	22,099
Deferred costs, net	12,904	15,134
Total assets	$2,350,915	$2,371,861

LIABILITIES AND EQUITY
Mortgage notes payable, net	$462,745	$406,630
Credit facilities	549,022	534,869
Market lease intangible liabilities, net	17,579	18,829
Accounts payable and accrued expenses (including $732 and $1,637 due to related parties as of September 30, 2018 and December 31, 2017, respectively)	40,981	38,112
Deferred rent	6,242	6,201
Distributions payable	6,381	11,161
Total liabilities	1,082,950	1,015,802

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 91,608,625 and 91,002,766 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	917	910
Additional paid-in capital	2,024,460	2,009,197
Accumulated other comprehensive income	9,017	2,473
Accumulated deficit	(774,441)	(665,026)
Total stockholders' equity	1,259,953	1,347,554
Non-controlling interests	8,012	8,505
Total equity	1,267,965	1,356,059
Total liabilities and equity	$2,350,915	$2,371,861

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$25,686	$23,118	$76,513	$71,221
Operating expense reimbursements	4,579	3,906	15,377	11,896
Resident services and fee income	59,926	52,048	178,696	146,336
Total revenues	90,191	79,072	270,586	229,453

Operating expenses:
Property operating and maintenance	59,298	48,443	166,161	135,414
Impairment charges	17,837	18,958	18,570	18,993
Operating fees to related parties	5,743	5,635	17,233	16,573
Acquisition and transaction related	40	(261)	333	4,327
General and administrative	4,441	3,540	12,705	11,116
Depreciation and amortization	20,466	19,089	62,099	58,911
Total expenses	107,825	95,404	277,101	245,334
Operating loss	(17,634)	(16,332)	(6,515)	(15,881)
Other income (expense):
Interest expense	(12,597)	(8,838)	(35,962)	(20,908)
Interest and other income	16	302	21	305
Gain on sale of real estate investment	—	—	—	438
Gain (loss) on non-designated derivatives	18	(22)	46	(129)
Total other expenses	(12,563)	(8,558)	(35,895)	(20,294)
Loss before income taxes	(30,197)	(24,890)	(42,410)	(36,175)
Income tax benefit (expense)	550	652	(225)	1,049
Net loss	(29,647)	(24,238)	(42,635)	(35,126)
Net loss attributable to non-controlling interests	40	102	87	135
Net loss attributable to stockholders	(29,607)	(24,136)	(42,548)	(34,991)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivative	998	172	6,544	(124)
Comprehensive loss attributable to stockholders	$(28,609)	$(23,964)	$(36,004)	$(35,115)

Basic and diluted weighted-average shares outstanding	90,203,311	89,821,799	90,983,620	89,599,655
Basic and diluted net loss per share	$(0.33)	$(0.27)	$(0.47)	$(0.39)
Distributions declared per share	$0.22	$0.37	$0.73	$1.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	$1,356,059
Common stock issued through distribution reinvestment plan	1,365,726	14	28,537	—	—	28,551	—	28,551
Common stock repurchases	(759,867)	(7)	(14,195)	—	—	(14,202)	—	(14,202)
Share-based compensation	—	—	921	—	—	921	—	921
Distributions declared	—	—	—	—	(66,867)	(66,867)	—	(66,867)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	(406)	(406)
Other comprehensive income	—	—	—	6,544	—	6,544	—	6,544
Net loss	—	—	—	—	(42,548)	(42,548)	(87)	(42,635)
Balance, September 30, 2018	91,608,625	$917	$2,024,460	$9,017	$(774,441)	$1,259,953	$8,012	$1,267,965

The accompanying notes are an integral part of this unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(42,635)	$(35,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,099	58,911
Amortization of deferred financing costs	6,448	4,271
Amortization of mortgage premiums and discounts, net	(200)	(1,279)
Amortization of market lease and other intangibles, net	205	222
Bad debt expense	9,227	9,945
Share-based compensation	921	144
Gain on sale of real estate investments, net	—	(438)
(Gain) loss on non-designated derivatives	(46)	129
Impairment charges	18,570	18,993
Changes in assets and liabilities:
Straight-line rent receivable	(6,302)	(4,537)
Prepaid expenses and other assets	(12,934)	(9,969)
Due from related party	14	—
Accounts payable, accrued expenses and other liabilities	2,875	7,216
Deferred rent	41	(488)
Net cash provided by operating activities	38,283	47,994
Cash flows from investing activities:
Investments in real estate	(73,536)	(61,788)
Deposits paid for unconsummated acquisitions	—	(540)
Deposits for real estate dispositions	—	1,125
Capital expenditures	(6,968)	(5,569)
Cash received in asset acquisition	—	865
Proceeds from sale of real estate	—	757
Net cash used in investing activities	(80,504)	(65,150)
Cash flows from financing activities:
Proceeds from credit facilities	94,153	128,116
Payments on credit facilities	(80,000)	(187,000)
Proceeds from mortgage notes payable	118,700	250,000
Payments on mortgage notes payable	(62,872)	(34,417)
Payments for derivative instruments	(131)	(88)
Payments of deferred financing costs	(3,307)	(8,840)
Common stock repurchases	(14,202)	(33,599)
Distributions paid	(43,096)	(57,491)
Distributions to non-controlling interest holders	(406)	(495)
Net cash provided by financing activities	8,839	56,186
Net change in cash, cash equivalents and restricted cash	(33,382)	39,030
Cash, cash equivalents and restricted cash, beginning of period	102,588	33,187
Cash, cash equivalents and restricted cash, end of period	$69,206	$72,217

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,192	$18,187
Cash paid for income taxes	328	64

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	28,551	47,342
Proceeds from sale of real estate investments payable to non-controlling interest holder	—	605
Capital expenditures assumed in asset acquisition	—	60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, LP (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of September 30, 2018, the Company owned 196 properties located in 30 states and comprised of 9.3 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2018. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2018 other than the updates described below.
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
September 30, 2018
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
September 30, 2018
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
Pending Adoption as of September 30, 2018
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
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. We expect to elect the practical expedient to account for costs paid by lessees directly to a third-party on a net basis. This reporting will have no impact on our net income. Resident leases within our Seniors Housing — Operating Properties business segment are accounted for as leases but also contain service elements. We expect to elect the practical expedient to account for our resident leases as a single lease component.
The Company is a lessee for 19 of its properties for which it has ground leases as of September 30, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
The Company intends to take the practical expedients allowed under ASU No. 2018-11 and adopt the new provisions of ASC 842 prospectively on January 1, 2019, therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. The Company continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 196 properties as of September 30, 2018. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the nine months ended September 30, 2018, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of six single tenant MOBs, five multi-tenant MOB, and acquired a parcel of land attached to an existing investment property for an aggregate contract purchase price of $66.7 million. Additionally, the Company incurred construction in progress costs during the period of $6.7 million. The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2018 and 2017 as well as capitalized construction in progress during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Real estate investments, at cost:
Land	$7,807	$6,960
Buildings, fixtures and improvements	53,614	40,344
Construction in progress	6,685	7,871
Total tangible assets	68,106	55,175
Acquired intangibles:
In-place leases (1)	5,440	6,566
Market lease and other intangible assets (1)	276	—
Market lease liabilities (1)	(286)	(13)
Total intangible assets and liabilities	5,430	6,553
Other assets acquired and liabilities assumed in the Asset Acquisition, net (1)	—	(60)
Cash paid for acquired real estate investments	$73,536	$61,788
Number of properties purchased	11	4
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired  were 6.7 years and 8.9 years as of September 30, 2018 and 2017, respectively.

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2018 - December 31, 2018	$24,112
2019	93,970
2020	89,151
2021	83,076
2022	75,755
Thereafter	335,900
Total	$701,964

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of September 30, 2018 and 2017, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2018 and 2017:

	September 30,
State	2018	2017
Florida	16.6%	17.2%
Michigan	13.1%	15.2%
Georgia	10.1%	10.3%
Pennsylvania	10.1%	10.8%

Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	September 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$214,495	$141,188	$73,307	$215,453	$130,749	$84,704
Market lease assets	30,911	9,467	21,444	30,636	7,853	22,783
Other intangible assets	10,587	1,037	9,550	10,589	838	9,751
Total acquired intangible assets	$255,993	$151,692	$104,301	$256,678	$139,440	$117,238
Intangible liabilities:
Market lease liabilities	$26,237	$8,658	$17,579	$25,956	$7,127	$18,829
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Amortization of in-place leases and other intangible assets (1)	$4,632	$3,925	$14,382	$13,491
Amortization and (accretion) of above- and below-market leases, net (2)	$(30)	$(64)	$(30)	$(230)
Amortization and (accretion) of above- and below-market ground leases, net (3)	$37	$43	$110	$129
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	October 1, 2018 - December 31, 2018	2019	2020	2021	2022
In-place lease assets	$18,071	$14,182	$12,180	$9,942	$8,117
Other intangible assets	153	568	414	414	414
Total to be added to amortization expense	$18,224	$14,750	$12,594	$10,356	$8,531

Above-market lease assets	$(442)	$(1,625)	$(1,287)	$(934)	$(583)
Below-market lease liabilities	461	1,694	1,537	1,387	1,347
Total to be added to rental income	$19	$69	$250	$453	$764

Below-market ground lease assets	$60	$222	$222	$214	$212
Above-market ground lease liabilities	(16)	(65)	(65)	(65)	(63)
Total to be added to property operating and maintenance expense	$44	$157	$157	$149	$149

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
On November 6, 2018, the Company entered into an amendment to the January 2017 agreement to sell eight of its skilled nursing facility properties in Missouri (the "Missouri SNF Properties") for an aggregate contract purchase price of $27.5 million (the "Amended Missouri SNF PSA"). Under the Amended Missouri SNF PSA, the purchaser is required to close no later than November 30, 2018. The Amended Missouri SNF PSA also provides that the purchasers pay a $4 million non-refundable extension and waiver fee. Although the Company believes the disposition of the Missouri SNF Properties is probable, there can be no assurance that the disposition will be consummated by November 30, 2018, or at all. In connection with the Amended Missouri SNF PSA, the Company recognized an impairment charge of approximately $10.4 million on the Missouri SNF Properties for the three and nine months ended September 30, 2018 which is included on the consolidated statement of operations and comprehensive loss.
During the three months ended September 30, 2018, the Company reconsidered the intended holding period for six MOB properties within the state of New York (the "New York Six MOBs") due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. In connection with this amendment, the Company recognized an impairment charge of approximately $6.2 million on the New York Six MOBs for the three and nine months ended September 30, 2018, which is included on the consolidated statement of operations and comprehensive loss. Although the Company believes the disposition of the New York Six MOBs is probable, there can be no assurance that the disposition will be consummated, or that we will be able to reinvest the net proceeds in an accretive manner.
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Land	$7,580	$3,131
Buildings, fixtures and improvements	72,415	34,691
Assets held for sale	$79,995	$37,822
Impairment of Held for Use Real Estate Investments
As of September 30, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
For one of these held for use properties, the Company used a purchase and sale agreement to estimate future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at this value and within a specified time in the future. There can be no guarantee that the sales of these properties would close under these terms, or at all. As a result of its consideration of impairment, the Company determined that the carrying value of this one held for use property exceeded its estimated undiscounted cash flows and recognized aggregate impairment charges of $1.3 million and $2.0 million which are included on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The LaSalle Tenant
The Company is currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the tenant, as long as the tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes the Company $2.9 million of rent, property taxes, late fees, and interest receivable thereunder. The Company has the entire receivable balance and related income from the LaSalle Tenant fully reserved as of September 30, 2018. The Company incurred $3.3 million and $3.6 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three and nine months ended September 30, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.
The NuVista Tenants
The Company had tenants and former tenants at two of its properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe the Company $8.0 million of rent, property taxes, late fees, and interest receivable under their leases as of September 30, 2018. There can be no guarantee on the collectibility of these receivables, and as such, the Company has the entire receivable balance and related income from the NuVista Tenants fully reserved as of September 30, 2018. The Company also incurred $1.6 million and $5.4 million of bad debt expense related to the NuVista Tenants during the three and nine months ended September 30, 2018 and incurred $2.3 million and $3.3 million of bad debt expense related to the NuVista Tenants during the three and nine months ended September 30, 2017, respectively which are included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of the Company's development property in Jupiter, Florida which is also currently in default to the Company (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, the Company and the tenant entered into an agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. To date, the transition set forth in the OTA has not occurred, and the Company has commenced litigation to enforce the terms of the OTA and, in the alternative, pursue eviction proceedings against the NuVista Tenant and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property.
The other property, located in Lutz, Florida, transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, the Company replaced the NuVista Tenant as a tenant with a taxable REIT subsidiary ("TRS"), and has engaged a third party to operate the property. This structure is permitted by the REIT Investment Diversification and Empowerment Act of 2007, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the three months ended September 30, 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, the Company was unable to bill Medicare for services performed, and therefore, accumulated $6.1 million of Medicare receivables as of September 30, 2018. The Company expects that $0.5 million of these receivables are not collectible and therefore has reserved them, resulting in bad debt expense during the three and nine months ended September 30, 2018, which are included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company's mortgage notes payable as of September 30, 2018 and December 31, 2017:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017		Interest Rate		Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	1	$5,712	$5,773	5.92%	4.98%		Variable		Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,313	6,381	5.92%	4.98%		Variable		Apr. 2019
Palm Valley Medical Plaza - Goodyear, AZ	1	3,249	3,327	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	3,000	3,066	4.75%	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	24,024	24,372	3.87%	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,462	7,565	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	17,059	17,270	3.98%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,585	10,716	3.98%	3.98%		Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,819	4,895	4.00%	4.00%		Fixed		Oct. 2019
Capital One MOB Loan	32	250,000	250,000	4.44%	4.44%		Fixed	(3)	Jun. 2022
Bridge Loan	16	20,271	82,000	4.54%	4.13%		Variable		Dec. 2019
Multi-Property CMBS Loan	21	118,700	—	4.60%	—%		Fixed		May 2028
Gross mortgage notes payable	81	471,194	415,365	4.46%	4.31%	(2)
Deferred financing costs, net of accumulated amortization		(7,139)	(7,625)
Mortgage premiums and (discounts), net		(1,310)	(1,110)
Mortgage notes payable, net		$462,745	$406,630
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

(2)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2018.

(3)	Variable rate loan which is fixed as a result of entering into interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
As of September 30, 2018, the Company had pledged $1,003.0 million in total real estate investments, at cost, as collateral for its $471.2 million of mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of September 30, 2018, the Company was in compliance with these financial covenants.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2018 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2018 - December 31, 2018	$391
2019	38,348
2020	24,279
2021	892
2022	250,929
Thereafter	156,355
Total	$471,194
The Company plans on refinancing or exercising extension options for the mortgages due in 2019 prior to their maturity.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of September 30, 2018 and December 31, 2017:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		September 30, 2018	December 31, 2017	September 30, 2018		December 31, 2017		Interest Rate		Maturity
			(In thousands)	(In thousands)
Revolving Credit Facility	55	(2)	$189,700	$239,700	4.20%		3.33%		Variable		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	216,614	152,461	4.56%		3.88%		Variable	(6)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	4.61%		3.89%		Variable	(6)	Nov. 2026
Total Fannie Mae Master Credit Facilities			359,322	295,169
Total Credit Facilities	77		$549,022	$534,869	4.44%	(5)	3.63%	(5)
_______________

(1)	Encumbered as of September 30, 2018.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of September 30, 2018.

(4)	Secured by first-priority mortgages on 10 of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of September 30, 2018.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2018 and December 31, 2017.

(6)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
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
During May and September of 2018, the Company added ten and five properties to the borrowing base of the Revolving Credit Facility, respectively.
As of September 30, 2018, $189.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $32.4 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The Revolving Credit Facility requires the Company to meet certain financial covenants. As of September 30, 2018, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
The Company plans on refinancing the Revolving Credit Facility prior to its maturity.
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
Derivative Instruments

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of September 30, 2018. As of September 30, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows. The Company primarily used a purchase and sale agreement to estimate the undiscounted cash flows expected to be generated for this one held for use property, which is an observable input. As a result, the impaired property that the Company evaluated using this approach is classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2018 and December 31, 2017. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2018
Derivative assets, at fair value	Recurring	$—	$9,271	$—	$9,271
Impaired real estate investments held for use	Non-recurring	—	3,814	—	3,814
Impaired real estate investments held for sale	Non-recurring	—	32,139	—	32,139
Total		$—	$45,224	$—	$45,224

December 31, 2017
Derivative assets, at fair value	Recurring	$—	$2,550	$—	$2,550
Impaired real estate investments held for sale	Non-recurring	—	1,323	—	1,323
Total		$—	$3,873	$—	$3,873
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

		September 30, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$469,884	$468,851	$414,255	$411,749
Revolving Credit Facility	3	$189,700	$189,700	$239,700	$239,700
Fannie Mae Master Credit Facilities	3	$359,322	$359,718	$295,169	$296,151
(1) Carrying value includes mortgage notes payable of $471.2 million and $415.4 million and mortgage premiums and (discounts), net of $(1.3) million and $(1.1) million as of September 30, 2018 and December 31, 2017, respectively.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$9,017	$2,473
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$254	$77
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives, if any, would be recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from October 1, 2018 through September 30, 2019, the Company estimates that $1.8 million will be reclassified from other comprehensive income as a decrease to interest expense.
As of September 30, 2018 and December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2018		December 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swap	2	$250,000	2	$250,000
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$1,133	$(243)	$6,533	$(539)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$135	$(415)	$(11)	$(415)
Non-Designated Derivatives
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were gains of $18,000 and $46,000 for the three and nine months ended September 30, 2018, respectively, and a loss of $22,000 and $0.1 million for the three and nine months ended September 30, 2017, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	6	$295,169
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018	$9,271	$—	$—	$9,271	$—	$—	$9,271
December 31, 2017	$2,550	$—	$—	$2,550	$—	$—	$2,550
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2018, there were no derivatives in a net liability position. As a result, there is no termination value associated with the settlement of the Company’s obligations under the agreement, and the Company has not posted any collateral related to the agreement.
Note 8 — Common Stock
As of September 30, 2018 and December 31, 2017, the Company had 91.6 million and 91.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan ("DRIP"), net of share repurchases. As of September 30, 2018 and December 31, 2017, the Company had received total net proceeds from its initial public offering (the "IPO") and DRIP, net of share repurchases, of $2.3 billion.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. The Company suspended the SRP during the pendency of the Tender Offer. On June 29, 2018, the Company announced the Board unanimously determined to reactivate the SRP, effective June 30, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018 (see table below for additional details).
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Nine months ended September 30, 2018 (2)	529,871	$21.10
Cumulative repurchases as of September 30, 2018	3,059,669	$22.20
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
(2) Includes (i) 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2018, the Company issued 1.4 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $28.6 million.
The Company offers shares pursuant to the DRIP at the then-current Estimated Per-Share NAV approved by the Board.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2018 and December 31, 2017, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2018 and December 31, 2017, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's initial public offering, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), which became the parent company of the Former Dealer Manager in December 2012, and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name of Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Capital, AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals, and RCAP Holdings, LLC. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not a defendant in the suit, nor are there any allegations that the Advisor engaged in any wrongful conduct. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion to dismiss. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
September 30, 2018
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
Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of September 30, 2018, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of September 30, 2018, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2018, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
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
September 30, 2018
(Unaudited)

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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. The Company reimburses the Advisor for personnel costs, excluding any compensation paid to individuals who also serve as the Company’s executive officers, or the executive officers of the Advisor, the Property Manager or their respective affiliates. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and nine months ended September 30, 2018, the Company incurred $2.0 million and $5.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and nine months ended September 30, 2017, the Company incurred $1.9 million and $4.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
The Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the three and nine months ended September 30, 2018 or 2017. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees were absorbed during the three and nine months ended September 30, 2018 or 2017.
The Advisor elected to, without interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. As of December 31, 2017, a portion of these fees and reimbursements were already paid and the Company had recorded a $0.7 million receivable due from the Advisor. As of September 30, 2018, there was no remaining receivable or payable due from the Advisor. The $1.7 million in deferred fees and reimbursements were repaid during April 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
	2018	2017	2018	2017	September 30,		December 31,
(In thousands)	Incurred (1)	Incurred (1)	Incurred (1)	Incurred (1)	2018		2017
One-time fees and reimbursements:
Acquisition cost reimbursements	$34	$77	$144	$99	$34		$36
Due to (from) HT III related to Asset Purchase (2)	—	—	—	—	(68)		196
Ongoing fees and reimbursements:
Asset management fees	4,875	4,875	14,625	14,314	—		—
Property management fees	868	758	2,608	2,257	3		66
Professional fees and other reimbursements	2,121	1,889	6,330	4,922	695	(4)	1,339	(4)
Distributions on Class B Units (3)	77	131	263	412	—		—
Total related party operation fees and reimbursements	$7,975	$7,730	$23,970	$22,004	$664		$1,637
_______________

(1)	There were no fees or reimbursements forgiven during the three and nine months ended September 30, 2018 or 2017.

(2)
On December 22, 2017, the Company purchased substantially all the assets of American Realty Capital Healthcare Trust III, Inc. ("HT III"). Certain proration estimates were included within the closing. The purchase agreement calls for a final purchase price adjustment. The Company had a $68,000 net receivable and $196,000 net payable related to the Asset Purchase (as defined below) included on its consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively. Please see below for additional information related to the asset purchase.

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

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and nine months ended September 30, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2018 or 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2018 or 2017.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017 and no such fees or commissions were incurred prior thereto.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2018 or 2017. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
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
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, the OP and its subsidiary, ARHC TRS Holdco II, LLC, purchased all of the membership interests in indirect subsidiaries of HT III that own the 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III is sponsored and

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

advised by an affiliate of the Company’s advisor. As of September 30, 2018 and December 31, 2017 the Company had a $68,000 net receivable and $0.2 million net payable, respectively, to HT III included on its consolidated balance sheet.
At the closing of the Asset Purchase, the Company paid HT III $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less (i) $0.7 million reflecting prorations and closing adjustments in accordance with the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by HT III’s Philip Center property assumed by the Company at the closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by the Company into an escrow account in accordance with the Purchase Agreement. This escrow amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that the Company may make pursuant to the Purchase Agreement, will be released to HT III in installments over a period of 14 months following the closing. In June 2018, one third of this escrow amount, representing $2.0 million, was released in accordance with the Purchase Agreement. To date, no indemnification claims have been made under the Purchase Agreement.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table reflects restricted share award activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2017	382,510	$21.47
Granted	—	—
Vested	(59,465)	21.48
Forfeitures	—	—
Unvested, September 30, 2018	323,045	21.47
As of September 30, 2018, the Company had $6,769.8 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 5.4 years.
Compensation expense related to restricted shares was approximately $282,000 and $921,000 during the three and nine months ended September 30, 2018, respectively. Compensation expense related to restricted shares was approximately $117,000 and $144,000 during the three and nine months ended September 30, 2017, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and nine months ended September 30, 2018 or 2017.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2017	$2,473
Other comprehensive income, before reclassifications	6,533
Amount of loss reclassified from accumulated other comprehensive income	11
Balance, September 30, 2018	$9,017
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of September 30, 2018 and December 31, 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three and nine months ended September 30, 2018, OP Unit non-controlling interest holders were paid distributions of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2017, OP Unit non-controlling interest holders were paid distributions of $0.1 million and $0.5 million, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
During the three months ended September 30, 2018 and 2017 there were no distributions were paid to non-controlling interest holders in property owning subsidiaries. During the nine months ended September 30, 2018, approximately $87 thousand, representing a share of proceeds from the Multi-Property CMBS Loan was paid to non-controlling interest holders in property owning subsidiaries and during the nine months ended September 30, 2017, approximately $52,000 distributions were paid to non-controlling interest holders in property owning subsidiaries.
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended September 30,		Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	As of September 30, 2018	As of September 30, 2018	As of September 30, 2018	As of December 31, 2017	2018	2017	2018	2017
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$328	2.2%	$12,850	$10,784	$—	$—	$87	$52
UnityPoint Clinic Portfolio (2)	December 2017	$485	5.0%	$9,340	$9,639	$—	$—	$—	$—
______________
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2) Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the
Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to stockholders (in thousands)	$(29,607)	$(24,136)	$(42,548)	$(34,991)
Basic and diluted weighted-average shares outstanding	90,203,311	89,821,799	90,983,620	89,599,655
Basic and diluted net loss per share	$(0.33)	$(0.27)	$(0.47)	$(0.39)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted shares (1)	341,976	114,920	369,946	45,131
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,107,224	880,168	1,135,194	810,379
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 323,045 and 9,121 unvested restricted shares outstanding as of September 30, 2018 and 2017, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of September 30, 2018 and 2017, respectively.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of September 30, 2018 and 2017, respectively.
Note 15 — Segment Reporting
During the nine months ended September 30, 2018 and 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018				2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$19,758	$5,924	$4	$25,686	$58,729	$17,773	$11	$76,513
Operating expense reimbursements	4,428	151	—	4,579	14,653	724	—	15,377
Resident services and fee income	—	—	59,926	59,926	—	—	178,696	178,696
Total revenues	24,186	6,075	59,930	90,191	73,382	18,497	178,707	270,586
Property operating and maintenance	6,985	7,126	45,187	59,298	22,328	11,569	132,264	166,161
NOI	$17,201	$(1,051)	$14,743	30,893	$51,054	$6,928	$46,443	104,425
Impairment charges				(17,837)				(18,570)
Operating fees to related parties				(5,743)				(17,233)
Acquisition and transaction related				(40)				(333)
General and administrative				(4,441)				(12,705)
Depreciation and amortization				(20,466)				(62,099)
Interest expense				(12,597)				(35,962)
Interest and other income				16				21
Gain (loss) on non-designated derivatives				18				46
Income tax benefit				550				(225)
Net loss attributable to non-controlling interests				40				87
Net loss attributable to stockholders				$(29,607)				$(42,548)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017				2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$16,879	$6,236	$3	$23,118	$49,876	$21,337	$8	$71,221
Operating expense reimbursements	4,009	(103)	—	3,906	11,583	313	—	11,896
Resident services and fee income	—	—	52,048	52,048	—	—	146,336	146,336
Total revenues	20,888	6,133	52,051	79,072	61,459	21,650	146,344	229,453
Property operating and maintenance	6,338	3,742	38,363	48,443	18,219	13,255	103,940	135,414
NOI	$14,550	$2,391	$13,688	30,629	$43,240	$8,395	$42,404	94,039
Impairment charges				(18,958)				(18,993)
Operating fees to related parties				(5,635)				(16,573)
Acquisition and transaction related				261				(4,327)
General and administrative				(3,540)				(11,116)
Depreciation and amortization				(19,089)				(58,911)
Interest expense				(8,838)				(20,908)
Interest and other income				302				305
Gain on sale of real estate investment				—				438
Loss on non-designated derivative instruments				(22)				(129)
Income tax (expense) benefit				652				1,049
Net loss attributable to non-controlling interests				102				135
Net loss attributable to stockholders				$(24,136)				$(34,991)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2018	December 31, 2017
ASSETS
Investments in real estate, net:
Medical office buildings	$879,127	$897,264
Triple-net leased healthcare facilities	245,936	294,727
Construction in progress	88,904	82,007
Seniors housing — operating properties	919,092	902,343
Total investments in real estate, net	2,133,059	2,176,341
Cash and cash equivalents	52,109	94,177
Restricted cash	17,097	8,411
Assets held for sale	79,995	37,822
Derivative assets, at fair value	9,271	2,550
Straight-line rent receivable, net	16,178	15,327
Prepaid expenses and other assets	30,302	22,099
Deferred costs, net	12,904	15,134
Total assets	$2,350,915	$2,371,861
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Medical office buildings	$1,834	$1,120	$4,060	$2,712
Triple-net leased healthcare facilities	425	64	493	64
Seniors housing — operating properties	489	905	2,415	3,398
Total capital expenditures	$2,748	$2,089	$6,968	$6,174
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
October 1, 2018 - December 31, 2018	$221	$20
2019	780	80
2020	781	82
2021	774	84
2022	790	86
Thereafter	35,104	7,678
Total minimum lease payments	$38,450	8,030
Less: amounts representing interest		(3,202)
Total present value of minimum lease payments		$4,828

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Total rental expense from operating leases was $0.2 million during the three months ended September 30, 2018 and 2017, respectively, and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense related to capital leases was approximately $21,000 during the three months ended September 30, 2018 and 2017, respectively, and $64,000 and $63,000 during the nine months ended September 30, 2018 and 2017, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of September 30, 2018, the Company had funded $88.7 million, including $10.0 million for the land and $78.7 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of September 30, 2018, the Company had funded $6.7 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing the Company for any amounts funded. Entities related to Palm, referred to herein as the NuVista Tenants, are, however, in default to the Company under leases at other properties in the Company's portfolio (see Note 3 — Real Estate Investments for more information). The Company currently does not expect that Palm will reimburse the Company for construction overruns funded and there can be no assurance that they will do so, in whole or in part.
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
Under the development agreement, the targeted completion date was December 31, 2016. Additionally, the estimated rent commencement date was expected to be no later than April 1, 2017 with entities related to Palm operating the property as the tenants (the "Jupiter Tenant"). The Company does not expect the Jupiter Tenant (or other entities related to Palm) to become the tenant and currently expects that it will need to identify a replacement tenant once it obtains the CO. Pursuant to an agreement between the Company and the Jupiter Tenant, the Jupiter Tenant has agreed to transfer all contracts, licenses and permits (including all operational permissions and certificates of need) to a replacement tenant designated by the Company. Until such replacement tenant is identified, there can be no assurance that this transfer will take place or that the Jupiter Tenant will comply with its obligations when required to do so.
Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of Palm. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of September 30, 2018 and December 31, 2017, there were no amounts outstanding under the loan agreement as operations at the facility have not yet started.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Amended Missouri SNF PSA
On November 6, 2018, the Company entered into the Amended Missouri SNF PSA to sell the Missouri SNF Properties for an aggregate contract purchase price of $27.5 million. In connection with the Amended Missouri SNF PSA, the Company recognized an impairment charge of approximately $10.4 million on the eight Missouri SNF Properties for the three and nine months ended September 30, 2018 which are included on the consolidated statement of operations and comprehensive loss. See Note 3 — Real Estate Investments for additional information.

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

•
Our revenue is dependent upon the success and economic viability of our tenants, as well as our ability to collect rent from defaulting tenants and replace them with new tenants, which we may not be able to do on a timely basis, or at all.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of September 30, 2018, we owned 196 properties located in 30 states and comprised of 9.3 million rentable square feet.
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

Properties
The following table presents certain additional information about the properties we owned as of September 30, 2018:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased (1)	Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (4)
					(In thousands)
Medical Office Buildings	110	3,854,921	88.7%	4.9	$1,046,360
Triple-Net Leased Healthcare Facilities (3):
Seniors Housing — Triple-Net Leased	4	102,753	100.0%	12.3	55,000
Hospitals	4	428,620	88.8%	4.7	87,199
Post-Acute / Skilled Nursing	17	721,844	100.0%	10.0	167,011
Total Triple-Net Leased Healthcare Facilities	25	1,253,217	96.2%	9.0	309,210
Seniors Housing — Operating Properties	58	4,152,207	85.9%	N/A	1,100,584
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	88,904
Total Portfolio	196	9,260,345			$2,548,723
_______________

(1)	Inclusive of leases signed but not yet commenced as of September 30, 2018.

(2)	Based on annualized rental income calculated on a straight-line basis.

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

Results of Operations
As of September 30, 2018, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and Seniors Housing — Operating Properties ("SHOPs"). In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP operating segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of September 30, 2018, we had 17 eligible independent contractors operating 58 SHOP properties. All of our properties across all three business segments are located throughout the United States.
As of September 30, 2018, we owned 196 properties. There were 162 properties (our "Same Store" properties) owned for the entire three and nine months ended September 30, 2018 and 2017, including two vacant land parcels and one property under development. During the period from January 1, 2017 through September 30, 2018, we acquired 11 properties (our "Acquisitions") and disposed of one property (our "Disposition").
As described in more detail below, our Same Store properties include 12 properties and six properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively. For purposes of the segment reporting below, these properties were treated as "Acquisitions" in the SHOP segment and "Dispositions" in the triple-net leased healthcare facilities segment.
The following table presents a roll-forward of our properties owned from January 1, 2017 to September 30, 2018:

Number of Properties
Number of properties, January 1, 2017	163
Acquisition activity during the year ended December 31, 2017	23
Disposition activity during the year ended December 31, 2017	(1)
Number of properties, December 31, 2017	185
Acquisition activity during the nine months ended September 30, 2018	11
Number of properties, September 30, 2018	196

Number of Same Store Properties (1)	162
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
We may in the future, through similar transactions, transition other triple-net leased facilities, which may or may not be experiencing declining performance, to third-party managed facilities under a structure permitted by RIDEA, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP operating segment. As described in more detail below, tenants at certain properties in our triple-net leased healthcare facilities segment have been in default under their leases to us, and our results of operations have been adversely impacted by our inability to collect rent from these tenants. The bad debt expense relating to these properties is included in property operating and maintenance expense on the consolidated statement of operations. We may enter into settlement agreements, appoint court order receivers or otherwise replace these tenants in a manner that will allow us to transition the properties to our SHOP operating segment. By doing so, we will gain more control over the operations of the applicable properties, and we believe this will allow us to improve performance and the cash flows generated by the properties. There can be no assurance, however, that we will be able to replace these tenants on a timely basis, or at all, and our results of operations may therefore continue to be adversely impacted by bad debt expenses related to our inability to collect rent from defaulting tenants.
Comparison of the Three Months Ended September 30, 2018 and 2017
Net loss attributable to stockholders was $29.6 million and $24.1 million for the three months ended September 30, 2018 and 2017, respectively. The following table shows our results of operations for the three months ended September 30, 2018 and 2017 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%
Revenues:
Rental income	$25,686	$23,118	$2,568	11.1%
Operating expense reimbursements	4,579	3,906	673	17.2%
Resident services and fee income	59,926	52,048	7,878	15.1%
Total revenues	90,191	79,072	11,119	14.1%

Operating expenses:
Property operating and maintenance	59,298	48,443	10,855	22.4%
Impairment charges	17,837	18,958	(1,121)	(5.9)%
Operating fees to related parties	5,743	5,635	108	1.9%
Acquisition and transaction related	40	(261)	301	NM
General and administrative	4,441	3,540	901	25.5%
Depreciation and amortization	20,466	19,089	1,377	7.2%
Total expenses	107,825	95,404	12,421	13.0%
Operating loss	(17,634)	(16,332)	(1,302)	NM
Other income (expense):
Interest expense	(12,597)	(8,838)	(3,759)	(42.5)%
Interest and other income	16	302	(286)	NM
Gain on sale of real estate investment	—	—	—	NM
Gain (loss) on non-designated derivatives	18	(22)	40	NM
Total other expenses	(12,563)	(8,558)	(4,005)	(46.8)%
Loss before income taxes	(30,197)	(24,890)	(5,307)	(21.3)%
Income tax (expense) benefit	550	652	(102)	(15.6)%
Net loss	(29,647)	(24,238)	(5,409)	(22.3)%
Net loss attributable to non-controlling interests	40	102	(62)	(60.8)%
Net loss attributable to stockholders	$(29,607)	$(24,136)	$(5,471)	(22.7)%
_______________
NM — Not Meaningful

Net Operating Income
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report for additional disclosure and a reconciliation to our net income (loss) attributable to stockholders.
Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended September 30, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$16,226	$16,358	$(132)	(0.8)%	$3,532	$521	$3,011	NM	$—	$—	$—	NM	$19,758	$16,879	$2,879	17.1%
Operating expense reimbursements	3,526	3,908	(382)	(9.8)%	902	101	801	NM	—		—	NM	4,428	4,009	419	10.5%
Total revenues	19,752	20,266	(514)	(2.5)%	4,434	622	3,812	NM	—	—	—	NM	24,186	20,888	3,298	15.8%
Property operating and maintenance	5,645	6,247	418	6.7%	1,340	90	1,250	NM	—	1	(1)	NM	6,985	6,338	647	10.2%
NOI	$14,107	$14,019	$88	0.6%	$3,094	$532	$2,562	NM	$—	$(1)	$1	NM	$17,201	$14,550	$2,651	18.2%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included 31 Acquisition properties.

(3)	Our MOB segment included one Disposition property.

(4)	Our MOB segment included 110 properties as of September 30, 2018.
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
All of our Acquisitions during 2018 were MOB properties. During the quarter ended September 30, 2018, MOB Acquisitions contributed $3.1 million of NOI which represented the $2.6 million increase in the MOB segment NOI.
During the three months ended September 30, 2018, our Same Store property operating and maintenance expenses decreased $0.4 million due to one-time legal fees incurred during the three months ended September 30, 2017. Property operating expense reimbursements decreased $0.4 million due to lower property operating and maintenance expenses that are reimbursable by our tenants. Reimbursement of property operating and maintenance expenses in our Same Store properties was relatively unchanged, decreasing 0.1% from 62.6% during the three months ended September 30, 2017, to 62.5% during the three months ended September 30, 2018.
New York Six MOBs
During the three months ended September 30, 2018, we reconsidered the intended holding period for six MOB properties within the state of New York (the "New York Six MOBs") due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, we entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. In connection with this amendment, we recognized an impairment charge of approximately $6.2 million on the New York Six MOBs for the three months ended September 30, 2018 which is included on the consolidated statement of operations and comprehensive loss. Although we believe the disposition of the New York Six MOBs is probable, there can be no assurance that the disposition will be consummated, or that we will be able to reinvest the net proceeds in an accretive manner.
Five of the New York Six MOBs are included on the borrowing base of the Revolving Line of Credit and one is mortgaged under the Multi-Property CMBS Loan. We expect the total cost of repaying the debt associated with the New York Six MOBs at closing, including prepayment penalties, would be $23.3 million.

Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the three months ended September 30, 2018 and 2017:

	Same Store (1)				Dispositions (2)				Segment Total
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$5,924	$6,236	(312)	(5.0)%	$—	$—	$—	NM	$5,924	$6,236	$(312)	(5.0)%
Operating expense reimbursements	151	(102)	253	(248.0)%	—	(1)	1	NM	151	(103)	254	(246.6)%
Total revenues	6,075	6,134	(59)	(1.0)%	—	(1)	1	NM	6,075	6,133	(58)	(0.9)%
Property operating and maintenance	7,126	3,740	3,386	90.5%	—	2	(2)	NM	7,126	3,742	3,384	90.4%
NOI	$(1,051)	$2,394	$(3,445)	(143.9)%	$—	$(3)	$3	NM	$(1,051)	$2,391	$(3,442)	(144.0)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 26 Same Store properties.

(2)	Includes 18 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment.
NM — Not Meaningful
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Rental income is related to contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. During the three months ended September 30, 2018, rental income in our triple-net leased healthcare facilities segment decreased $0.3 million compared to the three months ended September 30, 2017 due to lower rental rates for certain properties within the portfolio.
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
Property operating and maintenance expenses of $7.1 million during the three months ended September 30, 2018 primarily relates to $4.9 million of bad debt expense recorded on four properties in Texas, and one property in Florida, which is described below in more detail. Property operating and maintenance expense during the three months ended September 30, 2017 primarily related to real estate taxes that were not reimbursed and bad debt expense in one of our triple-net leased facilities located in Florida, which is described below in more detail.
The LaSalle Tenant
We are currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $2.9 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of September 30, 2018. We incurred $3.3 million and $0.4 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended September 30, 2018 and 2017, respectively which is included in property operating and maintenance expense on the consolidated statement of operations.

The NuVista Tenants
We had tenants and former tenants at two of our properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe us $8.0 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of September 30, 2018. There can be no guarantee on the collectibility of these receivables, as such, we have the entire receivable balance and related income from the NuVista Tenants fully reserved as of September 30, 2018. We incurred $1.6 million and $2.3 million of bad debt expense related to the NuVista Tenants during the three months ended September 30, 2018 and 2017, respectively which is included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of our development property in Jupiter, Florida which is also currently in default to us (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. To date, the transition set forth in the OTA has not occurred and we have filed litigation to enforce the terms of the OTA and, in the alternative, pursue eviction proceedings against the NuVista Tenant and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property.
The other property, located in Lutz, Florida, transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, we have replaced the NuVista Tenant as a tenant with a TRS, and has engaged a third party to operate the property. This structure is permitted by the REIT Investment Diversification and Empowerment Act of 2007, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the three months ended September 30, 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, we were unable to bill Medicare for services performed, and therefore, accumulated $6.1 million of Medicare receivables as of September 30, 2018. We expect that $0.5 million of these receivables are not collectible and therefore have reserved them, resulting in bad debt expense during the three months ended September 30, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables.The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See “—Liquidity and Capital Resources — Palm and the NuVista Tenants” for further details.

Segment Results — Seniors Housing - Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the three months ended September 30, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident services and fee income	$46,405	$45,923	$482	1.0%	$13,521	$6,125	$7,396	120.8%	$59,926	$52,048	$7,878	15.1%
Rental income	4	3	1	NM	—	—	—	NM	4	3	1	NM
Total revenues	46,409	45,926	483	1.1%	13,521	6,125	7,396	120.8%	59,930	52,051	7,879	15.1%
Property operating and maintenance	33,099	32,431	668	2.1%	12,088	5,932	6,156	103.8%	45,187	38,363	6,824	17.8%
NOI	$13,310	$13,495	$(185)	(1.4)%	$1,433	$193	$1,240	NM	$14,743	$13,688	$1,055	7.7%
_______________

(1)	Our SHOP segment included 57 Same Store properties.

(2)
Our SHOP segment included three properties acquired from third parties, as well as 18 properties that are deemed Acquisitions as they were transitioned from our triple-net leased healthcare facilities operating segment.

(3)	Our SHOP segment included 58 properties as of September 30, 2018, including two operating properties and two land parcels.
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
During the three months ended September 30, 2018, resident services and fee income and rental income increased by $7.9 million in our SHOP segment as compared to the three months ended September 30, 2017. Acquisitions, primarily comprising our 18 triple-net leased healthcare facilities that transitioned to our SHOP operating segment, contributed to an increase of $7.4 million in revenues, while Same Store properties experienced slight improvement, contributing an additional $0.5 million increase in revenues.
During the three months ended September 30, 2018, property operating and maintenance expense increased $6.8 million in our SHOP segment as compared to the three months ended September 30, 2017. Acquisitions, primarily comprising our 18 triple-net leased healthcare facilities that transitioned to our SHOP operating segment, contributed to an increase of $6.2 million in property operating and maintenance expense. The $0.7 million increase in Same Store property operating and maintenance expense is due to increased wages and building operational expenses.
Other Results of Operations
Impairment Charges
We recorded $17.8 million and approximately $19.0 million of impairment charges for the three months ended September 30, 2018 and 2017, respectively. See Note 3 — Real Estate Investments for additional information on the impairment charges for the three months ended September 30, 2018. The impairment charges for the three months ended September 30, 2017 relate to six held for use properties that had carrying values in excess of their estimated fair values.
Operating Fees to Related Parties
Operating fees to related parties increased $0.1 million to $5.7 million for the three months ended September 30, 2018 from $5.6 million for the three months ended September 30, 2017.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the period preceding the February 17, 2017 amendment, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees remained unchanged at $4.9 million for the three months ended September 30, 2018 and 2017.
Property management fees increased $0.1 million to $0.9 million for the three months ended September 30, 2018 from $0.8 million for the three months ended September 30, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.

See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were approximately $40 thousand for the three months ended September 30, 2018 compared to income of approximately $261 thousand for the three months ended September 30, 2017. The expenses in 2018 relate to indirect costs related to acquisitions, and the income in 2017 was due to a $0.4 million adjustment for previously recorded legal fees associated with the negotiation and execution of the purchase agreement related to the Asset Purchase, partially offset by costs incurred related to our Acquisitions.
General and Administrative Expenses
General and administrative expenses increased $0.9 million to $4.4 million for the three months ended September 30, 2018 compared to $3.5 million for the three months ended September 30, 2017, which includes $2.2 million and $2.0 million incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties, respectively. General and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $1.4 million to $20.5 million for the three months ended September 30, 2018 from $19.1 million for the three months ended September 30, 2017. Our acquisitions contributed approximately $2.5 million to the increase. Same Store depreciation and amortization decreased $1.0 million primarily due to several intangible assets becoming fully amortized.
Interest Expense
Interest expense increased $3.8 million to $12.6 million for the three months ended September 30, 2018 from $8.8 million for the three months ended September 30, 2017. The increase in interest expense is related to increasing interest rates as well as higher overall outstanding debt including new borrowings under our master credit facilities related to Fannie Mae's Multifamily MBS program (the "Fannie Mae Master Credit Facilities") and the $118.7 million loan from KeyBank National Association (the "Multi-Property CMBS Loan") in April 2018. This increase in outstanding debt was partially offset by paydowns of our multi-property mortgage loan with Capital One, National Association (the "Bridge Loan") entered into in December 2017. As of September 30, 2018, we had total borrowings of $1,020.2 million, at a weighted average interest rate of 4.45%. As of September 30, 2017 we had total borrowings of $782.0 million, at a weighted average interest rate of 3.55%.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income decreased approximately $286 thousand to $16 thousand for the three months ended September 30, 2018 and 2017. Interest and other Income of $302 thousand during the three months ended September 30, 2017 resulted from the recognition of a prospective buyer's non-refundable deposit on an unconsummated sale of a vacant land parcel.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the three months ended September 30, 2018 and 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax (Expense) Benefit
Income tax (expense) benefit of approximately $0.6 million and $0.7 million for the three months ended September 30, 2018 and 2017 primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $40 thousand and approximately $102 thousand for the three months ended September 30, 2018 and 2017, respectively, which represents the portion or our net income that is related to limited partner interests in the OP ("OP Units") and non-controlling interest holders.

Comparison of the Nine Months Ended September 30, 2018 and 2017
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $42.5 million and $35.0 million for the nine months ended September 30, 2018 and 2017, respectively. The following table shows our results of operations for the nine months ended September 30, 2018 and 2017 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%
Revenues:
Rental income	$76,513	$71,221	$5,292	7.4%
Operating expense reimbursements	15,377	11,896	3,481	29.3%
Resident services and fee income	178,696	146,336	32,360	22.1%
Total revenues	270,586	229,453	41,133	17.9%

Operating expenses:
Property operating and maintenance	166,161	135,414	30,747	22.7%
Impairment charges	18,570	18,993	(423)	(2.2)%
Operating fees to related parties	17,233	16,573	660	4.0%
Acquisition and transaction related	333	4,327	(3,994)	(92.3)%
General and administrative	12,705	11,116	1,589	14.3%
Depreciation and amortization	62,099	58,911	3,188	5.4%
Total expenses	277,101	245,334	31,767	12.9%
Operating loss	(6,515)	(15,881)	9,366	59.0%
Other income (expense):
Interest expense	(35,962)	(20,908)	(15,054)	(72.0)%
Interest and other income	21	305	(284)	(93.1)%
Gain on sale of real estate investment	—	438	(438)	NM
Gain (loss) on non-designated derivatives	46	(129)	175	NM
Total other expenses	(35,895)	(20,294)	(15,601)	(76.9)%
Loss before income taxes	(42,410)	(36,175)	(6,235)	(17.2)%
Income tax (expense) benefit	(225)	1,049	(1,274)	NM
Net loss	(42,635)	(35,126)	(7,509)	(21.4)%
Net loss attributable to non-controlling interests	87	135	(48)	(35.6)%
Net loss attributable to stockholders	$(42,548)	$(34,991)	$(7,557)	(21.6)%
_______________
NM — Not Meaningful

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the nine months ended September 30, 2018 and 2017:

	Same Store(1)				Acquisitions(2)				Dispositions(3)				Segment Total
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$49,091	$49,093	$(2)	—%	$9,638	$747	$8,891	NM	$—	$36	$(36)	NM	$58,729	$49,876	$8,853	17.8%
Operating expense reimbursements	12,117	11,460	657	5.7%	2,536	121	2,415	NM	—	2	(2)	NM	14,653	11,583	3,070	26.5%
Total revenues	61,208	60,553	655	1.1%	12,174	868	11,306	NM	—	38	(38)	NM	73,382	61,459	11,923	19.4%
Property operating and maintenance	18,739	18,042	697	3.9%	3,589	140	3,449	NM	—	37	(37)	NM	22,328	18,219	4,109	22.6%
NOI	$42,469	$42,511	$(42)	(0.1)%	$8,585	$728	$7,857	NM	$—	$1	$(1)	NM	$51,054	$43,240	$7,814	18.1%
_______________

(1)	Our MOB segment included 79 Same Store properties.

(2)	Our MOB segment included 31 Acquisition properties.

(3)	Our MOB segment included one Disposition property.
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
All of our Acquisitions during 2018 were MOBs. During the nine months ended September 30, 2018, MOB Acquisitions contributed $8.6 million of NOI which represented the increase in the MOB segment NOI.
During the nine months ended September 30, 2018, our Same Store property operating and maintenance expenses increased $0.7 million due to increased property tax expectations and higher building operating and maintenance costs. Property operating expense reimbursements increased $0.7 million due to the increased property operating and maintenance expenses that are reimbursable by our tenants. Reimbursement of property operating and maintenance expenses in our Same Store properties increased 1.2% from 63.5% during the nine months ended September 30, 2017, to 64.7% during the nine months ended September 30, 2018 due to increased expenses which are reimbursable under leases.
New York Six MOBs
During the nine months ended September 30, 2018, we reconsidered the intended holding period for the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, we entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. In connection with this amendment, we recognized an impairment charge of approximately $6.2 million on the New York Six MOBs for the nine months ended September 30, 2018 which is included on the consolidated statement of operations and comprehensive loss. Although we believe the disposition of the New York Six MOBs is probable, there can be no assurance that the disposition will be consummated, or that we will be able to reinvest the net proceeds in an accretive manner.
Five of the New York Six MOBs are included on the borrowing base of the Revolving Line of Credit and one is mortgaged under the Multi-Property CMBS Loan. We expect the total cost of repaying the debt associated with the New York Six MOBs at closing, including prepayment penalties, would be $23.3 million.

Segment Results — Triple - Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the nine months ended September 30, 2018 and 2017:

	Same Store (1)				Dispositions (2)				Segment Total
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$17,773	$18,720	$(947)	(5.1)%	$—	$2,617	$(2,617)	(100.0)%	$17,773	$21,337	$(3,564)	(16.7)%
Operating expense reimbursements	724	314	410	NM	—	(1)	1	NM	724	313	411	NM
Total revenues	18,497	19,034	(537)	(2.8)%	—	2,616	(2,616)	(100.0)%	18,497	21,650	(3,153)	(14.6)%
Property operating and maintenance	11,569	10,330	1,239	12.0%	—	2,925	(2,925)	NM	11,569	13,255	(1,686)	(12.7)%
NOI	$6,928	$8,704	$(1,776)	(20.4)%	$—	$(309)	$309	(100.0)%	$6,928	$8,395	$(1,467)	(17.5)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 26 Same Store properties.

(2)	Includes 18 properties that are deemed Dispositions as they were transitioned to our SHOP operating segment.
NM — Not Meaningful
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Rental income is related to contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. During the nine months ended September 30, 2018, rental income in our triple-net leased healthcare facilities segment decreased $3.6 million compared to the nine months ended September 30, 2017. $2.6 million of this decrease resulted from the 18 Dispositions which were transitioned to the SHOP segment due to tenants' failure or inability to meet their contractual lease obligations. During the nine months ended September 30, 2018, our Same Store property revenues decreased $947 thousand due to lower rents at our six triple net leased healthcare facilities located in Illinois.
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
Property operating and maintenance expenses of $11.6 million during the nine months ended September 30, 2018 primarily relates to $5.3 million of bad debt expense recorded on four properties in Texas, and one property in Florida, which is described below in more detail, and real estate taxes that were not reimbursed by tenants. Property operating and maintenance expense during the nine months ended September 30, 2017 primarily related to real estate taxes that were not reimbursed and bad debt expense in our triple-net leased facilities located in Texas, Illinois and Wisconsin.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. See — Results of Operations — Comparison of the Three Months Ended September 30, 2018 and 2017 for additional information on the LaSalle Tenant. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of September 30, 2018. We incurred $3.6 million and $0.2 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the nine months ended September 30, 2018 and 2017, respectively which is included in property operating and maintenance expense on the consolidated statement of operations.
The NuVista Tenants
The NuVista Tenants at two of our properties in Florida have been in default under their leases since July 2017. See — Results of Operations — Comparison of the Three Months Ended September 30, 2018 and 2017 for additional information on the NuVista Tenants. We incurred $5.4 million and $3.3 million of bad debt expense related to the NuVista Tenants during the nine months ended September 30, 2018 and 2017, respectively, which is included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See "— Liquidity and Capital Resources — Palm and the NuVista Tenants" for further details.

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the nine months ended September 30, 2018 and 2017:

	Same Store (1)				Acquisitions (2)				Segment Total
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident services and fee income	$138,841	$138,688	$153	0.1%	$39,855	$7,648	$32,207	NM	$178,696	$146,336	$32,360	22.1%
Rental income	10	8	2	NM	1	—	1	NM	11	8	3	NM
Total revenues	138,851	138,696	155	0.1%	39,856	7,648	32,208	NM	178,707	146,344	32,363	22.1%
Property operating and maintenance	97,802	96,528	1,274	1.3%	34,462	7,412	27,050	NM	132,264	103,940	28,324	27.3%
NOI	$41,049	$42,168	$(1,119)	(2.7)%	$5,394	$236	$5,158	NM	$46,443	$42,404	$4,039	9.5%
_______________

(1)	Our SHOP segment included 57 Same Store properties.

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
During the nine months ended September 30, 2018, resident services and fee income and rental income increased by $32.4 million in our SHOP segment as compared to the nine months ended September 30, 2017. Acquisitions, primarily comprising of our six triple-net leased healthcare facilities that transitioned to our SHOP operating segment on January 1, 2018 and 12 triple-net leased healthcare facilities that transitioned to our SHOP operating segment on June 8, 2017 contributed to an increase of $32.2 million, partially offset by a decrease of $0.2 million in revenues in our Same Store properties (see — Segment Results — Triple-Net Leased Healthcare Facilities for further details on the properties which were transitioned to our SHOP operating segment).
During the nine months ended September 30, 2018, property operating and maintenance expense increased $28.3 million in our SHOP segment as compared to the nine months ended September 30, 2017. Acquisitions, primarily comprising our 18 triple-net leased healthcare facilities that transitioned to our SHOP operating segment, contributed to an increase of $27.1 million in property operating and maintenance expense. The $1.3 million increase in Same Store property operating and maintenance expense is due to increased wages and building operational expenses.

Other Results of Operations
Impairment Charges
We recorded $18.6 million and approximately $19.0 million of impairment charges for the nine months ended September 30, 2018 and 2017, respectively. See Note 3 — Real Estate Investments for additional information on the impairment charges for the nine months ended September 30, 2018. The impairment charges for the nine months ended September 30, 2017 relate to six held for use properties that had carrying values in excess of their estimated fair values.
Operating Fees to Related Parties
Operating fees to related parties increased $0.7 million to $17.2 million for the nine months ended September 30, 2018 from $16.6 million for the nine months ended September 30, 2017.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. During the period preceding the February 17, 2017 amendment, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.3 million to $14.6 million for the nine months ended September 30, 2018 from $14.3 million for the nine months ended September 30, 2017.

Property management fees increased $0.4 million to $2.6 million during the nine months ended September 30, 2018 from $2.3 million for the nine months ended September 30, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.3 million for the nine months ended September 30, 2018 primarily related to indirect costs associated with acquisitions. Acquisition and transaction related expenses of approximately $4.3 million for the nine months ended September 30, 2017 primarily related to costs associated with the negotiation and execution of the Purchase Agreement.
General and Administrative Expenses
General and administrative expenses increased $1.6 million to $12.7 million for the nine months ended September 30, 2018 from $11.1 million for the nine months ended September 30, 2017, including $6.6 million and $5.3 million incurred from related parties during the nine months ended September 30, 2018 and 2017, respectively. Expenses incurred primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties and distributions on Class B Units.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $3.2 million to $62.1 million for the nine months ended September 30, 2018 from $58.9 million for the nine months ended September 30, 2017. Our acquisitions contributed $7.3 million to the increase. Same Store depreciation and amortization decreased $4.0 million primarily due to several intangible assets becoming fully amortized.
Interest Expense
Interest expense increased $15.1 million to $36.0 million for the nine months ended September 30, 2018 from $20.9 million for the nine months ended September 30, 2017. The increase in interest expense is related to increasing interest rates as well as higher overall outstanding debt, including new borrowings under the Fannie Mae Master Credit Facilities and a $250.0 million secured loan with KeyBank (the "MOB Loan"). This increase in outstanding debt under the Fannie Mae Master Credit Facilities was offset by paydowns of the Bridge Loan entered into in December 2017. As of September 30, 2018, we had total borrowings of $1,020.2 million, at a weighted average interest rate of 4.45%. As of September 30, 2017 we had total borrowings of $782.0 million, at a weighted average interest rate of 3.55%.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $21 thousand for the nine months ended September 30, 2018. Interest and other Income of $305 thousand during the for the nine months ended September 30, 2017 resulted from the recognition of a prospective buyer's non refundable deposit on an unconsummated sale of a vacant land parcel.
Gain on Sale of Real Estate Investment
Gain on sale of investment property for the nine months ended September 30, 2017 pertained to the sale of a real estate investment, which resulted in a gain of $0.4 million during the period.
Gain (Loss) on Non-Designated Derivatives
Loss on non-designated derivative instruments for the nine months ended September 30, 2018 and 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax (Expense) Benefit
Income tax expense of $0.2 million and benefit of $1.0 million for the nine months ended September 30, 2018 and 2017, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $87 thousand and approximately $135 thousand for the nine months ended September 30, 2018 and 2017, which represents the portion of our net income that is related to OP Unit and non-controlling interest holders.
Cash Flows from Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $38.3 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $54.6 million (net loss of $42.6 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges) and an increase in accounts payable and accrued expenses of $2.9 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by a net increase in prepaid and other assets of $12.9 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $6.3 million.
During the nine months ended September 30, 2017, net cash provided by operating activities was $48.0 million. Cash inflows include non-cash items of $55.8 million (net loss of $35.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share-based compensation, gain on sale of real estate investments, net, gain on non-designated derivatives and impairment charges) and an increase in accounts payable and accrued expenses of $7.2 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by a net increase in prepaid and other assets of $10.0 million, a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $4.5 million and an increase of $0.5 million in deferred rent.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2018 was $80.5 million. The cash used in investing activities included $73.5 million for the acquisition of nine MOBs during the period and to fund the ongoing development property in Jupiter, Florida, as well as $7.0 million in capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2017 was $65.2 million. The cash used in investing activities included $61.8 million for the acquisition of a SHOP and three MOBs during the period and to fund the ongoing development of a skilled nursing facility in Jupiter, Florida. We also invested $5.6 million in capital expenditures and $0.5 million in deposits for real estate acquisitions. These outflows were partially offset by $0.8 million of proceeds received from a property sale and $0.9 million of cash received in the asset acquisition and transfer of operations of 12 SHOPs during the nine months ended September 30, 2017.
Cash Flows from Financing Activities
Net cash provided by financing activities of $8.8 million during the nine months ended September 30, 2018 related to proceeds of $94.2 million from our Fannie Mae Master Credit Facilities and $118.7 million from the Multi-Property CMBS Loan. These cash inflows were partially offset by mortgage principal repayments of $62.9 million, payments on our senior secured revolving credit facility (the "Revolving Credit Facility") of $80.0 million, distributions to stockholders of $43.1 million, common stock repurchases of $14.2 million, deferred financing costs of $3.3 million, and distributions to non-controlling interest holders of $0.4 million.
Net cash provided by financing activities of $56.2 million during the nine months ended September 30, 2017 related to proceeds from the MOB Loan and proceeds from our Fannie Mae Master Credit Facilities of $128.1 million, partially offset by repayments on our Revolving Credit Facility of $187.0 million, common stock repurchases of $33.6 million, distributions to stockholders of $57.5 million, payments of deferred financing costs of $8.8 million, mortgage principal repayments of $34.4 million, distributions to non-controlling interest holders of $0.5 million and payments for non-designated derivative instruments of $0.1 million.
Liquidity and Capital Resources
As of September 30, 2018, we had $52.1 million of cash and cash equivalents. Following an amendment to the Revolving Credit Facility in October 2017, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents must be equal to at least $30.0 million at all times. Our principal demands for cash will be for funding our ongoing development project, acquisitions and capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.

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
Tender Offer
On March 13, 2018, we announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of our common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. We made the Tender Offer in response to an unsolicited offer to stockholders commenced on February 27, 2018. On April 4, 2018 and April 16, 2018 the Tender offer was amended to reduce the number of shares we were offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. In accordance with the terms of the Tender Offer, we accepted for purchase 229,999 shares for a total cost of approximately $3.0 million, which was funded with available cash.
Financings
As of September 30, 2018, our total debt leverage ratio (total debt divided by total assets) was approximately 43.4% and we had total borrowings of $1.0 billion, at a weighted average interest rate of 4.45%. As of December 31, 2017 we had total borrowings of $950.2 million, at a weighted average interest rate of 3.93%. We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. Such actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Revolving Credit Facility. The gross carrying value of unencumbered assets as of September 30, 2018 was $423.6 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Revolving Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of September 30, 2018, we had $471.2 million in mortgage notes payable outstanding, including the Bridge Loan with Capital One as administrative agent and lender. See Note 4 — Mortgages Payable for additional information. Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $0.4 million and $38.3 million, respectively. We plan on refinancing or exercising extension options for the mortgages due in 2019 prior to their maturity.
On December 28, 2017, we entered into the Bridge Loan with Capital One as administrative agent and lender. See Note 4 — Mortgage Notes Payable for additional information.
On April 10, 2018, we entered into the $118.7 million Multi-Property CMBS Loan with KeyBank. The Multi-Property CMBS Loan has a fixed interest rate of 4.541% and a maturity date of May 1, 2028. The Multi-Property CMBS Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Multi-Property CMBS Loan is secured by, among other things, mortgages on 20 medical office buildings in 12 states. KeyBank is permitted to securitize the Multi-Property CMBS Loan or any portion thereof.
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
Revolving Credit Facility
As of September 30, 2018, $189.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $32.4 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. During the nine months ended September 30, 2018, 15 properties were added to the borrowing base of the Revolving Credit Facility. The Revolving Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Revolving Credit Facility matures on March 21, 2019. We plan on refinancing the Revolving Credit Facility prior to its maturity.

The Revolving Credit Facility requires us to meet certain financial covenants on a quarterly basis. The Advisor has elected to, without any interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. The Advisor’s deferral enabled us to comply with such covenants as of December 31, 2017. These deferred fees and reimbursements are due to the Advisor upon demand within two business days' written notice and no later than June 30, 2018. These 2017 Advisor fee deferral amounts were fully paid in April 2018. As of September 30, 2018, we were in compliance with the financial covenants under the Revolving Credit Facility. There can be no assurance that the Advisor will agree to defer future fees or reimbursements, including deferrals required to meet financial covenants per the Revolving Credit Facility.
Fannie Mae Master Credit Facilities
As of September 30, 2018, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
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
On August 28, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a multi-tenant, triple-net leased MOB for a contracted purchase price of $14.3 million. The property is located in Farmington Hills, MI and comprises approximately 45,000 square feet. We accounted for the purchase as an asset acquisition.
On September 12, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of two multi-tenant, triple-net leased MOBs for a contracted purchase price of $10.3 million. The properties are located in Sterling Heights, MI and Washington Heights, MI and comprise approximately 36,000 square feet. We accounted for the purchase as an asset acquisition.
On September 24, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a single-tenant, triple-net leased MOB for a contracted purchase price of $11.3 million. The property is located in Elkhorn, WI and comprises approximately 30,000 square feet. We accounted for the purchase as an asset acquisition.
All 2018 acquisitions were funded with proceeds from financings (including amounts borrowed under our Revolving Credit Facility) and cash on hand.
Pending Acquisitions
We have entered into three definitive purchase and sale agreements to acquire seven MOBs for an aggregate contract purchase price of $84.5 million.
As of September 30, 2018, we had $52.1 million of cash and cash equivalents. Following an amendment to the Revolving Credit Facility in October 2017, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents must be equal to at least $30.0 million at all times. As of September 30, 2018, $189.7 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $32.4 million.
We expect to finance these acquisitions primarily with additional borrowings under our Revolving Credit Facility, as well as cash on hand. In order to increase the amount available for borrowing under our Revolving Credit Facility, we intend to add these pending acquisitions, as well as additional, eligible unencumbered properties that we owned as of September 30, 2018, to the borrowing base of our Revolving Credit Facility. The gross carrying value of unencumbered assets as of September 30, 2018 was $423.6 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Revolving Credit Facility.
The pending acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Assets Held for Sale
Missouri SNF Properties
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

On November 6, 2018, we entered into an amendment to the January 2017 agreement to sell the Missouri SNF Properties for an aggregate contract purchase price of $27.5 million (the "Amended Missouri SNF PSA"). Under the Amended Missouri SNF PSA, the purchaser is required to close no later than November 30, 2018. The Amended Missouri SNF PSA also provides that the purchasers pay a $4 million non-refundable extension and waiver fee. Although we believe the disposition of the Missouri SNF Properties is probable, there can be no assurance that the disposition will be consummated by November 30, 2018, or at all, or that we will be able to reinvest the net proceeds in an accretive manner. In connection with the Amended Missouri SNF PSA, we recognized an impairment charge of approximately $10.4 million on the eight Missouri SNF Properties for the three and nine months ended September 30, 2018 which are included on the consolidated statement of operations and comprehensive loss.
Since 2017, the tenant operators have been engaged in a dispute with the Missouri regulators over potential actions against their licenses to operate the Missouri SNF Properties relating to the failure to pay vendors.  While the tenants currently have permanent licenses, the ongoing licensure issues could impact the purchasers‘ ability to obtain financing to consummate the purchase of the Missouri SNF Properties. If the purchasers fail to close by the November 30, 2018 outside closing date, our sole remedy under the purchase and sale agreement will be to terminate the purchase and sale agreement, retain the $4 million non-refundable extension and waiver fee and receive the earnest money in the amount of $1.4 million. Further, if the tenants fail to maintain permanent licenses, they may not be able to fulfill their rental obligations under their leases with us.
There is no debt encumbering the Missouri SNF Properties, and they are not included on the borrowing base of the Revolving Line of Credit.
New York Six MOBs
During the three months ended September 30, 2018, we reconsidered the intended holding period for the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, we entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. In connection with this amendment, we recognized an impairment charge of approximately $6.2 million on the New York Six MOBs for the three and nine months ended September 30, 2018 which is included on the consolidated statement of operations and comprehensive loss. Although we believe the disposition of the New York Six MOBs is probable, there can be no assurance that the disposition will be consummated, or that we will be able to reinvest the net proceeds in an accretive manner.
Five of the New York Six MOBs are included on the borrowing base of the Revolving Line of Credit and one is mortgaged under the Multi-Property CMBS Loan. We expect the total cost of repaying the debt associated with the New York Six MOBs at closing, including prepayment penalties, would be $23.3 million.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. In January 2018, we entered into an agreement with the LaSalle Tenant in which we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to the forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $2.9 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of September 30, 2018. We incurred $3.3 million and $3.6 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three and nine months ended September 30, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.
Palm and the NuVista Tenants
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of September 30, 2018, we had funded $88.7 million, including $10.0 million for the land and $78.7 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. As of September 30, 2018, we had funded $6.7 million in excess of its $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. As described in more detail below, entities related to Palm are, however, in default to us under leases at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns so funded.
Palm is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). However, Palm is in default of the development agreement and has provided notice that it will cease providing services under the development agreement, which may result in additional delays in obtaining the CO. Until the CO is obtained, we will not receive income from the property, and, during this period, we have paid, and expect to continue to pay, ongoing maintenance expenses related to the property. There is no assurance as to when and if Palm will comply with its obligations. We are currently working to obtain the CO.

Under the development agreement, the targeted completion date was December 31, 2016. Additionally, the estimated rent commencement date was expected to be no later than April 1, 2017 with entities related to Palm operating the property as the tenants (the “Jupiter Tenant”). We do not expect entities related to Palm to become the tenant and currently expect that we will need to find a replacement tenant once we obtain the CO. Pursuant to an agreement between the Jupiter Tenant and us, the Jupiter Tenant agreed to transfer all contracts, licenses and permits (including all operational permissions and certificates of need) to a replacement tenant designated by us. Until such replacement tenant is identified, there can be no assurance that the Jupiter Tenant will comply with the obligations set forth in such agreement.
The NuVista Tenants have been in default under their leases since July 2017 and collectively owe us $8.0 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of September 30, 2018. There can be no guarantee on the collectibility of these receivables, and as such, we have the entire receivable balance and related income from the NuVista Tenants fully reserved as of September 30, 2018. We incurred $5.4 million and $3.3 million of bad debt expense related to the NuVista Tenants during the three and nine months ended September 30, 2018 and 2017, respectively which is included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us.
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, we and the tenant entered into the OTA pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. To date, the transition set forth in the OTA has not occurred and we have filed litigation to enforce the terms of the OTA and, in the alternative, pursue eviction proceedings against the NuVista Tenant and appoint a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property.
The other property, located in Lutz, Florida, transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, we replaced the NuVista Tenant as a tenant with a TRS, and have engaged a third party to operate the property. This structure is permitted by the REIT Investment Diversification and Empowerment Act of 2007, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the three months ended September 30, 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, we were unable to bill Medicare for services performed, and therefore, accumulated $6.1 million of Medicare receivables as of September 30, 2018. We expect that $0.5 million of these receivables are not collectible and therefore have reserved them, resulting in bad debt expense during the three and nine months ended September 30, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables.
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

The following table reflects the number of shares repurchased cumulatively through September 30, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Nine months ended September 30, 2018 (2)	529,871	$21.10
Cumulative repurchases as of September 30, 2018	3,059,669	$22.20
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
(2) Includes (i) 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations ("FFO"), Modified Funds from Operations ("MFFO") and NOI. While NOI is a property-level measure, MFFO is based on our total performance as a company and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined here, includes straight-line rent which is excluded from MFFO. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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

Because of these factors, the Institute of Portfolio Alternatives ("IPA"), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
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

	Three Months Ended			Nine Months Ended September 30, 2018
(In thousands)	March 31, 2018	June 30, 2018	September 30, 2018
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)	$(6,950)	$(29,607)	$(42,548)
Depreciation and amortization (1)	20,458	20,591	20,269	61,318
Impairment charges	733	—	17,837	18,570
Adjustments for non-controlling interests (2)	(103)	(108)	(98)	(309)
FFO attributable to stockholders	15,097	13,533	8,401	37,031
Acquisition and transaction related	173	120	40	333
Amortization of market lease and other intangibles, net	86	77	42	205
Straight-line rent adjustments, net of related bad debt expense of $1,468, $147, $3,381 and $5,451, respectively	(628)	(2,027)	1,926	(729)
Amortization of mortgage premiums and discounts, net	(69)	(64)	(67)	(200)
(Gain) Loss on non-designated derivatives	(178)	150	(18)	(46)
Capitalized construction interest costs	(670)	(785)	(848)	(2,303)
Adjustments for non-controlling interests (2)	6	13	(13)	6
MFFO attributable to stockholders	$13,817	$11,017	$9,463	$34,297
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

	Three Months Ended			Nine Months Ended September 30, 2017
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(6,139)	$(4,716)	$(24,136)	$(34,991)
Depreciation and amortization (1)	20,240	19,068	18,814	58,122
Impairment charges	35	—	18,958	18,993
Gain on sale of real estate investment	—	(438)	—	(438)
Adjustments for non-controlling interests (2)	(99)	(77)	(175)	(351)
FFO attributable to stockholders	14,037	13,837	13,461	41,335
Acquisition and transaction-related	2,845	1,743	(261)	4,327
Amortization of market lease and other lease intangibles, net	119	76	27	222
Straight-line rent adjustments, net of related bad debt expense of $334, $1,286, $892 and $2,512, respectively	(1,052)	(367)	(504)	(1,923)
Amortization of mortgage premiums and discounts, net	(440)	(439)	(400)	(1,279)
Loss on non-designated derivative instruments	64	43	22	129
Capitalized construction interest costs	(418)	(484)	(566)	(1,468)
Adjustments for non-controlling interests (2)	(5)	(4)	8	(1)
MFFO attributable to stockholders	$15,150	$14,405	$11,787	$41,342
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended September 30, 2018

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(8,477)	$911	$—	$(22,041)	$(29,607)
Impairment charges	17,837	—	—	—	17,837
Operating fees to related parties	—	—	—	5,743	5,743
Acquisition and transaction related	3	36	—	1	40
General and administrative	15	2	—	4,424	4,441
Depreciation and amortization	17,736	2,730	—	—	20,466
Interest expense	50	61	—	12,486	12,597
Interest and other income	(16)	—	—	—	(16)
Loss on non-designated derivative instruments	—	—	—	(18)	(18)
Income tax benefit (expense)	—	—	—	(550)	(550)
Net income (loss) attributable to non-controlling interests	1	4	—	(45)	(40)
NOI	$27,149	$3,744	$—	$—	$30,893
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended September 30, 2017:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(8,544)	$224	$(1)	$(15,815)	$(24,136)
Impairment charges	18,958	—	—	—	18,958
Operating fees to related parties	—	—	—	5,635	5,635
Acquisition and transaction related	—	101	—	(362)	(261)
General and administrative	—	—	—	3,541	3,541
Depreciation and amortization	18,714	242	—	133	19,089
Gain on sale of real estate investment	—	—	—	—	—
Interest expense	935	—	—	7,903	8,838
Interest and other income	(2)	—	—	(300)	(302)
Loss on non-designated derivative instruments	—	—	—	22	22
Income tax benefit (expense)	—	—	—	(652)	(652)
Net income (loss) attributable to non-controlling interests	2	—	—	(105)	(103)
NOI	$30,063	$567	$(1)	$—	$30,629

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$20,832	$2,423	$—	$(65,803)	$(42,548)
Impairment charges	18,570	—	—	—	18,570
Operating fees to related parties	—	—	—	17,233	17,233
Acquisition and transaction related	5	148	—	180	333
General and administrative	19	2	—	12,684	12,705
Depreciation and amortization	54,177	7,706	—	216	62,099
Interest expense	364	183	—	35,415	35,962
Interest and other income	(20)	—	—	(1)	(21)
Loss on non-designated derivative instruments	—	—	—	(46)	(46)
Income tax benefit	—	—		225	225
Net income (loss) attributable to non-controlling interests	4	12	—	(103)	(87)
NOI	$93,951	$10,474	$—	$—	$104,425
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2017:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,988	$294	$412	$(45,685)	$(34,991)
Impairment charges	18,993	—	—	—	18,993
Operating fees to related parties	—	—	—	16,573	16,573
Acquisition and transaction related	2,800	101	—	1,426	4,327
General and administrative	—	—	—	11,116	11,116
Depreciation and amortization	58,133	368	10	400	58,911
Interest expense	3,362	—	—	17,546	20,908
Interest and other income	(5)	—	—	(300)	(305)
Gain on sale of real estate investment	—	—	(438)	—	(438)
Loss on non-designated derivative instruments	—	—	—	129	129
Income tax benefit (expense)	—			(1,049)	(1,049)
Net income (loss) attributable to non-controlling interests	4	—	17	(156)	(135)
NOI	$93,275	$763	$1	$—	$94,039
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
During the nine months ended September 30, 2018, distributions paid to common stockholders and OP Unit holders totaled $72.0 million, including $28.6 million which was reinvested into additional shares of common stock through our DRIP. For the nine months ended September 30, 2018, cash flows provided by operations were $38.3 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Year-To-Date
	March 31, 2018		June 30, 2018		September 30, 2018		September 30, 2018
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock issued under the DRIP	$19,126		$11,816		$12,154		$43,096
Distributions reinvested in common stock issued under the DRIP	13,355		7,739		7,457		28,551
Distributions on OP Units	145		87		87		319
Total distributions (1)	$32,626		$19,642		$19,698		$71,966

Source of distribution coverage:
Cash flows provided by operations	$16,918	51.9%	$10,671	54.3%	$10,694	54.3%	$38,283	53.2%
Proceeds received from common stock issued under the DRIP (2)	13,355	40.9%	7,739	39.4%	7,457	37.9%	28,551	39.7%
Available cash on hand (3)	2,353	7.2%	1,232	6.3%	1,547	7.8%	5,132	7.1%
Total source of distribution coverage	$32,626	100.0%	$19,642	100.0%	$19,698	100.0%	$71,966	100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,918		$10,671		$10,694		$38,283
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)		$(6,950)		$(29,607)		$(42,548)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.

(3)	Includes proceeds received from credit facilities and mortgage notes payable.
For the nine months ended September 30, 2018, cash flows provided by operations were $38.3 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.

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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2018, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
On April 10, 2018, we entered into the Multi-Property CMBS Loan. See — Liquidity and Capital Resources for further discussion on material financing transactions.
There were no other material changes in the Company's contractual obligations at September 30, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the nine months ended September 30, 2018.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through September 30, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Nine months ended September 30, 2018 (2)	529,871	$21.10
Cumulative repurchases as of September 30, 2018	3,059,669	$22.20
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
(2) Includes (i) 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.

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

HEALTHCARE TRUST, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1 (1)	Form of Indemnification Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Report on Form 10-Q for the three months ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.
(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018.