Form 10-K
period 2018-12-31
Healthcare Trust, Inc.
filed 2019-03-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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
As of February 28, 2019, the registrant had 91,879,977 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2018

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Healthcare Trust, Inc. ("we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers, employees or holders of a direct or indirect controlling interest in Healthcare Trust Advisors, LLC (our "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor. As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

•
Due to a dispute with the developer, we have funded excess development costs at our development property in Jupiter, Florida and have not yet received any rental income from the property. There can be no assurance as to when we will begin to generate cash from this investment, if at all.

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

•
Our revenue is dependent upon the success and economic viability of our tenants, as well as our ability to collect rent from defaulting tenants, which has and may continue to adversely impact our results of operations, and replace them with new tenants, which we may not be able to do on a timely basis, or at all.

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater than we anticipate, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
Provisions in our revolving credit facility (our "Revolving Credit Facility") and the related term loan facility (our "Term Loan"), which together comprise our senior secured credit facility (our "New Credit Facility"), currently restrict us from increasing the rate we pay distributions to our stockholders, and there can be no assurance that we will be able to continue paying distributions at the current rate, or at all.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.

•
Any distributions, especially those not covered by our cash flows from operations, may reduce the amount of capital available for other purposes, including investment in properties and other permitted investments and may negatively impact the value of our stockholders' investment.

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

•
The offering price and repurchase price for our shares under our distribution reinvestment plan ("DRIP") and our share repurchase program (as amended, the "SRP") may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire us.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7) of this Annual Report on Form 10-K.

PART I
Item 1. Business
We invest in healthcare real estate, focusing on seniors housing properties and medical office buildings ("MOB"), located in the United States. As of December 31, 2018, we owned 191 properties located in 31 states and comprised of 9.1 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through Healthcare Trust Operating Partnership, L.P. (our "OP").
In February 2013, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. We closed our IPO in November 2014 and as of such date we had received cumulative proceeds of $2.0 billion from our IPO. As of December 31, 2018, we have received total proceeds of $2.3 billion, net of shares repurchased under the SRP (see Note 8 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K) and including $292.0 million in proceeds received under the DRIP.
On April 3, 2018, we published a new estimate of per share asset value ("Estimated Per-Share NAV") equal to $20.25 as of December 31, 2017. Our previous Estimated Per-Share NAV was equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Healthcare Trust Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, and these related parties receive compensation, fees and expense reimbursements for services related to managing our business and investments. Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner"), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP.
On December 22, 2017, we purchased all of the membership interests in indirect subsidiaries of American Realty Capital Healthcare Trust III, Inc. (“HT III”) that own the 19 properties which comprised substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of our Advisor.
Portfolio Summary
The following table summarizes our portfolio of properties as of December 31, 2018:

Asset Type	Number of Properties	Rentable Square Feet	Gross Asset Value (1)	Gross Asset Value %
			(In thousands)
Medical office and outpatient	111	3,886,201	$1,055,873	40.9%
Seniors housing	62	4,254,960	1,155,763	44.8%
Hospitals, post-acute and other	18	1,001,278	367,599	14.3%
Total	191	9,142,439	$2,579,235	100.0%
_______________

(1)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

In constructing our portfolio, we are committed to a strategy dedicated to diversification of geography. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2018:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In thousands)
Northeast	17	$40,862	1,572,523
South	70	138,278	3,498,134
Midwest	74	121,453	2,653,337
West	30	48,019	1,418,445
Total	191	$348,612	9,142,439
_______________

(1)
Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2018, which includes tenant concessions such as free rent, as applicable, as well as gross revenue from our SHOPs (as defined below).

Business Strategy
We seek to protect and enhance long-term stockholder value by creating stable, reliable and growing income streams generated through the ownership of a balanced and diversified portfolio of healthcare real estate. Our investment strategy is guided by three core principles: (1) maintaining a balanced, well-diversified portfolio of high quality assets; (2) pursuing accretive and opportunistic investment opportunities; and (3) maintaining a strong and flexible capital structure.
We have invested, and expect to continue investing, primarily in MOBs and seniors housing properties. In addition, we may invest in facilities leased to hospitals, rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and Seniors Housing — Operating Properties ("SHOP"). Our SHOP investments are held through a structure permitted under the provisions of RIDEA (as defined below). We generally acquire a fee interest in any property we acquire (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
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

As of December 31, 2018, 2017 and 2016, none of our tenants (together with their affiliates) had annualized rental income on a straight-line basis representing 10% or greater of total annualized rental income on a straight-line basis for the portfolio.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2018, 2017 and 2016:

	December 31,
State	2018	2017	2016
Florida	16.6%	17.5%	19.3%
Georgia	10.1%	10.7%	10.2%
Iowa	*	*	10.5%
Michigan	13.1%	11.6%	*
Pennsylvania	10.2%	10.8%	12.0%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
Investing in Healthcare-related Facilities
Healthcare-related facilities include MOBs and outpatient facilities, seniors housing properties, such as assisted and independent living and memory care facilities, as well as hospitals, inpatient rehabilitation hospitals, long-term acute care centers, surgery centers, skilled nursing facilities, specialty medical and diagnostic facilities, research laboratories and pharmaceutical buildings. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and SHOPs.
Medical Office Building and Outpatient Facilities
As of December 31, 2018, we owned 111 MOBs and outpatient facilities totaling 3.9 million square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
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
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2018:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	21	1,248,668
Off Campus	90	2,637,533
Total	111	3,886,201

Affiliated	84	3,141,339
Non-affiliated	27	744,862
Total	111	3,886,201

Seniors Housing Properties
As of December 31, 2018, we owned 58 seniors housing properties under a structure permitted by RIDEA, our SHOP segment, and four seniors housing properties under long term leases, which are included within our triple net leased healthcare facilities segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing properties primarily consist of independent living facilities, assisted living facilities and memory care facilities. These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.
Assisted Living and Memory Care Facilities
Assisted living facilities are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2018, our seniors housing properties included approximately 2,425 assisted living units and 1,139 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2018, our seniors housing properties included 1,012 independent living units. However, independent living facilities on their own are not treated as qualified health care properties eligible to be held through a RIDEA structure.
Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute care and other facilities are leased to tenants that provide healthcare services. As of December 31, 2018, we owned 18 other healthcare-related assets, including hospitals and post-acute care facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.
Healthcare Industry
Healthcare is the single largest industry in the United States based on Gross Domestic Product ("GDP"). According to the National Health Expenditures Projections, 2018 - 2027 report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 4.8% in 2019 and at an average annual growth rate of 5.5% for 2018 through 2027 and (ii) the healthcare industry is projected to increase from 17.9% of U.S. GDP in 2017 to 19.4% by 2027. This growth in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor's Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing approximately 20.2 million seasonally adjusted jobs as of December 31, 2018. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 18% from 2016 to 2026, adding approximately 2.4 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for medical office buildings and other facilities that serve the healthcare industry.

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
Demographics
The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to the Centers for Disease Control and Prevention (the "CDC"), 6.9% of all adults aged 65 years and over during the first half of 2018 needed help with personal care from another person. For both sexes combined, adults aged 85 years and over (19.6%) were nearly three times as likely as adults aged 75 to 84 (8.7%) to need help with personal care from other persons; adults aged 85 and over were nearly six times as likely as adults aged 65 to 74 (3.7%) to need help with personal care from other persons.  Also, according to the CDC, symptoms of Alzheimer’s disease generally do not appear until after the age of 60. Starting at age 65, the risk of developing the disease doubles every five years, and is the sixth leading cause of death among all adults and the fifth leading cause for those aged 65 or older. Up to 5 million Americans currently have Alzheimer’s disease and by 2060 the number is expected to more than triple to 14 million due to the aging of the population.
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for medical office buildings, seniors housing properties and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 1.6 billion in 2050, up from 47 million in 2015. This group will grow more rapidly than the overall population.  Thus, its share of the population will increase to 16.7% in 2050, from 8% in 2015. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that healthcare reform in the United States will continue to drive an increase in demand for medical services, and in particular, in the post-acute and long term services which our tenants and operators provide.
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
Maintaining a Strong and Flexible Capital Structure
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities, which include a secured credit facility (the "KeyBank Facility") with KeyBank together with a secured credit facility (the "Capital One Facility") with Capital One Multifamily Finance, LLC, an affiliate of Capital One (the Capital One Facility and the KeyBank Facility are referred to herein individually as a "Fannie Mae Master Credit Facility" and together as the "Fannie Mae Master Credit Facilities"). On March 13, 2019, we amended and restated our existing senior secured revolving credit facility (the “Prior Credit Facility”), which was scheduled to mature on March 21, 2019, by entering into our New Credit Facility with primarily the same lenders that were lenders under the Prior Credit Facility, with Keybank National Association remaining as agent for the lenders. Our New Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. At the closing under our New Credit Facility, we had a total borrowing capacity thereunder of $263.1 million based on the value of the borrowing base thereunder. Of this amount, $233.6 million was outstanding including $150.0 million outstanding under our Term Loan, and $83.6 million was outstanding under the Revolving Credit Facility, while $29.5 million remained available for future borrowings under the Revolving Credit Facility. Like the Prior Credit Facility, our New Credit Facility is secured by a pledged pool of the equity interests and related rights in wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. As of December 31, 2018, the Fannie Mae Master Credit Facilities are secured by mortgages on 22 properties, in aggregate. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, among other things. As of December 31, 2018, our total debt leverage ratio (total debt divided by total assets) was approximately 45.2% and we had total borrowings of $1.1 billion.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with that taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States ("GAAP")), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Healthcare Regulation
Overview
The healthcare industry is one of the most regulated industries in the United States and is currently experiencing rapid regulatory change and uncertainty. The legal challenges and legislative initiatives to roll back the Patient Protection and Affordable Care Act (the "Affordable Care Act" or "ACA") continue and the outcomes are uncertain. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations.
Our tenants and operators must comply with a wide-range of complex federal, state, and local laws and regulations, and the healthcare industry, in general, is the subject to increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the "Stark Law"), the FCA, the Civil Monetary Penalties Law ("CMPL"), and a range of other federal and state regulations relating to waste, cost control, and healthcare management. The business and operations of our tenants and therefore our business could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, continued judicial and legislative changes to the ACA, future attempts to reform healthcare, new interpretations of existing laws and regulations, and changes or increased emphasis on certain enforcement priorities.

Additionally, the ongoing political and legal challenges to the ACA leave its future uncertain. In December 2018, a Texas federal judge ruled that the ACA's individual mandate violates the Constitution and therefore the entire ACA violates the Constitution. The decision will most likely be appealed. The U.S. Department of Health and Human Services ("HHS") responded by clarifying that the US District Court decision did not halt the enforcement of the ACA. The confusion around the state of the ACA, the shift towards less comprehensive health insurance coverage, higher deductibles, and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.
Our tenants and operators are subject to extensive federal, state, and local laws, regulations and industry standards which govern business operations, physical plant and structure, patient and employee health and safety, access to facilities, patient rights - including privacy, price transparency, fewer restrictions on access to care - and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, reputational damage or closure of a facility. In addition, both government and private third-party payors will likely continue their efforts to drive down reimbursement. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies such as bundled payments, capitation payments, and discounted fee structures. Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees. All of these changes could impact our operators’ and tenants’ ability to pay rent or other obligations to us.
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities, skilled nursing facilities and other healthcare facilities that receive reimbursement for services from third-party payors, including the government sponsored Medicare and Medicaid programs and private insurance carriers. To participate in the Medicare and Medicaid programs, operators of healthcare facilities must comply with the regulations previously referenced, as well as with licensing, certification and, in 35 states plus the District of Columbia, with certificate of need (“CON”) requirements. Licensing and certification requirements also subject our tenants to compliance surveys and audits which are critical to the ongoing operations of the facilities.
In granting and renewing these licenses and certifications, the state regulatory agencies consider numerous factors relating to a facility’s operations, including, but not limited to, the plant and physical structure, admission and discharge standards, staffing, training, patient and consumer rights, medication guidelines and other rules. If an operator fails to maintain or renew any required license, certification or other regulatory approval, or to correct serious deficiencies identified in compliance surveys, the operator could be prohibited from continuing operations at a facility.
A loss of licensure or certification, as well as a change in participation status, could also adversely affect an operator's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect the operator's ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us. In addition, if we have to replace an operator, we may experience difficulties in finding a replacement because our ability to replace the operator may be affected by federal and state laws governing changes in control and ownership.
Similarly, in order to receive Medicare and Medicaid reimbursement, our healthcare facilities must meet the applicable conditions of participation established by HHS relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with other federal, state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with, the terms of the operator's or facility's leases with us.
In most states, skilled nursing facilities and hospitals are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes.
In CON states, regulators are increasingly concentrating their activities on outpatient facilities and long-term care as those are expanding sectors of the health care industry. CON laws and regulations may restrict an operator's ability to expand properties and grow the operator's business in certain circumstances, which could have an adverse effect on the operator's or tenant's revenues and, in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us.

Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare entities and providers who participate in, submit or cause to be submitted claims for payment to, or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:

•
The Federal Anti-Kickback Statute (42 USC Section 1320a-7b(b)(b) of the Social Security Act) which prohibits the knowing and willful solicitation, offer, payment or acceptance of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for: (i) referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program; or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in party under a federal health care program;

•
The Federal Physician Self-Referral Prohibition (42 USC Section 1395nn which is commonly referred as the "Stark Law"), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements, unless an exception applies, and prohibits the designated health services entity from submitting claims to Medicare for those services resulting from a prohibited referral;

•
The False Claims Act ("FCA") (13 USC Sections 3729-3733) creates liability for any person who submits a false claim to the government or causes another to submit a false claim to the government or knowingly makes a false record or statement to get a false claim paid by the government. In what is known as reverse false claims, the FCA imposes liability where a person acts improperly to avoid having to pay money to the government. The FCA also creates liability for people who conspire to violate the FCA; and

•
The CMPL (42 USC 1320a-7a for healthcare) authorizes HHS to impose civil penalties administratively for fraudulent acts. The scope of the Office of the Inspector General's authority to enforce the CMPL was increased in 2016.

Courts have interpreted the fraud and abuse laws broadly. Sanctions for violating these federal laws include substantial criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Many states have adopted laws similar to, or more expansive than, the federal fraud and abuse laws. States have also adopted and are enforcing laws that increase the regulatory burden and potential liability of healthcare entities including, but not limited to, patient protections, such as minimum staffing levels, criminal background checks, sanctions for employing excluded providers, restrictions on the use and disclosure of health information, and these state laws have their own penalties which may be in addition to federal penalties.
In the ordinary course of their business, the operators at our properties are regularly subject to inquiries, audits and investigations conducted by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts, accompanied by an increased pressure to eliminate government waste, has led to a significant increase in the number of investigations and enforcement actions over the past several years, a trend which is not anticipated to decrease considerably. Significant enforcement activity has been the result of actions brought by regulators, who file complaints in the name of the United States (and, if applicable, particular states) under the FCA or equivalent state statutes. Also, the qui tam and whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded. Individuals have tremendous potential financial gain in bringing whistleblower claims as the statute provides that the individual will receive a portion of the money recouped. Additionally, violations of the FCA can result in treble damages.
Violations of federal or state law or FCA actions against an operator of our properties could have a material adverse effect on the operator's liquidity, financial condition or results of operations. Such a negative impact on an operator's financial health could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of our rental agreements with our tenants.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as "HIPAA") protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. The federal government has increased its HIPAA enforcement efforts over the past few years, which has increased the number of audits and enforcement actions, some of which have resulted in significant penalties to healthcare providers. For example, in October

2018, Anthem, Inc. agreed, in addition to implementing various corrective measures, to pay a record $16 million to HHS’s Office for Civil Rights in settlement of HIPAA violations stemming from the largest data breach in United States history. Violations of federal and state privacy and security laws could have a material adverse effect on the operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
Reimbursement
The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations. For example, the ACA enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies.
The ACA has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. The uncertain status of the ACA and of the state Medicaid programs, among other things, affect our ability to plan for the future.
Federal and state budget pressures also continue to escalate and, in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may continue to enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits.
The expansion in health insurance coverage under the ACA is likely going to continue to erode in 2019 as cuts in advertising and outreach during the marketplace open-enrollment periods, shorter open enrollment periods, and other changes have left many Americans uncertain about their ability to access and be eligible for coverage. Additionally, the repeal of the individual mandate penalty included in the Tax Cuts and Jobs Act of 2017 ("TCJA"), recent actions to increase the availability of insurance policies that do not include ACA minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us.
In addition to legislative and executive actions relating to the scope of the ACA, increased enforcement will likely continue to impact the financial framework for healthcare operators and facilities. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2018, CMS announced its successes in reducing the 2018 Medicare improper payment rate and specifically called out the successes of its actions to address improper payments in home health and skilled nursing facility claims.
In addition, CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to a capitated system, which means medical providers are given a set fee per patient regardless of treatment required, and value-based and bundled payment approaches, where the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than based on the actual services provided. Providers and facilities are increasing responsible to care for and be financially responsible for certain populations of patients under the population health models and this shift in patient management paradigm is creating and will continue to create unprecedented challenges for providers.
Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA continue to be uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA reporting requirements and quality metrics may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry. These and other shifts in payment and risk sharing within an outcome-based model are leading to, among other trends, increasing use of management tools to oversee individual providers and coordinate their services. The focus on utilization puts downward pressure on the number and expense of services provided as payors are moving away from a fee for service model. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.
Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the health market, including companies such as Amazon.com Inc., JPMorgan Chase & Co., Apple Inc., CVS Health Corporation, as well as telemedicine, telehealth and mhealth, are disrupting the heath industry and could lead to new trends in payment. All of the factors discussed-recoupment of past payments or denial or delay of future payments-could adversely affect an operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of its leases and other agreements with us.

We regularly assess the financial implications of reimbursement rule changes on our tenants, but we cannot assure you that current rules or future updates will not materially adversely affect our operators and tenants, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See “Item 1A. Risk Factors — Risks Related to the Healthcare Industry — Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us” and “— A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.”
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2018 and do not expect that we will be required to make any such material capital expenditures during 2019.
Employees
We have no employees. Instead, the employees of our Advisor and other affiliates of AR Global perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general and administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from an unrelated party at potentially higher costs.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC’s Internet address located at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.healthcaretrustinc.com or www.ar-global.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions and the value of our common stock.

Risks Related to Our Properties and Operations
We have incurred net losses on a GAAP basis for the years ended December 31, 2018, 2017 and 2016.
We have incurred net losses attributable to stockholders on a GAAP basis for the years ended December 31, 2018, 2017, and 2016 of $52.8 million, $42.5 million and $20.9 million, respectively. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder's investment could decline substantially. We were incorporated on October 15, 2012. As of December 31, 2018, we owned 191 properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
We depend on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and our Property Manager. Neither our Advisor nor its affiliates have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or its affiliates and available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with our Advisor, filed suit against AR Global, our Advisor, advisors of other entities advised by affiliates of AR Global, and AR Global’s principals. The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services our Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. On November 5, 2018, the defendants moved for leave to amend their answers and for partial summary judgment on certain of the claims at issue in the case. The creditor trust opposed the motion, and it was argued before the court on February 6, 2019. The court has not yet ruled on the motion. On January 18, 2019, the defendants requested that the scheduling order governing the case be modified to bifurcate liability and damages issues for discovery purposes and trial. That request is also pending. Our Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
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
Our common stock is not traded on a national securities exchange, and we only repurchase shares under our SRP, in the event of death or disability of a stockholder. Our SRP may be suspended or amended at any time and stockholders may have to hold their shares for an indefinite period of time. Our stockholders who sell their shares to us under our SRP may receive less than the price they paid for the shares.

There is no active trading market for our shares. Our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to our SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the DRIP and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year, subject to the authority of the Board to identify another source of funds for repurchases under the SRP. The Board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice. Therefore, requests for repurchase under the SRP may not be accepted. Repurchases under the SRP will be based on Estimated Per Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
We are also restricted from making share repurchases to the extent they would be aggregated with distributions to our stockholders under the covenant in our New Credit Facility that restricts payments of distributions to our stockholders. Although this covenant exempts payments for share repurchases up to $50.0 million during the term of the New Credit Facility from being aggregated in this way, we must maintain cash and cash equivalents of at least $30.0 million and compliance with a leverage ratio after giving effect to those payments.
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
One of our goals is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	we may acquire properties that are not accretive;

•	we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•
we expect to finance future acquisitions primarily with additional borrowings under our Revolving Credit Facility, and there can be no assurance as to how much borrowing capacity will be available for this purpose;

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions from other sources on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals affiliated with our Advisor to identify suitable investments, and there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable or limited in our ability to pay dividends and we may not be able to meet our investment objectives.
We may change our targeted investments without stockholder consent.
We have acquired and expect to continue to acquire a diversified portfolio of healthcare-related assets including MOBs, SHOPs and other healthcare-related facilities. However, the Board may change our investment policies over time. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.
Our results of operations have been, and may continue to be, adversely impacted by our inability to collect rent from certain tenants.

Tenants at certain properties in our triple-net leased healthcare facilities segment have been in default under their leases to us, and our results of operations have been adversely impacted by our inability to collect rent from these tenants. There can be no assurance that we will be able to collect rent from these tenants in the future. We incurred $13.4 million of bad debt expense, including straight-line rent write-offs, related to these tenants during the year ended December 31, 2018. These amounts primarily relate to tenants and former tenants at two of our properties in Florida (collectively the "NuVista Tenant") that have been in default under their leases since July 2017 and tenants at four properties in Texas (collectively, the "LaSalle Tenant") that are currently in default of a forbearance agreement. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Palm and the NuVista Tenants" for further details.
During the year ended December 31, 2018, we transferred six properties from our triple-net leased healthcare facilities segment to our SHOP segment under a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm’s length basis to a TRS if the property is operated on behalf of the subsidiary by an entity who qualifies as an eligible independent contractor. We have and expect to continue pursuing the replacement of these tenants in a manner that will allow us to transition the properties leased to these tenants to our SHOP segment, such as by entering into settlement agreements and appointing court order receivers. By doing so, we will gain more control over the operations of the applicable properties, and we believe this will allow us to improve performance and the cash flows generated by the properties, but there can be no assurance this strategy will be successful. There also can be no assurance that we will be able to replace these tenants on a timely basis, or at all, and our results of operations may therefore continue to be adversely impacted by bad debt expenses related to our inability to collect rent from defaulting tenants. These transitions will also increase our exposure to risks associated with operating in this structure. See "— General Risks Related to Investments in Real Estate — We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities and assume additional operational risks and are subject to additional regulation and liability."
Due to a dispute with the developer, we have funded excess development costs at our development property in Jupiter, Florida and have not yet received any rental income from the property. There can be no assurance as to when we will begin to generate cash from this investment, if at all.
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. Palm Health Partners, LLC ("Palm") is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). However, Palm is in default of the development agreement and has ceased providing services under the development agreement. There is no assurance as to when and if Palm will comply with its obligations, and this has resulted in delays in obtaining the CO. There is no assurance as to when and if Palm will comply with its obligations, and this has resulted in delays in obtaining the CO. We are currently working to obtain the CO, but there can be no assurance as to how long this process will take, or if we will be able to complete it at all. Until the CO is obtained, we will not receive income from the property, and the amount of cash we are able to generate to fund distributions to our stockholders will continue to be adversely affected. We have paid, and expect to continue to pay, ongoing maintenance expenses related to the property and other costs related to our work to obtain the CO while this process continues.
Under the development agreement, the targeted completion date was December 31, 2016. Additionally, the estimated rent commencement date was expected to be no later than April 1, 2017 with entities related to Palm operating the property as the tenants (the “Jupiter Tenant”). We do not expect entities related to Palm to become the tenant and we are working to find a replacement tenant once we obtain the CO, although there can be no assurance we will be able to do so on a timely basis, or at all. Pursuant to an agreement between the Jupiter Tenant and us, the Jupiter Tenant agreed to transfer all contracts, licenses and permits (including all operational permissions and certificates of need) to a replacement tenant designated by us. Until a replacement tenant is identified, there can be no assurance that the Jupiter Tenant will comply with the obligations set forth in the agreement.
As of December 31, 2018, we had funded $90.6 million, including $10.0 million for the land and $80.6 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. There can be no assurance that Palm will reimburse us for construction overruns so funded.
In addition, the NuVista Tenants, which are related parties to Palm, have failed to pay rental obligations due to us at other properties we own where they are tenants and owe $9.4 million of rent, property taxes, late fees, and interest receivable under their leases as of December 31, 2018. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Palm and the NuVista Tenants" for further details.
We are working to resolve our various disputes with Palm, but there is no assurance we will be able to do so on favorable terms, or at all. Failure to resolve these has had, and could continue to have, an adverse effect on our business.
Provisions in our New Credit Facility currently restrict us from increasing the rate we pay distributions to our stockholders, and there can be no assurance that we will be able to continue paying distributions at the current rate, or at all.

We currently pay distributions on the fifth day of each month to stockholders of record each day during the prior month at a rate equivalent to $0.85 per share per annum. Pursuant to our New Credit Facility, until the earlier of the first day of the first fiscal quarter in 2019 in which we elect to be subject to other restrictions on distributions under our New Credit Facility or January 1, 2020, we are not permitted to amend or modify our current distribution policy in any manner (including, without limitation, to change the timing, amount or frequency of payments), except to reduce the amount of the distribution. Once we are permitted to increase our distribution rate, provisions in our New Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our New Credit Facility and which is similar but not identical to MFFO as discussed in this Annual Report on Form 10-K) during the applicable period. Until we become subject to these distribution restrictions, we will be subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our New Credit Facility based on the same borrowing base properties will be slightly lower.
The Prior Credit Facility also contained a covenant that restricted our ability to pay distributions exceeding certain percentages of Modified FFO. This covenant was amended twice during 2017 to permit us to pay a certain level of distributions. There can be no assurance that the lenders under our New Credit Facility will agree to any amendments to covenants impacting our ability to pay distributions. There also can be no assurance that we will be able to continue paying distributions at the current rate, or at all.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.
We have historically not generated sufficient cash flow from operations to fund distributions. If we do not generate sufficient cash flows from our operations to fund distributions, we may have to further reduce or suspend distributions. The amount of cash we have available for distributions is dependent on many factor, including factors that are beyond our control, such as that cash flows from our existing properties may not increase (or may decline), we may not be able to obtain a CO and begin receiving rental income from our development property in Jupiter, Florida and future asset acquisitions may not increase our cash available for making distributions as much as we anticipate, or at all. Moreover, decisions on whether, when and in which amounts to pay any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our distribution policy at any time and for any reason.
Our cash flows provided by operations were $54.2 million for the year ended December 31, 2018. During the year ended December 31, 2018, we paid distributions of $91.5 million, of which 59.2% was funded from cash flows from operations, 35.2% was funded from proceeds from issuances of common stock under our DRIP with the remainder funded from available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from borrowings. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to continue to use DRIP proceeds. Borrowings required to fund distributions may not be available at favorable rates, or at all, and could restrict the amount we can borrow for investments and other purposes. The proceeds from any property sale are subject to reduction to repay the debt, if any, associated with the property sold and may not be available to fund distributions. Distributions paid from sources other than our cash flows from operations also reduce the funds available for other needs such as property acquisitions, capital expenditures and other real estate-related investments.
If we internalize our management functions, we would be required to pay a transition fee and would not have the right to retain our management or personnel.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, under the terms of our advisory agreement we would be required to pay a transition fee to our Advisor upon termination of the advisory agreement in connection with an internalization that could be up to 4.5 times the compensation paid to our Advisor in the previous year, plus expenses. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.

We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate the Advisor. The initial term of our advisory agreement expires on February 16, 2027, but is automatically renewed for consecutive ten-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us, we would be required to pay a termination fee that could be up to four times the compensation paid to our Advisor in the previous year, plus expenses. In the event of a termination in connection with an internalization, the fee payable could be up to 4.5 times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights of the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
We indemnify our officers, directors, the Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements to this effect with our directors and officers, certain former directors and officers, our Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us.
Our business and operations could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations (including our tenant operators and other third party operators of our healthcare facilities) are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade our existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor, other parties that provide us with services essential to our operations and we are protected against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a subject of an intentional cyberattack or other event which results in unauthorized third party access to systems to disrupt operations, corrupt data or steal confidential information may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Additionally, any failure to adequately protect against unauthorized or unlawful processing of personal data, or to take appropriate action in cases of infringement may result in significant penalties under privacy law.
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about our tenant operators and other third party operators of our healthcare facilities, as well as the patients or residents at those facilities), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2018 shortly following the filing of this Annual Report on Form 10-K. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the Board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. The independent directors of the Board review the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. The independent directors of the Board rely on our Advisor’s input, including its view of the estimate and the appraisals performed by the independent valuation firm, but the independent directors of the Board may, in their discretion, consider other factors. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by the independent directors of the Board, neither our Advisor nor the independent directors of the Board will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable value of shares of our common stock.
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

We may in the future acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us to additional risks.
As of the date of this Annual Report on Form 10-K, we have not invested in any first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. In the future, however, we may choose to acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

•	risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;

•	difficulty in redeploying the proceeds from repayments of our existing loans and investments;

•	the illiquidity of certain of these investments;

•	lack of control over certain of our loans and investments;

•
the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;

•	risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and

•
the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the other key real estate professionals at our Advisor are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised directly or indirectly AR Global.
We and other entities advised directly or indirectly by AR Global also rely on these real estate professionals, to supervise the property management and leasing of properties. These executive officers and key real estate professionals, as well as AR Global, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
In addition, we may acquire properties in geographic areas where other entities advised by affiliates of AR Global own properties. Also, we may acquire properties from, or sell properties to, other entities advised by affiliates of AR Global. If one of the other entities advised by affiliates of AR Global attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other entities advised by affiliates of AR Global for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which entities advised by affiliates of AR Global should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

Our Advisor and AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor and its officers and employees and certain of our executive officers and other key personnel and its respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including entities advised by affiliates of AR Global, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these individuals have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If these conflicts occur, the returns on our investments may suffer.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of AR Global, which could hinder our ability to implement our business strategy.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect interests in our Advisor and our Property Manager or AR Global-affiliated entities. Through AR Global’s affiliates, some of these persons work on behalf of entities advised directly or indirectly by the parent of our Sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities advised by affiliates of our Advisor, (c) investments with entities advised by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under our advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation. In addition, the limited partnership agreement of our OP requires it to pay a subordinated incentive listing distribution to Special Limited Partner in connection with a listing or other liquidity event, such as the sale of our assets, or if we terminate the advisory agreement, even for cause as permitted by the advisory agreement. The Special Limited Partner is also entitled under the limited partnership agreement of our OP to participate in net sales proceeds. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for further information. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

Risks Related to our Corporate Structure
The limit on the number of shares a person may own may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by the Board, no person may own more than 9.8% in value of the aggregate of our outstanding shares of our capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

The Board is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation.
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
If we conduct equity offerings or issue additional shares in the future, the value of your investments may be adversely affected.
Our existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, the Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Stockholders will suffer dilution (both economic and percentage interest) of their equity investment in us, (a) from the sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock; (c) if we issue shares to our Advisor as payment of fees under our advisory agreement and other agreements; or (d) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other entities advised by affiliates of AR Global, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests may, in the discretion of the Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and other uses including payment of distributions to our stockholders.
Our Advisor its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, and the administration of our investments. They are paid substantial fees for these services, which reduces cash available for investment, other corporate purposes, including payment of distributions to our stockholders.

We depend on our OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of our OP and its subsidiaries, which could adversely affect our ability to pay distributions to our stockholders.
Our only significant asset is our interest in our OP. We conduct, and intend to continue conducting, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay distributions to our stockholders from cash flows from operations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our OPs and its subsidiaries liabilities and obligations have been paid in full.

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
The following four states represented 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2018:

State	Percentage of Straight-Line Rental Income
Florida	16.6%
Georgia	10.1%
Michigan	13.1%
Pennsylvania	10.2%

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
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease, and that our cash flow and the amounts available for distributions to our stockholders will not be adversely affected.
If a sale-leaseback transaction is recharacterized in a tenant's bankruptcy proceeding, our financial condition and ability to pay distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the “IRS”) will not challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to the continued default of tenants under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, properties' market values depend principally upon the value of the cash flow generated by the properties. Prolonged vacancies reduce this cash flow which would likely, therefore, reduce the value of the affected property.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells the property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property if a situation or loss occurs after the fact for which we have limited or no remedy.
We may be unable to secure funds for future tenant improvements or capital needs.
To attract new replacement tenants, or in some cases secure renewal of a lease, we may expend substantial funds for tenant improvements and refurbishments. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may not be able to lease or re-lease space on attractive terms, if at all.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of properties or refinance indebtedness, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon a sale, disposition, or refinancing. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for distributions.
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.

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
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance indebtedness secured by our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for the losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
Our properties are located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our cash available for distributions will be reduced.
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
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We have acquired and developed, and may in the future acquire and develop, properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our builder or partner's ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida. As of December 31, 2018, we have funded $8.6 million in excess of our $72.0 million funding commitment for the construction. We have and may continue to, at our election, provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. Palm is also responsible for completing the development and obtaining a final CO. However, Palm is in default of the development agreement and has ceased providing services under the development agreement. There is no assurance as to when and if Palm will comply with its obligations, and this has resulted in delays in obtaining the CO. We are currently working to obtain the CO, but there can be no assurance as to how long this process will take, or if we will be able to complete it at all. Until the CO is obtained, we will not receive income from the property, and the amount of cash we are able to generate to fund distributions to our stockholders will continue to be adversely affected. We have paid, and expect to continue to pay, ongoing maintenance expenses related to the property and other costs. In addition, certain related parties to Palm have failed to pay rental obligations due to us at other properties we own where they are tenants. We are working to resolve our various disputes with Palm, but there is no assurance we will be able to do so. Failure to resolve these has had, and could continue to have, an adverse effect on our business. See “— Risks Related to Our Properties and Operations — Due to a dispute with the developer, we have funded excess development costs at our development property in Jupiter, Florida and have not yet received any rental income from the property. There can be no assurance as to when we will begin to generate cash from this investment, if at all.”
We may invest in unimproved real property. For purposes of this paragraph, "unimproved real property" does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities or community groups. If we invest in unimproved property other than property we intend to develop, a stockholder's investment in our shares will be subject to the risks associated with investments in unimproved real property.
We compete with third parties in acquiring properties and other investments and attracting credit worthy tenants.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, private investment funds, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them.

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
We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
In our SHOP segment, we invest in SHOPs under a structure permitted by the RIDEA. As of December 31, 2018, we had 17 eligible independent contractors operating 58 SHOPs which represented 42.7% of our gross asset value. Some of these properties were recently transitioned from our triple-net leased facilities segment to our SHOP segment. We may in the future, transition other triple-net leased facilities, which may or may not be experiencing declining performance, to third-party managed facilities under a structure permitted by RIDEA, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
RIDEA permits REITs, such as us, to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under the RIDEA  structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third party operator. We are therefore responsible for any operating deficits incurred by the facility.
The income we generate from these properties is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Although we have various rights as the property owner under our management agreements, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses or other trained personnel or general inflationary pressures may force the operator to enhance pay and benefit packages to compete effectively for personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator's senior management or equity ownership could adversely affect the income we receive from our SHOPs and have a material adverse effect on us.
The operator, which would be our TRS when we use a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue on the applicable property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described above. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we are subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint, or data breach. Furthermore, if our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We have made investments in certain assets through joint ventures and may continue to enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when we desire to do so or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We can make no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These types of provisions restrict our ability to sell a property.
In addition, applicable provisions of the Code impose restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Thus, we may be unable to realize our investment objectives by selling or otherwise disposing of a property, or refinancing debt secured by the property, at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.
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

Risks Related to the Healthcare Industry
Our real estate investments are concentrated in healthcare-related facilities, and we may be negatively impacted by adverse trends in the healthcare industry.
We own and seek to acquire a diversified portfolio of healthcare-related assets including MOBs, SHOPs and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees' ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
Furthermore, the healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our revenues.
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
The properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the healthcare market, including companies such as Amazon.com Inc., JPMorgan Chase & Co., Apple Inc., CVS Health Corporation, as well as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our tenants' failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders. In most states, skilled nursing facilities and hospitals are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant and may restrict an operator's ability to expand properties and grow the operator's business in certain circumstances, which could have an adverse effect on the operator's or tenant's revenues, and in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us. State CON laws are not uniform throughout the United States and are subject to change. Additionally, in CON states, regulators are increasingly concentrating their activities on outpatient facilities and long-term care as those are expanding sectors of the health care industry. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. In December 2017, a tax reform bill passed by the House of Representatives and the Senate was signed into law by President Trump, which repeals the penalty on individuals for failing to maintain health insurance as required under the Affordable Care Act effective in 2019. Therefore, starting in 2019, individuals may cancel their health insurance because there will be no penalty for failing to maintain such insurance. Additionally, in December 2018, a federal judge in the Northern District of Texas ruled that because Congress repealed this penalty on individuals, the individual mandate under the Affordable Care Act is thereby unconstitutional, and therefore, because the remainder of the Affordable Care Act is inseverable from the individual mandate, the entire Affordable Care Act is also unconstitutional. This decision was not, however, an injunction that would halt the enforcement of the Affordable Care Act or a final judgment. Nevertheless, if an injunction or a final judgment is made which declares the Affordable Care Act unconstitutional, states may not have to comply with its requirements, which could impact health insurance coverage for individuals. The legal challenges and legislative initiatives to roll back the Affordable Care Act continue and the outcomes are uncertain. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
The expansion in health insurance coverage under the Affordable Care Act is likely going to continue to erode in 2019 as cuts in advertising and outreach during the marketplace open-enrollment periods, shorter open enrollment periods, and other changes have left many Americans uncertain about their ability to access and be eligible for coverage. Additionally, the repeal of the individual mandate penalty included in the TCJA, recent actions to increase the availability of insurance policies that do not include Affordable Care Act minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us.
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
The Affordable Care Act also requires the reporting and return of overpayments. Healthcare providers that fail to report and return an overpayment could face potential liability under the FCA and the CMPL and exclusion from federal healthcare programs. Accordingly, if our operators fail to comply with the Affordable Care Act’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.

Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies, such as bundled payments, capitation payments and discounted fee structures. As a result, our tenants and operators may face significant limits on the scope of services reimbursed and on reimbursement rates and fees. All of these changes could impact our operators' and tenants' ability to pay rent or other obligations to us. In addition, operators in certain states have experienced delays; some of which are, have been, and may be late in receiving reimbursements, which have adversely affected their ability to make rent payments to us. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the Affordable Care Act through the Medicaid expansion and health insurance exchanges may be scaled back or eliminated in the future because the Affordable Care Act has faced ongoing legal challenges and the future status of the Affordable Care Act is unknown. Moreover, President Trump’s administration has stated its intention to make changes to the Medicaid program and has permitted states to establish eligibility restrictions for Medicaid recipients, and there can be no assurance what these changes might entail. We cannot ensure that our tenants who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide. The uncertain status of the Affordable Care Act and federal health care programs and the impact it may have on our tenants affects our ability to plan.
Any slowdown in the United States economy can negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, some states have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Most states have all, or a portion of their Medicaid population enrolled in an MCO (Managed Care Organization). Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.
Our tenants may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. MACRA has also established a new payment framework, which modified certain Medicare payments to eligible clinicians, representing a fundamental change to physician reimbursement. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.
Transfers of healthcare facilities to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals, zoning approvals, and Medicare and Medicaid provider arrangements that are either not required, or enjoy reduced requirements, in connection with transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other uses, all of which may materially adversely affect our business, results of operations and financial condition.

For example, our property in Lutz, Florida, which had been leased to one of the NuVista Tenants, transitioned to the SHOP segment as of January 1, 2018. In connection with this transition, we replaced a tenant with a TRS and engaged a third party to operate the property. During 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, we were unable to bill Medicare for services performed and accumulated receivables. We were able to bill and collect the majority of these receivables during the year ended December 31, 2018; however, $0.7 million of these receivables are not collectible. We have reserved for the uncollectible receivables, resulting in bad debt expense during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables. We may incur additional bad debt expense in connection with future transitions of properties to our SHOP segment due to the delay the new operator may experience in obtaining a Medicare license. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Palm and the NuVista Tenants" for further details.
A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services ("CMS"), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which has impacted our tenants' ability to make rent payments to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenants and operators may face reductions in reimbursement rates and fees. Operators in certain states have experienced delays in receiving reimbursements, which has adversely affected their ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and operators, which may affect their ability to make contractual payments to us.
On April 16, 2015, President Obama signed MACRA into law, which among other things, permanently repealed the Sustainable Growth Rate formula ("SGR"), and provided for an annual rate increase of 0.5% for physicians through 2019. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement and threatens physician reimbursement under Medicare. A final rule updating certain Quality Payment Program regulations was published on effective on January 1, 2018. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further industry consolidation.
In addition, on July 31, 2018, CMS announced a final rule that projects increased aggregate Medicare payments to skilled nursing facilities by approximately $820 million for fiscal year 2019. If these rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
Furthermore, under a program facilitated by the CMS known as the SNF Value-Based Purchasing Program, CMS began withholding 2% of SNF Medicare payments beginning October 1, 2018, to fund an incentive payment pool. CMS will then redistribute 50-70% of the withheld payments back to high performing SNFs. The lowest ranked 40% of facilities will receive payments that are less than what they otherwise would have received without the program. As a result, certain of our tenants could receive less in Medicare reimbursement payments, which could adversely affect their ability to make rent payments to us earn less.
There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our tenants have and may experience limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2018, CMS announced its successes in reducing the 2018 Medicare improper payment rate and specifically called out successes of its actions to address improper payments in home health and skilled nursing facility claims.
In addition, CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to a capitated system, which means medical providers are given a set fee per patient regardless of treatment required, and value-based and bundled payment approaches, where the government pays a set amount for each beneficiary for a defined period of time, based on that person's underlying medical needs, rather than based on the actual services provided. Providers and facilities are increasing responsible to care for and be financially responsible for certain populations of patients under the population health models and this shift in patient management paradigm is creating and will continue to create unprecedented challenges for providers.

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
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our SHOPs could cause our occupancy rates and resident fee revenues to decline.
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Substantially all of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our SHOPs, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our SHOPs are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our SHOPs could decline.
Residents in our SHOPs may terminate leases.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our SHOPs may be difficult to predict. A large number of resident lease agreements may terminate at or around the same time, and the affected units may remain unoccupied.
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
Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition (commonly referred to as the "Stark Law"), which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the CMPL, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments or exclusion from the Medicare and Medicaid programs. In 2016, the scope of the Office of Inspector General's authority to enforce the CMPL was increased. Certain laws, such as the FCA, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Individuals have tremendous potential financial gain in bringing whistleblower claims as the FCA statute provides that the individual will receive a portion of the money recouped. Additionally, violations of the FCA can result in treble damages. Significant enforcement activity has been the result of actions brought by these individuals. Additionally, certain states in which the facilities are located also have similar fraud and abuse laws. Federal and state adoption and enforcement of such laws increase the regulatory burden and costs, and potential liability, of healthcare providers. Investigation by a federal or state governmental body for violation of fraud and abuse laws, and these state laws have their own penalties which may be in additional to federal penalties.
Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's business, its reputation, and its ability to operate or to make rent payments. Increased funding for investigation and enforcement efforts, accompanied by an increased pressure to eliminate government waste, has led to a significant increase in the number of investigations and enforcement actions over the past several years, a trend which is not anticipated to decrease considerably.
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
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators' revenues likely are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to pay distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.
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
Risks Associated with Debt Financing and Investments
Our level of indebtedness may increase our business risks.
As of December 31, 2018, we had total outstanding gross indebtedness of $1.1 billion. We may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•
limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund distributions or for other corporate purposes;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limit on the amount we may borrow against any single improved property. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could cause restrictive covenants to become applicable from time to time.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction. Using leverage increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment in us. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
Our New Credit Facility and other financing arrangements have restrictive covenants relating to our operations and distributions.
Our New Credit Facility and other financing arrangements contain provisions that affect or restrict our distribution and operating policies, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, replace our Advisor, discontinue insurance coverage, merge with another company, and create, incur or assume liens. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. See "—Risks Related to Our Properties and Operations — Provisions in our New Credit Facility currently restrict us from increasing the rate we pay distributions to our stockholders, and there can be no assurance that we will be able to continue paying distributions at the current rate, or at all."
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
Increases in mortgage rates may make it difficult for us to finance or refinance indebtedness secured by our properties.
We have incurred, and may continue to incur, mortgage debt. We run the risk of being unable to refinance our mortgage loans when they come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance indebtedness secured by the properties and we may be required to obtain equity financing to repay the mortgage or the property as security for the loan may be subject to foreclosure.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders and we may be adversely affected by uncertainty surrounding LIBOR.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. If we refinance long-term debt at increased interest rates it may reduce the cash we have available to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Some or all of our variable-rate indebtedness may use the London Inter-Bank Offered Rate (“LIBOR”) or similar rates as a benchmark for establishing the applicable interest rate. LIBOR rates increased in 2018 and may continue to increase in future periods. If we need to repay existing debt during periods of rising interest rates, we may need to sell one or more of our investments in properties even though we would not otherwise choose to do so.
Moreover, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

Any hedging strategies we utilize may not be successful in mitigating our risks.
We have and may continue to enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or own real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if the Board determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also requires us to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT and that do not meet a safe harbor available under the Code (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To continue to qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce an overall return.
In order to continue to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on an investment in our shares.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may lease some of our seniors housing properties that are "qualified health care properties" to one or more TRSs which in turn contract with independent third-party management companies to operate such "qualified health care properties" on behalf of such TRSs. We may use TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders' investment. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

If our "qualified health care properties" are not properly leased to a TRS or the managers of such "qualified health care properties" do not qualify as "eligible independent contractors," we could fail to qualify as a REIT.
In general, we cannot operate any of our seniors housing properties that are "qualified health care properties" and can only indirectly participate in the operation of "qualified health care properties" on an after-tax basis through leases of such properties to health care facility operators or our TRSs. A "qualified health care property" includes any real property, and any personal property incident to such real property, which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Furthermore, rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases "qualified health care properties" from us will not be treated as a "related party tenant" with respect to our "qualified health care properties" that are managed by an independent management company, so long as the independent management company qualifies as an "eligible independent contractor."
Each of the management companies that enters into a management contract with our TRSs must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRSs that lease "qualified health care properties" to be qualifying income for purposes of the REIT gross income tests. An "eligible independent contractor" is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a "qualified health care property," is actively engaged in the trade or business of operating "qualified health care properties" for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our OP by our TRSs pursuant to the lease of our “qualified healthcare properties” will constitute a substantial portion of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions stockholders receive.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although, the 20% deduction is scheduled to sunset after December 31, 2025. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that the extent the distributions are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder's investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may be represented by publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.

The ability of the Board to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the return earned on an investment in our shares.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2018:

Portfolio	Number of Properties	Rentable Square Feet	Percent Leased (1)	Weighted Average Remaining Lease Term (2)	Gross Asset Value (4)
					(In thousands)
Medical Office Buildings	111	3,886,201	88.4%	4.8	$1,055,873
Triple-Net Leased Healthcare Facilities (3):
Seniors Housing — Triple Net Leased	4	102,753	100.0%	12.0	55,000
Hospitals	6	514,962	90.7%	7.4	133,540
Post Acute / Skilled Nursing	9	486,316	100.0%	9.7	139,565
Total Triple-Net Leased Healthcare Facilities	19	1,104,031	95.7%	8.9	328,105
Seniors Housing — Operating Properties	58	4,152,207	85.7%	N/A	1,100,763
Land	2	N/A	N/A	N/A	3,665
Construction in Progress	1	N/A	N/A	N/A	90,829
Portfolio, December 31, 2018	191	9,142,439			$2,579,235
_______________

(1)	Inclusive of leases signed but not yet commenced as of December 31, 2018.

(2)	Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2018.

(3)
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties.

(4)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

N/A	Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2018:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet
		(In thousands)
Alabama	1	$159	—%	5,564	0.1%
Arizona	14	14,712	4.2%	509,069	5.6%
Arkansas	3	15,493	4.4%	248,783	2.7%
California	7	13,261	3.8%	366,031	4.0%
Colorado	2	1,669	0.5%	59,483	0.7%
Florida	23	57,986	16.6%	1,205,202	13.2%
Georgia	15	35,055	10.1%	821,265	9.0%
Idaho	1	2,731	0.8%	55,846	0.6%
Illinois	17	18,649	5.3%	641,836	7.0%
Indiana	5	3,660	1.0%	163,035	1.8%
Iowa	14	29,845	8.6%	585,667	6.4%
Kansas	1	4,485	1.3%	49,360	0.5%
Kentucky	2	2,754	0.8%	92,875	1.0%
Louisiana	1	631	0.2%	17,830	0.2%
Maryland	1	940	0.3%	36,260	0.4%
Michigan	19	45,529	13.1%	707,689	7.7%
Minnesota	1	1,096	0.3%	36,375	0.4%
Mississippi	3	1,511	0.4%	73,859	0.8%
Missouri	3	10,438	3.0%	124,650	1.4%
Nevada	2	3,255	0.9%	86,342	0.9%
New York	6	5,413	1.6%	245,861	2.7%
North Carolina	2	1,313	0.4%	68,122	0.7%
Ohio	2	824	0.2%	49,994	0.5%
Oregon	3	10,536	3.0%	288,774	3.2%
Pennsylvania	11	35,449	10.2%	1,326,662	14.5%
South Carolina	2	948	0.3%	52,527	0.6%
Tennessee	3	3,657	1.0%	175,652	1.9%
Texas	11	12,654	3.6%	466,105	5.1%
Virginia	3	5,177	1.4%	234,090	2.6%
Washington	1	1,855	0.5%	52,900	0.6%
Wisconsin	12	6,927	2.2%	294,731	3.2%
Total	191	$348,612	100.0%	9,142,439	100.0%
__________________________________________

(1)
Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2018, which includes tenant concessions such as free rent, as applicable, as well as gross revenue from our SHOPs.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2019	$96,178
2020	91,848
2021	85,563
2022	77,205
2023	65,504
2024	59,793
2025	53,407
2026	49,648
2027	37,335
2028	27,309
Thereafter	57,437
$701,227
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding the SHOP segment) as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income(1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2019	63	$7,711	5.5%	335,145	7.5%
2020	79	8,922	6.4%	412,086	9.2%
2021	66	9,763	7.0%	386,551	8.6%
2022	56	13,101	9.4%	526,391	11.7%
2023	49	6,274	4.5%	264,764	5.9%
2024	64	8,482	6.1%	357,624	8.0%
2025	16	2,260	1.6%	92,828	2.1%
2026	11	11,614	8.3%	718,869	16.0%
2027	29	9,248	6.6%	487,421	10.9%
2028	7	3,520	2.5%	136,780	3.0%
Total	440	$80,895	57.9%	3,718,459	82.9%
__________________________________________

(1)
Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2018, excluding SHOPs, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
As of December 31, 2018, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for our portfolio.
Significant Portfolio Properties
As of December 31, 2018, the rentable square feet or annualized rental income on a straight-line basis of one property represented 5% or more of our total portfolio's rentable square feet or annualized rental income on a straight-line basis:

Wellington at Hershey's Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey's Mill, a seniors housing property located in West Chester, Pennsylvania. Wellington at Hershey's Mill, which is operated and managed on our behalf by an independent third-party manager, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 36 units for patients requiring skilled nursing services. As of December 31, 2018, this property represented 5.4% of our total rentable square feet and 6.0% of our total annualized rental income on a straight-line basis.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2018 and 2017.

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
On March 29, 2018 the independent directors of the Board, who comprise a majority of the Board, with Edward M. Weil, Jr. abstaining, unanimously approved an Estimated Per-Share NAV of $20.25 as of December 31, 2017. We intend to publish an Estimated Per-Share NAV as of December 31, 2018 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2018.
Consistent with our valuation guidelines, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets and provide a valuation range for each real estate asset. In addition, Duff & Phelps was engaged to review and incorporate in its report our market value estimate regarding other assets and liabilities as of the valuation date.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Board by Duff & Phelps (the "Duff & Phelps Real Estate Appraisal Report") complies with the Investment Program Association Practice Guideline 2013-01 titled "Valuations of Publicly Registered Non-Listed REITs," issued April 29, 2013. The scope of work performed by Duff & Phelps was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Other than its engagement as described above and its engagement to provide certain purchase price allocation services, Duff & Phelps does not have any direct interests in any transaction with us.
Potential conflicts of interest between Duff & Phelps and us or the Advisor, may arise as a result of (1) the impact of the findings of Duff & Phelps in relation to our real estate assets, or the assets of real estate investment programs sponsored by affiliates of the Advisor, on the value of ownership interests owned by, or incentive compensation payable to, our directors, officers or affiliates and those of the Advisor, or (2) Duff & Phelps performing valuation services for other programs sponsored by affiliates of the Advisor, as well as other services for us.
Duff & Phelps performed a full valuation of our real estate assets utilizing an income capitalization approach consisting of the Direct Capitalization Method or the Discounted Cash Flow Method and the sales comparison approach, all, as described further below. These approaches are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of our other assets, minus the sum of (C) the estimated value of our debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in our hypothetical liquidation as of December 31, 2017, divided by (ii) our number of common shares outstanding on a fully-diluted basis as of December 31, 2017, which was 91,768,014.
The Estimated Per-Share NAV does not represent: (i) the price that our shares may trade for on a national securities exchange or a third party may pay for us, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (iii) the amount a stockholder would realize in per share distributions if we sold all of our assets and settled all of our liabilities in a plan of liquidation. Further, there is no assurance that the methodology used to establish the Estimated Per-Share NAV would be acceptable to the Financial Industry Regulatory Authority for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.
The Estimated Per-Share NAV as of December 31, 2017 of $20.25, a value within the range determined by Duff & Phelps, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, with Mr. Weil abstaining, on March 29, 2018. The independent directors of the Board based their determination on the Advisor’s recommendation, which was based on the Advisor’s review of the Duff & Phelps Real Estate Appraisal Report and on the Advisor’s own analysis, estimates and calculations and the fundamentals of the real estate assets. As part of their determination to approve an Estimated Per-Share NAV, the independent directors considered that the negative effect on Estimated Per-Share NAV of paying distributions to our stockholders that exceeded cash flows from operations would be significantly less in future periods due to the fact that, in February 2018 we decreased the rate at which we pay distributions from an annual rate of $1.45 per share to $0.85 per share. The independent directors of the Board also considered the fundamentals of the real estate assets included a review of geographic location, stabilization and credit quality of tenants. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates. As such, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock pursuant to our DRIP or our SRP, respectively.
In connection with the independent directors of the Board’s determination of Estimated Per-Share NAV, the Advisor concluded that, in a hypothetical liquidation at such Estimated Per-Share NAV, it would not be entitled to any incentive fees or performance-based restricted partnership units of our operating partnership designated as "Class B Units." The Advisor determined the Estimated Per-Share NAV in a manner consistent with the definition of fair value under GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.
Holders
As of February 28, 2019 we had 91.9 million shares of common stock outstanding held by a total of 44,810 stockholders.
Distributions
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to maintain our status as a REIT under the Code.
The following table details the tax treatment of the distributions paid during the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31,
	2018		2017		2016
Return of capital	100%	$0.95	99.7%	$1.50	86.8%	$1.47
Capital gain dividend income	—%	—	0.3%	0.01	0.5%	0.01
Ordinary dividend income	—%	—	—%	—	12.7%	0.22
Total	100.0%	$0.95	100.0%	$1.51	100.0%	$1.70
In May 2013, we began paying distributions on a monthly basis at a rate equivalent of $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent of $1.45 per annum, per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent of $0.85 per share annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Pursuant to our New Credit Facility, until the earlier of the first day of the first fiscal quarter in 2019 in which we elect to be subject to other restrictions on distributions under our New Credit Facility or January 1, 2020, we are not permitted to amend or modify our current distribution policy in any manner (including, without limitation, to change the timing, amount or frequency of payments), except to reduce the amount of the distribution. Once we are permitted to increase our distribution rate, provisions in our New Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our New Credit Facility and which is similar but not identical to MFFO as discussed in this Annual Report on Form 10-K) during the applicable period. There can be no assurance that we will be able to continue paying distributions at the current rate, or at all. See "—Risks Related to Our Properties and Operations — Provisions in our New Credit Facility currently restrict us from increasing the rate we pay distributions to our stockholders, and there can be no assurance that we will be able to continue paying distributions at the current rate, or at all" for further information.

Equity Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended from time to time, the "RSP"), which provides us with the ability to grant awards of restricted shares of common stock ("restricted shares") to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. For additional information, see Note 11 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	2,996,677	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	2,996,677	(1)
(1) The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2018, we had 91,963,532 shares of common stock issued and outstanding and 394,000 shares of common stock that were subject to awards granted under the RSP. For additional information on the RSP, please see Note 11 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2018, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In order to provide stockholders with interim liquidity, the Board has adopted the SRP, which enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. For additional information on the SRP, see Note 8 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K.
On January 29, 2019, we announced that our Board approved an amendment to our SRP, which became effective on January 30, 2019, changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. Accordingly, no repurchases were made pursuant to the SRP during the three months ended December 31, 2018.

The following table summarizes our SRP activity for the periods presented. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented. We funded share repurchases from proceeds received from common stock issued under the DRIP.

	Number of Shares Repurchased	Average Price per Share

Period from October 15, 2012 (date of inception) to December 31, 2012	—	$—
Year ended December 31, 2013	1,600	25.00
Year ended December 31, 2014	72,431	24.41
Year ended December 31, 2015	894,339	23.66
Year ended December 31, 2016	6,660	24.36
Year ended December 31, 2017	1,554,768	21.61
Year ended December 31, 2018 (1)	758,458	18.73
Cumulative repurchases as of December 31, 2018	3,288,256	21.56
_______________
(1) Includes (i) 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years December 31, 2018, 2017, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2018	2017	2016	2015	2014
Total real estate investments, at cost	$2,553,079	$2,486,052	$2,355,262	$2,341,271	$1,662,697
Total assets	2,377,446	2,371,861	2,193,705	2,269,842	1,856,482
Mortgage notes payable, net	462,839	406,630	142,754	157,305	64,558
Credit facilities	602,622	534,869	481,500	430,000	—
Total liabilities	1,136,512	1,015,802	689,379	668,025	124,305
Total equity	1,240,934	1,356,059	1,504,326	1,601,817	1,732,177

Operating data (In thousands, except for share and per share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Total revenues	$362,406	$311,173	$302,566	$247,490	$58,439
Total operating expenses	(365,512)	(323,827)	(307,203)	(283,100)	(92,770)
(Loss) gain on dispositions of real estate investments	(70)	438	1,330	—	—
Operating loss	(3,176)	(12,216)	(3,307)	(35,610)	(34,331)
Total other expenses	(49,605)	(29,849)	(19,747)	(9,328)	(2,816)
Loss before income taxes	(52,781)	(42,065)	(23,054)	(44,938)	(37,147)
Income tax (expense) benefit	(197)	(647)	2,084	2,978	(565)
Net loss	(52,978)	(42,712)	(20,970)	(41,960)	(37,712)
Net loss attributed to non-controlling interests	216	164	96	219	34
Net loss attributed to stockholders	$(52,762)	$(42,548)	$(20,874)	$(41,741)	$(37,678)
Other data:
Cash flows provided by (used in) operations	$54,151	$63,967	$78,725	$68,680	$(4,687)
Cash flows used in investing activities	(115,063)	(194,409)	(19,092)	(556,834)	(1,531,134)
Cash flows provided by (used in) financing activities	49,682	199,843	(55,567)	332,880	1,608,383
Per share data:
Basic and diluted weighted-average shares outstanding	91,118,929	89,802,174	87,878,907	85,331,966	51,234,729
Basic and diluted net loss per share	$(0.58)	$(0.47)	$(0.24)	$(0.49)	$(0.74)
Distributions declared per share	$0.95	$1.51	$1.70	$1.70	$1.70
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
Overview
We invest in healthcare real estate, focusing on seniors housing and MOBs, located in the United States for investment purposes. As of December 31, 2018, we owned 191 properties located in 31 states and comprised of 9.1 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
On March 29, 2018, our Board approved an Estimated Per-Share NAV equal to $20.25 as of December 31, 2017.  Our previous Estimated Per-Share NAV was equal to $21.45 as of December 31, 2016. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Property Manage) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, and these related parties receive compensation, fees and expense reimbursements for services related to managing our business and investments. The Special Limited Partner, which is also under common control with AR Global, also has an interest in us through ownership of interests in the OP.
On December 22, 2017, we completed the Asset Purchase, purchasing all of the membership interests in indirect subsidiaries of HT III that own the 19 properties which comprised substantially all of HT III’s assets, pursuant to the Purchase Agreement, dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of our Advisor.
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

Revenue Recognition
Our rental income is primarily related to rent received from tenants in our MOBs and triple-net leased healthcare facilities. Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income primarily relates to rent from residents in our SHOPs held using a structure permitted by RIDEA and to fees for ancillary services performed for residents in our SHOPs. Rental income from residents of our SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Results of Operations
As of December 31, 2018, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, which tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing properties under a structure permitted by RIDEA. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. As of December 31, 2018, we had 17 eligible independent contractors operating 58 SHOPs. All of our properties across all three business segments are located throughout the United States.
2017-2018 Same Store Properties
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2018, we owned 191 properties. There were 154 properties (our "2017-2018 Same Store" properties) owned for the entire year ended December 31, 2018 and 2017, including two vacant land parcels and one property under development. During the period from January 1, 2017 to the year ended December 31, 2018, we acquired 37 properties (our "2017-2018 Acquisitions") and disposed of nine properties (our "2017-2018 Dispositions"). As described in more detail under "— Comparison of the Year Ended December 31, 2018 and 2017 — Transition Properties" below, our 2017-2018 Same Store properties include 18 properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2017 through December 31, 2018 (collectively the "Transition Properties"). We adjusted our 2017-2018 Same Store for those segments to include the Transition Properties as part of our 2017-2018 Same Store in our SHOP segment and excluded them entirely from the 2017-2018 Same Store in our triple-net leased healthcare facilities segment (each segment as so adjusted, the "Segment Same Store").
The following table presents a roll-forward of our properties owned from January 1, 2017 to December 31, 2018:

Number of Properties
Number of properties, January 1, 2017	163
Acquisition activity during the year ended December 31, 2017	23
Disposition activity during the year ended December 31, 2017	(1)
Number of properties, December 31, 2017	185
Acquisition activity during the year ended December 31, 2018	14
Disposition activity during the year ended December 31, 2018	(8)
Number of properties, December 31, 2018	191

Number of 2017-2018 Same Store Properties (1)	154
_______________
(1) Includes the 2018 acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.

Comparison of the Year Ended December 31, 2018 and 2017
Net loss attributable to stockholders was $52.8 million and $42.5 million for the years ended December 31, 2018 and 2017, respectively. The following table shows our results of operations for the years ended December 31, 2018 and 2017 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2018	2017	$	%
Revenues:
Rental income	$102,708	$95,152	$7,556	7.9%
Operating expense reimbursements	20,858	16,605	4,253	25.6%
Resident services and fee income	238,840	199,416	39,424	19.8%
Total revenues	362,406	311,173	51,233	16.5%

Operating expenses:
Property operating and maintenance	220,997	186,277	34,720	18.6%
Impairment charges	20,655	18,993	1,662	8.8%
Operating fees to related parties	23,071	22,257	814	3.7%
Acquisition and transaction related	302	2,986	(2,684)	(89.9)%
General and administrative	17,275	15,673	1,602	10.2%
Depreciation and amortization	83,212	77,641	5,571	7.2%
Total expenses	365,512	323,827	41,685	12.9%
Operating loss before (loss) gain on sale of real estate investments	(3,106)	(12,654)	9,548	75.5%
(Loss) gain on sale of real estate investments	(70)	438	(508)	NM
Operating loss	(3,176)	(12,216)	9,040	74.0%
Other income (expense):
Interest expense	(49,471)	(30,264)	(19,207)	(63.5)%
Interest and other income	23	306	(283)	(92.5)%
Loss on non-designated derivatives	(157)	(198)	41	20.7%
Gain on asset acquisition	—	307	(307)	(100.0)%
Total other expenses	(49,605)	(29,849)	(19,756)	(66.2)%
Loss before income taxes	(52,781)	(42,065)	(10,716)	(25.5)%
Income tax benefit	(197)	(647)	450	NM
Net loss	(52,978)	(42,712)	(10,266)	(24.0)%
Net income attributable to non-controlling interests	216	164	52	31.7%
Net loss attributable to stockholders	$(52,762)	$(42,548)	$(10,214)	(24.0)%
_______________
NM — Not Meaningful

Transition Properties
As described in more detail below, our 2017-2018 Same Store includes 18 Transition Properties, which are properties that were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2017 through December 31, 2018.
On June 8, 2017, our TRS acquired 12 operating entities that leased 12 healthcare facilities included in our triple-net leased healthcare facilities segment due to declining performance under the triple-net leased structure. Concurrently with the acquisition of the 12 operating entities, we transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in our SHOP segment. As a part of the transition, our subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under the RIDEA structure. As a part of the transition of operations, we now control the operating entities that hold the operating licenses for these healthcare facilities. The results of operations of these properties below are included in Segment Same Store with respect to the SHOP segment.
On January 1, 2018, we transitioned six properties in our triple-net leased healthcare facilities segment to operating properties under a structure permitted by the RIDEA structure due to declining performance under the triple-net leased structure. The prior tenants of the six properties transferred the operations of the properties to our newly-formed subsidiaries and third-party managers engaged by those subsidiaries pursuant to market operations transfer agreements. Our subsidiaries simultaneously entered into new management agreements with the third-party managers, who will operate and manage the facilities on behalf of our subsidiaries. The results of operations of these properties below are included in Segment Same Store with respect to the SHOP segment.
We may in the future, through similar transactions, transition other triple-net leased facilities, which may or may not be experiencing declining performance, to third-party managed facilities under a structure permitted by RIDEA, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP segment. As described in more detail below, tenants at certain properties in our triple-net leased healthcare facilities segment have been in default under their leases to us, and our results of operations have been adversely impacted by our inability to collect rent from these tenants. During the year ended December 31, 2018, as shown in more detail in the table below, the Transition Properties contributed $5.2 million of NOI, an increase of $4.5 million from $0.8 million for the year ended December 31, 2017, primarily as a result of the fact that we were unable to collect rent from the tenants at several of the Transition Properties prior to the transition but commenced collecting rent in connection with the replacement of the non-paying tenants in connection with the transition. The results of operations of these properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to these properties is included in property operating and maintenance expense on the consolidated statement of operations. We may enter into settlement agreements, appoint court order receivers or otherwise replace the tenants that are not paying rent in a manner that will allow us to transition the properties to our SHOP segment. By doing so, we will gain more control over the operations of the applicable properties, and we believe this will allow us to improve performance and the cash flows generated by the properties. There can be no assurance, however, that we will be able to replace these tenants on a timely basis, or at all, and our results of operations may therefore continue to be adversely impacted by bad debt expenses related to our inability to collect rent from defaulting tenants.
For purposes of the discussion and analysis of the segment results of operations during the year ended December 31, 2018 as compared to the year ended December 31, 2017, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment. In our Quarterly Report on Form 10-Q for the three months ended June 30, 2017, the period when the first of the Transition Properties transitioned, and all subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q prior to this Annual Report on Form 10-K, we included the Transition Properties as deemed dispositions in our discussion and analysis of our triple-net leased healthcare facilities segment (rather than excluding them entirely) and included the Transition Properties as deemed acquisitions in our discussion and analysis of our SHOP segment (rather than including them as part of the same store set of properties for that segment). Although we have not adjusted the discussion and analysis of the results of operations of our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017 as compared to the year ended December 31, 2016, we intend to consider the Transition Properties as part of the same store properties in our SHOP segment in all future filings with the SEC.

The following table presents by segment 2017-2018 Same Store properties' NOI before and after adjusting for the Transition Properties as described above, to arrive at 'Segment Same Store' results. Our MOB segment was not affected by the Transition Properties.

	Year Ended December 31, 2018			Year Ended December 31, 2017			Increase (Decrease)
(Dollar amounts in thousands)	2017-2018 Same Store Properties	Transition Properties	Segment Same Store	2017-2018 Same Store Properties	Transition Properties	Segment Same Store	2017-2018 Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenues:
Rental income	$19,781	$(2)	$19,779	$23,836	$(6,728)	$17,108	$(4,055)	$6,726	$2,671
Operating expense reimbursement	957	—	957	1,007	1	1,008	(50)	(1)	(51)
Resident services and fee income	46,139	(46,139)	—	13,730	(13,730)	—	32,409	(32,409)	—
Total revenues	66,877	(46,141)	20,736	38,573	(20,457)	18,116	28,304	(25,684)	2,620
Property operating and maintenance	52,799	(40,925)	11,874	31,776	(19,697)	12,079	21,023	(21,228)	(205)
NOI	$14,078	$(5,216)	$8,862	$6,797	$(760)	$6,037	$7,281	$(4,456)	$2,825

SHOP Segment
Revenues:
Rental income	$12	$2	$14	$1	$6,728	$6,729	$11	$(6,726)	$(6,715)
Operating expense reimbursement	—	—	—	—	(1)	(1)	—	1	1
Resident services and fee income	184,054	46,139	230,193	184,453	13,730	198,183	(399)	32,409	32,010
Total revenues	184,066	46,141	230,207	184,454	20,457	204,911	(388)	25,684	25,296
Property operating and maintenance	129,702	40,925	170,627	128,833	19,697	148,530	869	21,228	22,097
NOI	$54,364	$5,216	$59,580	$55,621	$760	$56,381	$(1,257)	$4,456	$3,199
Net Operating Income
Net operating income ("NOI") is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and a reconciliation to our net loss attributable to stockholders.
Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the years ended December 31, 2018 and 2017:

	2017-2018 Same Store(1)				Acquisitions(2)				Dispositions(3)				Segment Total(4)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$65,439	$65,738	$(299)	—%	$13,771	$1,616	$12,155	NM	$—	$36	$(36)	(100)%	$79,210	$67,390	$11,820	18%
Operating expense re-imbursement	16,019	15,183	836	6%	3,874	274	3,600	NM	—	2	(2)	—%	19,893	15,459	4,434	29%
Total revenues	81,458	80,921	537	1%	17,645	1,890	15,755	NM	—	38	(38)	(100)%	99,103	82,849	$16,254	20%
Property operating and maintenance	25,204	23,772	1,432	6%	5,091	325	4,766	NM	—	38	(38)	(100)%	30,295	24,135	6,160	26%
NOI	$56,254	$57,149	$(895)	(2)%	$12,554	$1,565	$10,989	NM	$—	$—	$—	—%	$68,808	$58,714	$10,094	17%
_______________

(1)	Our MOB segment included 79 2017-2018 Same Store properties. Our MOB segment is not affected by the Transition Properties.

(2)	Our MOB segment included 32 2017-2018 Acquisitions.

(3)	Our MOB segment included one 2017-2018 Disposition.

(4)	Our MOB segment included 111 properties as of December, 2018.
NM — Not Meaningful

Rental income is primarily related to contractual rent received from tenants in our MOBs (which may be subject to annual contractual escalations) in accordance with the applicable lease terms. Rental income is related to contractual rent received from tenants that does not vary based on the underlying operating performance of the properties.
Operating expense reimbursements in our MOB segment generally include reimbursement for property operating expenses that we pay on behalf of tenants in this segment. However, pursuant to many of our lease agreements in this segment, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Generally, operating expense reimbursements increase in proportion with the increase in property operating expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, bad debt expense and unaffiliated third party property management fees.
During the year ended December 31, 2018, MOB 2017-2018 Acquisitions, which totaled 32 properties, contributed $12.6 million of NOI, which represented the increase in the MOB segment NOI, as compared to the prior year comparable period.
During the year ended December 31, 2018, our 2017-2018 Same Store property operating and maintenance expenses increased $1.4 million due to increased property tax expectations and higher building operating and maintenance costs. Property operating expense reimbursements increased $0.8 million due to the increased property operating and maintenance expenses that are reimbursable by our tenants. The reimbursement rate of property operating and maintenance expenses in our 2017-2018 Same Store properties decreased 0.3% from 63.9% during the year ended December 31, 2017, to 63.6% during the year ended December 31, 2018, due to a slight increase in expenses which are not reimbursable under our leases.
Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2018 and 2017:

	Segment Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$19,779	$17,107	$2,672	16%	$416	$—	$416	100%	$3,289	$3,915	$(626)	(16)%	$23,484	$21,022	$2,462	12%
Operating expense reimbursements	957	1,008	(51)	(5)%	—	—	—	—%	8	139	(131)	NM	965	1,147	(182)	(16)%
Total revenues	20,736	18,115	2,621	14%	416	—	416	100%	3,297	4,054	(757)	(19)%	24,449	22,169	2,280	10%
Property operating and maintenance	11,874	12,078	(204)	(2)%	—	—	—	—%	1,903	711	1,192	168%	13,777	12,789	988	8%
NOI	$8,862	$6,037	$2,825	47%	$416	$—	$416	100%	$1,394	$3,343	$(1,949)	(58)%	$10,672	$9,380	$1,292	14%
_______________

(1)
Our Segment Same Store for our triple net leased healthcare facilities segment included 18 2017-2018 Same Store properties and excludes the 18 Transition Properties (see "—Transition Properties" above for more information).

(2)	Our triple net leased healthcare facilities segment included two 2017-2018 Acquisitions.

(3)	Our triple net leased healthcare facilities segment included eight 2017-2018 Dispositions.

(4)	Our triple net leased healthcare facilities segment included 20 properties as of December 31, 2018.
NM - Not Meaningful
Revenues for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Rental income is related to contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. During the year ended December 31, 2018, rental income in our triple-net leased healthcare facilities segment increased $2.5 million as compared to the year ended December 31, 2017. This increase was primarily due to an increase of $2.7 million in Segment Same Store property revenues, which was driven by a $3.0 million increase related to new tenants in seven skilled nursing facilities located in Illinois. This was partially offset by a decrease of $0.6 million in Disposition property revenues, which was a result of the eight 2017-2018 Dispositions of skilled nursing facility properties in Missouri (the "Missouri SNF Properties").
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

Property operating and maintenance expenses of $13.8 million during the year ended December 31, 2018 primarily relates to $11.0 million of bad debt expense recorded on four properties in Texas, and one property in Florida, which is described below in more detail, and real estate taxes that were not reimbursed by tenants. Property operating and maintenance expense during the year ended December 31, 2017 primarily related to real estate taxes that were not reimbursed and bad debt expense in our triple-net leased facilities located in Texas, Illinois and Wisconsin.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant in Texas. In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $4.2 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of December 31, 2018. We incurred $5.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.
The NuVista Tenants
We had tenants and former tenants at two of our properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe us $9.4 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of December 31, 2018. There can be no guarantee on the collectibility of these receivables, as such, we have the entire receivable balance and related income from the NuVista Tenants fully reserved as of December 31, 2018. We incurred $6.0 million and $5.3 million of bad debt expense related to the NuVista Tenants during the years ended December 31, 2018 and 2017, respectively, which is included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us (see Note 16 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for more information on the status of the relationship with Palm).
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, we filed litigation against the tenant pursuing eviction proceedings against the NuVista Tenant and appointed a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property. During the pendency of the litigation, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. Following the tenant’s failure to cooperate in transitioning the operations in accordance with the OTA, we filed a motion in the existing litigation seeking to enforce the OTA. On February 19, 2019, the court entered an agreed order whereby the tenant agreed to cooperate in transitioning operations to a manager of our choosing. There can be no assurance as to when this transition will be completed, and even then, there can be no assurance it will be completed during that time period, or at all. The court also entered into a final judgment with respect to monetary damages in the amount of $8.8 million, although there can be no assurance that we will recover any such amount. We have fully reserved for these monetary damages.
The other property which was occupied by the NuVista Tenants, located in Lutz, Florida, transitioned to the SHOP segment as of January 1, 2018. In connection with this transition, we have replaced the NuVista Tenant as a tenant with a TRS, and have engaged a third party to operate the property. This structure is permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the third quarter of 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, we were unable to bill Medicare for services performed and accumulated receivables. We were able to bill and collect the majority of these receivables during the year ended December 31, 2018; however, $0.7 million of these receivables are not collectible. We have reserved for the uncollectible receivables, resulting in bad debt expense during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See “—Liquidity and Capital Resources — Palm and the NuVista Tenants” for further details.

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2018 and 2017:

	Segment Same Store (1)				Acquisitions (2)				Segment Total
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident services and fee income	$230,193	$198,182	$32,011	16%	$8,647	$1,232	$7,415	NM	$238,840	$199,414	$39,426	20%
Rental income	14	6,729	(6,715)	NM	—	10	(10)	NM	14	6,739	(6,725)	NM
Total revenues	230,207	204,911	25,296	12%	8,647	1,242	7,405	NM	238,854	206,153	32,701	16%
Property operating and maintenance	170,627	148,530	22,097	15%	6,298	821	5,477	NM	176,925	149,351	27,574	18%
NOI	$59,580	$56,381	$3,199	6%	$2,349	$421	$1,928	NM	$61,929	$56,802	$5,127	9%
_______________

(1)	Our Segment Same Store for our SHOP segment included 57 2017-2018 Same Store properties and all 18 Transition Properties (see "—Transition Properties" above for more information).

(2)	Our SHOP segment included three 2017-2018 Acquisitions which were acquired from third parties.
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
During the year ended December 31, 2018, resident services and fee income increased by $39.4 million in our SHOP segment as compared to the year ended December 31, 2017, which was due to increases of $32.0 million in our Segment Same Store property revenues and $7.4 million in Acquisition property revenues. Transition Properties contributed $32.4 million of the $32.0 million increase in our Segment Same Store Resident services and fee income, primarily as a result of the fact we were unable to collect rent from the tenants at several of the Transition Properties prior to the transition but commenced collecting rent in connection with the replacement of the non-paying tenants (see "—Transition Properties" above for more information).
During the year ended December 31, 2018, property operating and maintenance expense increased $27.6 million in our SHOP segment as compared to the year ended December 31, 2017. The $22.1 million increase in Same Store property operating and maintenance expense is due to increased wages and building operational expenses. Acquisitions, comprising our three SHOPs acquired from third parties, contributed to an increase of $5.5 million in property operating and maintenance expense.
Other Results of Operations
Impairment Charges
We incurred $20.7 million and $19.0 million of impairment charges for the years ended December 31, 2018 and 2017, respectively. See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impairment charges for the year ended December 31, 2018. The impairment charges for the year ended December 31, 2018 relate to the eight Missouri SNF Properties which were sold in 2018, one MOB property within the state of New York (one of the "New York Six MOBs") which was sold in 2019, and one held-for-use property. The impairment charges for the year ended December 31, 2017 relate to six held-for-use properties that had carrying values in excess of their estimated fair values.
Operating Fees to Related Parties
Operating fees to related parties increased $0.8 million to $23.1 million for the year ended December 31, 2018 from $22.3 million for the year ended December 31, 2017.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth of 1.25% of the cumulative net proceeds of any equity raised (but excluding proceeds from the DRIP) subsequent to February 17, 2017. During the period preceding the February 17, 2017 amendment, our asset management fee was based on a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.3 million to $19.5 million for the year ended December 31, 2018 from $19.2 million for the year ended December 31, 2017. There were no variable management fees paid during the years ended December 31, 2018 and 2017, as no equity was raised during either period.

Property management fees increased $0.5 million to $3.6 million during the year ended December 31, 2018 from $3.1 million during the year ended December 31, 2017. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period, as well as the level of activity surrounding any contemplated and unconsummated transactions and strategic processes. Acquisition and transaction related expenses of $0.3 million for the year ended December 31, 2018 primarily related to indirect costs associated with acquisitions. Acquisition and transaction related expenses of approximately $3.0 million for the year ended December 31, 2017, primarily related to costs associated with the negotiation and execution of the Purchase Agreement.
General and Administrative Expenses
General and administrative expenses increased $1.6 million to $17.3 million for the year ended December 31, 2018 compared to $15.7 million for the year ended December 31, 2017, which includes $9.2 million and $8.1 million incurred from related parties during the years ended December 31, 2018 and 2017, respectively. Expenses incurred primarily relate to professional fees for audit, transfer agent and legal services, as well as certain expenses reimbursed to related parties and distributions on partnership units of our OP designated as Class B Units.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $5.6 million to $83.2 million for the year ended December 31, 2018 from $77.6 million for the year ended December 31, 2017. Our 2017-2018 Acquisitions contributed $10.0 million to the increase. Our 2017-2018 Same Store depreciation and amortization decreased $3.8 million, as compared to the prior year comparable period, primarily due to several intangible assets becoming fully amortized.
Interest Expense
Interest expense increased $19.2 million to $49.5 million for the year ended December 31, 2018 from $30.3 million for the year ended December 31, 2017. The increase in interest expense is related to increasing interest rates as well as higher overall outstanding debt, including new borrowings under the Fannie Mae Master Credit Facilities and a $118.7 million secured loan with KeyBank (the “Multi-Property CMBS Loan”). This increase in outstanding debt was partially offset by paydowns of the Bridge Loan entered into in December 2017. As of December 31, 2018, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.6%. As of December 31, 2017, we had total borrowings of $941.5 million, at a weighted average interest rate of 3.9%. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $23,000 for the year ended December 31, 2018. Interest and other income of approximately $0.3 million for the year ended December 31, 2017 resulted from the recognition of a prospective buyer's non refundable deposit on an unconsummated sale of a vacant land parcel.
(Loss) Gain on Non-Designated Derivatives
Loss on non-designated derivative instruments for the years ended December 31, 2018 and 2017 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
(Loss) gain on Sale of Real Estate Investments
Loss on sale of real estate investments for the year ended December 31, 2018 pertained to the sale of the eight Missouri SNF Properties, which resulted in a loss of $0.1 million. Gain on sale of real estate investments for the year ended December 31, 2017 pertained to the sale of a real estate investment, which resulted in a gain of $0.4 million during the period.

Gain on Asset Acquisition
Gain on Asset Acquisition for the year ended December 31, 2017 of $0.3 million resulted from the transfer of operations of 12 operating entities on June 8, 2017. See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.
Income Tax Benefit
We recorded an income tax benefit of $0.2 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively, primarily related to changes in deferred tax assets or liabilities generated by temporary differences and current period net operating income associated with our TRS. Income taxes generally relate to our SHOPs, which are leased by our TRS.
On December 22, 2017, the TCJA was signed into law.  The TCJA includes many changes to existing tax law, including a reduction in the maximum federal corporate income tax rate from 35% to 21%.  This reduction in rate became effective on January 1, 2018.  Due to this reduction in rate, we reduced the value of our TRS’ deferred tax assets which resulted in additional income tax expense of $2.0 million in the year ended December 31, 2017.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.2 million for the years ended December 31, 2018 and 2017, respectively, which represents the portion of our net income that is related to limited partner interests in our OP ("OP Units") and non-controlling interest holders.

Comparison of the Year Ended December 31, 2017 and 2016
Net loss attributable to stockholders was $42.5 million and $20.9 million for the years ended December 31, 2017 and 2016, respectively. The following table shows our results of operations for the years ended December 31, 2017 and 2016 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%
Revenues:
Rental income	$95,152	$103,375	$(8,223)	(8.0)%
Operating expense reimbursements	16,605	15,876	729	4.6%
Resident services and fee income	199,416	183,177	16,239	8.9%
Contingent purchase price consideration	—	138	(138)	(100.0)%
Total revenues	311,173	302,566	8,607	2.8%

Operating expenses:
Property operating and maintenance	186,277	172,077	14,200	8.3%
Impairment charges	18,993	389	18,604	NM
Operating fees to related parties	22,257	20,583	1,674	8.1%
Acquisition and transaction related	2,986	3,163	(177)	(5.6)%
General and administrative	15,673	12,105	3,568	29.5%
Depreciation and amortization	77,641	98,886	(21,245)	(21.5)%
Total expenses	323,827	307,203	16,624	5.4%
Operating loss before gain on sale of real estate investments	(12,654)	(4,637)	(8,017)	NM
Gain on sale of real estate investments	438	1,330	(892)	(67.1)%
Operating loss	(12,216)	(3,307)	(8,909)	NM
Other income (expense):
Interest expense	(30,264)	(19,881)	(10,383)	(52.2)%
Interest and other income	306	47	259	NM
(Loss) gain on non-designated derivative instruments	(198)	31	(229)	NM
Gain on asset acquisition	307	—	307	100.0%
Gain on sale of investment securities	—	56	(56)	(100.0)%
Total other expenses	(29,849)	(19,747)	(10,102)	(51.2)%
Loss before income taxes	(42,065)	(23,054)	(19,011)	(82.5)%
Income tax (expense) benefit	(647)	2,084	(2,731)	NM
Net loss	(42,712)	(20,970)	(21,742)	(103.7)%
Net loss attributable to non-controlling interests	164	96	68	70.8%
Net loss attributable to stockholders	$(42,548)	$(20,874)	$(21,674)	(103.8)%
_______________
NM — Not Meaningful
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See "Non-GAAP Financial Measures" included elsewhere in this Annual Report on Form 10-K for additional disclosure and a reconciliation to our net loss attributable to stockholders.
Segment Results
As of December 31, 2017, we owned 185 properties. There were 162 properties (our "2016-2017 Same Store" properties) owned for the entire year ended December 31, 2017, including two vacant land parcels and one property under development.

During the year ended December 31, 2017, we acquired 20 MOBs, one triple-net leased healthcare facility, and two SHOPs (our "2016-2017 Acquisitions"). We disposed of one MOB and two triple-net leased healthcare facilities during the year ended December 31, 2016 and one MOB during the year ended December 31, 2017 (four properties in total, our "2016-2017 Dispositions").
Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the years ended December 31, 2017 and 2016:

	Same Store(1)				Acquisitions(2)				Dispositions(3)				Segment Total(4)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$65,738	$65,006	$732	1%	$1,616	$—	$1,616	100%	$36	$988	$(952)	NM	$67,390	$65,994	$1,396	2%
Operating expense re-imbursement	15,184	14,706	478	3%	274	—	274	100%	2	220	(218)	NM	15,460	14,926	534	4%
Contingent purchase price consideration	—	(91)	91	100%	—	—	—	—%	—	—	—	—%	—	(91)	91	100%
Total revenues	80,922	79,621	1,301	2%	1,890	—	1,890	100%	38	1,208	(1,170)	NM	82,850	80,829	$2,021	3%
Property operating and maintenance	23,775	23,395	380	2%	325	—	325	100%	37	419	(382)	NM	24,137	23,814	323	1%
NOI	$57,147	$56,226	$921	2%	$1,565	$—	$1,565	100%	$1	$789	$(788)	NM	$58,713	$57,015	$1,698	3%
_________________

(1)	Our MOB segment included 79 2016-2017 Same Store properties.

(2)	Our MOB segment included 20 2016-2017 Acquisition properties, all of which were acquired during the year ended December 31, 2017.

(3)	Our MOB segment included two 2016-2017 Disposition properties, one disposed in each of the years ending December 31, 2016 and 2017.

(4)	Our MOB segment included 101 properties, including 20 properties acquired and two sold.
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
During the year ended December 31, 2017, rental income, operating expense reimbursements and property operating and maintenance expense increased at the 2016-2017 Same Store properties in our MOB segment as compared to the year ended December 31, 2017, which was mainly attributable to a multi-tenant MOB located in Arizona and another multi-tenant MOB located in Pennsylvania.
Our Same Store property operating and maintenance expenses increased $0.4 million during the year ended December 31, 2017 due to increased property operating and maintenance expenses that are reimbursable by our tenants.
The following table presents the number of 2016-2017 Same Store MOBs, average occupancy and annualized straight line rental income per rented square foot for single- and multi-tenant MOBs in our MOB segment for the periods presented:

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

Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2017 and 2016

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total (4)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$22,506	$29,695	$(7,189)	(24)%	$10	$—	$10	100%	$2,617	$7,679	$(5,062)	(66)%	$25,133	$37,374	$(12,241)	(33)%
Operating expense re-imbursements	1,147	444	703	NM	—	—	—	—%	(1)	505	(506)	NM	1,146	949	197	21%
Total revenues	23,653	30,139	(6,486)	(22)%	10	—	10	100%	2,616	8,184	(5,568)	(68)%	26,279	38,323	(12,044)	(31)%
Property operating and maintenance	17,006	13,440	3,566	27%	10	—	10	100%	2,928	5,370	(2,442)	(45)%	19,944	18,810	1,134	6%
NOI	$6,647	$16,699	$(10,052)	(60)%	$—	$—	$—	—%	$(312)	$2,814	$(3,126)	(111)%	$6,335	$19,513	$(13,178)	(68)%
____________________

(1)	Our triple net leased healthcare facilities segment included 31 2016-2017 Same Store properties.

(2)	Our triple net leased healthcare facilities segment included one 2016-2017 Acquisition property.

(3)
Our triple-net leased healthcare facilities included two 2016-2017 Dispositions in 2016 and 12 Transition Properties that are deemed 2016-2017 Dispositions as they were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017. In the discussion and analysis of the results of operations of our triple-net leased healthcare facilities segment above with respect to the year ended December 31, 2018 as compared to the year ended December 31, 2017, we no longer include these 12 Transition Properties as deemed dispositions. See "—Transition Properties" above for more information.

(4)	Our triple net leased healthcare facilities segment included 46 properties, including one property acquired and two disposed.
NM - Not Meaningful
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
During the year ended December 31, 2017, rental income in our 2016-2017 Same Store triple-net leased healthcare facilities segment decreased $7.2 million as compared to the year ended 2016. This decrease mainly relates to the early termination of six triple-net healthcare facilities located in Illinois in October 2016, in which a receiver was appointed by a court to manage and conserve these properties in November 2016 (the "Receiver"). According to the receivership order, the Receiver is only obligated to pay rental payments in the event that they produce excess cash flow from operations. No such rents have been received from the Receiver.
Operating expense reimbursements during the year ended December 31, 2017 reflect adjustments to operating expense reimbursements related to real estate taxes, which was also reflected in our property operating and maintenance expenses.
Property operating and maintenance in our 2016-2017 Same Store properties increased $3.6 million compared to the year ended December 31, 2016. The increase in property operating and maintenance expense is mainly due to bad debt expense recorded as a result of collection issues with several of our triple-net leased healthcare facility tenants. The financial and operational challenges faced by these tenants have had, and could continue to have, an impact on rent payments that we receive.
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

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2017 and 2016:

	Same Store (1)				Acquisitions (2)				Segment Total (3)
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident services and fee income	$185,686	$183,177	$2,509	1%	$13,730	$—	$13,730	100%	$199,416	$183,177	$16,239	9%
Contingent purchase price consideration	—	138	(138)	NM	—	—	—	NM	—	138	(138)	(100)%
Rental income	2,629	7	2,622	NM	—	—	—	NM	2,629	7	2,622	NM
Total revenues	188,315	183,322	4,993	3%	13,730	—	13,730	100%	202,045	183,322	18,723	10%
Property operating and maintenance	129,579	129,451	128	—%	12,618	—	12,618	100%	142,197	129,451	12,746	10%
NOI	$58,736	$53,871	$4,865	9%	$1,112	$—	$1,112	100%	$59,848	$53,871	$5,977	11%
_______________

(1)	Our SHOP segment included 38 2016-2017 Same Store properties.

(2)
Our SHOP segment included 14 2016-2017 Acquisition properties and 12 Transition Properties that are deemed 2016-2017 Acquisitions as they were transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2017. In the discussion and analysis of the results of operations of our SHOP segment during the year ended December 31, 2018 as compared to the year ended December 31, 2017, we include these 12 Transition Properties as part of our Segment Same Store and not as deemed acquisitions. See "—Transition Properties" above for more information.

(3)	Our SHOP segment included 54 properties during the year ended December 31, 2017, including 52 operating properties and two land parcels.
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
During the year ended December 31, 2017, resident services and fee income and property operating and maintenance expense increased at the 2016-2017 Same Store properties in our SHOP segment as compared to the year ended December 31, 2016. The increase in resident services and fee income was primarily due to higher resident rental rates, which was partially offset by a decrease in occupancy levels compared to the prior year. The increase in property operating and maintenance expense primarily due to increases in labor and benefits cost.
During the year ended December 31, 2017, resident services and fee income and property operating and maintenance expense increased at our SHOP segment 2016-2017 Acquisitions as compared to the year ended December 31, 2016 primarily due to our acquisition of 12 SHOPs on June 8, 2017.
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

Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth of 1.25% of the cumulative net proceeds of any equity raised (excluding proceeds from the DRIP) subsequent to February 17, 2017. During the year ended December 31, 2016, our asset management fee was equal to a percentage of the lesser of (a) cost of assets and (b) fair value of assets. Asset management fees increased $0.5 million to $19.2 million for the year ended December 31, 2017 from $17.6 million for the year ended December 31, 2016.
We incurred $3.1 million and $3.0 million in property management fees during the years ended December 31, 2017 and December 31, 2016, respectively. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for additional detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses generally increase in direct correlation with the number and contract purchase price of properties acquired or sold during the period and the level of activity surrounding any contemplated transaction or strategic process. Acquisition and transaction related expenses of $3.0 million for the year ended December 31, 2017 primarily related to costs associated with the negotiation and execution of the Purchase Agreement. Acquisition and transaction related expenses of approximately $3.2 million for the year ended December 31, 2016, primarily related to the Board's evaluation of potential strategic alternatives and costs associated with property acquisitions.
General and Administrative Expenses
General and administrative expenses increased $3.6 million to $15.7 million for the year ended December 31, 2017 compared to $12.1 million for the year ended December 31, 2016, which includes $8.1 million and $5.1 million incurred in expense reimbursements and distributions on Class B Units to related parties. General and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
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
Interest Expense
Interest expense increased $10.4 million to $30.3 million for the year ended December 31, 2017 from $19.9 million for the year ended December 31, 2016. The increase in interest expense is related to higher overall outstanding debt including new borrowings under the Fannie Mae Master Credit Facilities. Our increased outstanding debt also includes a multi-property mortgage loan with Capital One, National Association, along with certain other lenders, that was entered into June 30, 2017 for $250.0 million (the "MOB Loan") and an $82.0 million multi-property mortgage loan (the "Bridge Loan") entered into in December 2017.
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
Gain on Asset Acquisition
Gain on Asset Acquisition for the year ended December 31, 2017 of $0.3 million resulted from the transfer of operations of 12 operating entities on June 8, 2017. See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.
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
On December 22, 2017, the TCJA was signed into law.  The TCJA includes many changes to existing tax law, including a reduction in the maximum federal corporate income tax rate from 35% to 21%.  This reduction in rate became effective on January 1, 2018.  Due to this reduction in rate, we have reduced the value of our TRS’ deferred tax assets which results in additional income tax expense of $2.0 million in the year ended December 31, 2017.
Net Loss Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $0.2 million and approximately $0.1 million for the years ended December 31, 2017 and 2016, respectively, which represents the portion or our net income that is related to limited partner interests in the OP Units and non-controlling interest holders.
Cash Flows From Operating Activities
During the year ended December 31, 2018, net cash provided by operating activities was $54.2 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $75.8 million (net loss of $53.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges) and an increase in accounts payable and accrued expenses of $2.2 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $16.9 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $7.7 million.
During the year ended December 31, 2017, net cash provided by operating activities was $64.0 million. Cash flows provided by operating activities during the year ended December 31, 2017 included a deduction of $3.0 million for acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $71.4 million (net loss of $42.7 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity based compensation, bad debt expense, gain on non-designated derivative instruments, gain on sale of investment securities and net gain on sales of real estate investments of $114.1 million), an increase of $0.5 million in deferred rent and a net increase in accounts payable and accrued expenses of $8.7 million primarily related to accrued professional fees, real estate and income taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party expense reimbursements and interest expense. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $10.3 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, and a net increase of $6.2 million in unbilled receivables recorded in accordance with straight-line basis accounting.
During the year ended December 31, 2016, net cash provided by operating activities was $79.4 million. Cash flows provided by operating activities during the year ended December 31, 2016 included a deduction of $3.2 million for acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $95.2 million (net loss of $21.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, equity-based compensation, bad debt expense, gain on non-designated derivative instruments, gain on sale of investment securities and net gain on sales of real estate investments of $116.2 million), a $0.7 million decrease in restricted cash related to real estate tax and insurance escrows on mortgaged properties, an increase of $0.6 million in deferred rent and a net increase in accounts payable and accrued expenses of $0.5 million primarily related to accrued professional fees, real estate and income taxes and property operating expenses for our MOBs and SHOPs, as well as accrued related party expense reimbursements and interest expense. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $9.5 million due to rent, other receivables, prepaid real estate taxes and insurance and utility deposits, and a net increase of $8.2 million in unbilled receivables recorded in accordance with straight-line basis accounting.
Cash Flows From Investing Activities
Net cash used in investing activities during the year ended December 31, 2018 was $115.1 million. The cash used in investing activities included $128.1 million for the acquisition of 12 MOBs and two triple-net-leased properties during the period and to fund the ongoing development property in Jupiter, Florida, as well as $12.9 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $25.9 million.
Net cash used in investing activities during the year ended December 31, 2017 was $194.4 million. The cash used in investing activities included $188.9 million for investments in real estate, including the asset purchase from American Realty Capital Healthcare Trust III, Inc. (see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K), and to fund the ongoing development property in Jupiter, Florida, as well as $8.3 million of capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $0.8 million, proceeds from asset acquisitions of $0.9 million and proceeds from a deposit for a potential real estate sale of $1.1 million.
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
Cash Flows From Financing Activities
Net cash provided by financing activities of $49.7 million during the year ended December 31, 2018 related to proceeds of $147.8 million from our Credit Facilities and $118.7 million from the Multi-Property CMBS Loan. These cash inflows were partially offset by payments on our Prior Credit Facility of $80.0 million, mortgage principal repayments of $63.3 million, distributions to stockholders of $55.3 million, common stock repurchases of $14.2 million, deferred financing costs of $3.4 million, and distributions to non-controlling interest holders of $0.5 million.
Net cash provided by financing activities of $199.8 million during the year ended December 31, 2017 related to the aggregate proceeds from the Prior Credit Facility and Fannie Mae Master Credit Facilities of $380.2 million, proceeds from mortgage notes payable of $336.9 million and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset by distributions to stockholders of $76.7 million, net of proceeds received pursuant to the DRIP of net of proceeds received pursuant to the DRIP of $61.2 million, repayments on the Prior Credit Facility of $326.8 million, common stock repurchases of $33.6 million, mortgage principal repayments of $65.3 million, payments of deferred financing costs of $14.4 million, distributions to non-controlling interest holders of $0.6 million and payments for non-designated derivative instruments of approximately $0.2 million.
Net cash used in financing activities of $55.6 million during the year ended December 31, 2016 related to distributions to stockholders of $75.4 million, repayments on the Prior Credit Facility of $55.0 million, common stock repurchases of $12.2 million, mortgage principal repayments of $15.7 million, payments of deferred financing costs of $3.0 million, distributions to non-controlling interest holders of $0.7 million and payments for non-designated derivative instruments of approximately $30,000. These cash outflows were partially offset by aggregate proceeds from the Prior Credit Facility and Fannie Mae Master Credit Facilities of $106.5 million.
Liquidity and Capital Resources
As of December 31, 2018, we had $77.3 million of cash and cash equivalents. Until the date, which will be no later than January 1, 2020, we are permitted to increase distributions we may pay to our stockholders and become subject to other restrictions on distributions under our New Credit Facility, we will be subject to a covenant thereunder requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our New Credit Facility based on the same borrowing base properties will be slightly lower. Our principal demands for cash will be for funding costs related to our ongoing development project, acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.

We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities, and other secured financings. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any.
Financings
As of December 31, 2018, our total debt leverage ratio (total debt divided by total assets) was approximately 45.2% and we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.6%. As of December 31, 2017, we had total borrowings of $950.2 million at a weighted average interest rate of 3.9%. As of December 31, 2018, the Gross Asset Value of our real estate assets was $2.6 billion, with $1.0 billion of real estate assets pledged as collateral for mortgage notes payable, $601.7 million of real estate assets pledged to secure advances under the Fannie Mae Master Credit Facilities and $695.5 million of real estate assets comprising the borrowing base of the Prior Credit Facility. This real estate is not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
We expect to increase our leverage over time and utilize proceeds from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. These actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Revolving Credit Facility. The Gross Asset Value of unencumbered assets as of December 31, 2018 was $278.4 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our New Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of December 31, 2018, we had $470.8 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the year ended December 31, 2019 are $38.3 million. We plan on refinancing or exercising extension options for the mortgages due in 2019 prior to their maturity. See Note 4 — Mortgages Notes Payable, Net to our consolidated financial statements found in this Annual Report on Form 10-K for additional information.
Credit Facilities
On March 13, 2019, we amended and restated the Prior Credit Facility, which was scheduled to mature on March 21, 2019, by entering into our New Credit Facility with primarily the same lenders that were lenders under the Prior Credit Facility, with Keybank National Association remaining as agent for the lenders. Our New Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to one one-year extension at our option. Our Term Loan is interest-only and matures on March 13, 2024. Loans under our New Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs. Any amounts repaid under our Term Loan may not be re-borrowed.
The amount available for borrowings under our New Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.
As of December 31, 2018, $243.3 million was outstanding under the Prior Credit Facility and the unused borrowing capacity was $17.8 million under the Prior Credit Facility. At the closing under our New Credit Facility, we had a total borrowing capacity thereunder of $263.1 million based on the value of the borrowing base thereunder. Of this amount, $233.6 million was outstanding including $150.0 million outstanding under our Term Loan, and $83.6 million was outstanding under the Revolving Credit Facility. $29.5 million remained available for future borrowings under the Revolving Credit Facility. Like the Prior Credit Facility, our New Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder.
During the year ended December 31, 2018, 28 properties were added to the borrowing base of the Prior Credit Facility, and, as of December 31, 2018, 69 properties comprised the borrowing base of the Prior Credit Facility. During the period between December 31, 2018 and the closing of the New Credit Facility, four properties were released from the borrowing base of the Prior Credit Facility, in connection with which we repaid $9.7 million outstanding thereunder. After the closing of our New Credit Facility, the 65 properties that had comprised the borrowing base under the Prior Credit Facility comprised the borrowing base under our New Credit Facility.

At the closing of the Multi-Property CMBS Loan, the net proceeds after accrued interest and closing costs were used primarily to repay approximately $80.0 million of indebtedness under the Revolving Credit Facility, under which 13 of the properties were included as part of the borrowing base prior to the Multi-Property CMBS Loan. See Note 4 — Mortgages Notes Payable, Net to our consolidated financial statements found in this Annual Report on Form 10-K for additional information.
At the closing under our New Credit Facility, the Revolving Credit Facility and our Term Loan bore interest at a weighted average rate per annum equal to 4.61%. Prior to the closing of our New Credit Facility and as of December 31, 2018, the Prior Credit Facility bore interest at a rate per annum equal to 4.62%.
As of December 31, 2018, we were in compliance with the financial covenants under the Prior Credit Facility, and, as of the date of the closing thereunder, we were in compliance with the financial covenants under our New Credit Facility.
Fannie Mae Master Credit Facilities
As of December 31, 2018, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
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
On November 13, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of a single-tenant, triple-net leased MOB for a contracted purchase price of $6.1 million. The property is located in Lemoyne, PA and comprises approximately 23,000 square feet. We accounted for the purchase as an asset acquisition.
On November 15, 2018, we, through a wholly-owned subsidiary of our OP, completed an acquisition of two single-tenant, triple-net leased hospitals for a contracted purchase price of $46.3 million. Both properties are located in Las Vegas, NV and comprise in aggregate approximately 86,000 square feet. We accounted for the purchase as an asset acquisition.
All 2018 acquisitions were funded with proceeds from financings (including amounts borrowed under the Prior Revolving Credit Facility) and cash on hand.

2019 Completed Acquisitions
On January 17, 2019, we, through a wholly-owned subsidiary of our OP, completed an acquisition of three multi-tenant, triple-net leased MOBs for a contracted purchase price of $30.2 million. The properties are located in St. Francis, WI, Greenfield, WI, and S. Milwaukee, WI which comprise approximately 112,000 square feet. We accounted for the purchase as an asset acquisition. We funded these acquisitions primarily with cash on hand.
Future Acquisitions
We expect to finance future acquisitions primarily with additional borrowings under our Revolving Credit Facility, as well as cash on hand. In order to increase the amount available for borrowing under our Revolving Credit Facility, we intend to add the 2019 completed acquisitions, future acquisitions, as well as additional, eligible unencumbered properties that we owned as of December 31, 2018, to the borrowing base of our Revolving Credit Facility (see above for additional details on our Revolving Credit Facility).
Assets Held for Sale
New York Six MOBs
During the third quarter of 2018, we reconsidered the intended holding period for the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, we entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. In connection with this amendment, we recognized an impairment charge of approximately $6.4 million on the New York Six MOBs for the year ended December 31, 2018, which is included on the consolidated statement of operations and comprehensive loss.
The disposition of five of the New York Six MOBs closed on February 6, 2019 for a contract sales price of $45.0 million, while the remaining property is still classified as held-for-sale. Four of these were included on the borrowing base of the Revolving Line of Credit and one was mortgaged under the Multi-Property CMBS Loan. The net proceeds after closing costs and the repayment of debt, including prepayment penalties, was $26.6 million.
The remaining held-for-sale New York Six MOB is still pending and is subject to conditions, and there can be no assurance that it will be completed on the current terms, or at all, or that we will be able to reinvest the net proceeds in an accretive manner.
Dispositions
On November 6, 2018, we entered into the final amendment to our January 2017 agreement (as amended to date, the "Amended Missouri SNF PSA") to sell the eight Missouri SNF Properties for an aggregate contract purchase price of $27.5 million. In connection with the Amended Missouri SNF PSA, we recognized an impairment charge of approximately $11.9 million on the Missouri SNF Properties in the third quarter of 2018 which is included on the consolidated statement of operations and comprehensive loss. The sale of these properties pursuant to the Amended Missouri SNF PSA, which occurred in the fourth quarter of 2018, resulted in a loss of $0.1 million for the year ended December 31, 2018, which is reflected within gain (loss) on sale of real estate investment in the consolidated statements of operations and comprehensive loss.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. In January 2018, we entered into an agreement with the LaSalle Tenant in which we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to the forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $4.2 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of December 31, 2018. We incurred $5.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.
Palm and the NuVista Tenants
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of December 31, 2018, we had funded $90.6 million, including $10.0 million for the land and $80.6 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. As of December 31, 2018, we had funded $8.6 million in excess of its $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. As described in more detail below, entities related to Palm are, however, in default to us under leases at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns so funded.
Palm is also responsible for completing the development and obtaining a final certificate of occupancy for the facility, which we refer to as the CO. However, Palm is in default of the development agreement and has ceased providing services under the development agreement. There is no assurance as to when and if Palm will comply with its obligations, and this has resulted in delays in obtaining the CO. We have paid, and expect to continue to pay, ongoing maintenance expenses related to the property and other costs related to our work to obtain the CO while this process continues. We are currently working to obtain the CO, but there can be no assurance as to how long this process will take, or if we will be able to complete it at all.
Under the development agreement, the targeted completion date was December 31, 2016. Additionally, the estimated rent commencement date was expected to be no later than April 1, 2017 with the Jupiter Tenant, entities related to Palm, operating the property as the tenants. We do not expect entities related to Palm to become the tenant and we are working to find a replacement tenant once we obtain the CO, although there can be no assurance we will be able to do so on a timely basis, or at all. Pursuant to an agreement between the Jupiter Tenant and us, the Jupiter Tenant agreed to transfer all contracts, licenses and permits (including all operational permissions and certificates of need) to a replacement tenant designated by us. Until a replacement tenant is identified, there can be no assurance that the Jupiter Tenant will comply with its obligations when required to do so. Moreover, until the CO is obtained and a replacement tenant is identified, we will not receive income from the property, and the amount of cash we are able to generate to fund distributions to our stockholders will continue to be adversely affected.
The NuVista Tenants have been in default under their leases since July 2017 and collectively owe us $9.4 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of December 31, 2018. There can be no guarantee on the collectibility of these receivables, and as such, we have the entire receivable balance and related income from the NuVista Tenants fully reserved as of December 31, 2018. We incurred $6.0 million and $5.3 million of bad debt expense related to the NuVista Tenants during the year ended December 31, 2018 and 2017, respectively which is included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us.
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, we filed litigation against the tenant pursuing eviction proceedings against the NuVista Tenant and appointed a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property. During the pendency of the litigation, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. Following the tenant’s failure to cooperate in transitioning the operations in accordance with the OTA, we filed a motion in the existing litigation seeking to enforce the OTA. On February 19, 2019, the court entered an agreed order whereby the tenant agreed to cooperate in transitioning operations to a manager of our choosing. There can be no assurance as to when this transition will be completed, and even then, there can be no assurance it will be completed during that time period, or at all. The court also entered into a final judgment with respect to monetary damages in the amount of $8.8 million, although there can be no assurance that we will recover any such amount. We have fully reserved for these monetary damages.
The other property which was occupied by the NuVista Tenants, located in Lutz, Florida, transitioned to the SHOP segment as of January 1, 2018. In connection with this transition, we have replaced the NuVista Tenant as a tenant with a TRS, and have engaged a third party to operate the property. This structure is permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the third quarter of 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, we were unable to bill Medicare for services performed and accumulated receivables. We were able to bill and collect the majority of these receivables during the year ended December 31, 2018; however, $0.7 million of these receivables are not collectible. We have reserved for the uncollectible receivables, resulting in bad debt expense during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables.
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
On June 29, 2018, we announced that our Board unanimously determined to reactivate our SRP, effective June 30, 2018. We previously suspended the SRP concurrent with the commencement of our offer to purchase up to 230,000 shares of our common stock on March 13, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. We funded these repurchases from cash on hand.
On January 29, 2019, we announced that our Board approved an amendment to our SRP changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. This SRP amendment became effective on January 30, 2019.
The following table reflects the number of shares repurchased cumulatively through December 31, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Year ended December 31, 2018 (2)	758,458	18.73
Cumulative repurchases as of December 31, 2018	3,288,256	21.56
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
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, we purchased 19 properties from HT III in the Asset Purchase. Concurrently, we borrowed approximately $45.0 million under the Prior Credit Facility and added 15 properties, including 14 of the 19 properties purchased in the Asset Purchase, to the pool of eligible unencumbered real estate assets comprising the borrowing base under the Prior Credit Facility. This advance was used to fund a portion of the amount required to complete the Asset Purchase.
At the closing of the Asset Purchase, we paid HT III $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less (i) $0.7 million reflecting prorations and closing adjustments in accordance with the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by HT III’s Philip Center property assumed by us at the closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by us into an escrow account in accordance with the Purchase Agreement. This escrow amount, was released in full to HT III in installments over a period of 14 months following the closing, with the final installment being released in March 2019. No indemnification claims were made under the Purchase Agreement. In addition, we incurred $1.2 million in closing and other transaction costs. As of December 31, 2018 we have a $0.2 million net receivable from HT III included on our Consolidated Balance Sheet.

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
We define FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's definition.
We believe that the use of FFO provides a more complete understanding of our operating performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
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
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. Our Modified FFO (as defined in our New Credit Facility) is similar but not identical to MFFO as discussed in this Annual Report on Form 10-K. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to pay distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net loss attributable to stockholders (in accordance with GAAP)	$(52,762)	$(42,548)	$(20,874)
Depreciation and amortization (1)	82,226	76,563	98,023
Impairment charges	20,655	18,993	389
Loss (gain) on sale of real estate investment	70	(438)	(1,330)
Gain on asset acquisition	—	(307)	—
Adjustments for non-controlling interests (2)	(484)	(443)	(475)
FFO attributable to stockholders	49,705	51,820	75,733
Acquisition and transaction related	302	2,986	3,163
Amortization of market lease and other lease intangibles, net	255	236	168
Straight-line rent adjustments, net of related bad debt expense of $5,591, $2,941 and $7,654, respectively	(1,863)	(3,166)	(403)
Amortization of mortgage premiums and discounts, net	(263)	(1,576)	(1,937)
Gain on sale of investment securities	—	—	(56)
Loss (gain) on non-designated derivatives	157	198	(31)
Contingent purchase price consideration	—	—	(138)
Capitalized construction interest costs	(3,198)	(2,085)	(998)
Adjustments for non-controlling interests (2)	24	15	2
MFFO attributable to stockholders	$45,119	$48,428	$75,503
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
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay distributions.

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$43,782	$4,013	$(10,976)	$(89,581)	$(52,762)
Impairment charges	8,736	—	11,919	—	20,655
Operating fees to related parties	—	—	—	23,071	23,071
Acquisition and transaction related	5	179	—	118	302
General and administrative	75	5	—	17,195	17,275
Depreciation and amortization	71,752	10,863	381	216	83,212
Interest expense	369	244	—	48,858	49,471
Interest and other income	(22)	—	—	(1)	(23)
Loss on non-designated derivative instruments	—	—	—	157	157
Loss on sale of real estate investments	—	—	70	—	70
Income tax expense	—	—	—	197	197
Net income (loss) attributable to non-controlling interests	(1)	15	—	(230)	(216)
NOI	$124,696	$15,319	$1,394	$—	$141,409
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2017:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$21,758	$981	$252	$(65,539)	$(42,548)
Impairment charges	18,958	—	35	—	18,993
Operating fees to related parties	—	—	—	22,257	22,257
Acquisition and transaction related	—	101	2,800	85	2,986
General and administrative	—	—	—	15,673	15,673
Depreciation and amortization	75,534	897	677	533	77,641
Interest expense	3,625	6	—	26,633	30,264
Interest and other income	(6)	—	—	(300)	(306)
Loss on non-designated derivative instruments	—	—	—	198	198
Gain on sale of real estate investments	—	—	(438)	—	(438)
Gain on asset acquisition	(307)	—	—	—	(307)
Income tax expense	—	—	—	647	647
Net income (loss) attributable to non-controlling interests	5	1	17	(187)	(164)
NOI	$119,567	$1,986	$3,343	$—	$124,896

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2016:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$25,998	$(81)	$1,090	$(47,881)	$(20,874)
Contingent purchase price consideration	(138)	—	—	—	(138)
Impairment on sale of real estate investments	—	—	384	—	384
Operating fees to related parties	—	—	—	20,583	20,583
Acquisition and transaction related	(19)	—	—	3,182	3,163
General and administrative	—	—	—	12,105	12,105
Depreciation and amortization	94,815	2,830	708	533	98,886
Interest expense	6,096	—	—	13,785	19,881
Interest and other income	(7)	—	—	(39)	(46)
Loss on non-designated derivative instruments	—	—	—	(31)	(31)
Gain on sale of real estate investment	—	—	(1,325)	—	(1,325)
Gain on sale of investment securities	—	—	—	(56)	(56)
Income tax benefit (expense)	—	—	—	(2,084)	(2,084)
Net loss attributable to non-controlling interests	1	—	—	(97)	(96)
NOI	$126,746	$2,749	$857	$—	$130,352
Refer to Note 15 — Segment Reporting to our consolidated financial statements found in this Annual Report on Form 10-K for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Distributions
In May 2013, we began paying distributions on a monthly basis at a rate equivalent of $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent of $1.45 per annum, per share of common stock. In February 2018, the Board authorized a further decrease in the rate at which we pay monthly distributions to stockholders, effective for record dates as of and after March 1, 2018, to a rate equivalent of $0.85 per share annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2018, distributions paid to common stockholders and OP Unit holders totaled $91.5 million, including $35.7 million which was reinvested into additional shares of common stock through our DRIP. For the year ended December 31, 2018, cash flows provided by operations were $54.2 million.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018		December 31, 2018
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock under the DRIP	$19,126		$11,816		$12,154		$12,233		$55,329
Distributions reinvested in common stock issued under the DRIP	13,355		7,739		7,457		7,186		35,737
Distributions on OP Units	145		87		87		86		405
Total distributions (1)	$32,626		$19,642		$19,698		$19,505		$91,471

Source of distribution coverage:
Cash flows provided by operations	$16,918	51.9%	$10,671	54.3%	$10,694	54.3%	$15,868	81.4%	$54,151	59.2%
Proceeds received from common stock issued under the DRIP (2)	13,355	40.9%	7,739	39.4%	7,457	37.9%	3,637	18.6%	32,188	35.2%
Available cash on hand (3)	2,353	7.2%	1,232	6.3%	1,547	7.8%	—	—%	5,132	5.6%
Total source of distribution coverage	$32,626	100.0%	$19,642	100.0%	$19,698	100.0%	$19,505	100.0%	$91,471	100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,918		$10,671		$10,694		$15,868		$54,151
Net loss attributable to stockholders (in accordance with GAAP)	$(5,991)		$(6,950)		$(29,607)		$(10,214)		$(52,762)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.

(3)	Includes proceeds received from credit facilities and mortgage notes payable.
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

We may not have sufficient cash from operations to pay a distribution required to maintain our REIT status, which may materially adversely affect an investment in our common stock. Moreover, the Board may change our distribution policy, in its sole discretion, at any time.
Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. Pursuant to our New Credit Facility, until the earlier of the first day of the first fiscal quarter in 2019 in which we elect to be subject to other restrictions on distributions under our New Credit Facility or January 1, 2020, we are not permitted to amend or modify our current distribution policy in any manner (including, without limitation, to change the timing, amount or frequency of payments), except to reduce the amount of the distribution. Once we are permitted to increase our distribution rate, provisions in our New Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our New Credit Facility and which is similar but not identical to MFFO as discussed in this Annual Report on Form 10-K) during the applicable period. The Prior Credit Facility also contained a covenant that restricted our ability to pay distributions exceeding certain percentages of Modified FFO. This covenant was amended twice during 2017 to permit us to pay a certain level of distributions. There can be no assurance that the lenders under our New Credit Facility will agree to any amendments to covenants impacting our ability to pay distributions. There also can be no assurance that we will be able to continue paying distributions at the current rate, or at all. See "Item 1A. Risk Factors - Risks Related to Our Properties and Operations - Provisions in our New Credit Facility currently restrict us from increasing the rate we pay distributions to our stockholders, and there can be no assurance that we will be able to continue paying distributions at the current rate, or at all."
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Revolving Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2018, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility and Fannie Mae Master Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2018. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2018, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Mae Master Credit Facilities had weighted-average effective interest rates of 4.5%, 4.6% and 4.9%, respectively.

		Years Ended December 31,
(In thousands)	Total	2019	2020 - 2021	2022 -2023	Thereafter
Principal on mortgage notes payable	$470,803	$38,348	$25,171	$256,985	$150,299
Interest on mortgage notes payable	70,600	15,049	25,515	9,414	20,622
Prior Credit Facility (1)	243,300	243,300	—	—	—
Interest on Prior Credit Facility (1)	2,465	2,465	—	—	—
Fannie Mae Master Credit Facilities	359,322	—	—	—	359,322
Interest on Fannie Mae Master Credit Facilities	140,197	17,414	34,876	36,188	51,719
Lease rental payments due (2)	46,239	860	1,721	1,724	41,934
Total	$1,332,926	$317,436	$87,283	$304,311	$623,896
_______________________________

(1)	In March 2019, we entered into our New Credit Facility by amending and restating our Prior Credit Facility prior to its maturity.

(2)	Lease rental payments due includes $3.2 million of imputed interest related to our capital lease obligations.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
Please see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Revolving Credit Facility (which replaced the Prior Credit Facility in effect as of December 31, 2018) and the Fannie Mae Master Credit Facilities, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2018, we had entered into seven non-designated interest rate caps with a notional amount of approximately $359.3 million and two designated interest rate swaps with a notional amount of $250.0 million. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2018, our debt consisted of both fixed and variable-rate debt. We had total secured mortgage financings with an aggregate carrying value of $470.8 million and a fair value of $472.6 million. Changes in market interest rates on our debt impact the fair value of the mortgage notes, even if it has no impact on interest due on the mortgage notes. For instance, if interest rates rise 100 basis points and our debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $12.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $13.9 million.
At December 31, 2018, our variable-rate Prior Credit Facility and Fannie Mae Master Credit Facilities had an aggregate carrying and fair value of $602.6 million. Interest rate volatility associated with these variable-rate borrowings affects interest expense incurred and cash flow. The sensitivity analysis related to all other variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase and decrease in variable interest rates on our variable-rate Prior Credit Facility and Fannie Mae Master Credit Facilities would increase and decrease our interest expense by $1.6 million and $1.0 million, respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2018 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
New Credit Facility

On March 13, 2019, we amended and restated the Prior Credit Facility, which was scheduled to mature on March 21, 2019, by entering into our New Credit Facility with primarily the same lenders that were lenders under the Prior Credit Facility, with Keybank National Association remaining as agent for the lenders.
The total commitments under our New Credit Facility are $630.0 million, increased from $565.0 million under the Prior Credit Facility. Our New Credit Facility also includes an uncommitted “accordion feature” whereby, upon our request, but at the sole discretion of the participating lenders, the commitments under our New Credit Facility may be increased by up to an additional $370.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and other conditions.
Our New Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to one one-year extension at our option. Our Term Loan is interest-only and matures on March 13, 2024. Loans under our New Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs. Any amounts repaid under our Term Loan may not be re-borrowed.
The amount available for borrowings under our New Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.
As of December 31, 2018, $243.3 million was outstanding under the Prior Credit Facility and the unused borrowing capacity was $17.8 million under the Prior Credit Facility. At the closing under our New Credit Facility, we had a total borrowing capacity thereunder of $263.1 million based on the value of the borrowing base thereunder. Of this amount, $233.6 million was outstanding including $150.0 million outstanding under our Term Loan, $83.6 million was outstanding under the Revolving Credit Facility and $29.5 million remained available for future borrowings under the Revolving Credit Facility.
Like the Prior Revolving Credit Facility, our New Credit Facility is secured by a pledged pool of the equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. After the closing of our New Credit Facility, the 64 properties that had comprised the borrowing base under the Prior Credit Facility comprised the borrowing base under our New Credit Facility.
We have the option to have amounts outstanding under the New Revolving Credit Facility bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on our leverage, from 1.60% to 2.20%; or (b) the Base Rate (as defined in our New Credit Facility), plus an applicable margin that ranges, depending on our leverage, from 0.35% to 0.95%. The Base Rate is defined in our New Credit Facility as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the agent as its “prime rate”, (b) 0.5% above the Federal Funds Effective Rate or (c) the then applicable LIBOR for a one month interest period plus 1.0% per annum.
We have the option to have amounts outstanding under our Term Loan bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on our leverage, from 1.55% to 2.15%; or (b) the Base Rate (as defined in the paragraph above), plus an applicable margin that ranges, depending on our leverage, from 0.30% to 0.90%.
At the closing under our New Credit Facility, the Revolving Credit Facility and our Term Loan bore interest at a weighted average rate per annum equal to 4.61%. Prior to the closing of our New Credit Facility, the Prior Credit Facility bore interest at a rate per annum equal to 4.62%.
Our New Credit Facility contains customary representations, warranties and affirmative covenants. Our New Credit Facility contains various customary negative covenants, including a restricted payments covenant pursuant to which, until the earlier of the first day of the first fiscal quarter in 2019 in which we elect to be subject to other restrictions on distributions under our New Credit Facility or January 1, 2020, we are not permitted to amend or modify our current distribution policy in any manner (including, without limitation, to change the timing, amount or frequency of payments), except to reduce the amount of the distribution. Once we are permitted to increase our distribution rate, provisions in our New Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our New Credit Facility and which is similar but not identical to MFFO as discussed in this Annual Report on Form 10-K) during the applicable period. Until we become subject to these distribution restrictions, we will be subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our New Credit Facility based on the same borrowing base properties will be slightly lower. We are also restricted from making share repurchases to the extent they would be aggregated with distributions to our stockholders under the covenant in our New Credit Facility that restricts payments of distributions to our stockholders. Although this covenant exempts payments for share repurchases up to $50.0 million during the term of our New Credit Facility from being aggregated in this way, we must maintain cash and cash equivalents of at least $30.0 million and compliance with a leverage ratio after giving effect to those payments. Our New Credit Facility also contains other negative covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, recourse indebtedness (subject to permitted exceptions) and entering agreements with the

Advisor and its affiliates. Our New Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, minimum fixed charge coverage, minimum consolidated tangible net worth and, for a limited period, minimum liquidity.
Certain of the lenders or their affiliates are or have been lenders to us under the Prior Credit Facility, the Fannie Mae Master Credit Facilities and other loans or counterparties with respect to certain of our derivative contracts. The foregoing description of the material terms of our New Credit Facility in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of our New Credit Facility, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 3rd Floor, New York, NY 10022, Attention: Chief Financial Officer.
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
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.

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
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (10)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (20)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (18)	Articles Supplementary of Healthcare Trust, Inc.
4.1 (1)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (2)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 (8)	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
10.1 (12)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.2 (12)
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC

10.3 (3)
Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to the agreement

10.4 (4)
Increase Letter, dated April 15, 2014, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.5 (8)
Increase Letter, dated July 31, 2015, with KeyBank National Association, relating to the Senior Secured Revolving Credit Agreement dated as of March 21, 2014 by and among American Realty Capital Healthcare Trust II Operating Partnership, L.P., KeyBank National Association and the lenders party thereto

10.6 (5)	Agreement for Lease of Real Property, dated as of June 14, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.7 (5)	First Amendment to Agreement for Lease of Real Property, dated as of July 16, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.8 (5)	Second Amendment to Agreement for Lease of Real Property, dated as of August 1, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.9 (5)	Third Amendment to Agreement for Lease of Real Property, dated as of September 26, 2014, by and between American Realty Capital VII, LLC and Pinnacle Health Hospitals
10.10 (6)
Fourth Amendment to Agreement for Lease of Real Property, dated as of October 10, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC, ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.11 (5)
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

10.12 (6)
Fifth Amendment to Agreement for Lease of Real Property, dated as of October 22, 2014, by and between American Realty Capital VII, LLC, ARHC BRHBGPA01, LLC, ARHC FOMBGPA01, LLC, ARHC LMHBGPA01, LLC and ARHC CHHBGPA01, LLC and Pinnacle Health Hospitals

10.13 (6)
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

10.18 (6)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.19 (6)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.20 (7)
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

10.21 (8)
Third Amendment to Senior Secured Revolving Credit Agreement, dated February 17, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties dated as of March 21, 2014

10.22 (9)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.23 (11)
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2016, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014.

10.24 (11)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association.
10.25 (11)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC.
10.26 (13)
Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 24, 2017, by and among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., KeyBank National Association, individually and as agent for itself and the other lenders party from time to time to the Senior Secured Revolving Credit Agreement by and among the same parties, dated as of March 21, 2014

10.27 (15)
Purchase Agreement, dated as of June 16, 2017, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., ARHC TRS Holdco II, LLC, American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and ARHC TRS Holdco III, LLC.

10.28 (16)	Loan Agreement, dated as of June 30, 2017 among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto.
10.29 (16)	Guaranty of Recourse Obligations, dated as of June 30, 2017 by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.30 (16)
Hazardous Materials Indemnity Agreement, dated as of June 30, 2017 by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.31 (18)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017.
10.32 (18)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.33 (17)	Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 20, 2017.
10.34 (19)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association.
10.35 (19)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.36 (19)
Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.37 (20)	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association

Exhibit No.	Description
10.38 (20)	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.39 (20)	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.40 (20)	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.41 (20)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.42 (21)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender
10.43 (21)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.44 (21)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.45 (21)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender
10.46 (21)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee
10.47 (21)
 First Amendment to Amended and Restated Property Management and Leasing Agreement, dated as of April 10, 2018, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC

10.48 (22)	Form of Indemnification Agreement
10.49 *
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

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

99.1 (14)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (23)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 15, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 7, 2014.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 14, 2014.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 12, 2015.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2017.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2017.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2017.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2017.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2017.

(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2018.

(20)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 filed with the Securities and Exchange Commission on August 3, 2018.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 2019.

HEALTHCARE TRUST, INC.
By	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 13, 2019
Leslie D. Michelson

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 13, 2019
Katie P. Kurtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Director	March 13, 2019
Edward M. Weil, Jr.	(Principal Executive Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	March 13, 2019
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 13, 2019
Edward G. Rendell

/s/ Lee M. Elman	Independent Director	March 13, 2019
Lee M. Elman

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Chicago, Illinois
March 13, 2019

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2018	2017
ASSETS
Real estate investments, at cost:
Land	$209,284	$201,427
Buildings, fixtures and improvements	2,006,745	1,955,940
Construction in progress	80,598	72,007
Acquired intangible assets	256,452	256,678
Total real estate investments, at cost	2,553,079	2,486,052
Less: accumulated depreciation and amortization	(381,909)	(309,711)
Total real estate investments, net	2,171,170	2,176,341
Cash and cash equivalents	77,264	94,177
Restricted cash	14,094	8,411
Assets held for sale	52,397	37,822
Derivative assets, at fair value	4,633	2,550
Straight-line rent receivable, net	17,351	15,327
Prepaid expenses and other assets (including $154 due from related parties as of December 31, 2018)	28,785	22,099
Deferred costs, net	11,752	15,134
Total assets	$2,377,446	$2,371,861
LIABILITIES AND EQUITY
Mortgage notes payable, net	$462,839	$406,630
Credit facilities	602,622	534,869
Market lease intangible liabilities, net	17,104	18,829
Accounts payable and accrued expenses (including $764 and $1,637 due to related parties as of December 31, 2018 and December 31, 2017, respectively)	40,298	38,112
Deferred rent	7,011	6,201
Distributions payable	6,638	11,161
Total liabilities	1,136,512	1,015,802

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 91,963,532 and 91,002,766 shares of common stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	919	910
Additional paid-in capital	2,031,967	2,009,197
Accumulated other comprehensive income	4,582	2,473
Accumulated deficit	(804,331)	(665,026)
Total stockholders' equity	1,233,137	1,347,554
Non-controlling interests	7,797	8,505
Total equity	1,240,934	1,356,059
Total liabilities and equity	$2,377,446	$2,371,861

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$102,708	$95,152	$103,375
Operating expense reimbursements	20,858	16,605	15,876
Resident services and fee income	238,840	199,416	183,177
Contingent purchase price consideration	—	—	138
Total revenues	362,406	311,173	302,566

Operating expenses:
Property operating and maintenance	220,997	186,277	172,077
Impairment charges	20,655	18,993	389
Operating fees to related parties	23,071	22,257	20,583
Acquisition and transaction related	302	2,986	3,163
General and administrative	17,275	15,673	12,105
Depreciation and amortization	83,212	77,641	98,886
Total expenses	365,512	323,827	307,203
Operating loss before (loss) gain on sale of real estate investments	(3,106)	(12,654)	(4,637)
(Loss) gain on sale of real estate investments	(70)	438	1,330
Operating loss	(3,176)	(12,216)	(3,307)
Other income (expense):
Interest expense	(49,471)	(30,264)	(19,881)
Interest and other income	23	306	47
(Loss) gain on non-designated derivatives	(157)	(198)	31
Gain on asset acquisition	—	307	—
Gain on sale of investment securities	—	—	56
Total other expenses	(49,605)	(29,849)	(19,747)
Loss before income taxes	(52,781)	(42,065)	(23,054)
Income tax (expense) benefit	(197)	(647)	2,084
Net loss	(52,978)	(42,712)	(20,970)
Net loss attributable to non-controlling interests	216	164	96
Net loss attributable to stockholders	(52,762)	(42,548)	(20,874)

Other comprehensive income (loss):
Unrealized gain on designated derivative	2,109	2,473	—
Unrealized loss on investment securities, net	—	—	6
Comprehensive loss attributable to stockholders	$(50,653)	$(40,075)	$(20,868)

Basic and diluted weighted-average shares outstanding	91,118,929	89,802,174	87,878,907
Basic and diluted net loss per share	$(0.58)	$(0.47)	$(0.24)
Distributions declared per share	$0.95	$1.51	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	86,135,411	$861	$1,907,549	$(6)	$(316,284)	$1,592,120	$9,697	$1,601,817
Common stock issued through distribution reinvestment plan	3,234,746	33	73,597	—	—	73,630	—	73,630
Common stock repurchases	(6,660)	—	(170)	—	—	(170)	—	(170)
Share-based compensation, net	5,402	—	160	—	—	160	—	160
Distributions declared	—	—	—	—	(149,416)	(149,416)	—	(149,416)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(731)	(731)
Unrealized gain on investments	—	—	—	6	—	6	—	6
Net loss	—	—	—	—	(20,874)	(20,874)	(96)	(20,970)
Balance, December 31, 2016	89,368,899	894	1,981,136	—	(486,574)	1,495,456	8,870	1,504,326
Common stock issued through distribution reinvestment plan	2,813,635	28	61,178	—	—	61,206	—	61,206
Common stock repurchases	(1,554,768)	(16)	(33,583)	—	—	(33,599)	(28)	(33,627)
Share-based compensation, net	375,000	4	466	—	—	470	—	470
Distributions declared	—	—	—	—	(135,904)	(135,904)	—	(135,904)
Contributions from non-controlling interest holders	—	—	—	—	—	—	472	472
Distributions to non-controlling interest holders	—	—	—	—	—	—	(645)	(645)
Unrealized gain on designated derivative	—	—	—	2,473	—	2,473	—	2,473
Net loss	—	—	—	—	(42,548)	(42,548)	(164)	(42,712)
Balance, December 31, 2017	91,002,766	910	2,009,197	2,473	(665,026)	1,347,554	8,505	1,356,059
Common stock issued through distribution reinvestment plan	1,720,633	17	35,720	—	—	35,737	—	35,737
Common stock repurchases	(759,867)	(8)	(14,194)	—	—	(14,202)	—	(14,202)
Share-based compensation, net	—	—	1,244	—	—	1,244	—	1,244
Distributions declared	—	—	—	—	(86,543)	(86,543)	—	(86,543)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(492)	(492)
Unrealized gain on designated derivative	—	—	—	2,109	—	2,109	—	2,109
Net loss	—	—	—	—	(52,762)	(52,762)	(216)	(52,978)
Balance, December 31, 2018	91,963,532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(52,978)	$(42,712)	$(20,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,212	77,641	98,886
Amortization of deferred financing costs	8,633	6,170	4,523
Amortization of mortgage premiums and discounts, net	(263)	(1,576)	(1,937)
Amortization of market lease and other intangibles, net	255	236	168
Bad debt expense	14,797	12,413	15,425
Equity-based compensation	1,244	470	160
Gain on sale of investment securities	—	—	(56)
Loss (gain) on non-designated derivative instruments	157	198	(31)
Loss (gain) on sales of real estate investments, net	70	(438)	(941)
Impairment of held-for-use investments	20,655	18,993	—
Changes in assets and liabilities:
Straight-line rent receivable	(7,744)	(6,242)	(8,210)
Prepaid expenses and other assets	(16,888)	(10,345)	(9,467)
Accounts payable, accrued expenses and other liabilities	2,191	8,688	545
Deferred rent	810	471	630
Net cash provided by operating activities	54,151	63,967	78,725
Cash flows from investing activities:
Investments in real estate	(128,056)	(188,928)	(38,746)
Deposits returned for unconsummated acquisitions	—	50	—
Deposit received for unconsummated disposition	—	1,125	100
Capital expenditures	(12,910)	(8,278)	(7,476)
Proceeds from sales of investment securities	—	—	1,140
Proceeds from sales of real estate investments	25,903	757	25,890
Proceeds from asset acquisition	—	865	—
Net cash used in investing activities	(115,063)	(194,409)	(19,092)
Cash flows from financing activities:
Proceeds from credit facilities	147,753	380,170	106,500
Repayments of credit facility borrowings	(80,000)	(326,800)	(55,000)
Proceeds from mortgage notes payable	118,700	336,897	—
Payments on mortgage notes payable	(63,263)	(65,335)	(15,650)
Payments for undesignated derivative instruments	(131)	(214)	(30)
Payments of deferred financing costs	(3,354)	(14,388)	(3,040)
Common stock repurchases	(14,202)	(33,599)	(12,184)
Distributions paid	(55,329)	(76,717)	(75,432)
Contributions from non-controlling interest holders	—	472	—
Distributions to non-controlling interest holders	(492)	(643)	(731)
Net cash provided by (used in) financing activities	49,682	199,843	(55,567)
Net change in cash, cash equivalents and restricted cash	(11,230)	69,401	4,066
Cash, cash equivalents and restricted cash, beginning of year	102,588	33,187	29,121
Cash, cash equivalents and restricted cash, end of year	$91,358	$102,588	$33,187

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,266	$26,097	$18,512
Cash paid for income taxes	407	28	339

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	35,737	61,206	73,630
Assumption of mortgage notes payable used to acquire investments in real estate	—	4,897	—
Liabilities assumed in real estate acquisitions	—	1,056	—
Asset acquisition (inflows/outflows from operations)	—	416	—
Asset acquisition (inflows/outflows from investing activity)	—	(723)	—
Asset acquisition gain	—	307	—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States for investment purposes. As of December 31, 2018, the Company owned 191 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.1 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
In February 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $1.7 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The Company closed its IPO in November 2014 and as of such date the Company had received cumulative proceeds of $2.0 billion from its IPO. As of December 31, 2018, the Company has received total proceeds of $2.3 billion, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 8 — Common Stock) and including $292.0 million in proceeds received under the Company's distribution reinvestment plan (the "DRIP").
On April 7, 2016 (the "Original NAV Pricing Date"), the board of directors of the Company (the "Board") approved an estimate of per share net asset value ("NAV"). On March 29, 2018, the Board approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") as of December 31, 2017. Subsequent valuations will occur periodically, at the discretion of the Board, provided that such estimates will be made at least annually. Pursuant to the DRIP, the Company's stockholders can elect to reinvest distributions by purchasing shares of the Company's common stock. Prior to the Original NAV Pricing Date, the Company offered shares pursuant to the DRIP at $23.75 per share, which was 95% of the initial offering price of shares of common stock in the IPO. Effective April 7, 2016, the Company began offering shares pursuant to the DRIP at the then-current NAV approved by the Board (see Note 8 — Common Stock).
The Company has no employees. Healthcare Trust Advisors, LLC (the "Advisor") has been retained by the Company to manage the Company's affairs on a day-to-day basis. The Company has retained Healthcare Trust Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), and these related parties receive compensation, fees and expense reimbursements from the Company for services related to managing its business and investments. Healthcare Trust Special Limited Partnership, LLC (the "Special Limited Partner"), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company's ability to direct the activities that most significantly impact the entity's economic performance, its form of ownership interest, its representation on the entity's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of or liquidate the entity.
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
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. There were $52.4 million and $37.8 million in real estate investments held for sale as of December 31, 2018 and 2017, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2017, approximately $17.9 million was invested in money market funds. The Company did not have any cash invested in money market funds at December 31, 2018.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2018 and 2017, the Company had deposits of $77.3 million and $94.2 million, of which $58.9 million and $79.9 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash generally consists of resident security deposits and reserves related to real estate taxes, maintenance, structural improvements, and debt service.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs related to the Prior Credit Facility (as defined in Note 5), Fannie Mae Master Credit Facilities (as defined in Note 5), and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing the Prior Credit Facility and Fannie Mae Master Credit Facilities. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed if the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2018 and 2017, the Company had $8.6 million and $12.9 million of deferred financing costs, net of accumulated amortization of $17.4 million and $11.4 million, respectively.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2018 and 2017, the Company had $3.1 million and $2.3 million in deferred leasing costs, net of accumulated amortization of $0.9 million and $0.5 million, respectively.
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
Resident services and fee income primarily relates to rent from residents in the Company's seniors housing — operating properties ("SHOPs") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") and to fees for ancillary services performed for SHOP residents. Rental income from residents in the Company's SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2018, 2017 and 2016. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company continues to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties.  Generally, to qualify as a REIT, the Company cannot directly or indirectly operate seniors housing properties.  Instead, such facilities may be either leased to a third party operator or leased to a taxable REIT subsidiary (“TRS”) and operated by a third party on behalf of the TRS.  Accordingly, the Company has formed a TRS entity under the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third party managers to operate the facilities on its behalf.
As of December 31, 2018, the Company, through its TRS entity, owned 58 seniors housing properties. The TRS entity is a wholly-owned subsidiary of the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating losses. Significant components of the deferred tax assets and liabilities as of December 31, 2018 consisted of deferred rent and net operating losses. As of December 31, 2018, the Company had a deferred tax asset of $4.1 million with no valuation allowance. As of December 31, 2017, the Company had a deferred tax asset of $4.4 million with no valuation allowance.
The following table details the composition of the Company's tax (expense) benefit for the years ended December 31, 2018, 2017 and 2016, which includes federal and state income taxes incurred by the Company's TRS entity. The Company estimated its income tax (expense) benefit relating to its TRS entity using a combined federal and state rate of approximately 26.6% and 40.1% for the years ended December 31, 2018 and 2017, respectively. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2018		2017		2016
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$(272)	$399	$811	$(1,597)	$2,103	$(237)
State (expense) benefit	(353)	29	(3)	142	308	(90)
Total	$(625)	$428	$808	$(1,455)	$2,411	$(327)
As of December 31, 2018 and 2017, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2018, 2017 and 2016:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Year Ended December 31,
	2018		2017		2016
Return of capital	100.0%	$0.95	99.7%	$1.50	86.8%	$1.47
Capital gain dividend income	—%	—	0.3%	0.01	0.5%	0.01
Ordinary dividend income	—%	—	—%	—	12.7%	0.22
Total	100.0%	$0.95	100.0%	$1.51	100.0%	$1.70
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
Reportable Segments
The Company has determined that it has three reportable segments, with activities related to investing in MOBs, triple-net leased healthcare facilities, and seniors housing properties. Management evaluates the operating performance of the Company's investments in real estate and seniors housing properties on an individual property level.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance on January 1, 2018 and it did not have an impact on its consolidated statement of cash flows.
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
December 31, 2018

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
Pending Adoption as of December 31, 2018
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02"). The most significant changes in ASU 2016-02 is recognition of right-of-use ("ROU") assets and lease liabilities by lessees for those leases classified as operating leases, with less significant changes for lessors. Also, beginning in the first quarter of 2019, the new guidance requires additional disclosures that help enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company elected to not record on its consolidated balance sheets leases whose term is less than 12 months at lease inception. ASU 2016-02 originally required a modified retrospective method of adoption, however, ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, as allowed under ASU 2018-11.
Lessor Accounting
ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, ASU 2018-11 allows lessors a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Resident leases within our SHOPs segment contain service elements. We expect to elect the practical expedient to account for our resident leases as a single lease component. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies.
Upon adoption, the new guidance did not impact the Company's revenue recognition pattern or have any other impacts on its leases in place as of January 1, 2019 in which it is the lessor.
Lessee Accounting
Under ASU 2016-02, companies are required to record a ROU asset and a lease liability for all leases with a term greater than 12 months equal to the present value of the remaining lease payments as of the adoption date of the new standard. Since our leases do not provide an implicit rate, the Company will use its incremental borrowing rate in determining the present value of lease payments. The new standard also requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively, as well as the balance sheet classification of the ROU asset. Leases with a term of 12 months or less will be accounted for similar to previous guidance for operating leases.
The Company is a lessee for 19 of its properties in which it has ground leases as of December 31, 2018. Since the Company has elected the practical expedients described above, it determined that 11 of these leases would continue to be classified as operating leases under the new standard. As a result, the Company expects to record a ROU asset and lease liability of approximately $9.0 million to $11.0 million, which is equal to the present value of the remaining lease payments as of January 1, 2019. Future lease expense after adoption will continue to be recorded on a straight-line basis as required for operating leases.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Other Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Adoption should be applied retrospectively to outstanding financial instruments with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company adopted the new guidance on January 1, 2019 and it did not have an impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company has adopted ASU 2017-12 on January 1, 2019, as required under the guidance, using a modified retrospective transition method and the adoption did not have a material impact on its consolidated financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods. As of December 31, 2018 the Company did not have any nonemployee awards outstanding that would be impacted by the new guidance, however the Company will apply this new guidance prospectively to grants of nonemployee awards, if any. The Company has adopted ASU 2018-07 on January 1, 2019.
Note 3 — Real Estate Investments
The Company owned 191 properties as of December 31, 2018. The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The following table presents the allocation of the assets acquired and liabilities assumed, as well as capitalized construction in progress during the years ended December 31, 2018, 2017 and 2016:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Year Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Real estate investments, at cost:
Land	$14,417	$18,501	$—
Buildings, fixtures and improvements	98,236	135,344	—
Construction in progress	8,591	11,952	38,746
Total tangible assets	121,244	165,797	38,746
Intangible assets and liabilities:
In-place leases (1)	6,823	21,546	—
Market lease and other intangible assets (1)	275	2,472	—
Market lease liabilities (1)	(286)	(888)	—
Total intangible assets and liabilities	6,812	23,130	—
Mortgage notes payable, net	—	(4,897)	—
Other liabilities assumed in the Asset Acquisition, net (2)	—	(1,056)	—
Consideration paid for acquired real estate investments	$128,056	$182,974	$38,746
Number of properties purchased	14	23	—
_______________

(1)
Weighted-average remaining amortization periods for acquired intangible assets and liabilities for the year ended December 31, 2018 were 9.6 years, consisting of in-place leases which were 9.8 years, market lease and other intangible assets which were 9.0 years, and market lease liabilities which were 6.8 years.

(2) Includes liabilities of $0.8 million in accounts payable and accrued expenses, $0.5 million in non-controlling interests and $0.1 million in deferred rent and includes assets of $0.2 million in cash and $0.2 million in restricted cash related to the Company's acquisition from American Realty Capital Healthcare Trust III, Inc. ("HT III") of 19 properties comprising substantially all of HT III’s assets (the "Asset Purchase"), pursuant to a purchase agreement (the "Purchase Agreement"), dated as of June 16, 2017. HT III is sponsored and advised by an affiliate of the Advisor. See Note 9 — Related Party Transactions and Arrangements for additional information.
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2019	$96,178
2020	91,848
2021	85,563
2022	77,205
2023	65,504
Thereafter	284,929
Total	$701,227
As of December 31, 2018, 2017 and 2016, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2018, 2017 and 2016:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	December 31,
State	2018	2017	2016
Florida	16.6%	17.5%	19.3%
Georgia	10.1%	10.7%	10.2%
Iowa	*	*	10.5%
Michigan	13.1%	11.6%	*
Pennsylvania	10.2%	10.8%	12.0%

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$214,953	$144,669	$70,284	$215,453	$130,749	$84,704
Market lease assets	30,910	9,970	20,940	30,636	7,853	22,783
Other intangible assets	10,589	1,103	9,486	10,589	838	9,751
Total acquired intangible assets	$256,452	$155,742	$100,710	$256,678	$139,440	$117,238
Intangible liabilities:
Market lease liabilities	$26,241	$9,137	$17,104	$25,956	$7,127	$18,829
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Amortization of in-place leases and other intangible assets(1)	$18,851	$17,369	$38,754
Accretion of above- and below-market leases, net(2)	(39)	(308)	(209)
Amortization of above- and below-market ground leases, net(3)	147	172	172
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating and maintenance expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table provides the projected amortization and property operating and maintenance expense and adjustments to revenues for the next five years:

(In thousands)	2019	2020	2021	2022	2023
In-place lease assets	$14,270	$12,268	$10,030	$8,205	$6,346
Other intangible assets	568	414	414	414	414
Total to be added to amortization expense	$14,838	$12,682	$10,444	$8,619	$6,760

Above-market lease assets	$(1,625)	$(1,287)	$(934)	$(583)	$(238)
Below-market lease liabilities	1,694	1,537	1,387	1,347	1,215
Total to be added to rental income	$69	$250	$453	$764	$977

Below-market ground lease assets	$222	$222	$214	$212	$212
Above-market ground lease liabilities	(65)	(65)	(65)	(63)	(46)
Total to be added to property operating and maintenance expense	$157	$157	$149	$149	$166
Transfer of Operations
On June 8, 2017, the Company's TRS acquired 12 operating entities that leased 12 healthcare facilities previously included in the Company's triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company's SHOP segment. As a part of the transition, the Company's subsidiary property companies executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under a structure permitted by the RIDEA. As part of the transition of operations, the Company now controls the operating entities that hold the operating licenses for the healthcare facilities. The Company determined the transition of operations to be an asset acquisition and accounted for such transfer accordingly.
At closing of the transfer of operations, the Company assumed the following assets and liabilities which are included in the consolidated balance sheet within the line items as shown below. The amounts below reflect the fair values of these assets and liabilities, as of the transfer closing date, to the appropriate financial statement line as shown below.

(In thousands)	June 8, 2017
Buildings, fixtures and improvements	$723
Cash and cash equivalents	865
Prepaid expenses and other assets	651
Total assets acquired	$2,239

Accounts payable and accrued expenses	$1,188
Deferred rent	744
Total liabilities acquired	$1,932

Gain on acquisition	$307

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Real Estate Sales
On November 6, 2018, the Company entered into the final amendment to its January 2017 agreement (as amended to date, the "Amended Missouri SNF PSA") to sell eight skilled nursing facility properties in Missouri (the "Missouri SNF Properties") that were previously classified as held-for-sale, for an aggregate contract purchase price of $27.5 million. In connection with the Amended Missouri SNF PSA, the Company recognized an impairment charge of approximately $11.9 million on the Missouri SNF Properties in the third quarter of 2018 which is included on the consolidated statement of operations and comprehensive loss. The sale of these properties pursuant to the Amended Missouri SNF PSA, which occurred in the fourth quarter of 2018, resulted in a loss of $0.1 million for the year ended December 31, 2018, which is reflected within (loss) gain on sale of real estate investment in the consolidated statements of operations and comprehensive loss.
The following table summarizes the properties sold during the years ended December 31, 2018, 2017 and 2016:

Property (In thousands)	Disposition Date	Contract Sale Price	Gain (Loss/Impairment) on Sale, Net
Gregory Ridge Living Center - Kansas City, MO	June 1, 2016	$4,300	$(126)
Parkway Health Center Care Center - Kansas City, MO	June 1, 2016	4,450	(263)
Redwood Radiology and Outpatient Center - Santa Rosa, CA	September 30, 2016	17,500	1,330
Dental Arts Building - Peoria, AZ	May 16, 2017	825	438
Missouri SNF Properties	December 5, 2018	27,500	(11,989)
Total		$54,575	$(10,610)
The sales of Gregory Ridge Living Center, Parkway Health Center Care Center, Redwood Radiology and Outpatient Center, the Dental Arts Building and the Missouri SNF Properties did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Gregory Ridge, Parkway, Redwood Radiology, the Dental Arts Building and the Missouri SNF Properties remain classified within continuing operations for all periods presented until the respective sale dates.
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
During the third quarter of 2018, the Company reconsidered the intended holding period for six MOB properties within the state of New York (the "New York Six MOBs") due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. In connection with this amendment, the Company recognized an impairment charge of approximately $6.4 million on the New York Six MOBs during the third quarter of 2018, which is included on the consolidated statement of operations and comprehensive loss.
The disposition of five of the New York Six MOBs closed on February 6, 2019 for a contract sales price of $45.0 million. See Note 18 — Subsequent Events for more information. Although the Company believes the disposition of the remaining New York Six MOB is probable, there can be no assurance that the disposition will be consummated, on its current terms, or at all, or that the Company will be able to reinvest the net proceeds in an accretive manner.
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of December 31, 2018:

	December 31,
(In thousands)	2018	2017
Land	$5,285	$3,131
Buildings, fixtures and improvements	47,112	34,691
Assets held for sale	$52,397	$37,822

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company also has liabilities associated with the held-for-sale New York Six MOBs of $3.5 million which is presented within Market lease intangible liabilities, net, and $0.5 million which is presented within Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet as of December 31, 2018.
Impairment of Held for Use Real Estate Investments
As of December 31, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
For one of these held for use properties, the Company used a non-binding letter of intent to estimate future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of the property would close at the value derived from the non-binding letter of intent and within a specified time in the future. There can be no guarantee that the sale of this property would close under these terms, or at all. As a result of its consideration of impairment, the Company determined that the carrying value of the held for use property noted above exceeded its estimated fair values and recognized an aggregate impairment charge of $2.4 million, which is included in impairment charges on the consolidated statement of operations for the year ended December 31, 2018.
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
The LaSalle Tenant
The Company is currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the tenant, as long as the tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes the Company $4.2 million of rent, property taxes, late fees, and interest receivable thereunder. The Company has the entire receivable balance and related income from the LaSalle Tenant fully reserved as of December 31, 2018. The Company incurred $5.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.
The NuVista Tenants
The Company had tenants and former tenants at two of its properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe the Company $9.4 million of rent, property taxes, late fees, and interest receivable under their leases as of December 31, 2018. There can be no guarantee on the collectibility of these receivables, and as such, the Company has the entire receivable balance and related income from the NuVista Tenants fully reserved as of December 31, 2018. The Company also incurred $6.0 million of bad debt expense related to the NuVista Tenants during the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

year ended December 31, 2018 and incurred $5.3 million of bad debt expense related to the NuVista Tenants during the year ended December 31, 2017, respectively which are included in property operating and maintenance expense on the consolidated statement of operations. The NuVista Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of the Company's development property in Jupiter, Florida which is also currently in default to the Company (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which is leased to the NuVista Tenants, located in Wellington, Florida, the Company filed litigation against the tenant pursuing eviction proceedings against the NuVista Tenant and appointed a court ordered receiver in order to replace the NuVista Tenant with a new tenant and operator at the property. During the pendency of the litigation, the Company and the tenant entered into an agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. Following the tenant’s failure to cooperate in transitioning the operations in accordance with the OTA, the Company filed a motion in the existing litigation seeking to enforce the OTA. On February 19, 2019, the court entered an agreed order whereby the tenant agreed to cooperate in transitioning operations to a manager of the Company's choosing. There can be no assurance as to when this transition will be completed, and even then, there can be no assurance it will be completed during that time period, or at all. The court also entered into a final judgment with respect to monetary damages in the amount of $8.8 million, although there can be no assurance that the Company will recover any such amount. The Company has fully reserved for these monetary damages.
The other property which was occupied by the NuVista Tenants, located in Lutz, Florida, transitioned to the SHOP segment as of January 1, 2018. In connection with this transition, the Company replaced the NuVista Tenant as a tenant with a TRS, and has engaged a third party to operate the property. This structure is permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the third quarter of 2018, the new operator obtained a Medicare license. Prior to the operator obtaining this Medicare license, the Company was unable to bill Medicare for services performed and accumulated receivables. The Company was able to bill and collect the majority of these receivables during the year ended December 31, 2018; however, $0.7 million of these receivables are not collectible. The Company has reserved for the uncollectible receivables, resulting in bad debt expense during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations. There can be no assurance as to the collectibility of these Medicare receivables.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company's mortgage notes payable as of December 31, 2018 and 2017:

Portfolio	Encumbered Properties (1)	Outstanding Loan Amount as of December 31,		Effective Interest Rate as of December 31,			Interest Rate
		2018	2017	2018	2017				Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	1	$5,690	$5,773	6.20%	4.98%		Variable		Apr. 2019
St. Andrews Medical Park - Venice, FL	3	6,289	6,381	6.20%	4.98%		Variable		Apr. 2019
Palm Valley Medical Plaza - Goodyear, AZ	1	3,222	3,327	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,977	3,066	4.75%	4.75%		Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	23,905	24,372	3.87%	3.87%		Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,427	7,565	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,988	17,270	3.98%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,541	10,716	3.98%	3.98%		Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,793	4,895	4.00%	4.00%		Fixed		Oct. 2019
Capital One MOB Loan	32	250,000	250,000	4.44%	4.44%		Fixed	(3)	Jun. 2022
Bridge Loan	16	20,271	82,000	4.87%	4.13%		Variable		Dec. 2019
Multi-Property CMBS Loan	21	118,700	—	4.60%	—%		Fixed		May 2028
Gross mortgage notes payable	81	470,803	415,365	4.48%	4.31%	(2)
Deferred financing costs, net of accumulated amortization (4)		(6,591)	(7,625)
Mortgage premiums and discounts, net		(1,373)	(1,110)
Mortgage notes payable, net		$462,839	$406,630
_______________

(1) Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the Prior Credit Facility (as defined in Note 5 — Credit Facilities). The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(2)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2018.

(3)	Variable rate loan which is fixed as a result of entering into interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(4) Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
As of December 31, 2018, the Company had pledged $1.0 billion in real estate as collateral for these mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company's mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2018, the Company was in compliance with these financial covenants.
Capital One MOB Loan
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
December 31, 2018

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
The Loan Agreement provides for a $82.0 million (the “Loan”) with a floating interest rate equal to one-month LIBOR plus 2.5% per annum and a maturity date of December 28, 2019. Subject to meeting certain conditions, including a minimum debt yield and debt service coverage ratio, the Borrowers have the right to extend the maturity date for one year.
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
At the closing of the Loan, the net proceeds were primarily used to repay $35.0 million outstanding under the Prior Credit Facility (as defined in Note 5) related to 12 of the mortgaged properties that had been included in the pool of eligible unencumbered real estate assets comprising the borrowing base under the Revolver, with the balance available for general corporate purposes.
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
Multi-Property CMBS Loan
On April 10, 2018, the Company, entered into a $118.7 million loan agreement (the “Multi-Property CMBS Loan”) with KeyBank National Association ("KeyBank").
The Multi-Property CMBS Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Multi-Property CMBS Loan permits KeyBank to securitize the entire Multi-Property CMBS Loan or any portion thereof.
At the closing of the Multi-Property CMBS Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $80.0 million of indebtedness under the Revolving Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the Multi-Property CMBS Loan, (ii) fund approximately $3.8 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The remaining $33.0 million net proceeds available to the Company to be used for general corporate purposes, including future acquisitions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to December 31, 2018:

(In thousands)	Future Principal Payments
2019	$38,348
2020	24,279
2021	892
2022	250,929
2023	6,056
Thereafter	150,299
Total	$470,803
Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of December 31, 2018 and 2017:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties(1)		December 31, 2018	December 31, 2017	December 31, 2018		December 31, 2017		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility	69	(2)	$243,300	$239,700	4.62%		3.33%		Variable		Mar. 2019
Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	216,614	152,461	4.83%		3.88%		Variable	(6)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	4.88%		3.89%		Variable	(6)	Nov. 2026
Total Fannie Mae Master Credit Facilities			359,322	295,169
Total Credit Facilities	91		$602,622	$534,869	4.76%	(5)	3.63%	(5)

(1)	Encumbered as of December 31, 2018.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Prior Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of December 31, 2018.

(4)	Secured by first-priority mortgages on 10 of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of December 31, 2018.

(5)	Calculated on a weighted average basis for all amounts outstanding as of December 31, 2018 and 2017.

(6)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended from time to time, the “Prior Credit Facility”). On March 13, 2019, the Company entered into a new senior secured credit facility (the ‘‘New Credit Facility’’) by amending and restating the Prior Credit Facility prior to its maturity on March 21, 2019. See Note 18 — Subsequent Events for further details.
The Prior Credit Facility was secured by a pledged pool of the equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease eligible unencumbered real estate assets comprising the borrowing base thereunder.
The Prior Credit Facility allowed for committed borrowings of up to $565.0 million. The Prior Credit Facility also contained a sub-facility for letters of credit of up to $25.0 million and an "accordion" feature to allow the Company, under certain circumstances and at the discretion of the participating lenders, to increase the aggregate borrowings under the Revolving Credit Facility to a maximum of $750.0 million.
The Company had the option to have the Prior Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.60% to 2.20%; or (b) the Base Rate (as defined in the Prior Credit Facility), plus an applicable margin that ranges, depending on the Company's leverage, from 0.35% to 0.95%. The Base Rate is defined in the Prior Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) the applicable one-month LIBOR plus 1.0%.
At the closing of the Multi-Property CMBS Loan (see Note 4 — Mortgage Notes Payable, Net), the net proceeds after accrued interest and closing costs were used primarily to repay approximately $80.0 million of indebtedness under the Prior Credit Facility, under which 14 of the properties were included as part of the borrowing base prior to the Multi-Property CMBS Loan.
During May, September and November of 2018, the Company added 10, five and 13 properties to the borrowing base of the Prior Credit Facility, respectively.
The Company's unused borrowing capacity was $17.8 million, based on assets assigned to the Prior Credit Facility as of December 31, 2018. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The Prior Credit Facility required the Company to meet certain financial covenants. As of December 31, 2018, the Company was in compliance with the financial covenants under the Prior Credit Facility.
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
The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, as described below, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. During the year ended December 31, 2017, the Company increased its advances under the Capital One Facility and the KeyBank Facility to $152.5 million and $142.7 million, respectively. On March 2, 2018, the Company increased its advances under the Capital One Facility by $64.2 million. The advance was secured by the addition of seven mortgaged properties subject to the Capital One Facility. All of the $61.7 million of net proceeds, after closing costs, of the advance was used by the Company to prepay a portion of the Bridge Loan (see Note 4 —Mortgage Notes Payable, Net).
Note 6 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Derivative Instruments
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2018. As of December 31, 2018, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows. The Company primarily used a non-binding letter of intent to estimate the undiscounted cash flows expected to be generated for this one held for use property, which is an observable input. As a result, the impaired property that the Company evaluated using this approach is classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of December 31, 2018 and 2017. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2018
Derivative assets, at fair value	Recurring	$—	$4,633	$—	$4,633
Impaired real estate investments held for use	Non-recurring	—	3,341	—	3,341
Impaired real estate investments held for sale	Non-recurring	—	4,611	—	4,611
Total		$—	$12,585	$—	$12,585
December 31, 2017
Derivative assets, at fair value	Recurring	$—	$2,550	$—	$2,550
Impaired real estate investments held for sale	Non-recurring	—	1,323	—	1,323
		$—	$3,873	$—	$3,873
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2018 and 2017.
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

		December 31, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount (1)	Fair Value at	Carrying Amount (1)	Fair Value at
Gross mortgage notes payable and mortgage premium and discounts, net	3	$469,430	$472,585	$414,255	$411,749
Prior Credit Facility	3	$243,300	$243,300	$239,700	$239,700
Fannie Mae Master Credit Facilities	3	$359,322	$360,675	$295,169	$296,151
_______________________________

(1)
Carrying value includes mortgage notes payable of $470.8 million and $415.4 million and mortgage premiums and discounts, net of $1.4 million and $1.1 million as of December 31, 2018 and 2017, respectively.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Prior Credit Facility and the Fannie Mae Master Credit Facilities are considered to be reported at fair value, because their interest rates vary with changes in LIBOR and there has not been a significant change in credit risk of the Company or credit markets since origination.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The principal objective of such arrangements is to minimize the risks or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. Additionally, in using interest rate derivatives, the Company aims to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not intend to utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017:

(In thousands)	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$4,582	$2,473
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$51	$77
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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the period, from January 1, 2019 through December 31, 2019, the Company estimates that $1.6 million will be reclassified from other comprehensive loss as a decrease to interest expense.
As of December 31, 2018 and 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	2	$250,000	2	$250,000

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the 12 months ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$2,367	$1,674
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$258	$(799)
Non-Designated Derivatives
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were a loss of $0.2 million, a loss of $0.2 million and a gain of $31,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	6	$295,169
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018	$4,633	—	—	$4,633	—	—	$4,633
December 31, 2017	$2,550	—	—	$2,550	—	—	$2,550
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2018, there were no derivatives in a net liability position. As a result, there is no termination value associated with the settlement of the Company’s obligations under the agreement, and the Company has not posted any collateral related to the agreement.
Note 8 — Common Stock
As of December 31, 2018 and 2017, the Company had 92.0 million and 91.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP, net of share repurchases.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
On March 29, 2018, the Board approved an Estimated Per-Share NAV as of December 31, 2017, which was published on April 4, 2018. The Company intends to publish an updated Estimated Per-Share NAV as of December 31, 2018 shortly following the filing of this Annual Report on Form 10-K and, thereafter, periodically at the discretion of the Board, provided that such estimates will be made at least once annually. Pursuant to the DRIP, the Company's stockholders can elect to reinvest distributions by purchasing shares of the Company's common stock at the then-current Estimated Per-Share NAV approved by the Board.
Share Repurchase Program
Under the SRP, as amended from time to time, stockholders are able to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
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
•100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years.
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
On January 26, 2016, the Board approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the First SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If an updated Estimated Per Share NAV is published during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable Estimated Per-Share NAV then in effect.
On June 14, 2017, the Board approved and adopted an amended and restated SRP that superseded and replaced the existing SRP, effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company's common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of the Company's common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. The Company suspended the SRP during the pendency of the Tender Offer. On June 29, 2018, the Company announced that the Board unanimously determined to reactivate the SRP, effective June 30, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018 (see table below for additional details).
On January 29, 2019, the Company announced that the Board approved an amendment to the SRP changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. This SRP amendment became effective on January 30, 2019 (see Note 18 — Subsequent Events for more information).
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The following table reflects the number of shares repurchased cumulatively through December 31, 2018:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	2,529,798	$22.43
Year ended December 31, 2018 (2)	758,458	18.73
Cumulative repurchases as of December 31, 2018	3,288,256	21.56
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2018 and 2017, the Company issued 1.7 million and 2.8 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $35.7 million and $61.2 million, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9 — Related Party Transactions and Arrangements
As of December 31, 2018 and 2017, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2018 and 2017, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").
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
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to and a restatement of the then effective advisory agreement, by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded, amended and restated the previously effective advisory agreement (the "Original A&R Advisory Agreement"), took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change in control or a transition to self-management (see the section titled "Termination Fees" included within this footnote), (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days' notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) could not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of December 31, 2018, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event was the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to the Company's portfolio of investments or reinvestments permitted to exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of December 31, 2018, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
Financing Coordination Fees
Under the Original A&R Advisory Agreement and until February 17, 2017, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing, subject to certain limitations.
The Second A&R Advisory Agreement does not provide for a financing coordination fee.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Asset Management Fees and Variable Management/Incentive Fees
Under the limited partnership agreement of the OP and the advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as "Class B Units" ("Class B Units"). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2018, the Company cannot determine the probability of achieving the performance condition. The Advisor receives cash distributions on each issued Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2018, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement was entered into to reflect amendments to the original agreement between the parties and further amends the original agreement by extending the term of the agreement from one to two years, until February 17, 2019. The A&R Property Management Agreement will automatically renew for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.

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

Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. Until June 2015, reimbursement of these expenses was subject to the limitation that the Company did not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deemed sufficient, in which case the excess amount could be reimbursed to the Advisor in subsequent periods. This limitation ceased to exist after June 2015, when the Original A&R Advisory Agreement became effective. Additionally, the Company reimburses the Advisor for personnel costs, excluding any compensation paid to individuals who also serve as the Company's executive officers, or the executive officers of the Advisor, the Property Manager or their respective affiliates. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursements of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the years ended December 31, 2018, 2017, and 2016 the Company incurred $8.9 million, $7.6 million, and $4.5 million of reimbursement expenses from the Advisor for providing administrative services, respectively.
The Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. There were no such fees forgiven during the years ended December 31, 2018, 2017 and 2016. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. There were no such fees were absorbed during the years ended December 31, 2018, 2017 and 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Advisor elected to, without interest accrual, defer cash payment of $1.7 million in certain fees and reimbursements due to the Advisor as of December 31, 2017. As of December 31, 2017, a portion of these fees and reimbursements were already paid and the Company had recorded a $0.7 million receivable due from the Advisor. As of December 31, 2018, there was no remaining receivable or payable due from the Advisor. The $1.7 million payable in deferred fees and reimbursements were repaid during April 2018.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable) as of
	2018	2017	2016	December 31,
(In thousands)	Incurred (1)	Incurred (1)	Incurred (1)	2018	2017
One-time fees and reimbursements:
Acquisition cost reimbursements	$176	$124	$—	$32	$36
Financing coordination fees	—	—	450	—	—
Due (from) to HT III related to the Asset Purchase (2)	—	—	—	(154)	196
Ongoing fees and reimbursements:
Asset management fees (3)	19,500	19,189	17,566	—	—
Property management fees	3,571	3,068	3,017	58	66
Professional fees and other reimbursements	8,883	7,553	4,492	674	1,339	(4)
Distributions on Class B Units	340	543	611	—	—
Total related party operation fees and reimbursements	$32,470	$30,477	$26,136	$610	$1,637
_______________

(1)	There were no fees or reimbursements forgiven during the years ended December 31, 2018, 2017 or 2016.

(2)
On December 22, 2017, the Company purchased substantially all the assets of American Realty Capital Healthcare Trust III, Inc. Certain proration estimates were included within the Closing. The purchase agreement calls for a final purchase price adjustment. The Company had a $154,000 net receivable and a $196,000 net payable related to the Asset Purchase included in the consolidated balance sheet as of December 31, 2018 and 2017, respectively. Please see below for additional information related to the Asset Purchase.

(3)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of December 31, 2018, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

(4) Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at that time and prior to its bankruptcy filing was under common control with our Advisor. RCAP was also the parent company of the Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Subordinated Participation in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the years ended December 31, 2018, 2017 and 2016. The Special Limited Partner and its affiliates can earn only the subordinated incentive listing distribution, or the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Annual Subordinated Performance Fees and Brokerage Commissions
Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeded 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee would have been payable only upon the sale of assets, distributions or another event which resulted in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2018, 2017 or 2016.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Under the Original A&R Advisory Agreement and until February 17, 2017, the Advisor was entitled to a brokerage commission on the sale of property, not to exceed the lesser of (a) 2.0% of the contract sale price of the property and (b) 50.0% of the total brokerage commission paid if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of (a) 6.0% of the contract sales price and (b) a reasonable, customary and competitive real estate commission. The brokerage commission payable to the Advisor was subject to approval by a majority of the independent directors upon a finding that the Advisor provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2018, 2017 and 2016.
The Second A&R Advisory Agreement does not provide for the annual subordinated performance fee and brokerage commissions payable to the Advisor, (all as defined in the Original A&R Advisory Agreement) effective February 17, 2017 and no such fees or commissions were incurred prior thereto.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the years ended December 31, 2018, 2017 and 2016. The Special Limited Partner and its affiliates can earn only the subordinated participation in net sales proceeds, the subordinated incentive listing distribution described above or the subordinated incentive termination distribution described below.
Subordinated Participation in Connection with a Termination of the Advisory Agreement
Under the operating partnership agreement of the OP, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner is able to elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
The Special Limited Partner and its affiliates can earn only the subordinated incentive termination distribution, or the subordinated participation in net sales proceeds or the subordinated incentive listing distribution described above.
Termination Fees Payable to the Advisor
Under the Second A&R Advisory Agreement, upon the termination or non-renewal of the agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, including any change in control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor's interest in the Company. All fees will be due within 30 days after the effective date of the termination of the Second A&R Advisory Agreement.
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
The Subject Fees are equal to (i) the product of four multiplied by the actual base management fee plus (ii) the product of four multiplied by the actual variable management/incentive fee, in each of clauses (i) and (ii), payable for the fiscal quarter immediately prior to the fiscal quarter in which the change in control occurs or the transition to self-management is consummated, as applicable, plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised (but excluding proceeds from the DRIP) in respect to the fiscal quarter immediately prior to the fiscal quarter in which the change in control occurs or the transition to self-management is consummated, as applicable.
The right to termination of the Second A&R Advisory Agreement in connection with a change of control or transition to self-management is subject to a lockout period that requires the notice of any termination in connection with a change of control or transition to self-management to be delivered after February 14, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, the OP and its subsidiary, ARHC TRS Holdco II, LLC, completed the Asset Purchase, purchasing all of the membership interests in indirect subsidiaries of HT III that own the 19 properties which comprised substantially all of HT III’s assets, pursuant to the Purchase Agreement, dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of the Advisor. The Company had a $154,000 net receivable and a $196,000 net payable to HT III included on its consolidated balance sheet as of December 31, 2018 and 2017.
On December 22, 2017, the Company borrowed approximately $45.0 million of loans (the “Advance”) under the Prior Credit Facility. Concurrently with the occurrence of the Advance, the Company added 15 properties, including 14 of the 19 properties purchased in the Asset Purchase, to the pool of eligible unencumbered real estate assets comprising the borrowing base under the Prior Credit Facility. The Advance was used to fund a portion of the amount required to complete the Asset Purchase.
At the closing of the Asset Purchase, the Company paid HT III $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less (i) $0.7 million reflecting prorations and closing adjustments in accordance with the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by HT III’s Philip Center property assumed by the Company at the closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by the Company into an escrow account in accordance with the Purchase Agreement. This escrow amount was released in full to HT III in installments over a period of 14 months following the closing, with the final installment being released in March 2019. No indemnification claims were made under the Purchase Agreement. In addition, the Company incurred $1.2 million in closing and other transaction costs.
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
Prior to August 2017, the RSP provided for an automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further approval by the Board or the stockholders, on the date of his or her initial election to the Board and thereafter on the date of each annual stockholder meeting. The restricted shares granted as annual automatic awards prior to August 2017 were subject to vesting over a five-year period following the date of grant.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.

The following table reflects restricted share award activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	11,731	$22.50
Granted	6,735	22.27
Vested	(7,212)	22.50
Forfeitures	(1,333)	22.50
Unvested, December 31, 2016	9,921	22.42
Granted	380,592	21.45
Vested	(2,411)	22.40
Forfeitures	(5,592)	21.45
Unvested, December 31, 2017	382,510	21.47
Granted	—	—
Vested	(60,268)	21.78
Forfeitures	—	—
Unvested, December 31, 2018	322,242	21.41
As of December 31, 2018, the Company had $6.9 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 5.2 years. Compensation expense related to restricted shares was $1.2 million, $0.5 million and approximately $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2018 and 2017.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2015	$(6)
Other comprehensive income, before reclassifications	62
Amounts reclassified from accumulated other comprehensive income (1)	(56)
Balance, December 31, 2016	—
Other comprehensive income, before reclassifications	2,473
Amounts reclassified from accumulated other comprehensive income	—
Balance, December 31, 2017	2,473
Other comprehensive income, before reclassifications	2,367
Amounts reclassified from accumulated other comprehensive income	(258)
Balance, December 31, 2018	$4,582
__________________

(1)
During the year ended December 31, 2016, the Company sold its investments in securities, resulting in realized gains of $0.1 million, which is included in gain on sale of investment securities on the consolidated statement of operations and comprehensive loss.

Note 13 — Non-Controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of December 31, 2018 and 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the years ended December 31, 2018, 2017 and 2016, OP Unit non-controlling interest holders were paid distributions of $0.5 million, $0.6 million, and $0.7 million respectively.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table summarizes the activity related to investment arrangements with unaffiliated third parties.

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Distributions
		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
Property Name (Dollar amounts in thousands)	Investment Date	2018	2018	2018	2017	2018	2017	2016
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$324	1.9%	$14,747	$10,784	$87	$52	$40
UnityPoint Clinic Portfolio (2)	December 2017	$488	5.0%	$9,241	$9,639	$—	$—	$—
_____________

(1)	One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.

(2)	Assumed as part of the Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to stockholders (in thousands)	$(52,762)	$(42,548)	$(20,874)
Basic and diluted weighted-average shares outstanding	91,118,929	89,802,174	87,878,907
Basic and diluted net loss per share	$(0.58)	$(0.47)	$(0.24)
The Company had the following potentially dilutive securities as of December 31, 2018, 2017 and 2016, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2018	2017	2016
Unvested restricted shares (1)	358,071	130,339	9,921
OP Units (2)	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250
Total weighted average antidilutive common share equivalents	1,123,319	895,587	775,169
_____________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 322,242, 382,510 and 9,921 unvested restricted shares outstanding as of December 31, 2018, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of December 31, 2018, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of December 31, 2018, 2017 and 2016.

Note 15 — Segment Reporting
During the years ended December 31, 2018, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
Net Operating Income
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
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company's operating results, NOI should be examined in conjunction with net income (loss) as presented in the Company's consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of the Company's performance or to cash flows as a measure of the Company's liquidity or ability to pay distributions.
Transition Properties
As described in more detail below, the number of the Company's properties as of December 31, 2018 includes 18 properties that were transitioned from the Company's triple-net leased healthcare facilities segment to the Company's SHOP segment during the period from January 1, 2017 through December 31, 2018 (collectively the "Transition Properties"). For purposes of the segment reporting below, the Company made an adjustment to include the Transition Properties as part of the SHOP segment and exclude them entirely from the triple-net leased healthcare facilities segment.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following tables reconcile the segment activity, adjusted for the Transition Properties, to consolidated net loss for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$79,210	$23,484	$14	$102,708
Operating expense reimbursements	19,893	965	—	20,858
Resident services and fee income	—	—	238,840	238,840
Total revenues	99,103	24,449	238,854	362,406
Property operating and maintenance	30,295	13,777	176,925	220,997
NOI	$68,808	$10,672	$61,929	141,409
Impairment charges				(20,655)
Operating fees to related parties				(23,071)
Acquisition and transaction related				(302)
General and administrative				(17,275)
Depreciation and amortization				(83,212)
Interest expense				(49,471)
Interest and other income				23
Loss on non-designated derivatives				(157)
Loss on sale of real estate investment				(70)
Income tax expense				(197)
Net income attributable to non-controlling interests				216
Net loss attributable to stockholders				$(52,762)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Year Ended December 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$67,390	$21,023	$6,739	$95,152
Operating expense reimbursements	15,460	1,146	(1)	16,605
Resident services and fee income	—	—	199,416	199,416
Total revenues	82,850	22,169	206,154	311,173
Property operating and maintenance	24,137	12,789	149,351	186,277
NOI	$58,713	$9,380	$56,803	124,896
Impairment charges				(18,993)
Operating fees to related parties				(22,257)
Acquisition and transaction related				(2,986)
General and administrative				(15,673)
Depreciation and amortization				(77,641)
Interest expense				(30,264)
Interest and other income				306
Loss on non-designated derivatives				(198)
Gain on sale of real estate investment				438
Gain on asset acquisition				307
Income tax expense				(647)
Net income attributable to non-controlling interests				164
Net loss attributable to stockholders				$(42,548)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table reconciles the segment activity to consolidated net loss for the year ended December 31, 2016:

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2018	2017
ASSETS
Investments in real estate, net:
Medical office buildings	$878,703	$897,264
Triple-net leased healthcare facilities	289,686	294,727
Construction in progress	90,829	82,007
Seniors housing — operating properties	911,952	902,343
Total investments in real estate, net	2,171,170	2,176,341
Cash and cash equivalents	77,264	94,177
Restricted cash	14,094	8,411
Assets held for sale	52,397	37,822
Derivative assets, at fair value	4,633	2,550
Straight-line rent receivable, net	17,351	15,327
Prepaid expenses and other assets	28,785	22,099
Deferred costs, net	11,752	15,134
Total assets	$2,377,446	$2,371,861
The following table reconciles capital expenditures by reportable business segment for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Medical office buildings	$7,582	$4,037	$3,198
Triple-net leased healthcare facilities	1,152	154	112
Seniors housing — operating properties	4,176	4,810	4,166
Total capital expenditures	$12,910	$9,001	$7,476
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2019	$780	$80
2020	781	82
2021	774	84
2022	790	86
2023	760	88
Thereafter	34,344	7,590
Total minimum lease payments	$38,229	8,010
Less: amounts representing interest		(3,202)
Total present value of minimum lease payments		$4,808

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Total rental expense from operating leases was $0.9 million, $0.8 million and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the three years ended December 31, 2018, 2017 and 2016, interest expense related to capital leases was approximately $85,000, $85,000 and $84,000, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of December 31, 2018, the Company had funded $90.6 million, including $10.0 million for the land and $80.6 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of December 31, 2018, the Company had funded $8.6 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing the Company for any amounts funded. Entities related to Palm, referred to herein as the NuVista Tenants, are, however, in default to the Company under leases at other properties in the Company's portfolio (see Note 3 — Real Estate Investments for more information). The Company currently does not expect that Palm will reimburse the Company for construction overruns funded and there can be no assurance that they will do so, in whole or in part.
Palm is also responsible for completing the development and obtaining a final certificate of occupancy for the facility (the "CO"). However, Palm is in default of the development agreement and has ceased providing services under the development agreement. There is no assurance as to when and if Palm will comply with its obligations, and this has resulted in delays in obtaining the CO. The Company is currently working to obtain the CO, but there can be no assurance as to how long this process will take, or if the Company will be able to complete it at all.
Under the development agreement, the targeted completion date was December 31, 2016. Additionally, the estimated rent commencement date was expected to be no later than April 1, 2017 with the Jupiter Tenant, entities related to Palm operating the property as the tenants. The Company does not expect entities related to Palm to become the tenant and is working to find a replacement tenant once it obtains the CO, although there can be no assurance the Company will be able to do so on a timely basis, or at all. Pursuant to an agreement between the Company and the Jupiter Tenant, the Jupiter Tenant agreed to transfer all contracts, licenses and permits (including all operational permissions and certificates of need) to a replacement tenant designated by the Company. Until a replacement tenant is identified, there can be no assurance that this transfer will take place or that the Jupiter Tenant will comply with its obligations when required to do so. Moreover, until the CO is obtained and a replacement tenant is identified, the Company will not receive income from the property, and the amount of cash the Company is able to generate to fund distributions to its stockholders will continue to be adversely affected.
Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of Palm. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of December 31, 2018 and 2017, there were no amounts outstanding under the loan agreement as operations at the facility have not yet started.
Note 17 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$89,438	$90,957	$90,191	$91,820
Net loss attributable to stockholders	$(5,991)	$(6,950)	$(29,607)	$(10,214)
Basic and diluted weighted average shares outstanding	90,783,065	90,978,411	90,203,311	91,520,444
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.33)	$(0.11)

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$74,615	$75,766	$79,072	$81,720
Net loss attributable to stockholders	$(6,139)	$(4,716)	$(24,136)	$(7,557)
Basic and diluted weighted average shares outstanding	89,639,676	89,335,489	89,821,799	90,403,032
Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.27)	$(0.08)
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
New York Five Disposition
The disposition of five of the New York Six MOBs closed on February 6, 2019 for a contract sales price of $45.0 million. The net proceeds after closing costs and the repayment of debt, including prepayment penalties, was $26.6 million.

Amendment to Share Repurchase Program
On January 28, 2019, the Board approved an amendment to the Company’s existing SRP changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. This SRP amendment will become effective on January 30, 2019. All other terms of the SRP remain in effect, including that repurchases pursuant to the SRP are at the sole discretion of the Board.
New Credit Facility
On March 13, 2019, the Company entered into the New Credit Facility by amending and restating the Prior Credit Facility prior to its maturity on March 21, 2019. The total commitments under our New Credit Facility are $630.0 million and include an uncommitted “accordion feature” whereby, upon our request, but at the sole discretion of the participating lenders, the commitments under our New Credit Facility may be increased by up to an additional $370.0 million up to a total of $1.0 billion.
The New Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to one one-year extension at our option. The Term Loan is interest-only and matures on March 13, 2024.
The amount available for borrowings under the New Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.
At the closing under the New Credit Facility, the Company had a total borrowing capacity thereunder of $263.1 million based on the value of the borrowing base thereunder. Of this amount, $233.6 million was outstanding including $150.0 million outstanding under the Term Loan, $83.6 million outstanding under the Revolving Credit Facility and $29.5 million remained available for future borrowings under the Revolving Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Like the Prior Credit Facility, the New Credit Facility is secured by a pledged pool of the equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. After the closing of the New Credit Facility, the 65 properties that had comprised the borrowing base under the Prior Credit Facility comprised the borrowing base under the New Credit Facility.
At the closing under the New Credit Facility, the Revolving Credit Facility and the Term Loan bore interest at a weighted average rate per annum equal to 4.61%. Prior to the closing of the New Credit Facility, the Prior Credit Facility bore interest at a rate per annum equal to 4.62%.
The New Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants. As of December 31, 2018, the Company was in compliance with the financial covenants under the Prior Credit Facility, and, as of the date of the closing thereunder, the Company was in compliance with the financial covenants under the New Credit Facility.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Fresenius Medical Care - Winfield, AL	(5)	AL	5/10/2013	$—	$152	$1,568	$—	$1,720	$261
Adena Health Center - Jackson, OH	(5)	OH	6/28/2013	—	242	4,494	—	4,736	641
Ouachita Community Hospital - West Monroe, LA	(5)	LA	7/12/2013	—	633	5,304	—	5,937	769
CareMeridian - Littleton, CO	(5)	CO	8/8/2013	—	976	8,900	103	9,979	2,084
Oak Lawn Medical Center - Oak Lawn, IL		IL	8/21/2013	5,343	835	7,477	—	8,312	1,250
Surgery Center of Temple - Temple, TX		TX	8/30/2013	3,141	225	5,208	—	5,433	721
Greenville Health System - Greenville, SC	(5)	SC	10/10/2013	—	720	3,045	—	3,765	412
Arrowhead Medical Plaza II - Glendale, AZ		AZ	2/21/2014	7,540	—	9,707	1,078	10,785	1,643
Village Center Parkway - Stockbridge, GA		GA	2/21/2014	2,434	1,135	2,299	131	3,565	446
Stockbridge Family Medical - Stockbridge, GA		GA	2/21/2014	1,781	823	1,799	11	2,633	264
Creekside MOB - Douglasville, GA		GA	4/30/2014	6,018	2,709	5,320	603	8,632	1,070
Bowie Gateway Medical Center - Bowie, MD		MD	5/7/2014	7,390	983	10,321	—	11,304	1,309
Campus at Crooks & Auburn Building D - Rochester Hills, MI		MI	5/19/2014	2,613	640	4,107	151	4,898	546
Berwyn Medical Center - Berwyn, IL	(5)	IL	5/29/2014	—	1,305	7,559	—	8,864	904
Countryside Medical Arts - Safety Harbor, FL		FL	5/30/2014	5,690	915	7,663	60	8,638	994
St. Andrews Medical Park - Venice, FL		FL	5/30/2014	6,289	1,666	9,944	386	11,996	1,397
Campus at Crooks & Auburn Building C - Rochester Hills, MI		MI	6/3/2014	2,877	609	3,842	152	4,603	552
UC Davis MOB - Elk Grove, CA		CA	7/15/2014	6,282	1,138	7,242	235	8,615	961
Laguna Professional Center - Elk Grove, CA		CA	7/15/2014	8,887	1,811	14,598	218	16,627	1,876
Estate at Hyde Park - Tampa, FL	(7)	FL	7/31/2014	20,116	1,777	20,153	168	22,098	2,819
Autumn Ridge of Clarkston - Clarkston, MI	(7)	MI	8/12/2014	19,245	655	19,834	118	20,607	2,838
Sunnybrook of Burlington - Burlington, IA	(6)	IA	8/26/2014	12,783	518	16,651	97	17,266	2,381
Sunnybrook of Carroll - Carroll, IA	(6)	IA	8/26/2014	6,144	473	11,150	103	11,726	1,458
Sunnybrook of Fairfield - Fairfield, IA		IA	8/26/2014	1,867	340	14,028	109	14,477	2,063
Sunnybrook of Ft. Madison - Ft. Madison, IA		IA	8/26/2014	1,113	263	3,898	28	4,189	185
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA		IA	8/26/2014	1,417	205	10,811	230	11,246	1,336
Sunnybrook of Muscatine - Muscatine, IA	(6)	IA	8/26/2014	11,989	302	13,752	111	14,165	1,837
Prairie Hills at Cedar Rapids -Cedar Rapids, IA	(7)	IA	8/26/2014	8,014	195	8,544	74	8,813	1,137
Prairie Hills at Clinton - Clinton, IA	(6)	IA	8/26/2014	10,759	890	18,801	66	19,757	2,525

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Prairie Hills at Des Moines - Des Moines, IA	(6)	IA	8/26/2014	5,418	647	13,645	130	14,422	2,003
Prairie Hills at Tipton - Tipton, IA		IA	8/26/2014	1,113	306	10,370	26	10,702	1,243
Prairie Hills at Independence - Independence, IA		IA	8/26/2014	1,372	473	10,534	73	11,080	1,358
Prairie Hills at Ottumwa - Ottumwa, IA		IA	8/26/2014	1,305	538	9,100	86	9,724	1,292
Sunnybrook of Burlington - Land - Burlington, IA		IA	8/26/2014	—	620	—	—	620	—
Buchanan Meadows - Buchanan, MI	(6)	MI	8/29/2014	4,234	288	6,988	134	7,410	990
Crystal Springs - Kentwood, MI (f/k/a Addington Place of Grand Rapids)		MI	8/29/2014	1,462	661	14,507	74	15,242	2,272
Golden Orchards - Fennville, MI		MI	8/29/2014	787	418	5,318	66	5,802	712
Lakeside Vista - Holland, MI	(6)	MI	8/29/2014	6,128	378	12,196	126	12,700	1,695
Liberty Court - Dixon, IL	(5)	IL	8/29/2014	—	119	1,957	25	2,101	303
Prestige Centre - Buchanan, MI		MI	8/29/2014	450	297	2,207	10	2,514	365
Prestige Commons - Chesterfield Twp, MI		MI	8/29/2014	641	318	5,346	78	5,742	709
Prestige Pines - Dewitt, MI (f/k/a Addington Place of DeWitt)		MI	8/29/2014	934	476	3,065	142	3,683	573
Prestige Place - Clare, MI	(5)	MI	8/29/2014	—	59	1,169	29	1,257	321
Prestige Point - Grand Blanc, MI (f/k/a Addington Place of Grand Blanc)		MI	8/29/2014	—	73	734	58	865	45
Prestige Way - Holt, MI	(5)	MI	8/29/2014	—	151	1,339	32	1,522	72
The Atrium - Rockford, IL		IL	8/29/2014	—	164	1,746	20	1,930	85
Waldon Woods - Wyoming, MI		MI	8/29/2014	—	205	1,915	88	2,208	126
Whispering Woods - Grand Rapids, MI (f/k/a Addington Place of East Paris)	(5)	MI	8/29/2014	—	806	12,204	586	13,596	2,021
Arrowhead Medical Plaza I - Glendale, AZ		AZ	9/10/2014	4,571	—	6,377	713	7,090	835
Cardiovascular Consultants of Cape Girardeau Medical Office Building- Cape Girardeau, MO	(5)	MO	9/18/2014	—	1,624	5,303	—	6,927	838
FOC Clinical - Mechanicsburg, PA		PA	9/26/2014	13,408	—	19,634	—	19,634	2,378
Brady MOB - Harrisburg, PA		PA	9/26/2014	14,622	—	22,485	—	22,485	2,411
Community Health MOB - Harrisburg, PA		PA	9/26/2014	3,985	—	6,170	—	6,170	677
FOC I - Mechanicsburg, PA		PA	9/26/2014	5,859	—	8,923	155	9,078	1,141
FOC II - Mechanicsburg, PA		PA	9/26/2014	11,508	—	16,473	132	16,605	2,011

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Landis Memorial - Harrisburg, PA	(5)	PA	9/26/2014	—	—	32,484	—	32,484	3,494
Copper Springs Senior Living - Meridian, ID	(5)	ID	9/29/2014	—	498	7,053	130	7,681	1,302
Addington Place of Brunswick - Brunswick, GA		GA	9/30/2014	1,464	1,509	14,385	25	15,919	2,080
Addington Place of Dublin - Dublin, GA		GA	9/30/2014	1,239	403	9,254	55	9,712	1,466
Addington Place of Johns Creek - Johns Creek, GA	(7)	GA	9/30/2014	10,139	997	11,849	104	12,950	1,777
Addington Place of Lee's Summit - Lee's Summit, MO	(7)	MO	9/30/2014	17,187	2,734	24,970	60	27,764	3,342
Manor on the Square - Roswell, GA	(5)	GA	9/30/2014	—	1,000	8,505	216	9,721	1,486
Addington Place of Titusville - Titusville, FL	(6)	FL	9/30/2014	12,423	1,379	13,827	177	15,383	2,198
Allegro at Elizabethtown - Elizabethtown, KY		KY	9/30/2014	1,001	317	7,261	173	7,751	1,238
Allegro at Jupiter - Jupiter, FL	(6)	FL	9/30/2014	34,370	3,741	49,413	163	53,317	6,660
Addington Place of College Harbour - St Petersburg, FL	(5)	FL	9/30/2014	—	3,791	7,950	1,183	12,924	1,845
Allegro at Stuart - Stuart, FL	(6)	FL	9/30/2014	49,069	5,018	60,505	314	65,837	8,355
Allegro at Tarpon - Tarpon Springs, FL	(7)	FL	9/30/2014	7,350	2,360	13,412	365	16,137	2,358
Allegro at St Petersburg - Land - St Petersburg, FL		FL	9/30/2014	—	3,045	—	—	3,045	—
Gateway Medical Office Building - Clarksville, TN		TN	10/3/2014	11,481	—	16,367	730	17,097	1,938
757 Building - Munster, IN	(5)	IN	10/17/2014	—	645	7,885	—	8,530	859
Dyer Building - Dyer, IN	(5)	IN	10/17/2014	—	601	8,867	158	9,626	982
759 Building - Munster, IN		IN	10/17/2014	6,440	1,101	8,899	—	10,000	997
761 Building - Munster, IN		IN	10/17/2014	6,797	1,436	8,580	48	10,064	1,000
Schererville Building - Schererville, IN		IN	10/17/2014	—	1,260	750	201	2,211	181
Nuvista at Hillsborough - Lutz, FL (f/k/a Lutz Health and Rehabilitation Center)		FL	10/17/2014	—	913	17,176	160	18,249	3,203
Nuvista at Wellington Green - Wellington, FL	(5)	FL	10/17/2014	—	4,273	42,098	—	46,371	6,565
Mount Vernon Medical Office Building - Mount Vernon, WA		WA	11/25/2014	11,085	—	18,519	—	18,519	2,050

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Meadowbrook Senior Living - Agoura Hills, CA	(7)	CA	11/25/2014	19,167	8,821	48,454	772	58,047	5,860
Hampton River Medical Arts Building - Hampton, VA		VA	12/3/2014	15,678	—	17,706	146	17,852	2,074
Careplex West Medical Office Building- Hampton, VA		VA	12/3/2014	10,663	2,628	16,098	—	18,726	1,752
Wellington at Hershey's Mill - West Chester, PA	(5)	PA	12/3/2014	—	8,531	80,076	89	88,696	9,634
Eye Specialty Group Medical Building - Memphis, TN		TN	12/5/2014	5,332	775	7,223	—	7,998	774
Addington Place of Alpharetta - Alpharetta, GA	(7)	GA	12/10/2014	14,812	1,604	26,055	21	27,680	3,364
Addington Place of Prairie Village - Prairie Village, KS		KS	12/10/2014	2,633	1,782	21,831	33	23,646	2,905
Medical Sciences Pavilion - Harrisburg, PA		PA	12/15/2014	13,461	—	22,309	—	22,309	2,308
Bloom MOB - Harrisburg, PA		PA	12/15/2014	11,217	—	15,928	166	16,094	1,734
Pinnacle Center - Southaven, MS		MS	12/16/2014	4,223	1,378	6,418	301	8,097	845
Wood Glen Nursing and Rehab Center - West Chicago,IL	(5)	IL	12/16/2014	—	1,896	16,107	—	18,003	2,616
Paradise Valley Medical Plaza - Phoenix, AZ		AZ	12/29/2014	12,405	—	25,187	601	25,788	2,827
The Hospital at Craig Ranch - McKinney, TX		TX	12/30/2014	—	1,596	40,389	716	42,701	4,218
Capitol Healthcare & Rehab Centre - Springfield, IL	(5)	IL	12/31/2014	—	603	21,690	35	22,328	3,419
Colonial Healthcare & Rehab Centre- Princeton, IL	(5)	IL	12/31/2014	—	173	5,871	—	6,044	1,205
Morton Terrace Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	709	5,649	—	6,358	1,185
Morton Villa Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	645	3,665	109	4,419	720
Rivershores Healthcare & Rehab Centre - Marseilles, IL	(5)	IL	12/31/2014	—	1,276	6,868	—	8,144	1,184
The Heights Healthcare & Rehab Centre - Peoria Heights, IL	(5)	IL	12/31/2014	—	214	7,952	—	8,166	1,438
Specialty Hospital - Mesa, AZ		AZ	1/14/2015	—	1,977	16,146	566	18,689	1,767
Specialty Hospital - Sun City, AZ		AZ	1/14/2015	—	2,329	15,795	274	18,398	1,725
Addington Place of Shoal Creek - Kansas City, MO	(7)	MO	2/2/2015	13,391	3,723	22,206	112	26,041	2,820
Aurora Healthcare Center - Green Bay, WI	(5)	WI	3/18/2015	—	1,130	1,678	—	2,808	203
Aurora Healthcare Center - Greenville, WI	(5)	WI	3/18/2015	—	259	958	—	1,217	123
Aurora Healthcare Center - Plymouth, WI		WI	3/18/2015	17,038	2,891	24,224	—	27,115	2,627
Aurora Healthcare Center - Waterford, WI	(5)	WI	3/18/2015	—	590	6,452	—	7,042	675
Aurora Healthcare Center - Wautoma, WI	(5)	WI	3/18/2015	—	1,955	4,361	—	6,316	475

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Aurora Sheboyan Clinic - Kiel, WI	(5)	WI	3/18/2015	—	676	2,214	—	2,890	239
Arbor View Assisted Living and Memory Care - Burlington, WI	(5)	WI	3/31/2015	—	367	7,815	38	8,220	1,133
Advanced Orthopedic Medical Center - Richmond, VA		VA	4/7/2015	11,666	1,523	19,229	—	20,752	1,914
Palm Valley Medical Plaza - Goodyear, AZ		AZ	4/7/2015	3,222	1,890	4,876	156	6,922	569
Physicians Plaza of Roane County - Harriman, TN		TN	4/27/2015	6,293	1,746	7,813	61	9,620	821
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	4/29/2015	8,499	328	13,267	51	13,646	1,245
Commercial Center - Peoria, AZ		AZ	5/15/2015	2,111	959	1,076	428	2,463	200
Medical Center I - Peoria, AZ		AZ	5/15/2015	1,689	807	1,077	1,364	3,248	376
Medical Center II - Peoria, AZ		AZ	5/15/2015	—	945	1,304	4,863	7,112	382
Medical Center III - Peoria, AZ		AZ	5/15/2015	2,137	673	1,597	642	2,912	338
Morrow Medical Center - Morrow, GA		GA	6/24/2015	4,334	1,155	5,618	234	7,007	553
Belmar Medical Building - Lakewood, CO		CO	6/29/2015	3,770	819	4,273	134	5,226	438
Addington Place of Northville - Northville, MI	(7)	MI	6/30/2015	13,287	440	14,975	180	15,595	1,701
Medical Center V - Peoria, AZ		AZ	7/10/2015	2,977	1,089	3,200	114	4,403	323
Legacy Medical Village - Plano, TX		TX	7/10/2015	19,637	3,755	31,097	274	35,126	2,966
Conroe Medical Arts and Surgery Center - Conroe, TX		TX	7/10/2015	9,343	1,965	12,198	274	14,437	1,303
Scripps Cedar Medical Center - Vista, CA		CA	8/6/2015	10,082	1,213	14,531	41	15,785	1,286
NuVista Institute for Healthy Living - Jupiter, FL		FL	8/7/2015	—	10,000	—	80,826	90,826	—
Ocean Park of Brookings - Brookings, OR		OR	9/1/2015	1,474	589	5,381	(2,532)	3,438	—
Ramsey Woods - Cudahy	(5)	WI	10/2/2015	—	930	4,990	13	5,933	569
East Coast Square North - Morehead City, NC		NC	10/15/2015	3,933	899	4,761	7	5,667	418
East Coast Square West - Cedar Point, NC		NC	10/15/2015	5,254	1,535	4,803	6	6,344	431
Eastside Cancer Institute - Greenville, SC	(5)	SC	10/22/2015	—	1,498	6,637	34	8,169	582
Sassafras Medical Building - Erie, PA		PA	10/22/2015	2,315	928	4,538	—	5,466	371
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR	(5)	OR	10/22/2015	—	433	2,604	18	3,055	223
Courtyard Fountains - Gresham, OR		OR	12/1/2015	23,906	2,476	50,534	700	53,710	4,840
Presence Healing Arts Pavilion - New Lenox, IL		IL	12/4/2015	5,966	—	6,761	76	6,837	600
Mainland Medical Arts Pavilion - Texas City, TX		TX	12/4/2015	6,174	320	7,823	398	8,541	759

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Renaissance on Peachtree - Atlanta, GA	(6)	GA	12/15/2015	50,821	4,535	68,605	813	73,953	6,478
Fox Ridge Senior Living at Bryant - Bryant, AR		AR	12/29/2015	7,427	1,687	12,862	244	14,793	1,646
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	12/29/2015	16,988	6,896	20,484	105	27,485	2,226
Fox Ridge Senior Living at Parkstone - North Little Rock, AR		AR	12/29/2015	10,541	—	19,190	266	19,456	1,900
Autumn Leaves of Clear Lake - Houston, TX		TX	12/31/2015	—	1,599	13,194	—	14,793	1,308
Autumn Leaves of Cy-Fair - Houston, TX		TX	12/31/2015	—	1,225	11,335	—	12,560	1,127
Autumn Leaves of Meyerland- Houston, TX		TX	12/31/2015	—	2,033	13,411	—	15,444	1,273
Autumn Leaves of the Woodlands - The Woodlands, TX		TX	12/31/2015	—	2,413	9,141	—	11,554	971
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	4/7/2017	7,480	1,459	9,300	—	10,759	532
Northside Hospital Medical Office Building - Canton, GA		GA	7/13/2017	8,014	3,408	8,191	30	11,629	334
West Michigan Surgery Center - Big Rapids, MI	(5)	MI	8/18/2017	—	258	5,677	—	5,935	201
Camellia Walk Assisted Living and Memory Care - Evans, GA	(6)	GA	9/28/2017	12,476	1,855	17,361	8	19,224	753
Cedarhurst of Collinsville - Collinsville, IL	(5)	IL	12/22/2017	—	1,228	8,638	40	9,906	268
Beaumont Medical Center - Warren, MI	(5)	MI	12/22/2017	—	1,078	9,525	17	10,620	265
DaVita Dialysis - Hudson, FL	(5)	FL	12/22/2017	—	226	1,979	—	2,205	53
DaVita Bay Breeze - Largo, FL	(5)	FL	12/22/2017	—	399	896	—	1,295	29
Greenfield Medical Center - Gilbert, AZ	(5)	AZ	12/22/2017	—	1,476	4,131	6	5,613	118
RAI Care Center - Clearwater, FL	(5)	FL	12/22/2017	—	624	3,156	—	3,780	84
Illinois CancerCare - Galesburg, IL	(5)	IL	12/22/2017	—	290	2,457	—	2,747	74
UnityPoint Clinic - Muscatine, IA		IA	12/22/2017	—	570	4,541	—	5,111	130
Lee Memorial Health System Outpatient Center - Ft. Meyers, FL	(5)	FL	12/22/2017	—	439	4,374	—	4,813	121
Arcadian Cove Assisted Living - Richmond, KY	(5)	KY	12/22/2017	—	481	3,923	9	4,413	136
Decatur Medical Office Building - Decatur, GA	(5)	GA	12/22/2017	—	695	3,273	—	3,968	98
Madison Medical Plaza - Joliet, IL	(5)	IL	12/22/2017	—	—	16,855	—	16,855	422
Woodlake Office Center - Woodbury, MN		MN	12/22/2017	8,638	1,017	10,688	—	11,705	291
Rockwall Medical Plaza - Rockwall, TX	(5)	TX	12/22/2017	—	1,097	4,571	27	5,695	126
Buckeye Health Center - Cleveland, OH	(5)	OH	12/22/2017	—	389	4,367	6	4,762	116
UnityPoint Clinic - Moline, IL		IL	12/22/2017	—	396	2,880	—	3,276	82
VA Outpatient Clinic - Galesburg, IL	(5)	IL	12/22/2017	—	359	1,852	—	2,211	60

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2018	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2018(1) (2)	Accumulated Depreciation(3) (4)
Philip Professional Center - Lawrenceville, GA		GA	12/22/2017	4,793	757	6,710	532	7,999	182
Texas Children's Hospital - Houston, TX	(5)	TX	3/5/2018	—	1,368	4,791	67	6,226	145
Florida Medical - Somerset	(5)	FL	3/26/2018	—	61	1,577	—	1,638	43
Florida Medical - Heartcare	(5)	FL	3/26/2018	—	586	2,266	—	2,852	69
Florida Medical - Tampa Palms	(5)	FL	3/26/2018	—	141	1,631	—	1,772	46
Florida Medical - Wesley Chapel	(5)	FL	3/26/2018	—	485	2,346	—	2,831	73
Aurora Health Center - Milwaukee, WI	(5)	WI	4/17/2018	—	1,014	4,408	—	5,422	131
Vascular Surgery Associates	(5)	FL	5/11/2018	—	902	6,071	—	6,973	139
Glendale MOB-Farmington Hills MI	(5)	MI	8/28/2018	—	504	12,833	—	13,337	130
Crittenton Washington MOB	(5)	WI	9/12/2018	—	640	4,477	—	5,117	59
Crittenton Sterling Heights MOB	(5)	WI	9/12/2018	—	1,398	2,961	—	4,359	43
Advocate Aurora MOB - Elkhorn, WI	(5)	WI	9/24/2018	—	181	10,265	—	10,446	85
Pulmonary & Critical Care Medicine Assoc - Lemoyne, PA	(5)	PA	11/13/2018	—	621	5,229	—	5,850	34
Dignity Emerus Craig Road - North Las Vegas, NV	(5)	NV	11/15/2018	—	3,807	22,803	—	26,610	103
Dignity Emerus Blue Diamond Road - Las Vegas, NV	(5)	NV	11/15/2018	—	2,182	16,594	—	18,776	75

Encumbrances based on the notes below	(8)			250,584
Total				$1,073,425	$208,999	$1,981,840	$105,788	$2,296,627	$226,167
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $256.5 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2018 is $2.2 billion (unaudited).

(3)	The accumulated depreciation column excludes $155.7 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(5)
These unencumbered properties were part of the borrowing base of the Prior Credit Facility, which had $243.3 million of outstanding borrowings as of December 31, 2018. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(6)	These properties collateralize the Capital One Credit Facility, which had $216.6 million of outstanding borrowings as of December 31, 2018.

(7)	These properties collateralize the KeyBank Credit Facility, which had $142.7 million of outstanding borrowings as of December 31, 2018.

(8)
Includes $243.3 million of outstanding borrowings under the Prior Credit Facility and $7.3 million in mortgage notes outstanding that are encumbered by assets classified as held-for-sale, which are excluded from the table above.

f/k/a — Formerly Known As

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(In thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	December 31,
(In thousands)	2018	2017	2016
Real estate investments, at cost(1):
Balance at beginning of year	$2,229,374	$2,060,458	$2,078,503
Additions-Acquisitions	121,244	169,741	6,478
Disposals(2)	(53,991)	(825)	(24,523)
Balance at end of the year	$2,296,627	$2,229,374	$2,060,458

Accumulated depreciation(1):
Balance at beginning of year	$170,271	$119,014	$60,575
Depreciation expense	62,595	51,268	59,478
Disposals(2)	(6,699)	(11)	(1,039)
Balance at end of the year	$226,167	$170,271	$119,014
___________________________________

(1)	Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.

(2)	Includes amounts relating to dispositions, impairment charges and assets transferred to held-for-sale.

See accompanying report of independent registered public accounting firm.