Form 10-Q
period 2019-03-31
Healthcare Trust, Inc.
filed 2019-05-15
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 6, 2019, the registrant had 91,898,422 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$212,111	$209,284
Buildings, fixtures and improvements	2,033,651	2,006,745
Construction in progress	82,859	80,598
Acquired intangible assets	259,146	256,452
Total real estate investments, at cost	2,587,767	2,553,079
Less: accumulated depreciation and amortization	(402,627)	(381,909)
Total real estate investments, net	2,185,140	2,171,170
Cash and cash equivalents	63,508	77,264
Restricted cash	15,270	14,094
Assets held for sale	13,123	52,397
Derivative assets, at fair value	2,171	4,633
Straight-line rent receivable, net	18,227	17,351
Prepaid expenses and other assets (including $154 due from related parties as of December 31, 2018)	34,853	28,785
Deferred costs, net	13,197	11,752
Total assets	$2,345,489	$2,377,446

LIABILITIES AND EQUITY
Mortgage notes payable, net	$454,899	$462,839
Revolving credit facility	83,618	243,300
Term loan, net	144,551	—
Fannie Mae master credit facilities	359,322	359,322
Market lease intangible liabilities, net	15,114	17,104
Accounts payable and accrued expenses (including $622 and $764 due to related parties as of March 31, 2019 and December 31, 2018, respectively)	51,423	40,298
Deferred rent	8,655	7,011
Distributions payable	6,674	6,638
Total liabilities	1,124,256	1,136,512

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 92,308,777 and 91,963,532 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	922	919
Additional paid-in capital	2,039,269	2,031,967
Accumulated other comprehensive income	2,163	4,582
Accumulated deficit	(828,852)	(804,331)
Total stockholders' equity	1,213,502	1,233,137
Non-controlling interests	7,731	7,797
Total equity	1,221,233	1,240,934
Total liabilities and equity	$2,345,489	$2,377,446
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue from tenants	$88,718	$89,438

Operating expenses:
Property operating and maintenance	52,799	53,106
Impairment charges	—	733
Operating fees to related parties	5,768	5,727
Acquisition and transaction related	18	173
General and administrative	6,298	3,652
Depreciation and amortization	20,685	20,769
Total expenses	85,568	84,160
Operating income before gain on sale of real estate investments	3,150	5,278
Gain on sale of real estate investments	6,078	—
Operating income	9,228	5,278
Other (expense) income:
Interest expense	(13,943)	(11,157)
Interest and other income	4	3
(Loss) gain on non-designated derivatives	(43)	178
Total other expenses	(13,982)	(10,976)
Loss before income taxes	(4,754)	(5,698)
Income tax expense	(338)	(309)
Net loss	(5,092)	(6,007)
Net (income) loss attributable to non-controlling interests	(19)	16
Net loss attributable to stockholders	(5,111)	(5,991)
Other comprehensive loss:
Unrealized (loss) gain on designated derivatives	(2,419)	3,964
Comprehensive loss attributable to stockholders	$(7,530)	$(2,027)

Basic and diluted weighted-average shares outstanding	92,894,608	90,783,065
Basic and diluted net loss per share	$(0.06)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2019 and 2018
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	91,963,532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	1,240,934
Impact of adoption of ASC 842	—	—	—	—	(87)	(87)	—	(87)
Common stock issued through distribution reinvestment plan	345,245	3	6,980	—	—	6,983	—	6,983
Share-based compensation	—	—	322	—	—	322	—	322
Distributions declared, $0.21 per share	—	—	—	—	(19,323)	(19,323)	—	(19,323)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(85)	(85)
Other comprehensive loss	—	—	—	(2,419)	—	(2,419)	—	(2,419)
Net loss (income)	—	—	—	—	(5,111)	(5,111)	19	(5,092)
Balance, March 31, 2019	92,308,777	$922	$2,039,269	$2,163	$(828,852)	$1,213,502	$7,731	$1,221,233

	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	1,356,059
Common stock issued through distribution reinvestment plan	622,343	6	13,349	—	—	13,355	—	13,355
Common stock repurchases	(373,967)	(4)	(8,021)	—	—	(8,025)	—	(8,025)
Share-based compensation	—	—	319	—	—	319	—	319
Distributions declared, $0.31 per share	—	—	—	—	(27,903)	(27,903)	—	(27,903)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(145)	(145)
Other comprehensive income	—	—	—	3,964	—	3,964	—	3,964
Net loss	—	—	—	—	(5,991)	(5,991)	(16)	(6,007)
Balance, March 31, 2018	91,251,142	$912	$2,014,844	$6,437	$(698,920)	$1,323,273	$8,344	$1,331,617

The accompanying notes are an integral part of these unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,092)	$(6,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,685	20,769
Amortization of deferred financing costs	2,451	2,227
Amortization of mortgage premiums and discounts, net	(66)	(69)
(Accretion) amortization of market lease and other intangibles, net	(50)	86
Bad debt expense	2,719	2,586
Share-based compensation	322	319
Gain on sale of real estate investments, net	(6,078)	—
Loss (gain) on non-designated derivatives	43	(178)
Impairment charges	—	733
Changes in assets and liabilities:
Straight-line rent receivable	(876)	(2,136)
Prepaid expenses and other assets	(1,007)	(4,627)
Due from related party	—	(29)
Accounts payable, accrued expenses and other liabilities	1,815	1,260
Deferred rent	1,644	1,984
Net cash provided by operating activities	16,510	16,918
Cash flows from investing activities:
Investments in real estate	(33,088)	(20,311)
Capital expenditures	(1,787)	(1,174)
Proceeds from sale of real estate	45,352	—
Net cash provided by (used in) investing activities	10,477	(21,485)
Cash flows from financing activities:
Payments on credit facilities	(243,300)	—
Proceeds from credit facilities	83,618	64,153
Proceeds from term loan	150,000	—
Payments on mortgage notes payable	(8,413)	(62,112)
Payments for derivative instruments	—	(131)
Payments of deferred financing costs	(9,083)	(1,606)
Common stock issuances repurchases	—	(8,025)
Distributions paid	(12,304)	(19,125)
Distributions to non-controlling interest holders	(85)	(145)
Net cash used in financing activities	(39,567)	(26,991)
Net change in cash, cash equivalents and restricted cash	(12,580)	(31,558)
Cash, cash equivalents and restricted cash, beginning of period	91,358	102,588
Cash, cash equivalents and restricted cash, end of period	$78,778	$71,030

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash, cash equivalents, end of period	$63,508	$61,277
Restricted cash, end of period	15,270	9,753
Cash, cash equivalents and restricted cash, end of period	$78,778	$71,030

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$10,365	$9,598
Cash paid for income taxes	175	16

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	6,983	13,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of March 31, 2019, the Company owned 189 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.0 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through the OP.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2019 other than the updates described below.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation. The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. See — Recently Issued Accounting Pronouncements — ASU No. 2016-02 — Leases.
Purchase Accounting
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized as part of the overall purchase price.
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three- month periods ended December 31, 2019 and 2018 were asset acquisitions.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive income to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Revenue Recognition
The Company's revenues, which are derived primarily from lease contracts, which include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of March 31, 2019, these leases had an average remaining lease term of 8.8 years. Rent from tenants in the Company's MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable for, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. The Company's revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company's Seniors Housing — Operating Properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company's SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates. Pursuant to certain of the Company's lease agreements, tenants are required to reimburse the Company for certain property operating expenses related to non-SHOP assets (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.
As of March 31, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$71,117
2020	92,194
2021	86,490
2022	77,958
2023	67,233
Thereafter	288,376
Total	$683,368
As of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$96,178
2020	91,848
2021	85,563
2022	77,205
2023	65,504
Thereafter	284,929
Total	$701,227
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see Recently Issued Accounting Pronouncements below), the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three month periods ended March 31, 2019 and 2018 such amounts were $2.7 million and $2.6 million, respectively.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019
ASU No. 2016-02 - Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02") which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the new standard. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating lease.The Company did not have any leases that would be considered financing leases as of January 1, 2019.
The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, using a prospective transition approach under which the Company elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for the Company’s presentation of lease revenue discussed below).
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Because the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.

•
Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $0.1

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.

•	Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under ground leases for 17 properties as of January 1, 2019 and because the Company has elected the practical expedients described above, it determined that 11 of these leases would continue to be classified as operating leases under the new standard. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $10.2 million for the present value of the lease payments related to its ground leases. These amounts are included in prepaid expenses and other assets and accounts payable and accrued expenses on the consolidated balance sheet.

•
The Company also reclassified $0.5 million related to amounts previously reported as a straight-line rent liability, $4.8 million, net related to amounts previously reported as above and below market ground lease intangibles to the ROU assets. For additional information and disclosures related to these operating leases, see Note 16 — Commitments and Contingencies.

Other Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic earnings per share. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Adoption should be applied retrospectively to outstanding financial instruments with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company adopted the new guidance on January 1, 2019 and it did not have an impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company adopted ASU 2017-12 on January 1, 2019, as required under the guidance, using a modified retrospective transition method and the adoption did not have a material impact on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods. As of December 31, 2018 the Company did not have any nonemployee awards outstanding that would be impacted by the new guidance, however the Company will apply this new guidance prospectively to grants of nonemployee awards, if any. The Company has adopted ASU 2018-07 on January 1, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Pending Adoption as of March 31, 2019
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The Company is currently evaluating the potential impact of this new guidance.
Note 3 — Real Estate Investments
The Company owned 189 properties as of March 31, 2019. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the three months ended March 31, 2019, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of three multi-tenant MOBs for an aggregate contract purchase price of $30.2 million. Additionally, the Company incurred construction in progress costs during the period of $2.3 million, inclusive of capitalized interest totaling $1.0 million. The following table presents the allocation of real estate assets acquired and liabilities assumed as well as capitalized construction in progress during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Real estate investments, at cost:
Land	$2,827	$3,169
Buildings, fixtures and improvements	26,022	12,615
Construction in progress	2,261	2,919
Total tangible assets	31,110	18,703
Acquired intangibles:
In-place leases (1)	2,768	1,633
Market lease and other intangible assets (1)	31	30
Market lease liabilities (1)	(821)	(55)
Total intangible assets and liabilities	1,978	1,608
Other assets acquired and liabilities assumed in the Asset Acquisition, net (1)	—	—
Cash paid for real estate investments, including acquisitions	$33,088	$20,311
Number of properties purchased	3	5
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired  were 5.6 years and 8.9 years as of March 31, 2019 and 2018, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of March 31, 2019 and 2018, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2019 and 2018:

	March 31,
State	2019	2018
Florida	23.1%	16.1%
Michigan	10.9%	12.4%
Pennsylvania	10.1%	*

Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
Amortization of in-place leases and other intangible assets (1)	$4,062	$4,898
(Accretion) and Amortization of above- and below-market leases, net (2)	$(110)	$1
Amortization of above- and below-market ground leases, net (3)	$21	$37
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	Remainder 2019	2020	2021	2022	2023
In-place lease assets	$14,799	$12,918	$10,453	$8,447	$6,573
Other intangible assets	415	414	414	414	414
Total to be added to amortization expense	$15,214	$13,332	$10,867	$8,861	$6,987

Above-market lease assets	$(785)	$(1,225)	$(924)	$(576)	$(238)
Below-market lease liabilities	911	1,542	1,324	1,262	1,149
Total to be added to revenue from tenants	$126	$317	$400	$686	$911

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
On February 6, 2019, the Company sold five of the MOB properties within the State of New York (the "New York Six MOBs") for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the three months ended March 31, 2019. The Company had reconsidered the intended holding period for all six of the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company had entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million. On September 25, 2018, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million.
One of the New York Six MOBs remains held for sale as of March 31, 2019 representing $13.1 million which is presented in assets held for sale on the Consolidated Balance Sheet.
The following table details the major classes of assets associated with the properties that are classified as held for sale as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Land	$261	$5,285
Buildings, fixtures and improvements	12,862	47,112
Assets held for sale	$13,123	$52,397
Impairment of Held for Use Real Estate Investments
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company's single tenant properties or significant vacancy in the Company's multi-tenant properties and (ii) changes to the Company's expected holding period as a result of business decisions or non-recourse debt maturities. As of March 31, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators, and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
For three of these held for use properties, the Company used purchase and sale agreements to estimate future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at this value and within a specified time in the future. There can be no guarantee that the sales of these properties would close under these terms, or at all. As a result of its consideration of impairment, the Company determined that the carrying values did not exceed their estimated undiscounted cash flows. No impairments were recorded for the three months ended March 31, 2019.
As of March 31, 2018, as a result of its consideration of impairment, the Company also determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an aggregate impairment charge of $0.7 million, which is included on the consolidated statement of operations and comprehensive loss for the three ended March 31, 2018. The estimated undiscounted cash flows of the remaining properties evaluated were greater than their carrying value.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The LaSalle Tenant
The Company is currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the tenant, as long as the tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes the Company $5.5 million of rent, property taxes, late fees, and interest receivable thereunder.
On February 15, 2019, the Company filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at the four properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, the Company and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the "LaSalle Guarantor"), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company is currently evaluating its options in light of the bankruptcy filing by the LaSalle Guarantor.
The Company has the entire receivable balance and related income from the LaSalle Tenant fully reserved as of March 31, 2019. The Company incurred $1.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended March 31, 2019 which is included in revenue from tenants during the three months ended March 31, 2019 on the consolidated statement of operations. No bad debt expense was recorded during the three months ended March 31, 2018.
The NuVista Tenants
The Company had tenants and former tenants at two of its properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe the Company $10.1 million of rent, property taxes, late fees, and interest receivable under their leases as of March 31, 2019. There can be no guarantee on the collectibility of these receivables, and as such, the Company has the entire receivable balance and related income from the NuVista Tenants fully reserved as of March 31, 2019. The Company also incurred bad debt expense related to the NuVista Tenants during the three months ended March 31, 2019 of $1.1 million which is included in revenue from tenants on the consolidated statement of operations, and $2.6 million during the three months ended March 31, 2018, which is included in property operating and maintenance expense during the three months ended March 31, 2018 on the consolidated statement of operations. The NuVista Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of the Company's development property in Jupiter, Florida which is also currently in default to the Company (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, the Company and the tenant entered into an operations transfer agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. On February 19, 2019, in response to litigation commenced by the Company against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the Order. Subsequent to the entry into the Order, the Company, its designated manager and NuVista Tenant transitioned operations at the property to the Company’s designated manager. The Company’s designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. The Company intends to seek a final order from the court terminating the existing lease with the NuVista Tenant, at which time the Company anticipates it will sign a lease with a taxable REIT subsidiary (“TRS”) and engage its designated manager, a third party, to operate the property. This structure is permitted by RIDEA, under which a REIT may lease "qualified health care" properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor.
The other property, located in Lutz, Florida, transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, the Company replaced the NuVista Tenant as a tenant with a TRS, and has engaged a third party to operate the property.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company's mortgage notes payable as of March 31, 2019 and December 31, 2018:

		Outstanding Loan Amount as of		Effective Interest Rate(1) as of
Portfolio	Encumbered Properties (2)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	Interest Rate		Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	1	$5,667	$5,690	6.28%	6.20%	Variable	(6)	Apr. 2019	(5)
St. Andrews Medical Park - Venice, FL	3	6,264	6,289	6.28%	6.20%	Variable	(6)	Apr. 2019	(5)
Palm Valley Medical Plaza - Goodyear, AZ	1	3,195	3,222	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,954	2,977	4.75%	4.75%	Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	23,784	23,905	3.87%	3.87%	Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,391	7,427	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,916	16,988	3.98%	3.98%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,496	10,541	3.98%	3.98%	Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	2	4,766	4,793	4.00%	4.00%	Fixed		Oct. 2019	(5)
Capital One MOB Loan	31	241,986	250,000	4.44%	4.44%	Fixed	(3)	Jun. 2022
Bridge Loan	16	20,271	20,271	5.08%	4.87%	Variable	(6)	Dec. 2019
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Gross mortgage notes payable	80	462,390	470,803	4.49%	4.48%
Deferred financing costs, net of accumulated amortization (4)		(6,052)	(6,591)
Mortgage premiums and discounts, net		(1,439)	(1,373)
Mortgage notes payable, net		$454,899	$462,839
_____________
(1) Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2019 and December 31, 2018.
(2) Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the New Credit Facility (as defined in Note 5 — Credit Facilities). The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(3)	Variable rate loan which is fixed as a result of entering into "pay-fixed" interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(4)
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined it is probable the financing will not close.

(5)	Repaid and added to the borrowing base under the New Credit Facility (as defined herein) in April 2019 (see Note 17 — Subsequent Events for additional details).
(6) Based on 30-day LIBOR.
As of March 31, 2019, the Company had pledged $1.0 billion in total real estate investments, at cost, as collateral for its $462.4 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of March 31, 2019, the Company was in compliance with these financial covenants.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2019 and thereafter:

(In thousands)	Future Principal Payments
2019 (remainder)	$37,949
2020	24,279
2021	892
2022	242,916
2023	6,056
Thereafter	150,298
Total	$462,390
The Company plans to refinance or exercise extension options for the remaining mortgages due in 2019 prior to their maturity.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of March 31, 2019 and December 31, 2018:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		March 31, 2019	December 31, 2018	March 31, 2019		December 31, 2018		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility	—		$—	$243,300	—%		4.62%		—		—

New Credit Facility:
Revolving Credit Facility			$83,618	$—	4.61%		—%		Variable		Mar. 2024

Term Loan			$150,000	$—	4.56%		—%		Variable		Mar. 2024
Deferred financing costs			(5,449)	—
Term Loan, net			$144,551	$—

Total New Credit Facility	65	(2)	$228,169	$—

Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	4.99%		4.83%		Variable	(6)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	5.02%		4.88%		Variable	(6)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	87		$587,491	$602,622	4.84%	(5)	4.76%	(5)
_______________

(1)	Encumbered properties are as of March 31, 2019.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the New Credit Facility have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of March 31, 2019 with a carrying value of $348.1 million.

(4)
Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of March 31, 2019 with a carrying value of $249.8 million.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2019 and December 31, 2018.

(6)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended from time to time, the “Prior Credit Facility”). On March 13, 2019, the Company entered into a new senior secured credit facility (the ‘‘New Credit Facility’’) by amending and restating the Prior Credit Facility prior to its maturity on March 21, 2019. The total commitments under the New Credit Facility are $630.0 million and include an uncommitted “accordion feature” whereby, upon the Company's request, but at the sole discretion of the participating lenders, the commitments under the New Credit Facility may be increased by up to an additional $370.0 million up to a total of $1.0 billion.
The New Credit Facility consists of two components, the revolving credit facility (the "Revolving Credit Facility") and the loan (the "Term Loan"). The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one 1-year extension at the Company's option. The Term Loan is interest-only and matures on March 13, 2024. The Revolving Credit Facility has total commitments of up to $480.0 million, and the Term Loan has total commitments of up to $150.0 million (both excluding the accordion feature).
The amount available for borrowings under the New Credit Facility is based on the lesser of (1) 55% of the value (or in certain cases cost) of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.
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
The Company has the option to have amounts outstanding under the New Revolving Credit Facility bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.60% to 2.20%; or (b) the Base Rate (as defined in the New Credit Facility), plus an applicable margin that ranges, depending on the Company's leverage, from 0.35% to 0.95%. The Base Rate is defined in the New Credit Facility as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the agent as its “prime rate”, (b) 0.5% above the Federal Funds Effective Rate or (c) the then applicable LIBOR for a one-month interest period plus 1.0% per annum.
The Company has the option to have amounts outstanding under the Term Loan bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.55% to 2.15%; or (b) the Base Rate (as defined in the paragraph above), plus an applicable margin that ranges, depending on our leverage, from 0.30% to 0.90%. On April 15, 2019, the Company entered into interest rate swaps on the Term Loan, resulting in a weighted average fixed rate of 2.3% plus applicable margin under the New Credit Facility (see Note 17 — Subsequent Events for additional details).
As of March 31, 2019, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 4.61% and 4.56%, respectively.
The New Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants. As of March 31, 2019, the Company was in compliance with the financial covenants under the New Credit Facility, and, as of the date of the closing thereunder, the Company was in compliance with the financial covenants under the Prior Credit Facility.
As of March 31, 2019, $150.0 million was outstanding under the Term Loan, while $83.6 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $31.6 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
Pursuant to the New Credit Facility, until no later than January 1, 2020, the Company is not permitted to increase distributions the Company may pay to its stockholders. Once the Company is permitted to increase the distribution rate, provisions in the New Credit Facility will restrict the Company from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of Modified FFO (as defined in the New Credit Facility and which is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period. Until the Company becomes subject to these distribution restrictions, the Company will also become subject to a covenant requiring the Company to maintain a combination of cash, cash equivalents and availability for future borrowings under the New Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our New Credit Facility based on the same borrowing base properties will be lower.
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement relating to a secured credit facility with KeyBank (the "KeyBank Facility") and a master credit facility agreement with Capital One for a secured credit facility with Capital One Multifamily Finance LLC, an affiliate of Capital One (the "Capital One Facility"; the Capital One Facility and the KeyBank Facility are referred to herein individually as a "Fannie Mae Master Credit Facility" and together as the "Fannie Mae Master Credit Facilities"). Advances made under these agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. During the year ended December 31, 2017, the Company increased its advances under the Capital One Facility and the KeyBank Facility to $152.5 million and $142.7 million, respectively. On March 2, 2018, the Company, increased its advances under the Capital One Facility by $64.2 million. The advance was secured by the addition of seven mortgaged properties subject to the Capital One Facility. All of the $61.7 million of the net proceeds, after closing costs, of the advance was used by the Company to prepay a portion of the Bridge Loan (see Note 4 — Mortgage Notes Payable, Net).
Note 6 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
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
Derivative Instruments
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of March 31, 2019. As of March 31, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows. The Company primarily used a purchase and sale agreement to estimate the undiscounted cash flows expected to be generated for this one held for use property, which is an observable input. As a result, the impaired property that the Company evaluated using this approach is classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2019 and December 31, 2018. Impaired real estate investments held for sale were valued using the sale price from the applicable purchase and sale agreement less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2019
Derivative assets, at fair value	Recurring	$—	$2,171	$—	$2,171
Total		$—	$2,171	$—	$2,171

December 31, 2018
Derivative assets, at fair value	Recurring	$—	$4,633	$—	$4,633
Impaired real estate investments held for use	Non-recurring	—	—	3,341	3,341
Impaired real estate investments held for sale	Non-recurring	—	—	4,611	4,611
Total		$—	$4,633	$7,952	$12,585
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019.
Financial Instruments Not Measured at Fair Value
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

		March 31, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$460,951	$467,205	$469,430	$472,585
Revolving Credit Facility	3	$83,618	$82,450	$243,300	$243,300
Fannie Mae Master Credit Facilities	3	$359,322	$360,046	$359,322	$360,675
(1) Carrying value includes mortgage notes payable of $462.4 million and $470.8 million and mortgage premiums and (discounts), net of $1.4 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively.
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
March 31, 2019
(Unaudited)

Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. Additionally, in using interest rate derivatives, the Company aims to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not intend to utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of its counterparties will fail to meet their obligations.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate "pay-fixed" swaps	Derivative assets, at fair value	$2,163	$4,582
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$7	$51
Cash Flow Hedges of Interest Rate Risk
The Company currently has two interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company's interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives, if any, would be recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2019 through March 31, 2020, the Company estimates that $1.3 million will be reclassified from other comprehensive loss as a decrease to interest expense.
As of March 31, 2019 and December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate "pay-fixed" swaps	2	$250,000	2	$250,000

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(2,028)	$3,790
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$391	$(174)
Non-Designated Derivatives
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were gains of $43,000 and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	7	$359,322
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019	$2,171	$—	$—	$2,171	$—	$—	$2,171
December 31, 2018	$4,633	$—	$—	$4,633	$—	$—	$4,633
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2019, there were no derivatives in a net liability position. As a result, there is no termination value associated with the settlement of the Company’s obligations under the agreement, and the Company has not posted any collateral related to the agreement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 8 — Common Stock
As of March 31, 2019 and December 31, 2018, the Company had 92.3 million and 92.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan ("DRIP"), net of share repurchases.
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
On April 1, 2019, the independent directors of the Board, who comprise a majority of the Board, unanimously approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") as of December 31, 2018, which was published on April 3, 2019. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Share Repurchase Program
Under the Company's share repurchase program (the "SRP"), as amended from time to time, qualifying stockholders are able to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations. Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the Board.
Under the SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company's common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions are considered for repurchase. Additionally, pursuant to the SRP, the repurchase price per share equals 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester, or the six-month period ending June 30 or December 31.
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
On January 29, 2019, the Company announced that the Board approved an amendment to the SRP changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. This SRP amendment became effective on January 30, 2019. Additionally, on March 27, 2019, the Company announced that the Board approved an amendment to the SRP further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. This SRP amendment became effective on March 28, 2019. The Company completed the repurchases in April 2019 (see Note 17 — Subsequent Events).
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The table below reflects the number of shares repurchased cumulatively through March 31, 2019. There was no activity for the three months ended March 31, 2019.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of March 31, 2019(1) (2)	3,288,256	$21.56
_______________

(1)
Repurchases made in 2018 include: (i) 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted. No repurchases were made during the three months ended March 31, 2019.

(2)
Excludes 656,434 shares of common stock repurchased during April 2019 with respect to requests received during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25, including all shares submitted for death or disability (see Note 17 — Subsequent Events).

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2019, the Company issued 0.3 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $7.0 million.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2019 and December 31, 2018, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2019 and December 31, 2018, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").
The limited partnership agreement of the OP allows for the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to the Advisor, a limited partner of the OP.  In connection with this special allocation, the Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP.
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to and a restatement of the then-effective advisory agreement, by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded, amended and restated the previously effective advisory agreement (the "Original A&R Advisory Agreement"), took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days' notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
Acquisition Expense Reimbursements
The Second A&R Advisory Agreement does not provide for an acquisition fee, however the Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2019, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equal to the distribution rate received on the Company's common stock. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including the Listing, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment to the then-current advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015.
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
March 31, 2019
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement was entered into to reflect amendments to the original agreement between the parties and further amends the original agreement by extending the term of the agreement from one to two years, or until February 17, 2019. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. Neither party provided notice of intent to terminate. Thus, the current term of the A&R Property Management Agreement now expires February 17, 2020. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
On April 10, 2018, in connection with the Multi-Property CMBS Loan, the Company and the OP entered into a further amendment to the A&R Property Management Agreement confirming, consistent with the intent of the parties, that the borrowers under the Multi-Property CMBS Loan and other subsidiaries of the OP that own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. The Company reimburses the Advisor for personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended March 31, 2019 and 2018, the Company incurred $2.7 million and $1.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (Receivable) as of
	2019	2018	March 31,		December 31,
(In thousands)	Incurred (1)	Incurred (1)	2019		2018
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$18	$60	$—		$32
Due from HT III related to Asset Purchase (2)	—	—	—		(154)
Ongoing fees and reimbursements:
Asset management fees	4,875	4,875	—		—
Property management fees	893	852	114		58
Professional fees and other reimbursements	2,875	2,046	508	(4)	674	(4)
Distributions on Class B Units (3)	75	110	—		—
Total related party operation fees and reimbursements	$8,736	$7,943	$622		$610
_______________

(1)	There were no fees or reimbursements forgiven during the three months ended March 31, 2019 or 2018.

(2)
On December 22, 2017, the Company purchased substantially all the assets of American Realty Capital Healthcare Trust III, Inc. Certain proration estimates were included within the closing. The purchase agreement calls for a final purchase price adjustment. The Company had a $154,000 net receivable related to the Asset Purchase (as defined below) included on its consolidated balance sheet as of December 31, 2018. Please see below for additional information related to the Asset Purchase.

(3)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of March 31, 2019, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

(4)	Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation ("RCAP") which were related parties of the Company.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2019 or 2018. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2019 or 2018. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, the OP and its subsidiary, ARHC TRS Holdco II, LLC, completed the Asset Purchase, purchasing all of the membership interests in indirect subsidiaries of HT III that own the 19 properties which comprised substantially all of HT III’s assets, pursuant to the Purchase Agreement, dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of the Advisor. As of December 31, 2018 the Company had a $0.2 million net receivable to HT III included on its consolidated balance sheet.
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
March 31, 2019
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
The following table reflects the amount of restricted shares outstanding as of March 31, 2019. There was no activity for the three months ended March 31, 2019.

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, March 31, 2019	322,242	$21.41
As of March 31, 2019, the Company had $7.0 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 5.0 years. Compensation expense related to restricted shares was approximately $322,000 and $319,000 for the three months ended March 31, 2019 and 2018, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2019 or 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2018	$4,582
Other comprehensive income, before reclassifications	(2,028)
Amount of loss reclassified from accumulated other comprehensive income	(391)
Balance, March 31, 2019	$2,163

Interest expense for the three months ended March 31, 2019	$(13,943)
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of March 31, 2019 and December 31, 2018, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the three months ended March 31, 2019 and 2018, OP Unit non-controlling interest holders were paid distributions of $0.1 million.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	As of March 31, 2019	As of March 31, 2019	As of March 31, 2019	As of December 31, 2018	2019	2018
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$419	2.4%	$14,438	$14,747	$87	$52
UnityPoint Clinic Portfolio (2)	December 2017	$493	5.0%	$9,141	$9,241	$—	$—
______________
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2) Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the
Asset Purchase.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to stockholders (in thousands)	$(5,111)	$(5,991)
Basic and diluted weighted-average shares outstanding	92,894,608	90,783,065
Basic and diluted net loss per share	$(0.06)	$(0.07)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

	Three Months Ended March 31,
	2019	2018
Unvested restricted shares (1)	322,242	382,409
OP Units (2)	405,998	405,998
Class B Units (3)	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,087,490	1,147,657
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 322,242 and 382,243 unvested restricted shares outstanding as of March 31, 2019 and 2018, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of March 31, 2019 and 2018.

(3)
Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of March 31, 2019 and 2018. These Class B Units are unvested as of March 31, 2019 and 2018 (see Note 9 — Related Party Transactions for additional information).

Note 15 — Segment Reporting
During the three months ended March 31, 2019 and 2018, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues from tenants less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended March 31,
	2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$25,257	$3,536	$59,925	$88,718
Property operating and maintenance	6,947	1,003	44,849	52,799
NOI	$18,310	$2,533	$15,076	35,919
Operating fees to related parties				(5,768)
Acquisition and transaction related				(18)
General and administrative				(6,298)
Depreciation and amortization				(20,685)
Interest expense				(13,943)
Interest and other income				4
(Loss) gain on non-designated derivatives				(43)
Gain on sale of real estate investment				6,078
Income tax benefit				(338)
Net (income) loss attributable to non-controlling interests				(19)
Net loss attributable to stockholders				$(5,111)

	Three Months Ended March 31,
	2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$23,989	$6,265	$59,184	$89,438
Property operating and maintenance	7,216	2,426	43,464	53,106
NOI	$16,773	$3,839	$15,720	36,332
Impairment charges				(733)
Operating fees to related parties				(5,727)
Acquisition and transaction related				(173)
General and administrative				(3,652)
Depreciation and amortization				(20,769)
Interest expense				(11,157)
Interest and other income				3
Gain on sale of real estate investment				—
Loss on non-designated derivative instruments				178
Income tax expense				(309)
Net (income) loss attributable to non-controlling interests				16
Net loss attributable to stockholders				$(5,991)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2019	December 31, 2018
ASSETS
Investments in real estate, net:
Medical office buildings	$900,244	$878,703
Triple-net leased healthcare facilities	286,804	289,686
Construction in progress (1)	93,090	90,829
Seniors housing — operating properties	905,002	911,952
Total investments in real estate, net	2,185,140	2,171,170
Cash and cash equivalents	63,508	77,264
Restricted cash	15,270	14,094
Assets held for sale	13,123	52,397
Derivative assets, at fair value	2,171	4,633
Straight-line rent receivable, net	18,227	17,351
Prepaid expenses and other assets	34,853	28,785
Deferred costs, net	13,197	11,752
Total assets	$2,345,489	$2,377,446
(1) Included in the triple net leased healthcare facilities segment.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
Medical office buildings	$201	$523
Triple-net leased healthcare facilities	34	38
Seniors housing — operating properties	1,552	613
Total capital expenditures	$1,787	$1,174

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 16 — Commitments and Contingencies
On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to 11 ground operating leases (see Note 2 — Summary of Significant Accounting Policies for additional information on the impact of adopting the new standard). Two of these ground operating leases related to the New York Six MOBs which were sold on February 6, 2019.
As of March 31, 2019, the Company has nine operating and six capital lease agreements related to certain acquisitions under leasehold interests arrangements. The nine operating leases have durations, including assumed renewals, ranging from 13.5 to 88.5 years.
As of March 31, 2019, the Company’s balance sheet includes ROU assets and liabilities of $14.1 million and $9.3 million, respectively, which are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company's ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company's estimate of this rate required significant judgment.
The Company's ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 43.5 years and a weighted-average discount rate of 7.35% as of March 31, 2019. For the three months ended March 31, 2019, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended March 31, 2019.
The following table reflects the base cash rental payments due from the Company as of March 31, 2019:

	Future Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2019 (remainder)	$496	$60
2020	666	82
2021	678	84
2022	697	86
2023	699	88
Thereafter	31,251	7,590
Total lease payments	34,487	7,990
Less: Effects of discounting	(25,176)	(3,160)
Total present value of lease payments	$9,311	$4,830
The following table reflects the base cash rental payments due from the Company as of December 31, 2018:

	Future Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2019	$780	$80
2020	781	82
2021	774	84
2022	790	86
2023	760	88
Thereafter	34,344	7,590
Total lease payments	$38,229	8,010
Less: Effects of discounting		(3,202)
Total present value of lease payments		$4,808

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of March 31, 2019, the Company had funded $92.9 million, including $10.0 million for the land and $82.9 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of March 31, 2019, the Company had funded $10.9 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing the Company for any amounts funded. Entities related to Palm, referred to herein as the NuVista Tenants, are, however, in default to the Company under leases at other properties in the Company's portfolio (see Note 3 — Real Estate Investments for more information). The Company currently does not expect that Palm will reimburse the Company for construction overruns funded and there can be no assurance that they will do so, in whole or in part.
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
Although the Company is still working to obtain the CO, the Company may consider other alternatives for this property. If the Company were to pursue other alternatives, there can be no assurance as to the ultimate outcome of this development property.
Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of Palm. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of March 31, 2019 and December 31, 2018, there were no amounts outstanding under the loan agreement as operations at the facility have not yet started.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Share Repurchases
On April 30, 2019 the Company repurchased 656,434 shares of common stock for approximately $13.3 million, at an average price per share of $20.25 pursuant to the SRP. The repurchases reflect all repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018. See Note 8 — Common Stock for additional information on the SRP.
Hedges on Term Loan Portion of Revolver
On April 15, 2019, the Company entered into interest rate swaps on the Term Loan portion ($150.0 million notional) of the New Credit Facility, resulting in a weighted average fixed rate of 2.3% plus applicable margin under the New Credit Facility.
April Mortgage Repayment
In April 2019, the Company repaid mortgages on three of its properties with a gross outstanding loan amount of $16.7 million as of March 31, 2019 and added them to the borrowing base under the New Credit Facility.

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

•
Provisions in our revolving credit facility (our "Revolving Credit Facility") and the related term loan facility (our "Term Loan"), which together comprise our senior secured credit facility (our "New Credit Facility"), currently restrict us from increasing the rate we pay distributions to our stockholders, and contains other restrictions that limit our ability to pay distributions in the future. There can be no assurance that we will be able to continue paying distributions at the current rate, or at all.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of March 31, 2019, we owned 189 properties located in 31 states and comprised of 9.0 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP.
On April 1, 2019, our board of directors (the "Board") approved a new estimate of per share net asset value ("Estimated Per-Share NAV") equal to $17.50 as of December 31, 2018. Our previous Estimated Per-Share NAV was equal to $20.25 as of December 31, 2017. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2018 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2019:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased		Weighted Average Remaining Lease Term in Years (1)	Gross Asset Value (2)
						(In thousands)
Medical Office Buildings	109	3,783,129	91.1%		5.2	$1,048,241
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple-Net Leased	4	102,753	100.0%		11.8	55,000
Hospitals	6	514,962	90.7%		7.8	133,574
Post-Acute / Skilled Nursing	9	486,316	100.0%		9.1	139,566
Total Triple-Net Leased Healthcare Facilities	19	1,104,031	95.7%		8.8	328,140
Seniors Housing — Operating Properties	58	4,123,133	84.4%	(4)	N/A	1,102,368
Land	2	N/A	N/A		N/A	3,665
Construction in Progress (3)	1	N/A	N/A		N/A	92,859
Total Portfolio	189	9,010,293				$2,575,273
_______________

(1)	Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2019.

(2)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

(3)	Relates to a development property in Jupiter, Florida (see Note 16 — Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q).

(4)	Weighted by unit count as of March 31, 2019.

N/A	Not applicable.

Results of Operations
As of March 31, 2019, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease "qualified health care" properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of March 31, 2019, we had 17 eligible independent contractors operating 58 SHOPs. All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2019, we owned 189 properties. There were 172 properties (our "Same Store" properties) owned for the entire year ended December 31, 2018 and three months ended March 31, 2019, including two vacant land parcels and one property under development. During the period from January 1, 2018 to the three months ended March 31, 2019, we acquired 17 properties (our "Acquisitions") and disposed of 13 properties (our "Dispositions").
The following table presents a roll-forward of our properties owned from January 1, 2018 to March 31, 2019:

Number of Properties
Number of properties, January 1, 2018	185
Acquisition activity during the year ended December 31, 2018	14
Disposition activity during the year ended December 31, 2018	(8)
Number of properties, December 31, 2018	191
Acquisition activity during the three months ended March 31, 2019	3
Disposition activity during the three months ended March 31, 2019	(5)
Number of properties, March 31, 2019	189

Number of Same Store Properties (1)	172
_______________
(1) Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.

Comparison of the Three Months Ended March 31, 2019 and 2018
Net loss attributable to stockholders was $5.1 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively. The following table shows our results of operations for the three months ended March 31, 2019 and 2018 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$	%
Revenue from tenants	$88,718	$89,438	$(720)	(0.8)%

Operating expenses:
Property operating and maintenance	52,799	53,106	(307)	(0.6)%
Impairment charges	—	733	(733)	(100.0)%
Operating fees to related parties	5,768	5,727	41	0.7%
Acquisition and transaction related	18	173	(155)	(89.6)%
General and administrative	6,298	3,652	2,646	72.5%
Depreciation and amortization	20,685	20,769	(84)	(0.4)%
Total expenses	85,568	84,160	1,408	1.7%
Operating income before gain on sale of real estate investments	3,150	5,278	(2,128)	(40.3)%
Gain on sale of real estate investment	6,078	—	6,078	NM
Operating income	9,228	5,278	3,950	74.8%
Other income (expense):
Interest expense	(13,943)	(11,157)	(2,786)	(25.0)%
Interest and other income	4	3	1	33.3%
(Loss) gain on non-designated derivatives	(43)	178	(221)	(124.2)%
Total other expenses	(13,982)	(10,976)	(3,006)	(27.4)%
Loss before income taxes	(4,754)	(5,698)	944	16.6%
Income tax expense	(338)	(309)	(29)	(9.4)%
Net loss	(5,092)	(6,007)	915	15.2%
Net (income) loss attributable to non-controlling interests	(19)	16	(35)	(218.8)%
Net loss attributable to stockholders	$(5,111)	$(5,991)	$880	14.7%
_______________
NM — Not Meaningful

Net Operating Income
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures included elsewhere in this Quarterly Report for additional disclosure and a reconciliation to our net income (loss) attributable to stockholders.
As discussed in Note 2 — Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases on January 1, 2019. The following is a summary of the impacts of the new accounting guidance, as lessor, on the presentation of the NOI tables below:
•Since we elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, we have aggregated revenue from our lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.
•Changes in our assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue from tenants, rather than a charge to bad debt expense which was recorded within property operating and maintenance. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted.
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended March 31, 2019 and 2018:

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue from tenants	$22,268	$22,613	$(345)	(1.5)%	$2,660	$52	$2,608	NM	$329	$1,324	$(995)	NM	$25,257	$23,989	$1,268	5.3%
Property operating and maintenance	6,257	6,809	(552)	(8.1)%	824	—	824	NM	(134)	407	(541)	NM	6,947	7,216	(269)	(3.7)%
NOI	$16,011	$15,804	$207	1.3%	$1,836	$52	$1,784	NM	$463	$917	$(454)	NM	$18,310	$16,773	$1,537	9.2%
_______________

(1)	Our MOB segment included 94 Same Store properties.

(2)	Our MOB segment included 15 Acquisition properties.

(3)	Our MOB segment included five Disposition properties.

(4)	Our MOB segment included 109 properties as of March 31, 2019.
NM — Not Meaningful
Revenue from tenants is primarily related to contractual rent received from tenants in our MOBs. It also includes operating expense reimbursements which increase in proportion with the increase in property operating and maintenance expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent.
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third party property management fees.
Of the 17 Acquisitions, 15 were MOB Acquisitions. During the quarter ended March 31, 2019, these MOB Acquisitions contributed $1.8 million of NOI, which represented the majority of the $1.5 million increase in the MOB segment NOI. Our Same Store NOI increased $0.2 million, driven primarily by a decrease in property operating and maintenance expenses of $0.6 million due to one-time legal fees incurred during the three months ended March 31, 2018. These increases were partially offset by five MOB Disposition properties which contributed a $0.5 million decrease in MOB segment NOI during the three months ended March 31, 2019.

Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple net leased healthcare facilities segment for the three months ended March 31, 2019 and 2018:

	Same Store (1)				Acquisitions (2)				Dispositions (3)				Segment Total
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue from tenants	$2,722	$5,313	$(2,591)	(48.8)%	$814	$—	$814	NM	$—	$952	$(952)	NM	$3,536	$6,265	$(2,729)	(43.6)%
Property operating and maintenance	1,003	2,394	(1,391)	(58.1)%	—	—	—	NM	—	32	(32)	NM	1,003	2,426	(1,423)	(58.7)%
NOI	$1,719	$2,919	$(1,200)	(41.1)%	$814	$—	$814	NM	$—	$920	$(920)	NM	$2,533	$3,839	$(1,306)	(34.0)%
_______________

(1)	Our triple-net leased healthcare facilities segment included 18 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included two Acquisition properties.

(3)	Our triple-net leased healthcare facilities segment included eight Disposition properties.

(4)	Our triple-net leased healthcare facilities included 20 properties as of March 31, 2019.
NM — Not Meaningful
Revenue from tenants for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. These revenues are contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. In addition, revenue from tenants also includes operating expense reimbursements in our triple-net leased healthcare facilities segment, which generally include reimbursement for property operating expenses that we pay on behalf of tenants in this segment. However, pursuant to many of our lease agreements in this segment, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance expense should typically include minimal activity in our triple-net leased healthcare facilities segment except for real estate taxes and insurance. Real estate taxes are typically paid directly by the tenants; however, they may be paid by us and reimbursed by the tenants.
During the three months ended March 31, 2019, revenue from tenants in our triple-net leased healthcare facilities segment decreased $2.7 million compared to the three months ended March 31, 2018, due to $2.2 million of bad debt expense within the Same Store properties, primarily from the $2.1 million of bad debt expense incurred from four of the Company’s properties in Texas (collectively, the "LaSalle Tenant") and the NuVista Tenant (as defined herein; see — The LaSalle Tenant and — The NuVista Tenants below) which is now presented within revenue from tenants. Revenue from tenants in our triple-net leased Acquisitions of $0.8 million were offset by a decrease of $1.0 million from our triple-net leased Dispositions.
Property operating and maintenance expenses of $1.0 million during the three months ended March 31, 2019 primarily relates to $1.0 million of property taxes and operating expenses related to the LaSalle Tenant and the NuVista Tenant. Property operating and maintenance expense during the three months ended March 31, 2018 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle and NuVista tenants, which is described below in more detail.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $5.5 million of rent, property taxes, late fees, and interest receivable thereunder.
On February 15, 2019, we filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at the four properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, we and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations, filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. We are currently evaluating our options in light of the bankruptcy filing by the primary guarantor.
We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of March 31, 2019. We incurred $1.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended March 31, 2019 which is included in revenue from tenants during the three months ended March 31, 2019 on the consolidated statement of operations. No bad debt expense was recorded during the three months ended March 31, 2018.

The NuVista Tenants
We had tenants and former tenants at two of our properties in Florida (collectively, the "NuVista Tenants") that have been in default under their leases since July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of March 31, 2019. There can be no guarantee on the collectibility of these receivables, as such, we have the entire receivable balance and related income from the NuVista Tenants fully reserved as of March 31, 2019. We incurred $1.1 million and $2.6 million of bad debt expense related to the NuVista Tenants, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended March 31, 2019 and 2018, respectively which is included in revenue from tenants during the three months ended March 31, 2019 and property operating and maintenance expense during the three months ended March 31, 2018 on the consolidated statement of operations.
The NuVista Tenants are related to Palm Health Partners, LLC ("Palm"), the developer of our development property in Jupiter, Florida which is also currently in default to us (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. On February 19, 2019, in response to litigation commenced by us against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the order. Subsequent to the entry into the Order, we, our designated manager and NuVista Tenant have worked to transition operations at the property to our designated manager. The Company’s designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. We intend to seek a final order from the court terminating the existing lease with the NuVista Tenant. At which time, we anticipate that we will sign a lease with a TRS, engage our third party designated manager, to operate the property and transition the property to the SHOP operating segment.
The other property, located in Lutz, Florida, transitioned to the SHOP operating segment as of January 1, 2018. In connection with this transition, we have replaced the NuVista Tenant as a tenant with a TRS, and have engaged a third party to operate the property.
The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See —Liquidity and Capital Resources — Palm and the NuVista Tenants for further details.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended March 31, 2019 and 2018:

	Segment Total (1)
	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$	%
Revenues from tenants	$59,925	$59,184	$741	1.3%
Property operating and maintenance	44,849	43,464	1,385	3.2%
NOI	$15,076	$15,720	$(644)	(4.1)%
_______________

(1)	Our SHOP segment included 60 Same Store properties, including two land parcels. There were no acquisitions or dispositions in the SHOP segment since January 1, 2018.
Revenues from tenants within our SHOP segment is generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expense relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators and costs associated with maintaining the physical site.
During the three months ended March 31, 2019, revenues from tenants increased by $0.7 million in our SHOP segment as compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, property operating and maintenance expense increased $1.4 million in our SHOP segment as compared to the three months ended March 31, 2018, primarily due to increased wages and building operational expenses.

Other Results of Operations
Impairment Charges
We did not record impairment charges for the three months ended March 31, 2019. We recorded approximately $0.7 million of impairment charges for the three months ended March 31, 2018. See Note 3 — Real Estate Investments for additional information on the impairment charges for the three months ended March 31, 2018 which related to one held for use property that had a carrying value in excess of its estimated fair value.
Operating Fees to Related Parties
Operating fees to related parties increased $0.1 million to $5.8 million for the three months ended March 31, 2019 from $5.7 million for the three months ended March 31, 2018.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. Effective February 17, 2017, we pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees remained unchanged at $4.9 million for the three months ended March 31, 2019 and 2018.
Property management fees were consistent at $0.9 million for the three months ended March 31, 2019 and 2018. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were approximately $18,000 for the three months ended March 31, 2019 compared to approximately $0.2 million for the three months ended March 31, 2018. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses increased $2.6 million to $6.3 million for the three months ended March 31, 2019 compared to $3.7 million for the three months ended March 31, 2018, which includes $3.0 million and $2.2 million incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties, respectively. The increase in general and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties in part due to expenses incurred as a result of an acceleration in the timing of completing and filing our definitive proxy statement in 2019 as compared to 2018.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.1 million to $20.7 million for the three months ended March 31, 2019 from $20.8 million for the three months ended March 31, 2018. The decrease was due to a decrease in Same Store depreciation and amortization of $0.9 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $0.5 million, partially offset by an increase due to our acquisitions of approximately $1.3 million.
Interest Expense
Interest expense increased $2.7 million to $13.9 million for the three months ended March 31, 2019 from $11.2 million for the three months ended March 31, 2018. The increase in interest expense resulted from increases in interest rates as well as higher overall outstanding debt including new borrowings under our master credit facilities related to Fannie Mae's Multifamily MBS program (the "Fannie Mae Master Credit Facilities") and the $118.7 million loan from KeyBank National Association (the "Multi-Property CMBS Loan") in April 2018. This increase in outstanding debt was partially offset by paydowns of our multi-property mortgage loan with Capital One, National Association (the "Bridge Loan") entered into in December 2017. As of March 31, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.68% per year. As of March 31, 2018 we had total borrowings of $952.3 million, at a weighted average interest rate of 4.10%.
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

Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the three months ended March 31, 2019 and 2018 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax (Expense) Benefit
Income tax expense of approximately $0.3 million for the three months ended March 31, 2019 and 2018 primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net (Income) Loss Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $19,000 for the three months ended March 31, 2019. Net loss attributable to non-controlling interests was approximately $16,000 for the three months ended March 31, 2018. These amounts represent the portion or our net income that is related to limited partner interests in the OP ("OP Units") and other non-controlling interest holders in certain properties.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2019, we sold five of six related MOB properties located within the State of New York (the “New York Six MOBs”) which resulted in gains on sale. These properties sold for net proceeds of $45.4 million, resulting in an aggregate gain on sale of approximately $6.1 million. We had no gains on the sale of real estate investments during the three months ended March 31, 2018.
Cash Flows from Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities was $16.5 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $14.9 million (net loss of $5.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges). In addition, cash provided by operating activities was impacted by an increase in accounts payable and accrued expenses of $1.8 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees and an increase in deferred rent of $1.6 million. These cash inflows were partially offset by a net increase in prepaid and other assets of $1.0 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.9 million.
During the three months ended March 31, 2018, net cash provided by operating activities was $16.9 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $20.5 million (net loss of $6.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $1.3 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees, and an increase of $2.0 million in deferred rent. These cash inflows were partially offset by a net increase in prepaid and other assets of $4.6 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $2.1 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2019 was $10.5 million. The cash provided by investing activities was due to property dispositions of $45.4 million, partially offset by cash used of $33.1 million for the acquisition of three properties during the period and $1.8 million in capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2018 was $21.5 million. The cash used in investing activities included $20.3 million for the acquisition of five MOBs during the period and to fund the ongoing development property in Jupiter, Florida as well as $1.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $39.6 million during the three months ended March 31, 2019 related to payments on our Prior Credit Facility of $243.3 million, mortgage principal repayments of $8.4 million, distributions to stockholders of $12.3 million and payments of deferred financing costs of $9.1 million. These cash outflows were partially offset by total proceeds received under our New Credit Facility of $233.6 million.
Net cash used in financing activities of $27.0 million during the three months ended March 31, 2018 related to mortgage principal repayments of $62.1 million, distributions to stockholders of $19.1 million, common stock repurchases of $8.0 million, payments of deferred financing costs of $1.6 million, and distributions to non-controlling interest holders of $0.1 million. These cash outflows were partially offset by proceeds from our Fannie Mae Master Credit Facilities of $64.2 million.
Liquidity and Capital Resources
As of March 31, 2019, we had $63.5 million of cash and cash equivalents. We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities, and other secured financings. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. Pursuant to our New Credit Facility, until no later than January 1, 2020, we are not permitted to increase distributions we may pay to our stockholders. Once we are permitted to increase our distribution rate, provisions in our New Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our New Credit Facility and which is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period. Until we become subject to these distribution restrictions, we will also become subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the New Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our New Credit Facility based on the same borrowing base properties will be lower. Our principal demands for cash will be for funding costs related to our ongoing development project, acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.
Financings
As of March 31, 2019, our total debt leverage ratio (total debt divided by total assets) was approximately 45.0% and we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.7%. As of December 31, 2018, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.6%. As of March 31, 2019, the gross asset value of our real estate assets was $2.6 billion, with $1.0 billion of real estate assets pledged as collateral for mortgage notes payable, $597.9 million of real estate assets pledged to secure advances under the Fannie Mae Master Credit Facilities and $667.8 million of real estate assets comprising the borrowing base of the New Credit Facility. This real estate is not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
We expect to increase our leverage over time and utilize proceeds from our New Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. These actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our New Credit Facility. The gross asset value of unencumbered assets as of March 31, 2019 was $311.0 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our New Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of March 31, 2019, we had $462.4 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2019 and the year ended December 31, 2020 are $37.9 million and $24.3 million, respectively. We plan to refinance or exercise extension options for the mortgages due in 2019 prior to their maturity. See Note 4 — Mortgages Payable for additional information.

In April 2019, the Company repaid mortgages on three of its properties with a gross outstanding loan amount of $16.7 million as of March 31, 2019 and added them to the borrowing base under the New Credit Facility.
New Credit Facility
As of March 31, 2019, $233.6 million was outstanding under the New Credit Facility and the unused borrowing capacity under the New Credit Facility was $31.6 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. Of this amount, $150.0 million was outstanding under our Term Loan, and $83.6 million was outstanding under the Revolving Credit Facility. The New Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The New Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The New Credit Facility requires us to meet certain financial covenants on a quarterly basis. As of March 31, 2019, we were in compliance with the financial covenants under the New Credit Facility.
Fannie Mae Master Credit Facilities
As of March 31, 2019, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
On March 2, 2018, we incurred approximately $64.2 million in aggregate additional indebtedness under the Fannie Mae Master Credit Facilities. All of the $61.7 million of the net proceeds, after closing costs, of this advance were used to prepay a portion of mortgage notes payable.
Acquisition - Three Months Ended March 31, 2019
On January 17, 2019, we, through a wholly-owned subsidiary of our OP, completed an acquisition of three multi-tenant, triple-net leased MOBs for a contract purchase price of $30.2 million. The properties are located in Greenfield, WI, Milwaukee, WI and St. Francis, WI and comprise approximately 115,000 square feet. We accounted for the purchase as an asset acquisition.
This acquisition was funded with proceeds from financings (including amounts borrowed under our New Credit Facility) and cash on hand.
Acquisitions Subsequent to March 31, 2019
We have entered into definitive purchase and sale agreements ("PSAs") to acquire two MOBs located in York, PA and Lancaster PA for an aggregate contract purchase price of $10.0 million.
As of March 31, 2019, we had $63.5 million of cash and cash equivalents. Under the New Credit Facility, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents and the unused borrowing capacity must be equal to at least $50.0 million at all times. As of March 31, 2019, unrestricted cash and cash equivalents were $63.5 million and the unused borrowing capacity under the Revolving Credit Facility was $31.6 million.
We expect to finance these acquisitions primarily with additional borrowings under our New Credit Facility, as well as cash on hand. In order to increase the amount available for borrowing under our New Credit Facility, we intend to add these pending acquisitions, as well as additional, eligible unencumbered properties that we owned as of March 31, 2019, to the borrowing base of our New Credit Facility. The gross carrying value of unencumbered assets as of March 31, 2019 was $311.0 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our New Credit Facility.

The pending acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Dispositions and Assets Held for Sale
New York Six MOBs
We sold five of the New York Six MOBs on February 6, 2019 for a contract sales price of $45.0 million. Four of these were included on the borrowing base of the Revolving Line of Credit and one was mortgaged under the Multi-Property CMBS Loan. The net proceeds after closing costs and the repayment of debt, including prepayment penalties, was $26.6 million. One of the New York Six MOBs remains held for sale as of March 31, 2019, representing $13.1 million which is presented in assets held for sale on the Consolidated Balance Sheet. Net proceeds after repaying debt is expected to be $8.0 million. Although we believe the disposition of the remaining New York Six MOB is probable, there can be no assurance that the disposition will be consummated, or that we will be able to reinvest the net proceeds in an accretive manner.
The LaSalle Tenant
We are currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $5.5 million of rent, property taxes, late fees, and interest receivable thereunder.
On February 15, 2019, we filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at the four properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, we and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations, filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. We are currently evaluating our options in light of the bankruptcy filing by the primary guarantor.
We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of March 31, 2019. We incurred $1.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended March 31, 2019 which is included in revenue from tenants during the three months ended March 31, 2019 on the consolidated statement of operations. No bad debt expense was recorded during the three months ended March 31, 2018.
Palm and the NuVista Tenants
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of March 31, 2019, we had funded $92.9 million, including $10.0 million for the land and $82.9 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. As of March 31, 2019, we had funded $10.9 million in excess of its $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. As described in more detail below, entities related to Palm are, however, in default to us under leases at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns so funded.
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
Although the Company is still working to obtain the CO, the Company may consider other alternatives for this property. If the Company were to pursue other alternatives, there can be no assurance as to the ultimate outcome of this development property.

The NuVista Tenants have been in default under their leases since July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of March 31, 2019. There can be no guarantee on the collectibility of these receivables, and as such, we have the entire receivable balance and related income from the NuVista Tenants fully reserved as of March 31, 2019. We incurred $1.1 million and $2.6 million of bad debt expense related to the NuVista Tenants, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended March 31, 2019 and 2018, respectively which is included in revenue from tenants during the three months ended March 31, 2019 and property operating and maintenance expense during the three months ended March 31, 2018 on the consolidated statement of operations. The NuVista Tenants are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us.
At one of the properties which is occupied by the NuVista Tenants, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. On February 19, 2019, in response to litigation commenced by us against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant were in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the order. Subsequent to the entry into the Order, we, our designated manager and NuVista Tenant have worked to transition operations at the property to our designated manager. The Company’s designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. We intend to seek a final order from the court terminating the existing lease with the NuVista Tenant. At which time, we anticipate that we will sign a lease with a TRS, engage our designated manager, a third party, to operate the property and transition the property to the SHOP operating segment.
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
Under the SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Additionally, pursuant to the SRP, the repurchase price per share equals 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester, or the six-month period ending June 30 or December 31.
We suspended the SRP during the pendency of our tender offer which commenced on March 13, 2018. On June 29, 2018, we announced that the Board unanimously determined to reactivate the SRP, effective June 30, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. Accordingly, 155,904 shares were repurchased on July 31, 2018 for $3.2 million at an average price per share of $20.25, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.

The table below reflects the number of shares repurchased cumulatively through March 31, 2019. There was no activity for the three months ended March 31, 2019.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of March 31, 2019(1) (2)	3,288,256	$21.56
_______________

(1)
Repurchases made in 2018 include: (i) 373,967 shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted. No repurchases were made during the three months ended March 31, 2019.

(2)
Excludes 656,434 shares of common stock repurchased during April 2019 with respect to requests received during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25, including all shares submitted for death or disability.

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
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's definition.
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
We calculate MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with a strategic review we conducted during the year ended December 31, 2016) and capitalized interest.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. Our Modified FFO (as defined in our New Credit Facility) is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
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
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, updates to the White Paper or the Practice Guideline may be published or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The tables below reflect the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss attributable to stockholders (in accordance with GAAP)	$(5,111)	$(5,991)
Depreciation and amortization (1)	20,463	20,458
Gain on sale of real estate investment	(6,078)	—
Adjustments for non-controlling interests (2)	(485)	(103)
FFO (as defined by NAREIT) attributable to stockholders	8,789	15,097
Acquisition and transaction related	18	173
(Accretion) amortization of market lease and other intangibles, net	(50)	86
Straight-line rent adjustments	(942)	(628)
Amortization of mortgage premiums and discounts, net	(66)	(69)
Loss (gain) on non-designated derivatives	43	(178)
Capitalized construction interest costs	(965)	(670)
Adjustments for non-controlling interests (2)	25	6
MFFO attributable to stockholders	$6,852	$13,817
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to revenue from tenants less property operating and maintenance. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss).
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended March 31, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$13,518	$1,355	$6,381	$(26,365)	$(5,111)
Operating fees to related parties	—	—	—	5,768	5,768
Acquisition and transaction related	—	18	—	—	18
General and administrative	21	—	16	6,261	6,298
Depreciation and amortization	19,264	1,277	144	—	20,685
Interest expense	(14)	—	—	13,957	13,943
Interest and other income	(4)	—	—	—	(4)
Gain on sale of real estate investments	—	—	(6,078)	—	(6,078)
Loss on non-designated derivative instruments	—	—	—	43	43
Income tax expense	—	—		338	338
Net income (loss) attributable to non-controlling interests	21	—	—	(2)	19
NOI	$32,806	$2,650	$463	$—	$35,919
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended March 31, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$13,256	$(24)	$1,402	$(20,625)	$(5,991)
Impairment charges	733	—	—	—	733
Operating fees to related parties	—	—	—	5,727	5,727
Acquisition and transaction related	5	57	—	111	173
General and administrative	—	—	—	3,652	3,652
Depreciation and amortization	20,182	19	435	133	20,769
Interest expense	266	—	—	10,891	11,157
Interest and other income	(3)	—	—	—	(3)
Gain on non-designated derivative instruments	—	—	—	(178)	(178)
Income tax expense	—	—		309	309
Net loss attributable to non-controlling interests	4	—	—	(20)	(16)
NOI	$34,443	$52	$1,837	$—	$36,332

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
During the three months ended March 31, 2019, distributions paid to common stockholders and OP Unit holders totaled $19.4 million, including $7.0 million which was reinvested into additional shares of common stock through our DRIP. For the three months ended March 31, 2019, cash flows provided by operations were $16.5 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Year-To-Date
	March 31, 2019
(In thousands)		Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock issued under the DRIP	$12,304
Distributions reinvested in common stock issued under the DRIP	6,983
Distributions on OP Units	85
Total distributions (1)	$19,372

Source of distribution coverage:
Cash flows provided by operations	$12,389	64.0%
Proceeds received from common stock issued under the DRIP (2)	6,983	36.0%
Total source of distribution coverage	$19,372	100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,510
Net loss attributable to stockholders (in accordance with GAAP)	$(5,111)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.
For the three months ended March 31, 2019, cash flows provided by operations were $16.5 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds received from common stock issued under our DRIP and financings. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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
Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. Pursuant to our New Credit Facility, until the earlier of the first day of the first fiscal quarter in 2019 in which we elect to be subject to other restrictions on distributions under our New Credit Facility or January 1, 2020, we are not permitted to amend or modify our current distribution policy in any manner (including, without limitation, to change the timing, amount or frequency of payments), except to reduce the amount of the distribution. Once we are permitted to increase our distribution rate, provisions in our New Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our New Credit Facility and which is similar but not identical to MFFO; see — Non-GAAP Financial Measures — Funds from Operations) during the applicable period.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our New Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2019, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
On March 21, 2019, we entered into the New Credit Facility. See — Liquidity and Capital Resources for further discussion on material financing transactions. There were no other material changes in our contractual obligations as of March 31, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2019. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Articles Supplementary of Healthcare Trust, Inc.
10.1 (4)
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto.

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Healthcare Trust, Inc.'s Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019.