Form 10-Q
period 2019-06-30
Healthcare Trust, Inc.
filed 2019-08-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland					38-3888962
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
405 Park Ave.,	3rd Floor	,	New York,	New York	10022
(Address of principal executive offices)					(Zip Code)
(212) 415-6500
Registrant's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2019, the registrant had 92,287,059 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$212,470	$209,284
Buildings, fixtures and improvements	2,043,469	2,006,745
Construction in progress	84,032	80,598
Acquired intangible assets	251,458	256,452
Total real estate investments, at cost	2,591,429	2,553,079
Less: accumulated depreciation and amortization	(421,547)	(381,909)
Total real estate investments, net	2,169,882	2,171,170
Cash and cash equivalents	47,498	77,264
Restricted cash	17,679	14,094
Assets held for sale	16,497	52,397
Derivative assets, at fair value	2	4,633
Straight-line rent receivable, net	19,288	17,351
Prepaid expenses and other assets (including $154 due from related parties as of December 31, 2018)	45,907	28,785
Deferred costs, net	13,285	11,752
Total assets	$2,330,038	$2,377,446

LIABILITIES AND EQUITY
Mortgage notes payable, net	$438,326	$462,839
Revolving credit facility	120,618	243,300
Term loan, net	144,811	—
Fannie Mae master credit facilities	359,322	359,322
Market lease intangible liabilities, net	15,332	17,104
Derivative liabilities, at fair value	6,253	—
Accounts payable and accrued expenses (including $700 and $764 due to related parties as of June 30, 2019 and December 31, 2018, respectively)	51,403	40,298
Deferred rent	6,472	7,011
Distributions payable	6,642	6,638
Total liabilities	1,149,179	1,136,512

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 92,030,344 and 91,963,532 shares of common stock issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	919	919
Additional paid-in capital	2,034,918	2,031,967
Accumulated other comprehensive (loss) income	(6,253)	4,582
Distributions in excess of accumulated earnings	(854,660)	(804,331)
Total stockholders' equity	1,174,924	1,233,137
Non-controlling interests	5,935	7,797
Total equity	1,180,859	1,240,934
Total liabilities and equity	$2,330,038	$2,377,446
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from tenants	$96,287	$90,957	$185,005	$180,395

Operating expenses:
Property operating and maintenance	58,804	53,757	111,603	106,863
Impairment charges	19	—	19	733
Operating fees to related parties	5,826	5,763	11,594	11,490
Acquisition and transaction related	31	120	49	293
General and administrative	4,314	4,612	10,612	8,264
Depreciation and amortization	20,299	20,864	40,984	41,633
Total expenses	89,293	85,116	174,861	169,276
Operating income before gain on sale of real estate investments	6,994	5,841	10,144	11,119
Gain on sale of real estate investments	—	—	6,078	—
Operating income	6,994	5,841	16,222	11,119
Other (expense) income:
Interest expense	(12,806)	(12,208)	(26,749)	(23,365)
Interest and other income	—	2	4	5
(Loss) gain on non-designated derivatives	(5)	(150)	(48)	28
Total other expenses	(12,811)	(12,356)	(26,793)	(23,332)
Loss before income taxes	(5,817)	(6,515)	(10,571)	(12,213)
Income tax expense	(297)	(466)	(635)	(775)
Net loss	(6,114)	(6,981)	(11,206)	(12,988)
Net loss attributable to non-controlling interests	60	31	41	47
Net loss attributable to stockholders	(6,054)	(6,950)	(11,165)	(12,941)
Other comprehensive (loss) income:
Unrealized (loss) gain on designated derivatives	(8,416)	1,582	(10,835)	5,546
Comprehensive loss attributable to stockholders	$(14,470)	$(5,368)	$(22,000)	$(7,395)

Basic and diluted weighted-average shares outstanding	91,783,557	90,978,411	92,335,665	90,881,883
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.12)	$(0.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	91,963,532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934
Impact of adoption of ASC 842	—	—	—	—	(87)	(87)	—	(87)
Common stock repurchases	(656,433)	(7)	(13,286)	—	—	(13,293)	—	(13,293)
Share-based compensation	—	—	645	—	—	645	—	645
Distributions declared, $0.42 per share	—	—	—	—	(39,077)	(39,077)	—	(39,077)
Common stock issued through distribution reinvestment plan	723,245	7	13,944	—	—	13,951	—	13,951
Distributions to non-controlling interest holders	—	—	—	—	—	—	(173)	(173)
Other comprehensive loss	—	—	—	(10,835)	—	(10,835)	—	(10,835)
Net loss	—	—	—	—	(11,165)	(11,165)	(41)	(11,206)
Rebalancing of ownership percentage	—	—	1,648	—	—	1,648	(1,648)	—
Balance, June 30, 2019	92,030,344	$919	$2,034,918	$(6,253)	$(854,660)	$1,174,924	$5,935	$1,180,859

	Three Months Ended June 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2019	92,308,777	$922	$2,039,269	$2,163	$(828,852)	$1,213,502	$7,731	$1,221,233
Common stock repurchases	(656,433)	(7)	(13,286)	—	—	(13,293)	—	(13,293)
Share-based compensation	—	—	323	—	—	323	—	323
Distributions declared, $0.21 per share	—	—	—	—	(19,754)	(19,754)	—	(19,754)
Common stock issued through distribution reinvestment plan	378,000	4	6,964	—	—	6,968	—	6,968
Distributions to non-controlling interest holders	—	—	—	—	—	—	(88)	(88)
Other comprehensive loss	—	—	—	(8,416)	—	(8,416)	—	(8,416)
Net loss	—	—	—	—	(6,054)	(6,054)	(60)	(6,114)
Rebalancing of ownership percentage	—	—	1,648	—	—	1,648	(1,648)	—
Balance, June 30, 2019	92,030,344	$919	$2,034,918	$(6,253)	$(854,660)	$1,174,924	$5,935	$1,180,859

The accompanying notes are an integral part of these unaudited consolidated financial statement.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	1,356,059
Common stock repurchases	(603,963)	(6)	(11,046)	—	—	(11,052)	—	(11,052)
Share-based compensation	—	—	639	—	—	639	—	639
Distributions declared, $0.52 per share	—	—	—	—	(47,268)	(47,268)	—	(47,268)
Common stock issued through distribution reinvestment plan	997,022	10	21,084	—	—	21,094	—	21,094
Distributions to non-controlling interest holders	—	—	—	—	—	—	(319)	(319)
Other comprehensive income	—	—	—	5,546	—	5,546	—	5,546
Net loss	—	—	—	—	(12,941)	(12,941)	(47)	(12,988)
Balance, June 30, 2018	91,395,825	$914	$2,019,874	$8,019	$(725,235)	$1,303,572	$8,139	$1,311,711

	Three Months Ended June 30, 2018
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2018	91,251,142	$912	$2,014,844	$6,437	$(698,920)	$1,323,273	$8,344	1,331,617
Common stock repurchases	(229,996)	(2)	(3,025)	—	—	(3,027)	—	(3,027)
Share-based compensation	—	—	320	—	—	320	—	320
Distributions declared, $0.21 per share	—	—	—	—	(19,365)	(19,365)	—	(19,365)
Common stock issued through distribution reinvestment plan	374,679	4	7,735	—	—	7,739	—	7,739
Distributions to non-controlling interest holders	—	—	—	—	—	—	(174)	(174)
Other comprehensive income	—	—	—	1,582	—	1,582	—	1,582
Net loss	—	—	—	—	(6,950)	(6,950)	(31)	(6,981)
Balance, June 30, 2018	91,395,825	$914	$2,019,874	$8,019	$(725,235)	$1,303,572	$8,139	$1,311,711

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,206)	$(12,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,984	41,633
Amortization of deferred financing costs	3,591	4,364
Amortization of mortgage premiums and discounts, net	(103)	(133)
(Accretion) amortization of market lease and other intangibles, net	(35)	163
Bad debt expense	3,613	4,255
Share-based compensation	645	639
Gain on sale of real estate investments, net	(6,078)	—
Gain on non-designated derivatives	48	(28)
Impairment charges	19	733
Changes in assets and liabilities:
Straight-line rent receivable	(1,937)	(4,351)
Prepaid expenses and other assets	(5,699)	(9,543)
Due from related party	—	(23)
Accounts payable, accrued expenses and other liabilities	1,829	1,525
Deferred rent	(539)	1,343
Net cash provided by operating activities	25,132	27,589
Cash flows from investing activities:
Investments in real estate	(44,371)	(35,011)
Capital expenditures	(6,167)	(4,221)
Proceeds from sale of real estate	45,624	—
Net cash provided by (used in) investing activities	(4,914)	(39,232)
Cash flows from financing activities:
Payments on credit facilities	(243,300)	(80,000)
Proceeds from credit facilities	120,618	64,153
Proceeds from term loan	150,000	—
Proceeds from mortgage notes payable	—	118,700
Payments on mortgage notes payable	(25,432)	(62,490)
Payments for derivative instruments	—	(131)
Payments of deferred financing costs	(9,697)	(3,228)
Common stock repurchases	(13,286)	(11,052)
Distributions paid	(25,129)	(30,943)
Distributions to non-controlling interest holders	(173)	(319)
Net cash used in financing activities	(46,399)	(5,310)
Net change in cash, cash equivalents and restricted cash	(26,181)	(16,953)
Cash, cash equivalents and restricted cash, beginning of period	91,358	102,588
Cash, cash equivalents and restricted cash, end of period	$65,177	$85,635

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash, cash equivalents, end of period	$47,498	$71,021
Restricted cash, end of period	17,679	14,614
Cash, cash equivalents and restricted cash, end of period	$65,177	$85,635

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$23,115	$19,853
Cash paid for income taxes	447	244

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	13,951	21,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") invests in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB") located in the United States. As of June 30, 2019, the Company owned 191 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.1 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2019 other than the updates described below.
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
June 30, 2019
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
Revenue Recognition
The Company's revenues, which are derived primarily from lease contracts, which include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of June 30, 2019, these leases had a weighted average remaining lease term of 5.7 years. Rent from tenants in the Company's MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable for, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. The Company's revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company's Seniors Housing — Operating Properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company's SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
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
As of June 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$44,945
2020	86,998
2021	81,333
2022	72,919
2023	62,188
Thereafter	258,437
Total	$606,820
As of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$96,178
2020	91,848
2021	85,563
2022	77,205
2023	65,504
Thereafter	284,929
Total	$701,227

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see Recently Issued Accounting Pronouncements below), the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three month periods ended June 30, 2019 and 2018 such amounts were $0.9 million and $1.7 million, respectively. During the six months ended June 30, 2019 and 2018, such amounts were $3.6 million and $4.3 million, respectively.
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

•
Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $0.1 million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.

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
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods. As of June 30, 2019 the Company did not have any nonemployee awards outstanding that would be impacted by the new guidance, however the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Company will apply this new guidance prospectively to grants of nonemployee awards, if any. The Company has adopted ASU 2018-07 on January 1, 2019.

Pending Adoption as of June 30, 2019
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
Note 3 — Real Estate Investments
The Company owned 191 properties as of June 30, 2019. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the six months ended June 30, 2019, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of three multi-tenant MOBs and two single tenant MOBs for an aggregate contract purchase price of $40.2 million. Additionally, the Company incurred construction in progress costs during the period of $3.4 million, inclusive of capitalized interest totaling $1.7 million. The following table presents the allocation of real estate assets acquired and liabilities assumed, as well as capitalized construction in progress, during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In thousands)	2019	2018
Real estate investments, at cost:
Land	$3,537	$5,084
Buildings, fixtures and improvements	35,227	23,075
Construction in progress	3,434	4,041
Total tangible assets	42,198	32,200
Acquired intangibles:
In-place leases (1)	3,625	2,858
Market lease and other intangible assets (1)	31	59
Market lease liabilities (1)	(1,483)	(106)
Total intangible assets and liabilities	2,173	2,811
Other assets acquired and liabilities assumed in the Asset Acquisition, net (1)	—	—
Cash paid for real estate investments, including acquisitions	$44,371	$35,011
Number of properties purchased	5	7
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired  were 7.0 years and 7.7 years as of June 30, 2019 and 2018, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019 and 2018, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2019 and 2018:

	June 30,
State	2019	2018
Florida	26.2%	16.8%
Michigan	10.6%	12.9%
Georgia	*	10.2%
Pennsylvania	*	10.2%

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
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amortization of in-place leases and other intangible assets (1)	$4,062	$4,853	$7,959	$9,750
(Accretion) and Amortization of above- and below-market leases, net (2)	$(110)	$—	$(156)	$—
Amortization of above- and below-market ground leases, net (3)	$21	$37	$43	$74
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	Remainder 2019	2020	2021	2022	2023
In-place lease assets	$7,283	$13,003	$10,538	$8,533	$6,659
Other intangible assets	262	414	414	414	414
Total to be added to amortization expense	$7,545	$13,417	$10,952	$8,947	$7,073

Above-market lease assets	$(685)	$(1,225)	$(924)	$(576)	$(238)
Below-market lease liabilities	865	1,607	1,389	1,327	1,214
Total to be added to revenue from tenants	$180	$382	$465	$751	$976

Below market ground leases	$116	$222	$214	$214	$212
Above market ground leases	(27)	(54)	(54)	(53)	(36)
Total to be added to property operating and maintenance	$89	$168	$160	$161	$176

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
On February 6, 2019, the Company sold five of the MOB properties within the State of New York (the "New York Six MOBs") for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the six months ended June 30, 2019. The Company had reconsidered the intended holding period for all six of the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company had originally entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million and subsequently, on September 25, 2018, the Company further amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million.
One of the New York Six MOBs remains held for sale as of June 30, 2019 representing $13.1 million which is presented in assets held for sale on the Consolidated Balance Sheet.
During the first quarter of 2019, the Company reconsidered the intended holding period for one of its seniors housing operating properties due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, the Company entered into a purchase and sale agreement for the sale of a SHOP property located in Brookings, OR ("Ocean Park"), for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, the Company recognized an impairment charge of approximately $19,000 on Ocean Park during the second quarter of 2019, which is included on the consolidated statement of operations and comprehensive loss. Ocean Park was held for sale as of June 30, 2019 representing $3.4 million which is presented in assets held for sale on the Consolidated Balance Sheet. Ocean Park was sold on August 1, 2019 (see Note 17 — Subsequent Events for more information).
The following table details the major classes of assets associated with the properties that are classified as held for sale as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Land	$348	$5,285
Buildings, fixtures and improvements	16,149	47,112
Assets held for sale	$16,497	$52,397

Impairment of Held for Use Real Estate Investments
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company's single tenant properties or significant vacancy in the Company's multi-tenant properties and (ii) changes to the Company's expected holding period as a result of business decisions or non-recourse debt maturities. As of June 30, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators, and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used an undiscounted cash flow approach to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
For three of these held for use properties, the Company used purchase and sale agreements to estimate future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at this value and within a specified time in the future. There can be no guarantee that the sales of these properties would close under these terms, or at all. As a result of its consideration of impairment, the Company determined that the carrying

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

values did not exceed their estimated undiscounted cash flows. In connection with the amendment of the Ocean Park purchase and sale agreement, the Company recognized an impairment charge of approximately $19,000, which was recorded for the three and six months ended June 30, 2019.
The Company is currently marketing 14 held for use SHOP properties located in Michigan for a possible sale which have a carrying value of $92.7 million as of June 30, 2019. All but two of these properties are either part of the borrowing base of the Credit Facility or mortgaged under the Company's Bridge Loan or Fannie Mae Master Credit Facilities. There can be no assurances that these properties will sell in part, at all, or above the Company's carrying value.
As of June 30, 2018, as a result of its consideration of impairment, the Company also determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an aggregate impairment charge of $0.7 million, which is included on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018. There were no impairments recorded in the three months ended June 30, 2018. The estimated undiscounted cash flows of the remaining properties evaluated were greater than their carrying value.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The LaSalle Tenant
The Company is currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the tenant, as long as the tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes the Company $6.9 million of rent, property taxes, late fees, and interest receivable thereunder.
On February 15, 2019, the Company filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at these properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, the Company and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the "LaSalle Guarantor"), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company is currently evaluating its options in light of the bankruptcy filing by the LaSalle Guarantor.
The Company has the entire receivable balance and related income from the LaSalle Tenant fully reserved as of June 30, 2019. The Company incurred $0.9 million and $2.3 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three and six months ended June 30, 2019, respectively, which is included in revenue from tenants on the consolidated statement of operations and comprehensive loss. No bad debt expense related to the LaSalle Tenant was recorded during the three and six months ended June 30, 2018.
The NuVista Tenant
The Company had tenants at two of its properties in Florida (collectively, the "NuVista Tenant") that were in default under its leases beginning from July 2017 and collectively owe the Company $10.1 million of rent, property taxes, late fees, and interest receivable under its leases as of June 30, 2019. There can be no guarantee on the collectibility of these receivables, and as such, the Company has the entire receivable balance and related income from the NuVista Tenant fully reserved as of June 30, 2019. The Company did not incur bad debt expense related to the NuVista Tenant during the three months ended June 30, 2019 and incurred $1.1 million during the six months ended June 30, 2019, which is included in revenue from tenants in the consolidated statement of operations and comprehensive loss. The Company incurred bad debt expense related to the NuVista Tenant of $1.2 million and $3.8 million during the three and six months ended June 30, 2018, respectively, which is included in property operating and maintenance expense in the consolidated statement of operations and comprehensive loss. The NuVista Tenant is related to Palm Health Partners, LLC ("Palm"), the developer of the Company's development property in Jupiter, Florida which is also currently in default to the Company (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, the Company and the tenant entered into an operations transfer agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. On February 19, 2019, in response to litigation commenced by the Company against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the Order. Subsequent to the entry into the Order, the Company, its designated manager and NuVista Tenant transitioned operations at the property to the Company’s designated manager. The Company’s designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, the Company signed a lease with a taxable REIT subsidiary (“TRS”) and engaged its designated manager, a third party, to operate the property. This structure is permitted by RIDEA, under which a REIT may lease "qualified health care" properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the three months ended June 30, 2019 the Company received $1.6 million under the OTA for periods prior to the lease termination, which had previously been fully reserved, and is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington, Florida transitioned to the SHOP segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, the Company replaced the NuVista Tenant as a tenant with TRS's, and has engaged a third party to operate the properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company's mortgage notes payable as of June 30, 2019 and December 31, 2018:

		Outstanding Loan Amount as of		Effective Interest Rate(1) as of
Portfolio	Encumbered Properties (2)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	Interest Rate		Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	—	$—	$5,690	—%	6.20%	Variable	(6)	Apr. 2019	(5)
St. Andrews Medical Park - Venice, FL	—	—	6,289	—%	6.20%	Variable	(6)	Apr. 2019	(5)
Palm Valley Medical Plaza - Goodyear, AZ	1	3,168	3,222	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,931	2,977	4.75%	4.75%	Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	23,665	23,905	3.87%	3.87%	Fixed		Jan. 2020
Fox Ridge Bryant - Bryant, AR	1	7,355	7,427	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,843	16,988	3.98%	3.98%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,451	10,541	3.98%	3.98%	Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	—	—	4,793	—%	4.00%	Fixed		Oct. 2019	(5)
Capital One MOB Loan	31	241,987	250,000	4.44%	4.44%	Fixed	(3)	Jun. 2022
Bridge Loan	16	20,271	20,271	4.78%	4.87%	Variable	(7)	Dec. 2019
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Gross mortgage notes payable	74	445,371	470,803	4.44%	4.48%
Deferred financing costs, net of accumulated amortization (4)		(5,569)	(6,591)
Mortgage premiums and discounts, net		(1,476)	(1,373)
Mortgage notes payable, net		$438,326	$462,839
_____________
(1) Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2019 and December 31, 2018.
(2) Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined in Note 5 — Credit Facilities). The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(3)
Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into "pay-fixed" interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(4)
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method for fixed rate loans and the straight-line method for variable rate loans. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined it is probable the financing will not close.

(5)	The loan was repaid and the property was added to the borrowing base under the Credit Facility in April 2019.

(6)	Based on 30-day LIBOR.
(7) Variable rate loan, based on 30-day LIBOR, of which $8.0 million was fixed as a result of entering into "pay-fixed" interest rate swap agreements at June 30, 2019 (see Note 7 — Derivatives and Hedging Activities for additional details).
As of June 30, 2019, the Company had pledged $1.0 billion in total real estate investments, at cost, as collateral for its $445.4 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of June 30, 2019, the Company was in compliance with these financial covenants.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2019 and thereafter:

(In thousands)	Future Principal Payments
2019 (remainder)	$20,929
2020	24,279
2021	892
2022	242,916
2023	6,056
Thereafter	150,299
Total	$445,371

The Company plans to refinance or exercise extension options for the remaining mortgages due in 2019 prior to their maturity.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of June 30, 2019 and December 31, 2018:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility	—		$—	$243,300	—%	4.62%		—		—

Credit Facility:
Revolving Credit Facility			$120,618	$—	4.58%	—%		Variable		Mar. 2024

Term Loan			150,000	—	4.47%	—%		Variable	(6)	Mar. 2024
Deferred financing costs			(5,189)	—
Term Loan, net			144,811	—
Total Credit Facility	76	(2)	$265,429	$—

Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	4.96%	4.83%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	5.01%	4.88%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	98		$624,751	$602,622	4.82%	4.76%	(5)
_______________

(1)	Encumbered properties are as of June 30, 2019.

(2)
The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of June 30, 2019 with a carrying value of $348.4 million.

(4)
Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of June 30, 2019 with a carrying value of $250.4 million.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2019 and December 31, 2018.

(6)
Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into "pay-fixed" interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(7)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
Credit Facility
On March 21, 2014, the Company, through the OP, entered into a senior secured revolving credit facility (as amended from time to time, the “Prior Credit Facility”). On March 13, 2019, the Company entered into a new senior secured credit facility (the ‘‘Credit Facility’’) by amending and restating the Prior Credit Facility prior to its maturity on March 21, 2019. The total commitments under the Credit Facility are $630.0 million and include an uncommitted “accordion feature” whereby, upon the Company's request, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $370.0 million up to a total of $1.0 billion.
The Credit Facility consists of two components, the revolving credit facility (the "Revolving Credit Facility") and the loan (the "Term Loan"). The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one 1-year extension at the Company's option. The Term Loan is interest-only and matures on March 13, 2024. The Revolving Credit Facility has total commitments of up to $480.0 million, and the Term Loan has total commitments of up to $150.0 million (both excluding the accordion feature).
The amount available for borrowings under the Credit Facility is based on the lesser of (1) 55% of the value (or in certain cases cost) of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Like the Prior Credit Facility, the Credit Facility is secured by a pledged pool of the equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. After the closing of the Credit Facility, the 65 properties that had comprised the borrowing base under the Prior Credit Facility comprised the borrowing base under the Credit Facility.
The Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.60% to 2.20%; or (b) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company's leverage, from 0.35% to 0.95%. The Base Rate is defined in the Credit Facility as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the agent as its “prime rate”, (b) 0.5% above the Federal Funds Effective Rate or (c) the then applicable LIBOR for a one-month interest period plus 1.0% per annum.
The Company has the option to have amounts outstanding under the Term Loan bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company's leverage, from 1.55% to 2.15%; or (b) the Base Rate (as defined in the paragraph above), plus an applicable margin that ranges, depending on the Company's leverage, from 0.30% to 0.90%. On April 15, 2019, the Company entered into "pay-fixed" interest rate swaps on the Term Loan, resulting in a weighted average fixed rate of 2.3% plus applicable margin under the Credit Facility.
As of June 30, 2019, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 4.58% and 4.47%, respectively.
The Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants. As of June 30, 2019, the Company was in compliance with the financial covenants under the Credit Facility, and, as of the date of the closing thereunder, the Company was in compliance with the financial covenants under the Prior Credit Facility.
As of June 30, 2019, $150.0 million was outstanding under the Term Loan, while $120.6 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $40.7 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company's wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
Pursuant to the Credit Facility, until no later than January 1, 2020, the Company is not permitted to increase distributions the Company may pay to its stockholders. Once the Company is permitted to increase the distribution rate, provisions in the Credit Facility will restrict the Company from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of Modified FFO (as defined in the Credit Facility and which is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period. Until the Company becomes subject to these distribution restrictions, the Company will be subject to a covenant requiring the Company to maintain a combination of cash, cash equivalents and availability for future borrowings under the Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility based on the same borrowing base properties will be lower.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2019
Derivative assets, at fair value	$—	$2	$—	$2
Derivative liabilities, at fair value	—	(6,253)	—	(6,253)
Total	$—	$(6,251)	$—	$(6,251)

December 31, 2018
Derivative assets, at fair value	$—	$4,633	$—	$4,633
Total	$—	$4,633	$—	$4,633

Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of June 30, 2019. As of June 30, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows. The Company primarily used a purchase and sale agreement to estimate the undiscounted cash flows expected to be generated for this one held for use property, which is an observable input. As a result, the impaired property that the Company evaluated using this approach is classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2019 and December 31, 2018. Impaired real estate investments held for sale were valued using the sale price from the applicable purchase and sale agreement less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Basis of Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2019
Impaired real estate investments held for sale	Non-recurring	$—	$3,374		$3,374
Total		$—	$3,374	$—		$3,374

December 31, 2018
Impaired real estate investments held for use	Non-recurring	$—	$3,341	$—		$3,341
Impaired real estate investments held for sale	Non-recurring	—	4,611	—	4,611
Total		$—	$7,952	$—		$7,952

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019.
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

		June 30, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net (1)	3	$443,895	$455,104	$469,430	$472,585
Revolving Credit Facility	3	$120,618	$119,095	$243,300	$243,300
Term Loan	3	$150,000	$147,392	$—	$—
Fannie Mae Master Credit Facilities	3	$359,322	$360,529	$359,322	$360,675

(1) Carrying value includes mortgage notes payable of $445.4 million and $470.8 million and mortgage premiums and (discounts), net of $1.5 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate "pay-fixed" swaps	Derivative assets, at fair value	$—	$4,582
Interest rate "pay-fixed" swaps	Derivative liabilities, at fair value	$(6,253)	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$2	$51

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
The Company currently has eight interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company's interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2019 through June 30, 2020, the Company estimates that $0.7 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2019 and December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate "pay-fixed" swaps	8	$400,000	2	$250,000

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives	$(7,999)	$1,610	$(10,027)	$5,400
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$417	$28	$808	$(146)
Total amount of interest expense presented in the consolidated income statements	$(12,806)	$(12,208)	$(26,749)	$(23,365)

Non-Designated Derivatives
These derivatives are used to manage the Company's exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were losses of $5,000 and $48,000 for the three and six months ended June 30, 2019, respectively and a loss of $0.2 million and a gain of $28,000 for the three and six months ended June 30, 2018, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	7	$359,322

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019	$2	$—	$—	$2	$—	$—	$2
June 30, 2019	$—	$(6,253)	$—	$(6,253)	$—	$—	$(6,253)
December 31, 2018	$4,633	$—	$—	$4,633	$—	$—	$4,633

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.6 million. As of June 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $6.6 million at June 30, 2019.
Note 8 — Common Stock
As of June 30, 2019 and December 31, 2018, the Company had 92,030,344 and 91,963,532 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan ("DRIP"), net of share repurchases.
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
On April 1, 2019, the independent directors of the Board, who comprise a majority of the Board, unanimously approved an updated estimate of per-share net asset value ("Estimated Per-Share NAV") equal to $17.50 as of December 31, 2018, which was published on April 3, 2019. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Tender Offer
On March 13, 2018, the Company announced a tender offer (the "Tender Offer") to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. On April 4, 2018 and April 16, 2018, the Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. During May 2018, in accordance with the terms of the Tender Offer, the Company

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

accepted for purchase 229,999 shares for a total cost of approximately $3.0 million. The Company has not conducted any tender offers since the Tender Offer.
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
On January 29, 2019, the Company announced that the Board approved an amendment to the SRP changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. This SRP amendment became effective on January 30, 2019. Additionally, on March 27, 2019, the Company announced that the Board approved an amendment to the SRP further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. This SRP amendment became effective on March 28, 2019 (see table below for details on cumulative shares repurchased pursuant to the SRP, including shares repurchased during 2019).
On July 23, 2019, the Company announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019. See Note 17 — Subsequent Events for more details.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased, under the SRP, cumulatively through June 30, 2019.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Six months ended June 30, 2019 (2)	656,434	$20.25
Cumulative repurchases as of June 30, 2019	3,944,690	$21.34

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

(2)
Repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2019, the Company issued 0.7 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $13.9 million.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2019 and December 31, 2018, the Special Limited Partner owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2019 and December 31, 2018, the Advisor held 90 partnership units in the OP designated as "OP Units" ("OP Units").
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
On July 25, 2019, the Company entered into Amendment No. 1 to the Second Amended and Restated Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. For additional information on the Advisory Agreement Amendment, see Note 17 — Subsequent Events.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of June 30, 2019, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equal to the distribution rate received on the Company's common stock. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including the Listing, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
June 30, 2019
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. The Company reimburses the Advisor for personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and six months ended June 30, 2019, the Company incurred $2.3 million and $5.0 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and six months ended June 30, 2018, the Company incurred $2.0 million and $3.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

On July 25, 2019, the Company entered into the Advisory Agreement Amendment. Under the Second A&R Advisory Agreement, including prior to the Advisory Agreement Amendment, the Company has been required to reimburse the Advisor for, among other things, reasonable salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs of employees to the extent that the employees perform services for which the Advisor receives a separate fee.
The Advisory Agreement Amendment clarifies that, with respect to executive officers of the Advisor, the Company is required to reimburse the Advisor or its affiliates for the reasonable salaries and wages, benefits and overhead of the Company’s executive officers, other than for any executive officer that is also a partner, member or equity owner of AR Global, an affiliate of the Advisor.
Further, under the Advisory Agreement Amendment, the aggregate amount of expenses relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”), is limited to the greater of:
(a) $6.8 million (the “Fixed Component”) and
(b) the variable component (the “Variable Component”), which is defined in the Advisory Agreement Amendment as, for any fiscal year:
(i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount will be
(ii) multiplied by 0.29%.
In the event of a reduction in the Real Estate Cost by 25.0% or more pursuant to instructions from the Company’s board of directors, in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement Amendment), then within 12 months following the disposition(s), the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in Investments, the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the reduced assets of the Company.
Both the Fixed Component and the Variable Component will also be increased by an annual cost of living adjustment equal to the portion of the capped reimbursement amount (as determined above) multiplied by the greater of (x) 3.0% and (y) the CPI for the prior year ended December 31st. For these purposes, CPI will be calculated by reference to the United States Department of Labor’s Bureau of Labor Statistics Consumer Price Index, All Urban Consumer Price Index, New York-Newark-Jersey City with reference date (1982-1984) that equals 100.0 or the successor of this index.
For additional information on the Advisory Agreement Amendment, see Note 17 — Subsequent Events.
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,			Payable (Receivable) as of
	2019		2018	2019		2018
(In thousands)	Incurred (1)		Incurred (1)	Incurred (1)		Incurred (1)	June 30, 2019		December 31, 2018
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$14		$50	$32		$110	$14		$32
Due from HT III related to Asset Purchase (2)	—		—	—		—	—		(154)
Ongoing fees and reimbursements:
Asset management fees	4,875		4,875	9,750		9,750	—		—
Property management fees	950		888	1,844		1,740	144		58
Professional fees and other reimbursements	2,431	(4)	2,162	5,306	(4)	4,208	542	(5)	674	(5)
Distributions on Class B Units (3)	76		76	151		186	—		—
Total related party operation fees and reimbursements	$8,346		$8,051	$17,083		$15,994	$700		$610

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

_______________

(1)	There were no fees or reimbursements forgiven during the six months ended June 30, 2019 or 2018.

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

(3)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of June 30, 2019, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

(4)	Includes $1.7 million and $3.5 million related to the Capped Reimbursement Amount for the three and six months ended June 30, 2019.

(5)	Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation ("RCAP") which were related parties of the Company.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the six months ended June 30, 2019 or 2018. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company's investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the six months ended June 30, 2019 or 2018. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table reflects the amount of restricted shares outstanding as of June 30, 2019. There was no activity for the three months ended June 30, 2019.

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2018	322,242	$21.41
Vested	(533)	22.50
Unvested, June 30, 2019	321,709	21.79

As of June 30, 2019, the Company had $7.0 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 4.7 years. Compensation expense related to restricted shares was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively. Compensation expense related to restricted shares was approximately $320,000 and $639,000 for the three and six months ended June 30, 2018, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and six months ended June 30, 2019 or 2018.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2018	$4,582
Other comprehensive income, before reclassifications	(10,027)
Amount of gain reclassified from accumulated other comprehensive income	(808)
Balance, June 30, 2019	$(6,253)

Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of June 30, 2019 and December 31, 2018, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. During the six months ended June 30, 2019 and 2018, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.3 million, respectively.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

entity in these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)		Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended June 30,		Six Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	As of June 30, 2019	As of June 30, 2019	As of June 30, 2019	As of December 31, 2018	2019	2018	2019	2018
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$407	2.5%	$14,298	$14,747	$—	$87	$—	$87
UnityPoint Clinic Portfolio (2)	December 2017	$495	5.0%	$9,041	$9,241	$—	$—	$—	$—
______________
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2) Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the
Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to stockholders (in thousands)	$(6,054)	$(6,950)	$(11,165)	$(12,941)
Basic and diluted weighted-average shares outstanding	91,783,557	90,978,411	92,335,665	90,881,883
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.12)	$(0.14)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested restricted shares (1)	322,131	378,089	322,186	382,326
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,087,379	1,143,337	1,087,434	1,147,574
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 321,709 and 381,710 unvested restricted shares outstanding as of June 30, 2019 and 2018, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of June 30, 2019 and 2018.

(3)
Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of June 30, 2019 and 2018. These Class B Units are unvested as of June 30, 2019 and 2018 (see Note 9 — Related Party Transactions for additional information).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 15 — Segment Reporting
During the six months ended June 30, 2019 and 2018, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
As described in more detail below, on April 1, 2019 the Company transitioned one property located in Wellington, Florida (the "Transition Property") from its triple-net leased healthcare facilities segment to its Seniors Housing — Operating Properties segment. See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and six months ended June 30, 2019 and 2018.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,067	$3,461	$67,759	$96,287	$50,325	$6,997	$127,683	$185,005
Property operating and maintenance	8,021	428	50,355	58,804	14,968	839	95,796	111,603
NOI	$17,046	$3,033	$17,404	37,483	$35,357	$6,158	$31,887	73,402
Impairment charges				(19)				(19)
Operating fees to related parties				(5,826)				(11,594)
Acquisition and transaction related				(31)				(49)
General and administrative				(4,314)				(10,612)
Depreciation and amortization				(20,299)				(40,984)
Interest expense				(12,806)				(26,749)
Interest and other income				—				4
Loss on sale of real estate investments				—				6,078
(Loss) gain on non-designated derivatives				(5)				(48)
Income tax expense				(297)				(635)
Net loss attributable to non-controlling interests				60				41
Net loss attributable to stockholders				$(6,054)				$(11,165)
_______________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and six months ended June 30, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018				2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,207	$4,918	$60,832	$90,957	$49,197	$9,943	$121,255	$180,395
Property operating and maintenance	8,127	638	44,992	53,757	15,342	358	91,163	106,863
NOI	$17,080	$4,280	$15,840	37,200	$33,855	$9,585	$30,092	73,532
Impairment charges				—				(733)
Operating fees to related parties				(5,763)				(11,490)
Acquisition and transaction related				(120)				(293)
General and administrative				(4,612)				(8,264)
Depreciation and amortization				(20,864)				(41,633)
Interest expense				(12,208)				(23,365)
Interest and other income				2				5
(Loss) gain on non-designated derivative instruments				(150)				28
Income tax expense				(466)				(775)
Net loss attributable to non-controlling interests				31				47
Net loss attributable to stockholders				$(6,950)				$(12,941)
_______________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and six months ended June 30, 2018.

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2019	December 31, 2018
ASSETS
Investments in real estate, net:
Medical office buildings	$895,448	$878,703
Triple-net leased healthcare facilities (1)	239,608	289,686
Construction in progress (2)	94,032	90,829
Seniors housing — operating properties (1)	940,794	911,952
Total investments in real estate, net	2,169,882	2,171,170
Cash and cash equivalents	47,498	77,264
Restricted cash	17,679	14,094
Assets held for sale	16,497	52,397
Derivative assets, at fair value	2	4,633
Straight-line rent receivable, net	19,288	17,351
Prepaid expenses and other assets	45,907	28,785
Deferred costs, net	13,285	11,752
Total assets	$2,330,038	$2,377,446
______________________
(1) The Transition Property is presented within the Seniors Housing — Operating Properties segment as of June 30, 2019 and December 31, 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

(2) Included in the triple net leased healthcare facilities segment.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Medical office buildings	$1,537	$1,703	$1,734	$2,226
Triple-net leased healthcare facilities	—	30	17	68
Seniors housing — operating properties	2,865	1,313	4,416	1,927
Total capital expenditures	$4,402	$3,046	$6,167	$4,221

______________________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and six months ended June 30, 2019 and 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 16 — Commitments and Contingencies
On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to 11 ground operating leases (see Note 2 — Summary of Significant Accounting Policies for additional information on the impact of adopting the new standard). Two of these ground operating leases related to the New York Six MOBs which were sold during the six months ended June 30, 2019.
As of June 30, 2019, the Company has nine operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The nine operating leases have durations, including assumed renewals, ranging from 13.3 to 88.2 years.
As of June 30, 2019, the Company’s balance sheet includes ROU assets and liabilities of $7.3 million and $9.3 million, respectively, which are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company's ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company's estimate of this rate required significant judgment.
The Company's ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 43.3 years and a weighted-average discount rate of 7.35% as of June 30, 2019. For the three and six months ended June 30, 2019, the Company paid cash of $0.2 million and $0.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.5 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended June 30, 2019.
The following table reflects the base cash rental payments due from the Company as of June 30, 2019:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases
2019 (remainder)	$331	$40
2020	666	82
2021	678	84
2022	697	86
2023	699	88
Thereafter	31,251	7,590
Total lease payments	34,322	7,970
Less: Effects of discounting	(25,004)	(3,139)
Total present value of lease payments	$9,318	$4,831

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of June 30, 2019, the Company had funded $94.0 million, including $10.0 million for the land and $84.0 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of June 30, 2019, the Company had funded $12.0 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing the Company for any amounts funded. Entities related to Palm, referred to herein as the NuVista Tenant, owe the Company significant amounts due to defaults under leases with the Company at other properties in the Company's portfolio (see Note 3 — Real Estate Investments for more information). The Company currently does not expect that Palm will reimburse the Company for construction overruns funded and there can be no assurance that they will do so, in whole or in part.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Although the Company is still working to obtain the CO, the Company may consider other alternatives for this property. If the Company were to pursue other alternatives, there can be no assurance as to the ultimate outcome of this development property.
Concurrent with the acquisition, the Company entered into a loan agreement and lease agreement with an affiliate of Palm. The loan agreement is intended to provide working capital to the tenant during the initial operating period of the facility and allows for borrowings of up to $2.7 million from the Company on a non-revolving basis. Any outstanding principal balances under the loan will bear interest at 7.0% per year, payable on the first day of each fiscal quarter. As of June 30, 2019 and December 31, 2018, there were no amounts outstanding under the loan agreement as operations at the facility have not yet started.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Ocean Park Disposition
On August 1, 2019, the Company closed its disposition of Ocean Park for a contract sale price of $3.5 million resulting in net proceeds after the repayment of debt and closing costs of $1.6 million.
Acquisition subsequent to June 30, 2019
Subsequent to June 30, 2019, the Company has acquired three MOB located in Springfield, MA for an aggregate contract purchase price of $12.2 million, excluding acquisition related costs.
Share Repurchase Plan Amendment
On July 23, 2019, the Company announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019.
Advisory Agreement Amendment
On July 25, 2019, the Company entered into the Advisory Agreement Amendment. Under the Second A&R Advisory Agreement, including prior to the Advisory Agreement Amendment, the Company has been required to reimburse the Advisor for, among other things, reasonable salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs of employees to the extent that the employees perform services for which the Advisor receives a separate fee.
The Advisory Agreement Amendment clarifies that, with respect to executive officers of the Advisor, the Company is required to reimburse the Advisor or its affiliates for the reasonable salaries and wages, benefits and overhead of the Company’s executive officers, other than for any executive officer that is also a partner, member or equity owner of AR Global, an affiliate of the Advisor.
Further, under the Advisory Agreement Amendment, the aggregate amount of expenses relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “capped reimbursement amount”), is limited to the greater of:
(a) $6.8 million (the “Fixed Component”) and
(b) the variable component (the “Variable Component”), which is defined in the Advisory Agreement Amendment as, for any fiscal year:
(i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount will be
(ii) multiplied by 0.29%.
In the event of a reduction in the Real Estate Cost by 25.0% or more pursuant to instructions from the Company’s board of directors, in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement Amendment), then within 12 months following the disposition(s), the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in Investments, the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the reduced assets of the Company.
Both the Fixed Component and the Variable Component will also be increased by an annual cost of living adjustment equal to the portion of the capped reimbursement amount (as determined above) multiplied by the greater of (x) 3.0% and (y) the CPI

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

for the prior year ended December 31st. For these purposes, CPI will be calculated by reference to the United States Department of Labor’s Bureau of Labor Statistics Consumer Price Index, All Urban Consumer Price Index, New York-Newark-Jersey City with reference date (1982-1984) that equals 100.0 or the successor of this index.

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

•
Provisions in our revolving credit facility (our "Revolving Credit Facility") and the related term loan facility (our "Term Loan"), which together comprise our senior secured credit facility (our "Credit Facility"), currently restrict us from increasing the rate we pay distributions to our stockholders, and contains other restrictions that limit our ability to pay distributions in the future. There can be no assurance that we will be able to continue paying distributions at the current rate, or at all.

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

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings ("MOB"), located in the United States. As of June 30, 2019, we owned 191 properties located in 31 states and comprised of 9.1 million rentable square feet.
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

Properties
The following table presents certain additional information about the properties we owned as of June 30, 2019:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased		Weighted Average Remaining Lease Term in Years (1)	Gross Asset Value (2)
						(In thousands)
Medical Office Buildings	111	3,843,614	90.6%		5.1	$1,052,749
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple-Net Leased	4	102,753	100.0%		11.5	55,000
Hospitals	6	514,962	90.7%		7.6	133,575
Post-Acute / Skilled Nursing (3)	8	354,016	100.0%		8.3	86,566
Total Triple-Net Leased Healthcare Facilities	18	971,731	95.1%		8.3	275,141
Seniors Housing — Operating Properties (3)	59	4,255,433	85.3%	(5)	N/A	1,157,467
Land	2	N/A	N/A		N/A	3,665
Construction in Progress (4)	1	N/A	N/A		N/A	94,032
Total Portfolio	191	9,070,778				$2,583,054
_______________

(1)	Weighted-average remaining lease term in years is calculated based on square feet as of June 30, 2019.

(2)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

(3)
One property was transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2019 (the "Transition Property"). The Transition Property is presented within the Seniors Housing — Operating Properties segment as of June 30, 2019. See Results of Operations for more information on this property.

(4)	Relates to a development property in Jupiter, Florida (see Note 16 — Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q).

(5)	Weighted by unit count as of June 30, 2019.

N/A	Not applicable.

Results of Operations
As of June 30, 2019, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing communities under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Under RIDEA, a REIT may lease "qualified health care" properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of June 30, 2019, we had 15 eligible independent contractors operating 59 SHOPs. All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2019, we owned 191 properties. There were 172 properties (our "Same Store" properties) owned for the entire year ended December 31, 2018 and six months ended June 30, 2019, including two vacant land parcels and one property under development. During the period from January 1, 2018 to June 30, 2019, we acquired 19 properties (our "Acquisitions") and disposed of 13 properties (our "Dispositions"). As described in more detail under "— Comparison of the Six Months Ended June 30, 2019 and 2018 — Transition Properties" below, our Same Store properties includes the one Transition Property that was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2019. We adjusted our Same Store for those segments to include the Transition Property as part of our Same Store in our SHOP segment and excluded it entirely from the Same Store in our triple-net leased healthcare facilities segment (each segment as so adjusted, the "Segment Same Store"). See Results of Operations — The NuVista Tenant for further information about the Transition Property and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2018 to June 30, 2019:

Number of Properties
Number of properties, January 1, 2018	185
Acquisition activity during the year ended December 31, 2018	14
Disposition activity during the year ended December 31, 2018	(8)
Number of properties, December 31, 2018	191
Acquisition activity during the six months ended June 30, 2019	5
Disposition activity during the six months ended June 30, 2019	(5)
Number of properties, June 30, 2019	191

Number of Same Store Properties (1)	172
_______________
(1) Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.

Comparison of the Three Months Ended June 30, 2019 and 2018
Net loss attributable to stockholders was $6.1 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively. The following table shows our results of operations for the three months ended June 30, 2019 and 2018 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$
Revenue from tenants	$96,287	$90,957	$5,330

Operating expenses:
Property operating and maintenance	58,804	53,757	5,047
Impairment charges	19	—	19
Operating fees to related parties	5,826	5,763	63
Acquisition and transaction related	31	120	(89)
General and administrative	4,314	4,612	(298)
Depreciation and amortization	20,299	20,864	(565)
Total expenses	89,293	85,116	4,177
Operating income before gain on sale of real estate investments	6,994	5,841	1,153
Gain on sale of real estate investment	—	—	—
Operating income	6,994	5,841	1,153
Other income (expense):
Interest expense	(12,806)	(12,208)	(598)
Interest and other income	—	2	(2)
Loss on non-designated derivatives	(5)	(150)	145
Total other expenses	(12,811)	(12,356)	(455)
Loss before income taxes	(5,817)	(6,515)	698
Income tax expense	(297)	(466)	169
Net loss	(6,114)	(6,981)	867
Net loss attributable to non-controlling interests	60	31	29
Net loss attributable to stockholders	$(6,054)	$(6,950)	$896
Transition Property
As described in more detail below, our Same Store includes one Transition Property, our property in Wellington, Florida, which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from April 1, 2019 through June 30, 2019. During the three months ended June 30, 2019, as shown in more detail in the table below, the Transition Property contributed $1.9 million of NOI, an increase of $2.1 million from the $0.1 million negative NOI for the three months ended June 30, 2018. The results of operations of this property is included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to this property is included in property operating and maintenance expense on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.

The following table presents by segment Same Store properties' NOI before and after adjusting for the Transition Property as described above, to arrive at "Segment Same Store" results. Our MOB segment was not affected by the Transition Property.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$9,747	$(7,100)	$2,647	$5,212	$(1,239)	$3,973	$4,535	$(5,861)	$(1,326)
Less: Property operating and maintenance	5,614	(5,186)	428	2,007	(1,378)	629	3,607	(3,808)	(201)
NOI	$4,133	$(1,914)	$2,219	$3,205	$139	$3,344	$928	$(2,053)	$(1,125)

SHOP Segment
Total revenues	60,659	7,100	67,759	59,593	1,239	60,832	1,066	5,861	6,927
Less: Property operating and maintenance	45,169	5,186	50,355	43,614	1,378	44,992	1,555	3,808	5,363
NOI	$15,490	$1,914	$17,404	$15,979	$(139)	$15,840	$(489)	$2,053	$1,564

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
As discussed in Note 2 — Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases on January 1, 2019. The following is a summary of the impacts of the new accounting guidance, as lessor, on the presentation of the NOI tables below:

•
Since we elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, we have aggregated revenue from our lease components and non-lease components (tenant operating expense reimbursements) into one line named "Revenue from tenants." The prior period has been conformed to this new presentation.

•
Changes in our assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue from tenants, rather than a charge to bad debt expense which was recorded within property operating and maintenance. We began this new classification the first quarter of 2019 and reclassification of prior period amounts is not permitted.

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended June 30, 2019 and 2018:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$22,703	$23,518	$(815)	$2,784	$331	$2,453	$(420)	$1,358	$(1,778)	$25,067	$25,207	$(140)
Less: Property operating and maintenance	6,484	7,400	(916)	957	111	846	580	616	(36)	8,021	8,127	(106)
NOI	$16,219	$16,118	$101	$1,827	$220	$1,607	$(1,000)	$742	$(1,742)	$17,046	$17,080	$(34)
_______________

(1)	Our MOB segment included 99 Same Store properties.

(2)	Our MOB segment included 17 Acquisition properties.

(3)	Our MOB segment included five Disposition properties.

(4)	Our MOB segment included 111 properties as of June 30, 2019.
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
Of our 19 Acquisitions, 17 were MOB Acquisitions. During the quarter ended June 30, 2019, these MOB Acquisitions contributed $1.8 million of NOI and were partially offset by five MOB Disposition properties which contributed a $1.7 million decrease in MOB segment NOI during the three months ended June 30, 2019.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple net leased healthcare facilities segment for the three months ended June 30, 2019 and 2018:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$2,647	$3,973	$(1,326)	$814	$—	$814	$—	$945	$(945)	$3,461	$4,918	$(1,457)
Less: Property operating and maintenance	428	629	(201)	—	—	—	—	9	(9)	428	638	(210)
NOI	$2,219	$3,344	$(1,125)	$814	$—	$814	$—	$936	$(936)	$3,033	$4,280	$(1,247)
_______________

(1)	Our triple-net leased healthcare facilities segment included 17 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included two Acquisition properties.

(3)	Our triple-net leased healthcare facilities segment included eight Disposition properties.

(4)	Our triple-net leased healthcare facilities included 19 properties as of June 30, 2019.
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
During the three months ended June 30, 2019, revenue from tenants in our triple-net leased healthcare facilities segment decreased $1.5 million, compared to the three months ended June 30, 2018. Revenue from tenants in our triple-net leased Same Store and Acquisitions contributed $1.3 million and $0.8 million, respectively, to the decrease and were partially offset by a decrease of $0.9 million from our triple-net leased Dispositions.
Property operating and maintenance expenses of $0.4 million during the three months ended June 30, 2019 primarily relates to property taxes and operating expenses related to four of our properties in Texas (collectively, the "LaSalle Tenant") and the NuVista Tenant. Property operating and maintenance expense during the three months ended June 30, 2018 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle and NuVista tenant, which is described below in more detail.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $6.9 million of rent, property taxes, late fees, and interest receivable thereunder.
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

We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of June 30, 2019. We incurred $0.9 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended June 30, 2019 which is included in revenue from tenants during the three months ended June 30, 2019 on the consolidated statement of operations. No bad debt expense was recorded during the three months ended June 30, 2019.
The NuVista Tenant
We had tenants at two of our properties in Florida (collectively, the "NuVista Tenant") that were in default under its leases beginning from July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of June 30, 2019. There can be no guarantee on the collectibility of these receivables, as such, we have the entire receivable balance and related income from the NuVista Tenant fully reserved as of June 30, 2019. We did not incur bad debt expense related to the NuVista Tenant during the three months ended June 30, 2019 and incurred $1.2 million of bad debt expense related to the NuVista Tenant, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended June 30, 2018 which is included in revenue from tenants during the three months ended June 30, 2019 and property operating and maintenance expense during the three months ended June 30, 2018 on the consolidated statement of operations.
The NuVista Tenant are related to Palm Health Partners, LLC ("Palm"), the developer of our development property in Jupiter, Florida which is also currently in default to us (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. On February 19, 2019, in response to litigation commenced by us against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the order. Subsequent to the entry into the Order, we, our designated manager and NuVista Tenant have worked to transition operations at the property to our designated manager. The Company’s designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order terminating the existing lease with the NuVista Tenant. Following entry into the order, we signed a lease with a TRS and engaged its designated manager, to operate the property. This structure is permitted by RIDEA, under which a REIT may lease "qualified health care" properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the three months ended June 30, 2019 we received $1.6 million under the OTA for periods prior to the lease termination, which had previously been fully reserved, and is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington, Florida transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, the Company replaced the NuVista Tenant as a tenant with TRS's, and has engaged a third party to operate the properties.
The NuVista Tenant is related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See Liquidity and Capital Resources — Palm and the NuVista Tenant for further details.

Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended June 30, 2019 and 2018:

	Segment Total (1)
	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$
Revenue from tenants	$67,759	$60,832	$6,927
Less: Property operating and maintenance	50,355	44,992	5,363
NOI	$17,404	$15,840	$1,564
_______________

(1)	Our SHOP segment included 61 Same Store properties, including two land parcels. There were no acquisitions or dispositions in the SHOP segment since April 1, 2018.
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
During the three months ended June 30, 2019, revenues from tenants increased by $6.9 million in our SHOP segment as compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, property operating and maintenance expense increased $5.4 million in our SHOP segment as compared to the three months ended June 30, 2018, primarily due to increased wages and building operational expenses.
Other Results of Operations
Operating Fees to Related Parties
Operating fees to related parties were $5.8 million for the three months ended June 30, 2019 and 2018. Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees remained unchanged at $4.9 million for the three months ended June 30, 2019 and 2018.
Property management fees were consistent at $1.0 million for the three months ended June 30, 2019 and 2018. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were approximately $31,000 for the three months ended June 30, 2019, compared to approximately $0.1 million for the three months ended June 30, 2018. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million to $4.3 million for the three months ended June 30, 2019 compared to $4.6 million for the three months ended June 30, 2018, which includes $2.5 million and $2.2 million, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as "Class B Units" ("Class B Units") to related parties. The decrease in general and administrative expenses primarily relate to lower professional fees for audit, transfer agent and legal services incurred in the second quarter of 2019 due to an acceleration in the timing of completing and filing our definitive proxy statement in 2019 as compared to 2018. The decrease was partially offset by the higher expense reimbursements discussed above.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.6 million to $20.3 million for the three months ended June 30, 2019 from $20.9 million for the three months ended June 30, 2018. The decrease was due to a decrease in Same Store depreciation and amortization of $1.2 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $0.6 million, partially offset by an increase due to our acquisitions of approximately $1.2 million.

Interest Expense
Interest expense increased $0.6 million to $12.8 million for the three months ended June 30, 2019 from $12.2 million for the three months ended June 30, 2018. The increase in interest expense resulted from increases in interest rates as well as higher overall outstanding debt including new borrowings under our master credit facilities related to Fannie Mae's Multifamily MBS program (the "Fannie Mae Master Credit Facilities") and the $118.7 million loan from KeyBank National Association (the "Multi-Property CMBS Loan") in April 2018. This increase in outstanding debt was partially offset by paydowns of our multi-property mortgage loan with Capital One, National Association (the "Bridge Loan") entered into in December 2017. As of June 30, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.66% per year. As of June 30, 2018 we had total borrowings of $990.6 million, at a weighted average interest rate of 4.40%.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period.
(Loss) Gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments for the three months ended June 30, 2019 and 2018 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
Income tax expense of approximately $0.3 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $60,000 for the three months ended June 30, 2019. Net loss attributable to non-controlling interests was approximately $31,000 for the three months ended June 30, 2018. These amounts represent the portion of our net income that is related to limited partner interests in the OP ("OP Units") and other non-controlling interest holders in our subsidiaries that own certain properties.

Comparison of the Six Months Ended June 30, 2019 and 2018
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $11.2 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively. The following table shows our results of operations for the six months ended June 30, 2019 and 2018 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$
Revenue from tenants	$185,005	$180,395	$4,610

Operating expenses:
Property operating and maintenance	111,603	106,863	4,740
Impairment charges	19	733	(714)
Operating fees to related parties	11,594	11,490	104
Acquisition and transaction related	49	293	(244)
General and administrative	10,612	8,264	2,348
Depreciation and amortization	40,984	41,633	(649)
Total expenses	174,861	169,276	5,585
Operating income before gain on sale of real estate investments	10,144	11,119	(975)
Gain on sale of real estate investment	6,078	—	6,078
Operating income	16,222	11,119	5,103
Other income (expense):
Interest expense	(26,749)	(23,365)	(3,384)
Interest and other income	4	5	(1)
(Loss) gain on non-designated derivatives	(48)	28	(76)
Total other expenses	(26,793)	(23,332)	(3,461)
Loss before income taxes	(10,571)	(12,213)	1,642
Income tax expense	(635)	(775)	140
Net loss	(11,206)	(12,988)	1,782
Net loss attributable to non-controlling interests	41	47	(6)
Net loss attributable to stockholders	$(11,165)	$(12.941)	$1,776
Transition Property
As described in more detail below, our Same Store includes one Transition Property, which is a property that was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2019. During the six months ended June 30, 2019, as shown in more detail in the table below, the Transition Property contributed $1.3 million of NOI, an increase of $2.9 million from the $1.6 million negative NOI for the six months ended June 30, 2018. The results of operations of this property is included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to this property is included in property operating and maintenance expense on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.

The following table presents by segment Same Store properties' NOI before and after adjusting for the Transition Property as described above, to arrive at 'Segment Same Store' results. Our MOB segment was not affected by the Transition Property.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store
NNN Segment
Revenue from tenants	$12,469	$(7,100)	$5,369	$10,525	$(2,479)	$8,046	$1,944	$(4,621)	$(2,677)
Less: Property operating and maintenance	6,617	(5,778)	839	4,401	(4,084)	317	2,216	(1,694)	522
NOI	$5,852	$(1,322)	$4,530	$6,124	$1,605	$7,729	$(272)	$(2,927)	$(3,199)

SHOP Segment
Revenue from tenants	$120,583	$7,100	$127,683	$118,776	$2,479	$121,255	$1,807	$4,621	$6,428
Less: Property operating and maintenance	90,018	5,778	95,796	87,079	4,084	91,163	2,939	1,694	4,633
NOI	$30,565	$1,322	$31,887	$31,697	$(1,605)	$30,092	$(1,132)	$2,927	$1,795
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
As discussed in Note 2 — Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases on January 1, 2019. The following is a summary of the impacts of the new accounting guidance, as lessor, on the presentation of the NOI tables below:

•
Since we elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, we have aggregated revenue from our lease components and non-lease components (tenant operating expense reimbursements) into one line named "Revenue from tenants." The prior period has been conformed to this new presentation.

•
Changes in our assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue from tenants, rather than a charge to bad debt expense which was recorded within property operating and maintenance. We began this new classification the first quarter of 2019 and reclassification of prior period amounts is not permitted.

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the six months ended June 30, 2019 and 2018:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$44,396	$45,532	$(1,136)	$6,020	$983	$5,037	$(91)	$2,682	$(2,773)	$50,325	$49,197	$1,128
Less: Property operating and maintenance	12,666	14,069	(1,403)	1,856	250	1,606	446	1,023	(577)	14,968	15,342	(374)
NOI	$31,730	$31,463	$267	$4,164	$733	$3,431	$(537)	$1,659	$(2,196)	$35,357	$33,855	$1,502
_______________

(1)	Our MOB segment included 94 Same Store properties.

(2)	Our MOB segment included 17 Acquisition properties.

(3)	Our MOB segment included five Disposition properties.
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
Of our 19 Acquisitions, 17 were MOB Acquisitions. During the six months ended June 30, 2019, these MOB Acquisitions contributed $4.2 million of NOI, which represented the majority of the $1.5 million increase in the MOB segment NOI. Our Same Store NOI increased $0.3 million, driven primarily by a decrease in property operating and maintenance expenses of $1.4 million due to one-time legal fees incurred during the six months ended June 30, 2018. These increases were partially offset by five MOB Disposition properties which contributed a $2.2 million decrease in MOB segment NOI during the six months ended June 30, 2019.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple net leased healthcare facilities segment for the six months ended June 30, 2019 and 2018:

	Same Store (1)			Acquisitions(2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$5,369	$8,046	$(2,677)	$1,628	$—	$1,628	$—	$1,897	$(1,897)	$6,997	$9,943	$(2,946)
Less: Property operating and maintenance	839	317	522	—	—	—	—	41	(41)	839	358	481
NOI	$4,530	$7,729	$(3,199)	$1,628	$—	$1,628	$—	$1,856	$(1,856)	$6,158	$9,585	$(3,427)
_______________

(1)	Our triple-net leased healthcare facilities segment included 17 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included two Acquisition properties.
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
During the six months ended June 30, 2019, revenue from tenants in our triple-net leased healthcare facilities segment decreased $2.9 million compared to the six months ended June 30, 2018 due to bad debt expense within Same Store properties, primarily from the bad debt expense incurred from four of the LaSalle Tenant and the NuVista Tenant which is now presented within revenue from tenants (see Note 2 - Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases on January 1, 2019). The decrease in revenue from tenants in our triple-net leased Same Store properties of $2.7 million and the decrease on in our triple-net leased Dispositions of $1.9 million, were partially offset by an increase in our triple-net leased Acquisitions of $1.6 million.
Property operating and maintenance expenses of $0.8 million during the six months ended June 30, 2019 primarily relates to property taxes and operating expenses related to the LaSalle Tenant and the NuVista Tenant. Property operating and maintenance expense during the six months ended June 30, 2018 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle and NuVista tenant, which is described below.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. See — Results of Operations — Comparison of the Three Months Ended June 30, 2019 and 2018 for additional information on the LaSalle Tenant. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of June 30, 2019. We incurred $2.3 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the six months ended June 30, 2019 which is included in revenue from tenants in the consolidated statement of operations.
The NuVista Tenant
The NuVista Tenant was in default under its leases beginning from July 2017. See — Results of Operations — Comparison of the Three Months Ended June 30, 2019 and 2018 for additional information on the NuVista Tenant. We incurred $1.1 million and $3.8 million of bad debt expense related to the NuVista Tenant during the six months ended June 30, 2019 and 2018, respectively which is included in revenue from tenants during the six months ended June 30, 2019 and property operating and maintenance expense during the six months ended June 30, 2018 in the consolidated statement of operations.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the six months ended June 30, 2019 and 2018:

	Same Store (1)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018	$
Revenue from tenants	$127,683	$121,255	$6,428	$127,683	$121,255	$6,428
Less: Property operating and maintenance	95,796	91,163	4,633	95,796	91,163	4,633
NOI	$31,887	$30,092	$1,795	$31,887	$30,092	$1,795
_______________

(1)	Our SHOP segment included 61 Same Store properties, including two land parcels. There were no acquisitions or dispositions in the SHOP segment since January 1, 2018.
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
During the six months ended June 30, 2019, revenues from tenants increased by $6.4 million in our SHOP segment as compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, property operating and maintenance expense increased $4.6 million in our SHOP segment as compared to the six months ended June 30, 2018, primarily due to increased wages and building operational expenses.
Other Results of Operations
Impairment Charges
We recorded $19,000 and approximately $0.7 million of impairment charges for the six months ended June 30, 2019 and 2018, respectively. See Note 3 — Real Estate Investments for additional information on the impairment charges for the six months ended June 30, 2019. The impairment charges for the six months ended June 30, 2018 related to one held for use property that had a carrying value in excess of its estimated fair value.
Operating Fees to Related Parties
Operating fees to related parties increased $0.1 million to $11.6 million for the six months ended June 30, 2019 from $11.5 million for the six months ended June 30, 2018.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended June 30, 2019 and 2018 for additional information). Asset management fees were $9.8 million for the six months ended June 30, 2019 and 2018.
Property management fees increased $0.1 million to $1.8 million during the six months ended June 30, 2019 from $1.7 million for the six months ended June 30, 2018. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were approximately $49,000 for the six months ended June 30, 2019 and approximately $0.3 million for the six months ended June 30, 2018. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses increased $2.3 million to $10.6 million for the six months ended June 30, 2019 from $8.3 million for the six months ended June 30, 2018, which includes $5.5 million and $4.4 million, respectively, incurred in expense reimbursements and distributions on Class B Units to related parties. The increase in general and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties in part due to expenses incurred as a result of an acceleration in the timing of completing and filing our definitive proxy statement in 2019 as compared to 2018.

Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.6 million to $41.0 million for the six months ended June 30, 2019 from $41.6 million for the six months ended June 30, 2018. The decrease was due to a decrease in Same Store depreciation and amortization of $2.1 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $0.9 million, partially offset by an increase due to our acquisitions of approximately $2.4 million.
Interest Expense
Interest expense increased $3.4 million to $26.7 million for the six months ended June 30, 2019 from $23.4 million for the six months ended June 30, 2018. The increase in interest expense resulted from increases in interest rates as well as higher overall outstanding debt including new borrowings under our Fannie Mae Master Credit Facilities and the $118.7 Multi-Property CMBS Loan in April 2018. As of June 30, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.66%. As of June 30, 2018 we had total borrowings of $990.6 million, at a weighted average interest rate of 4.40%.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $4,000 for the six months ended June 30, 2019 and $5,000 for the six months ended June 30, 2018.
(Loss) Gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments for the six months ended June 30, 2019 and 2018 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
Income tax expense of $0.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax expenses incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $41,000 and approximately $47,000 for the six months ended June 30, 2019 and 2018, which represents the portion of our net income that is related to the OP Units and other non-controlling interest holders in our subsidiaries that own certain properties.
Gain on Sale of Real Estate Investments
During the six months ended June 30, 2019, we sold five of six related MOB properties located within the State of New York (the “New York Six MOBs”) which resulted in gains on sale. These properties sold for a contract price of $45.0 million, resulting in an aggregate gain on sale of approximately $6.1 million. We had no gains on the sale of real estate investments during the six months ended June 30, 2018.
Cash Flows from Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $25.1 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $31.5 million (net loss of $11.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges). In addition, cash provided by operating activities was impacted by an increase in accounts payable and accrued expenses of $1.8 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees and an increase in deferred rent of $0.5 million. These cash inflows were partially offset by a net increase in prepaid and other assets of $5.7 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.9 million.
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
Cash Flows from Investing Activities
Net cash used by investing activities during the six months ended June 30, 2019 was $4.9 million. The cash provided by investing activities was due to property dispositions of $45.6 million, partially offset by cash used of $44.4 million for the acquisition of three properties during the period and $6.2 million in capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2018 was $39.2 million. The cash used in investing activities included $35.0 million for the acquisition of five MOBs during the period and to fund the ongoing development property in Jupiter, Florida, as well as $4.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $46.4 million during the six months ended June 30, 2019 related to payments on our prior credit facility we, through the OP, entered into on March 21, 2014, of $243.3 million, mortgage principal repayments of $25.4 million, distributions to stockholders of $25.1 million, common stock repurchases of $13.3 million and payments of deferred financing costs of $9.7 million. These cash outflows were partially offset by total proceeds received under our Credit Facility of $270.6 million.
Net cash used in financing activities of $5.3 million during the six months ended June 30, 2018 related to mortgage principal repayments of $62.5 million, distributions to stockholders of $30.9 million, common stock repurchases of $11.1 million, payments of our prior credit facility of $80.0 million, deferred financing costs of $3.2 million, and distributions to non-controlling interest holders of $0.3 million. These cash outflows were partially offset by proceeds from our Fannie Mae Master Credit Facilities of $64.2 million and the $118.7 million multi-property mortgage loan incurred in April 2018.
Liquidity and Capital Resources
As of June 30, 2019, we had $47.5 million of cash and cash equivalents. We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by our property operations and proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities, and other secured financings. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any. Pursuant to our Credit Facility, until no later than January 1, 2020, we are not permitted to increase distributions we may pay to our stockholders. Once we are permitted to increase our distribution rate, provisions in our Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our Credit Facility and which is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period. Until we become subject to these distribution restrictions, we will be subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our Credit Facility based on the same borrowing base properties will be lower. Our principal demands for cash are for funding costs related to our ongoing development project, acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.
Financings
As of June 30, 2019, our total debt leverage ratio (total debt divided by total assets) was approximately 46.1% and we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.7%. As of December 31, 2018, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.6%. As of June 30, 2019, the gross asset value of our real estate assets was $2.6 billion, with $1.0 billion of real estate assets pledged as collateral for mortgage notes payable, $597.9 million of real estate assets pledged to secure advances under the Fannie Mae Master Credit Facilities and $667.8 million of real estate assets comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral for any new indebtedness, unless the existing indebtedness secured by these properties is repaid or otherwise refinanced.

We expect to increase our leverage over time and utilize proceeds from our Credit Facility and our Fannie Mae Master Credit Facilities as well as other new and current secured financings to complete future property acquisitions. These actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Credit Facility. The gross asset value of unencumbered assets as of June 30, 2019 was $272.2 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of June 30, 2019, we had $445.4 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2019 and the year ended December 31, 2020 are $20.9 million and $24.3 million, respectively. We plan to refinance or exercise extension options for the mortgages due in 2019 prior to their maturity. See Note 4 — Mortgages Payable to our consolidated financial statements included in this Form 10-Q for additional information.
In April 2019, the Company repaid mortgages on three of its properties with a gross outstanding loan amount of $16.7 million as of June 30, 2019 and added them to the borrowing base under the Credit Facility.
Credit Facility
As of June 30, 2019, $270.6 million was outstanding under the Credit Facility and the unused borrowing capacity under the Credit Facility was $40.7 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. Of the total amount outstanding, $150.0 million was outstanding under our Term Loan, and $120.6 million was outstanding under the Revolving Credit Facility. The Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility requires us to meet certain financial covenants on a quarterly basis. As of June 30, 2019, we were in compliance with the financial covenants under the Credit Facility.
Fannie Mae Master Credit Facilities
As of June 30, 2019, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
On March 2, 2018, we incurred approximately $64.2 million in aggregate additional indebtedness under the Fannie Mae Master Credit Facilities. All of the $61.7 million of the net proceeds, after closing costs, of this advance were used to prepay a portion of mortgage notes payable.
Acquisitions — Six Months Ended June 30, 2019
We completed the acquisitions of three multi-tenant MOBs and two single tenant MOBs for an aggregate contract purchase price of $40.2 million during the six months ended June 30, 2019. The properties are located in Greenfield, WI, Milwaukee, WI, St. Francis, WI, Lancaster, PA and York, PA and comprise approximately 167,000 square feet. We accounted for these purchases as asset acquisitions. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Credit Facility) and cash on hand, which includes proceeds from dispositions. These properties are expected to be added to the borrowing base under the Revolving Credit Facility.
Acquisitions Subsequent to June 30, 2019 and Pending Transactions
We have acquired three MOBs located in Northampton, MA, Springfield, MA, and West Springfield, MA for an aggregate contract purchase price of $12.2 million. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Revolving Credit Facility) and cash on hand, which includes proceeds from dispositions. These properties are expected to be added to the borrowing base under the Revolving Credit Facility.
As of June 30, 2019, we had $47.5 million of cash and cash equivalents. Under the Credit Facility, we are subject to a covenant that the aggregate amount of all our unrestricted cash and cash equivalents and the unused borrowing capacity must be equal to at least $50.0 million at all times. As of June 30, 2019, unrestricted cash and cash equivalents were $47.5 million and the unused borrowing capacity under the Revolving Credit Facility was $40.7 million.
We have entered into a PSA to acquire one SHOP property located in Escondito, CA for an aggregate purchase price of $33.0 million. We expect to finance this acquisition and future acquisitions primarily with additional borrowings under our Credit Facility, as well as cash on hand, which is expected to include proceeds from dispositions. In order to increase the amount available for borrowing under our Credit Facility, we intend to add these pending acquisitions, as well as additional, eligible unencumbered properties that we owned as of June 30, 2019, to the borrowing base of our Credit Facility. The gross carrying value of unencumbered assets as of June 30, 2019 was $272.2 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. The pending acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Dispositions and Assets Held for Sale
New York Six MOBs
We sold five of the New York Six MOBs on February 6, 2019 for a contract sales price of $45.0 million. Four of these were included on the borrowing base of the Revolving Credit Facility and one was mortgaged under the Multi-Property CMBS Loan. The net proceeds after closing costs and the repayment of debt, including prepayment penalties, was $26.6 million. One of the New York Six MOBs remains held for sale as of June 30, 2019, representing $13.1 million which is presented in assets held for sale on the Consolidated Balance Sheet. Net proceeds after repaying debt is expected to be $8.0 million. Although we believe the disposition of the remaining New York Six MOB is probable, there can be no assurance that the disposition will be consummated, or that we will be able to reinvest the net proceeds in an accretive manner.
Ocean Park
During the first quarter of 2019, we reconsidered the intended holding period for one of its seniors housing operating properties due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, we entered into a purchase and sale agreement for the sale of a SHOP property located in Brookings, OR ("Ocean Park"), for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, we recognized an impairment charge of approximately $19,000 on Ocean Park during the second quarter of 2019, which is included on the consolidated statement of operations and comprehensive loss. Ocean Park was held for sale as of June 30, 2019 representing $3.4 million which is presented in assets held for sale on the Consolidated Balance Sheet. Ocean Park was sold on August 1, 2019.
Michigan SHOPs
We are currently marketing 14 held for use SHOP properties located in Michigan for a possible sale which have a carrying value of $92.7 million as of June 30, 2019. All but two of these properties are either part of the borrowing base of the Credit Facility or mortgaged under the Bridge Loan or the Fannie Mae Master Credit Facilities. There can be no assurances that we will be able to sell these properties, or as to the timing or terms of any sale.
The LaSalle Tenant
We are currently exploring options to replace tenants at four properties in Texas (collectively, the "LaSalle Tenant"). In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $6.9 million of rent, property taxes, late fees, and interest receivable thereunder.
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
We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of June 30, 2019. We incurred $0.9 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended June 30, 2019 which is included in revenue from tenants during the three months ended June 30, 2019 on the consolidated statement of operations. No bad debt expense was recorded during the three months ended March 31, 2018.
Palm and the NuVista Tenant
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of June 30, 2019, we had funded $94.0 million, including $10.0 million for the land and $84.0 million for construction in progress.

As a result, we believe that we have satisfied our funding commitments for the construction. As of June 30, 2019, we had funded $12.0 million in excess of our $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. As described in more detail below, entities related to Palm owe us significant amounts due to defaults under leases with us at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns so funded.
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
Although we are still working to obtain the CO, we may consider other alternatives for this property. If we were to pursue other alternatives, there can be no assurance as to the ultimate outcome of this development property.
The NuVista Tenant was in default under its leases beginning from July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of June 30, 2019. There can be no guarantee on the collectibility of these receivables, and as such, we have the entire receivable balance and related income from the NuVista Tenant fully reserved as of June 30, 2019. We did not incur bad debt expense related to the NuVista Tenant during the three months ended June 30, 2019 and incurred $1.2 million of bad debt expense related to the NuVista Tenant, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended June 30, 2019 and 2018, respectively which is included in revenue from tenants during the three months ended June 30, 2019 and property operating and maintenance expense during the three months ended June 30, 2018 on the consolidated statement of operations. The NuVista Tenant are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us.
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. On February 19, 2019, in response to litigation commenced by us against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant were in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the order. Subsequent to the entry into the Order, we, our designated manager and NuVista Tenant have worked to transition operations at the property to our designated manager. Our designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, we signed a lease with a taxable REIT subsidiary (“TRS”) and engaged our designated manager, a third party, to operate the property. This structure is permitted by RIDEA, under which a REIT may lease "qualified health care" properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the three months ended June 30, 2019 we received $1.6 million under the OTA for periods prior to the lease termination, which had previously been fully reserved, and is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington, Florida transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with TRS's, and has engaged a third party to operate the properties.
The NuVista Tenant are related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us.

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
On January 29, 2019, we announced that the Board approved an amendment to the SRP, effective on January 30, 2019, changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. On March 27, 2019, we announced that the Board approved a second amendment to the SRP, effective on March 28, 2019, further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. On April 30, 2019, we repurchased 656,434 shares for $13.3 million at an average price per share of $20.25, representing 100% of the repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018. These repurchases were funded with cash on hand, which includes proceeds from financings and dispositions. See the table below for details on cumulative shares repurchased pursuant to the SRP, including shares repurchased during 2019.
On July 23, 2019, we announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019. These repurchases are expected to be funded with cash on hand, which includes proceeds from financings and dispositions.
The table below reflects the number of shares repurchased, under the SRP, cumulatively through June 30, 2019:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Six months ended June 30, 2019 (2)	656,434	20.25
Cumulative repurchases as of June 30, 2019	3,944,690	21.34
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

(2)
Repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million.

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

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. Our Modified FFO (as defined in our Credit Facility) is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss attributable to stockholders (in accordance with GAAP)	$(6,054)	$(6,950)	$(11,165)	$(12,941)
Depreciation and amortization (1)	20,059	20,591	40,522	41,049
Impairment charges	19	—	19	733
Gain on sale of real estate investment	—	—	(6,078)	—
Adjustments for non-controlling interests (2)	(97)	(108)	(170)	(211)
FFO (as defined by NAREIT) attributable to stockholders	13,927	13,533	23,128	28,630
Acquisition and transaction related	31	120	49	293
(Accretion) amortization of market lease and other intangibles, net	15	77	(35)	163
Straight-line rent adjustments	(1,062)	(2,027)	(2,004)	(2,655)
Amortization of mortgage premiums and discounts, net	(37)	(64)	(103)	(133)
Loss (gain) on non-designated derivatives	5	150	48	(28)
Capitalized construction interest costs	(768)	(785)	(1,733)	(1,455)
Adjustments for non-controlling interests (2)	6	13	18	19
MFFO attributable to stockholders	$12,117	$11,017	$19,368	$24,834
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$16,812	$1,326	$(987)	$(23,205)	$(6,054)
Impairment charges	19	—	—	—	19
Operating fees to related parties	—	—	—	5,826	5,826
Acquisition and transaction related	—	—	—	31	31
General and administrative	35	—	(16)	4,295	4,314
Depreciation and amortization	18,984	1,315	—	—	20,299
Interest expense	(7)	—	—	12,813	12,806
Interest and other income	—	—	—	—	—
Gain on sale of real estate investments	(3)	—	3	—	—
Loss on non-designated derivative instruments	—	—	—	5	5
Income tax benefit	—	—		297	297
Net income (loss) attributable to non-controlling interests	2	—	—	(62)	(60)
NOI	$35,842	$2,641	$(1,000)	$—	$37,483
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended June 30, 2018:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$14,938	$6	$1,244	$(23,138)	$(6,950)
Impairment charges	—	—	—	—	—
Operating fees to related parties	—	—	—	5,763	5,763
Acquisition and transaction related	—	51	—	69	120
General and administrative	4	—	—	4,608	4,612
Depreciation and amortization	20,186	163	434	81	20,864
Gain on sale of real estate investment	—	—	—	—	—
Interest expense	169	—	—	12,039	12,208
Interest and other income	(1)	—	—	(1)	(2)
Loss on non-designated derivative instruments	—	—	—	150	150
Income tax benefit (expense)	—			466	466
Net income (loss) attributable to non-controlling interests	6	—	—	(37)	(31)
NOI	$35,302	$220	$1,678	$—	$37,200

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$30,061	$2,950	$5,394	$(49,570)	$(11,165)
Impairment charges	19	—	—	—	19
Operating fees to related parties	—	—	—	11,594	11,594
Acquisition and transaction related	—	18	—	31	49
General and administrative	56	—	—	10,556	10,612
Depreciation and amortization	37,999	2,824	161	—	40,984
Interest expense	(22)	—	—	26,771	26,749
Interest and other income	(4)	—	—	—	(4)
Gain on sale of real estate investments	14	—	(6,092)	—	(6,078)
Loss on non-designated derivative instruments	—	—	—	48	48
Income tax benefit	—	—		635	635
Net income (loss) attributable to non-controlling interests	24	—	—	(65)	(41)
NOI	$68,147	$5,792	$(537)	$—	$73,402
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2018:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$27,963	$214	$2,645	$(43,763)	$(12,941)
Impairment charges	733	—	—	—	733
Operating fees to related parties	—	—	—	11,490	11,490
Acquisition and transaction related	5	108	—	180	293
General and administrative	5	—	—	8,259	8,264
Depreciation and amortization	40,136	411	870	216	41,633
Interest expense	436	—	—	22,929	23,365
Interest and other income	(4)	—	—	(1)	(5)
Gain on sale of real estate investment	—	—	—	—	—
Loss on non-designated derivative instruments	—	—	—	(28)	(28)
Income tax benefit (expense)	—			775	775
Net income (loss) attributable to non-controlling interests	10	—	—	(57)	(47)
NOI	$69,284	$733	$3,515	$—	$73,532
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
During the six months ended June 30, 2019, distributions paid to common stockholders and OP Unit holders totaled $39.3 million, including $14.0 million which was reinvested into additional shares of common stock through our DRIP. For the six months ended June 30, 2019, cash flows provided by operations were $25.1 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Year-To-Date
	March 31, 2019		June 30, 2019		June 30, 2019
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock issued under the DRIP	$12,304		$12,825		$25,129
Distributions reinvested in common stock issued under the DRIP	6,983		6,968		13,951
Distributions on OP Units	85		88		173
Total distributions (1)	$19,372		$19,881		$39,253

Source of distribution coverage:
Cash flows provided by operations	$12,389	64.0%	$12,743	64.1%	$25,132	64.0%
Proceeds received from common stock issued under the DRIP (2)	6,983	36.0%	6,968	35.0%	13,951	35.5%
Available cash on hand	—	—	170	0.9%	170	0.5%
Total source of distribution coverage	$19,372	100.0%	$19,881	100.0%	$39,253	100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,510		$8,622		$25,132
Net loss attributable to stockholders (in accordance with GAAP)	$(5,111)		$(6,054)		$(11,165)
_______________

(1)	Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.

(2)	Net of share repurchases during the period.
For the six months ended June 30, 2019, cash flows provided by operations were $25.1 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
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
Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. Pursuant to our Credit Facility, until the earlier of the first day of the first fiscal quarter in 2019 in which we elect to be subject to other restrictions on distributions under our Credit Facility or January 1, 2020, we are not permitted to amend or modify our current distribution policy in any manner (including, without limitation, to change the timing, amount or frequency of payments), except to reduce the amount of the distribution. Once we are permitted to increase our distribution rate, provisions in our Credit Facility will restrict us from paying distributions in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our Credit Facility and which is similar but not identical to MFFO; see — Non-GAAP Financial Measures — Funds from Operations) during the applicable period.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2019, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
On March 21, 2019, we entered into the Credit Facility. See — Liquidity and Capital Resources for further discussion on material financing transactions. There were no other material changes in our contractual obligations as of June 30, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below reflects the number of shares repurchased, under the SRP, cumulatively through June 30, 2019.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Six months ended June 30, 2019 (2)	656,434	$20.25
Cumulative repurchases as of June 30, 2019	3,944,690	$21.34
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

(2)
Repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million.

On January 29, 2019, we announced that the Board approved an amendment to the SRP, effective on January 30, 2019, changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. On March 27, 2019, we announced that the Board approved a second amendment to the SRP, effective on March 28, 2019, further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. On July 23, 2019, we announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Articles Supplementary of Healthcare Trust, Inc.
10.1 (4)
Amendment No. 1, dated as of July 25, 2019, to the Second Amended and Restated Advisory Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC.

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

99.1 (5)	Second Amendment to Second Amended and Restated Share Repurchase Program.
99.2 (6)	Third Amendment to Second Amended and Restated Share Repurchase Program.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2019.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2019.