Form 10-Q
period 2019-09-30
Healthcare Trust, Inc.
filed 2019-11-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2019, the registrant had 92,640,931 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$210,064	$209,284
Buildings, fixtures and improvements	1,970,133	2,006,745
Construction in progress	85,960	80,598
Acquired intangible assets	263,447	256,452
Total real estate investments, at cost	2,529,604	2,553,079
Less: accumulated depreciation and amortization	(421,532)	(381,909)
Total real estate investments, net	2,108,072	2,171,170
Cash and cash equivalents	52,425	77,264
Restricted cash	19,160	14,094
Assets held for sale	70,674	52,397
Derivative assets, at fair value	—	4,633
Straight-line rent receivable, net	20,362	17,351
Prepaid expenses and other assets (including $257 and $154 due from related parties as of September 31, 2019 and December 31, 2018, respectively)	46,745	28,785
Deferred costs, net	13,087	11,752
Total assets	$2,330,525	$2,377,446

LIABILITIES AND EQUITY
Mortgage notes payable, net	$436,715	$462,839
Revolving credit facility	163,618	243,300
Term loan, net	145,049	—
Fannie Mae master credit facilities	359,322	359,322
Market lease intangible liabilities, net	12,449	17,104
Derivative liabilities, at fair value	8,933	—
Accounts payable and accrued expenses (including $474 and $764 due to related parties as of September 30, 2019 and December 31, 2018, respectively)	53,159	40,298
Deferred rent	8,013	7,011
Distributions payable	6,530	6,638
Total liabilities	1,193,788	1,136,512

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 92,430,992 and 91,963,532 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	924	919
Additional paid-in capital	2,041,993	2,031,967
Accumulated other comprehensive (loss) income	(8,933)	4,582
Distributions in excess of accumulated earnings	(903,083)	(804,331)
Total stockholders’ equity	1,130,901	1,233,137
Non-controlling interests	5,836	7,797
Total equity	1,136,737	1,240,934
Total liabilities and equity	$2,330,525	$2,377,446
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from tenants	$95,440	$90,191	$280,445	$270,586

Operating expenses:
Property operating and maintenance	60,655	59,298	172,258	166,161
Impairment charges	22,615	17,837	22,634	18,570
Operating fees to related parties	5,941	5,743	17,535	17,233
Acquisition and transaction related	112	40	161	333
General and administrative	4,782	4,441	15,394	12,705
Depreciation and amortization	20,140	20,466	61,124	62,099
Total expenses	114,245	107,825	289,106	277,101
Operating loss before gain on sale of real estate investments	(18,805)	(17,634)	(8,661)	(6,515)
Gain on sale of real estate investments	2,715	—	8,793	—
Operating (loss) income	(16,090)	(17,634)	132	(6,515)
Other (expense) income:
Interest expense	(12,990)	(12,597)	(39,739)	(35,962)
Interest and other income	11	16	15	21
Loss (gain) on non-designated derivatives	(2)	18	(50)	46
Total other expenses	(12,981)	(12,563)	(39,774)	(35,895)
Loss before income taxes	(29,071)	(30,197)	(39,642)	(42,410)
Income tax benefit (expense)	271	550	(364)	(225)
Net loss	(28,800)	(29,647)	(40,006)	(42,635)
Net loss attributable to non-controlling interests	11	40	52	87
Net loss attributable to stockholders	(28,789)	(29,607)	(39,954)	(42,548)
Other comprehensive (loss) income:
Unrealized (loss) gain on designated derivatives	(2,680)	998	(13,515)	6,544
Comprehensive loss attributable to stockholders	$(31,469)	$(28,609)	$(53,469)	$(36,004)

Basic and diluted weighted-average shares outstanding	91,992,963	90,203,311	91,884,495	90,983,620
Basic and diluted net loss per share	$(0.31)	$(0.33)	$(0.43)	$(0.47)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	91,963,532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934
Impact of adoption of ASC 842	—	—	—	—	(87)	(87)	—	(87)
Common stock repurchases	(656,433)	(7)	(13,286)	—	—	(13,293)	—	(13,293)
Share-based compensation	15,000	—	978	—	—	978	—	978
Distributions declared, $0.63 per share	—	—	—	—	(58,711)	(58,711)	—	(58,711)
Common stock issued through distribution reinvestment plan	1,108,893	12	20,686	—	—	20,698	—	20,698
Distributions to non-controlling interest holders	—	—	—	—	—	—	(261)	(261)
Other comprehensive loss	—	—	—	(13,515)	—	(13,515)	—	(13,515)
Net loss	—	—	—	—	(39,954)	(39,954)	(52)	(40,006)
Rebalancing of ownership percentage	—	—	1,648	—	—	1,648	(1,648)	—
Balance, September 30, 2019	92,430,992	$924	$2,041,993	$(8,933)	$(903,083)	$1,130,901	$5,836	$1,136,737

	Three Months Ended September 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2019	92,030,344	$919	$2,034,918	$(6,253)	$(854,660)	$1,174,924	$5,935	$1,180,859
Impact of adoption of ASC 842	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	—	—	—
Share-based compensation	15,000	—	333	—	—	333	—	333
Distributions declared, $0.21 per share	—	—	—	—	(19,634)	(19,634)	—	(19,634)
Common stock issued through distribution reinvestment plan	385,648	5	6,742	—	—	6,747	—	6,747
Distributions to non-controlling interest holders	—	—	—	—	—	—	(88)	(88)
Other comprehensive loss	—	—	—	(2,680)	—	(2,680)	—	(2,680)
Net loss	—	—	—	—	(28,789)	(28,789)	(11)	(28,800)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—
Balance, September 30, 2019	92,430,992	$924	$2,041,993	$(8,933)	$(903,083)	$1,130,901	$5,836	$1,136,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	1,356,059
Common stock repurchases	(759,867)	(7)	(14,195)	—	—	(14,202)	—	(14,202)
Share-based compensation	—	—	921	—	—	921	—	921
Distributions declared, $0.73 per share	—	—	—	—	(66,867)	(66,867)	—	(66,867)
Common stock issued through distribution reinvestment plan	1,365,726	14	28,537	—	—	28,551	—	28,551
Distributions to non-controlling interest holders	—	—	—	—	—	—	(406)	(406)
Other comprehensive income	—	—	—	6,544	—	6,544	—	6,544
Net loss	—	—	—	—	(42,548)	(42,548)	(87)	(42,635)
Balance, September 30, 2018	91,608,625	$917	$2,024,460	$9,017	$(774,441)	$1,259,953	$8,012	$1,267,965

	Three Months Ended September 30, 2018
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2018	91,395,825	$914	$2,019,874	$8,019	$(725,235)	$1,303,572	$8,139	1,311,711
Common stock repurchases	(155,904)	(1)	(3,149)	—	—	(3,150)	—	(3,150)
Share-based compensation	—	—	282	—	—	282	—	282
Distributions declared, $0.22 per share	—	—	—	—	(19,599)	(19,599)	—	(19,599)
Common stock issued through distribution reinvestment plan	368,704	4	7,453	—	—	7,457	—	7,457
Distributions to non-controlling interest holders	—	—	—	—	—	—	(87)	(87)
Other comprehensive income	—	—	—	998	—	998	—	998
Net loss	—	—	—	—	(29,607)	(29,607)	(40)	(29,647)
Balance, September 30, 2018	91,608,625	$917	$2,024,460	$9,017	$(774,441)	$1,259,953	$8,012	$1,267,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(40,006)	$(42,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,124	62,099
Amortization of deferred financing costs	4,888	6,448
Amortization of mortgage premiums and discounts, net	(135)	(200)
(Accretion) amortization of market lease and other intangibles, net	(25)	205
Bad debt expense	4,797	9,227
Share-based compensation	978	921
Gain on sale of real estate investments, net	(8,793)	—
Gain on non-designated derivatives	50	(46)
Impairment charges	22,634	18,570
Changes in assets and liabilities:
Straight-line rent receivable	(3,011)	(6,302)
Prepaid expenses and other assets	(7,653)	(12,934)
Due from related party	—	14
Accounts payable, accrued expenses and other liabilities	3,585	2,875
Deferred rent	1,002	41
Net cash provided by operating activities	39,435	38,283
Cash flows from investing activities:
Investments in real estate	(91,638)	(73,536)
Capital expenditures	(10,910)	(6,968)
Proceeds from sale of real estate	62,468	—
Net cash used in investing activities	(40,080)	(80,504)
Cash flows from financing activities:
Payments on credit facilities	(243,300)	(80,000)
Proceeds from credit facilities	163,618	94,153
Proceeds from term loan	150,000	—
Proceeds from mortgage notes payable	—	118,700
Payments on mortgage notes payable	(27,416)	(62,872)
Payments for derivative instruments	—	(131)
Payments of deferred financing costs	(10,290)	(3,307)
Common stock repurchases	(13,293)	(14,202)
Distributions paid on common stock	(38,186)	(43,096)
Distributions to non-controlling interest holders	(261)	(406)
Net cash (used in) provided by financing activities	(19,128)	8,839
Net change in cash, cash equivalents and restricted cash	(19,773)	(33,382)
Cash, cash equivalents and restricted cash, beginning of period	91,358	102,588
Cash, cash equivalents and restricted cash, end of period	$71,585	$69,206

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash, cash equivalents, end of period	$52,425	$52,109
Restricted cash, end of period	19,160	17,097
Cash, cash equivalents and restricted cash, end of period	$71,585	$69,206

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$34,949	$31,192
Cash paid for income taxes	447	328

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$20,698	$28,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) invests in healthcare real estate, focusing on seniors housing and medical office buildings (“MOB”) located in the United States. As of September 30, 2019, the Company owned 193 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.1 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through the OP.
The Company has no employees. Healthcare Trust Advisors, LLC (the “Advisor”) has been retained by the Company to manage the Company’s affairs on a day-to-day basis. The Company has retained Healthcare Trust Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties receive compensation, fees and expense reimbursements from the Company for services related to managing its business and investments. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2019 other than the updates described below.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP.
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
September 30, 2019
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of September 30, 2019, these leases had a weighted average remaining lease term of 5.7 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable for, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s Seniors Housing — Operating Properties (“SHOP”) held using a structure permitted by the REIT rules and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses related to non-SHOP assets (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants”. For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements previously reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.
As of September 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$22,201
2020	85,858
2021	80,125
2022	71,692
2023	60,793
Thereafter	250,220
Total	$570,889
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see Recently Issued Accounting Pronouncements section below), the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants in the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three month periods ended September 30, 2019 and 2018 such amounts were $1.2 million and $4.9 million, respectively. During the nine months ended September 30, 2019 and 2018, such amounts were $4.8 million and $9.2 million, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019
ASU No. 2016-02 - Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
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
Lessee Accounting
The Company was a lessee under ground leases for 17 properties as of January 1, 2019 and because the Company has elected the practical expedients described above, it determined that 11 of these leases would continue to be classified as operating leases

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

under the new standard. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

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
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even nonemployee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods. As of June 30, 2019 the Company did not have any nonemployee awards outstanding that would be impacted by the new guidance, however the Company will apply this new guidance prospectively to grants of nonemployee awards, if any. The Company has adopted ASU 2018-07 on January 1, 2019.
Pending Adoption as of September 30, 2019
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Note 3 — Real Estate Investments
The Company owned 193 properties as of September 30, 2019. The Company invests in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base.
During the nine months ended September 30, 2019, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of five multi-tenant MOBs, three single tenant MOBs and one SHOP for an aggregate contract purchase price of $86.3 million. Additionally, the Company incurred construction in progress costs during the period of $5.4 million, inclusive of capitalized interest totaling $2.8 million. The following table presents the allocation of real estate assets acquired and liabilities assumed, as well as capitalized construction in progress, during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Real estate investments, at cost:
Land	$6,356	$7,870
Buildings, fixtures and improvements	68,903	53,614
Construction in progress	5,362	6,685
Total tangible assets	80,621	68,169
Acquired intangibles:
In-place leases and other intangible assets (1)	11,777	5,440
Market lease and other intangible assets (1)	723	276
Market lease liabilities (1)	(1,483)	(286)
Total intangible assets and liabilities	11,017	5,430
Cash paid for real estate investments, including acquisitions	$91,638	$73,599
Number of properties purchased	9	11
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired  were 9.9 years and 7.7 years as of September 30, 2019 and 2018, respectively.

As of September 30, 2019 and 2018, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2019 and 2018:

	September 30,
State	2019	2018
Florida	23.9%	16.8%
Michigan	11.0%	12.9%
Georgia	*	10.2%
Pennsylvania	*	10.2%

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

_______________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Amortization of in-place leases and other intangible assets (1)	$3,872	$4,632	$11,832	$14,382
(Accretion) and Amortization of above-and below-market leases, net (2)	$13	$(30)	$(142)	$(30)
Amortization of above-and below-market ground leases, net (3)	$74	$37	$117	$110
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	Remainder 2019	2020	2021	2022	2023
In-place lease assets	$3,610	$13,115	$10,650	$8,644	$6,770
Other intangible assets	109	414	414	414	414
Total to be added to amortization expense	$3,719	$13,529	$11,064	$9,058	$7,184

Above-market lease assets	$(346)	$(1,295)	$(993)	$(645)	$(307)
Below-market lease liabilities	324	1,488	1,269	1,208	1,095
Total to be (deducted from) added to revenue from tenants	$(22)	$193	$276	$563	$788

Below market ground leases	$63	$222	$214	$212	$212
Above market ground leases	(13)	(53)	(53)	(52)	(35)
Total to be added to property operating and maintenance	$50	$169	$161	$160	$177

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Dispositions
On February 6, 2019, the Company sold five of the MOB properties within the State of New York (the “New York Six MOBs”) for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the nine months ended September 30, 2019. The Company had reconsidered the intended holding period for all six of the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company had originally entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million and subsequently, on September 25, 2018, the Company further amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. The one remaining New York Six MOB was sold for a contract sales price of $13.6 million on August 22, 2019, resulting in a gain on sale of real estate investments of $2.9 million recorded in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019.
During the first quarter of 2019, the Company reconsidered the intended holding period for one of its SHOP properties located in Brookings, OR (“Ocean Park”) due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, the Company entered into a purchase and sale agreement for the sale of Ocean Park, for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, the Company recognized an impairment charge of approximately $19,000 on Ocean Park during the second quarter of 2019, which is included on the consolidated statement of operations and comprehensive loss. On August 1, 2019, the Company closed its disposition of Ocean Park resulting in a loss on sale of real estate investments of $0.2 million recorded in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019.
Assets Held for Sale and Related Impairment
When assets are identified by management as held for sale, the Company reflects them separately on its balance sheet and stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets.
In April 2019, the Company began marketing for a possible sale a portfolio of 14 SHOP properties located in Michigan (the “Michigan SHOPs”). During the three months ended September 30, 2019, the Company received multiple bids and has accepted a non-binding letter of intent from a prospective buyer to purchase the Michigan SHOPs as a single portfolio for $71.8 million. The Company is currently finalizing definitive sale agreements with the prospective buyer contemplating a potential sale of the properties in the near term. The Company determined that the Michigan SHOPs should be classified as held for sale as of September 30, 2019. There can be no guarantee that the sale of these properties will close under the proposed terms, or at all. The Company recognized an impairment charge of $22.6 million in the three and nine months ended September 30, 2019, representing the amount by which the carrying amount of the Michigan SHOPs exceeds the Company’s estimate of the net sales price of the Michigan SHOPs.
As of September 30, 2019, all but three of these properties are either part of the borrowing base of the Credit Facility or mortgaged under the Bridge Loan or Fannie Mae Master Credit Facilities.
The following table details the major classes of assets associated with the properties that are classified as held for sale as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Land	$4,051	$5,285
Buildings, fixtures and improvements	66,623	47,112
Assets held for sale	$70,674	$52,397

Impairment of Held for Use Real Estate Investments
When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. If a

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

triggering event is identified, the Company considered the projected cash flows due to various performance indicators, and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company reflects an impairment charge to write the asset down to its fair value.
As of September 30, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators, and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
In connection with the amendment of the Ocean Park purchase and sale agreement, the Company recognized an impairment charge of approximately $19,000, which was recorded in the nine months ended September 30, 2019.
As a result of its consideration of impairment of held for use assets, the Company also determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows and recognized an aggregate impairment charge of $1.3 million and $2.0 million, which is included on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018. The estimated undiscounted cash flows of the remaining properties evaluated were greater than their carrying value.
The LaSalle Tenant
The Company is currently exploring options to replace tenants at four triple-net leased properties in Texas (collectively, the “LaSalle Tenant”). In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes the Company $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
The Company has the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of September 30, 2019. The Company incurred $1.2 million and $3.1 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three and nine months ended September 30, 2019, respectively, which is included in revenue from tenants on the consolidated statement of operations and comprehensive loss. The Company incurred $3.3 million and $3.6 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three and nine months ended September 30, 2018.
On February 15, 2019, the Company filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at these properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, the Company and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the “LaSalle Guarantor”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company severed its claims against the LaSalle Guarantor from the action against the LaSalle Tenant. On August 27, 2019, the court awarded the Company monetary damages on its claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest. The Company continues to have the receivables relating to the LaSalle Tenant fully reserved as of September 30, 2019.
On October 30, 2019, the court entered into an order appointing a receiver. The Company and the receiver are currently evaluating the management structure and operational strategy of these properties. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The NuVista Tenant
The Company had tenants at two of its properties in Florida (collectively, the “NuVista Tenant”) that were in default under its leases beginning from July 2017 and collectively owe the Company $10.1 million of rent, property taxes, late fees, and interest receivable under its leases as of September 30, 2019. There can be no guarantee on the collectability of these receivables, and as such, the Company has the entire receivable balance and related income from the NuVista Tenant fully reserved as of September 30, 2019. The Company did not incur bad debt expense related to the NuVista Tenant during the three months ended September 30, 2019 and incurred $1.1 million during the nine months ended September 30, 2019, which is included in revenue from tenants in the consolidated statement of operations and comprehensive loss. The Company incurred bad debt expense related to the NuVista Tenant of $1.6 million and $5.4 million during the three and nine months ended September 30, 2018, respectively, which is included in property operating and maintenance expense in the consolidated statement of operations and comprehensive loss. The NuVista Tenant is related to Palm Health Partners, LLC (“Palm”), the developer of the Company’s development property in Jupiter, Florida which is also currently in default to the Company (see Note 16 — Commitments and Contingencies for more information on the status of the relationship with Palm).
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, the Company and the tenant entered into an operations transfer agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. On February 19, 2019, in response to litigation commenced by the Company against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the Order. Subsequent to the entry into the Order, the Company, its designated manager and NuVista Tenant transitioned operations at the property to the Company’s designated manager. The Company’s designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, the Company signed a lease with a taxable REIT subsidiary (“TRS”) and engaged its designated manager, a third party, to operate the property. This structure is permitted by the REIT rules, under which a REIT may lease “qualified health care” properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the three months ended September 30, 2019 the Company received $1.6 million under the OTA for periods prior to the lease termination, which amounts had previously been fully reserved. This payment under the OTA is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington, Florida transitioned to the SHOP segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, the Company replaced the NuVista Tenant as a tenant with TRS’s and engaged a third party to operate the properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of September 30, 2019 and December 31, 2018:

		Outstanding Loan Amount as of		Effective Interest Rate(1) as of
Portfolio	Encumbered Properties (2)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	Interest Rate		Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	—	$—	$5,690	—%	6.20%	Variable	(6)	Apr. 2019	(5)
St. Andrews Medical Park - Venice, FL	—	—	6,289	—%	6.20%	Variable	(6)	Apr. 2019	(5)
Palm Valley Medical Plaza - Goodyear, AZ	1	3,140	3,222	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,907	2,977	4.75%	4.75%	Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	1	23,545	23,905	3.87%	3.87%	Fixed		Jan. 2020	(8)
Fox Ridge Bryant - Bryant, AR	1	7,319	7,427	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,769	16,988	3.98%	3.98%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,405	10,541	3.98%	3.98%	Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	—	—	4,793	—%	4.00%	Fixed		Oct. 2019	(5)
Capital One MOB Loan	31	241,987	250,000	4.44%	4.44%	Fixed	(3)	Jun. 2022
Bridge Loan	15	18,613	20,271	4.57%	4.87%	Variable	(7)	Dec. 2019	(9)
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Gross mortgage notes payable	73	443,385	470,803	4.43%	4.48%
Deferred financing costs, net of accumulated amortization (4)		(4,991)	(6,591)
Mortgage premiums and discounts, net		(1,503)	(1,373)
Mortgage notes payable, net		$436,891	$462,839
_____________
(1) Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2019 and December 31, 2018.
(2) Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined in Note 5 — Credit Facilities). The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(3)
Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

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

(7)
Variable rate loan, based on 30-day LIBOR, of which $8.0 million was fixed as a result of entering into “pay-fixed” interest rate swap agreements at September 30, 2019 (see Note 7 — Derivatives and Hedging Activities for additional details).

(8)
Loan was repaid in October 2019, in advance of its scheduled maturity, and the property was added to the borrowing base of the revolving credit facility (see Note 17 — Subsequent Events for additional details).

(9)
Loan was repaid in October 2019, in advance of its scheduled maturity, and nine the properties were added to the borrowing base of the revolving credit facility (see Note 17 — Subsequent Events for additional details).

As of September 30, 2019, the Company had pledged $1.0 billion in total real estate investments, at cost, as collateral for its $443.4 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of September 30, 2019, the Company was in compliance with these financial covenants.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Future Principal Payments
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2019 and thereafter:

(In thousands)	Future Principal Payments
2019 (remainder)	$18,945
2020	24,279
2021	892
2022	242,916
2023	6,056
Thereafter	150,297
Total	$443,385

The Company plans to refinance or exercise extension options for the remaining mortgages due in 2019 prior to their maturity.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of September 30, 2019 and December 31, 2018:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility	—		$—	$243,300	—%	4.62%		—		—

Credit Facility:
Revolving Credit Facility			$163,618	$—	4.26%	—%		Variable		Mar. 2024

Term Loan			150,000	—	4.25%	—%		Variable	(6)	Mar. 2024
Deferred financing costs			(4,951)	—
Term Loan, net			145,049	—
Total Credit Facility	81	(2)	$308,667	$—

Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	4.70%	4.83%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	4.72%	4.88%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	103		$667,989	$602,622	4.50%	4.76%	(5)
_______________

(1)	Encumbered properties are as of September 30, 2019.

(2)
The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of September 30, 2019 with a carrying value of $348.9 million.

(4)
Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of September 30, 2019 with a carrying value of $250.9 million.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2019 and December 31, 2018.

(6)
Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(7)
Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details). In October 2019, the Company replaced two maturing interest rate cap agreements (see Note 17 — Subsequent Events for additional details).

Credit Facility
On March 21, 2014, the Company, through the OP, entered into a senior secured revolving credit facility (as amended from time to time, the “Prior Credit Facility”). On March 13, 2019, the Company entered into a new senior secured credit facility (the ‘‘Credit Facility’’) by amending and restating the Prior Credit Facility prior to its maturity on March 21, 2019. The total commitments under the Credit Facility are $630.0 million and include an uncommitted “accordion feature” whereby, upon the Company’s request, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $370.0 million up to a total of $1.0 billion.
The Credit Facility consists of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one-year extension at the Company’s option. The Term Loan is interest-only and matures on March 13, 2024. The Revolving Credit Facility has total commitments of up to $480.0 million, and the Term Loan has total commitments of up to $150.0 million (both excluding the accordion feature).
The amount available for borrowings under the Credit Facility is based on the lesser of (1) 55% (60% from and after January 1, 2020) of the value (or in certain cases cost) of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Like the Prior Credit Facility, the Credit Facility is secured by a pledged pool of the equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. After the closing of the Credit Facility, the 65 properties that had comprised the borrowing base under the Prior Credit Facility comprised the borrowing base under the Credit Facility.
The Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.20%; or (b) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 0.95%. The Base Rate is defined in the Credit Facility as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the agent as its “prime rate”, (b) 0.5% above the Federal Funds Effective Rate or (c) the then applicable LIBOR for a one-month interest period plus 1.0% per annum.
The Company has the option to have amounts outstanding under the Term Loan bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.15%; or (b) the Base Rate (as defined in the paragraph above), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 0.90%. On April 15, 2019, the Company entered into “pay-fixed” interest rate swaps on the Term Loan, resulting in a weighted average fixed rate of 2.3% plus applicable margin under the Credit Facility.
As of September 30, 2019, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 4.26% and 4.25%, respectively.
The Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants. As of September 30, 2019, the Company was in compliance with the financial covenants under the Credit Facility, and, as of the date of the closing thereunder, the Company was in compliance with the financial covenants under the Prior Credit Facility.
As of September 30, 2019, $150.0 million was outstanding under the Term Loan, while $163.6 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $19.8 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
Pursuant to the Credit Facility, until January 1, 2020, the Company is not permitted to increase distributions the Company pays to its stockholders. From and after January 1, 2020, provisions in the Credit Facility will restrict the Company from paying distributions (including dividends to holders of any preferred stock the Company may issue) in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of Modified FFO (as defined in the Credit Facility and which is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period. Until the Company becomes subject to these distribution restrictions, the Company is subject to a covenant requiring the Company to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility based on the same borrowing base properties is lower.
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement relating to a secured credit facility with KeyBank (the “KeyBank Facility”) and a master credit facility agreement with Capital One for a secured credit facility with Capital One Multifamily Finance LLC, an affiliate of Capital One (the “Capital One Facility”; the Capital One Facility and the KeyBank Facility are referred to herein individually as a “Fannie Mae Master Credit Facility” and together as the “Fannie Mae Master Credit Facilities”). Advances made under these agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.
Effective October 31, 2016, in conjunction with the execution of the Fannie Mae Master Credit Facilities, the OP entered into two interest rate cap agreements with an unrelated third party, which caps LIBOR interest paid (not giving effect to the applicable margin) on amounts outstanding under the Fannie Mae Master Credit Facilities at a maximum of 3.5% (see Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company’s derivatives). In October 2019, the Company replaced two maturing interest rate cap agreements (see Note 17 — Subsequent Events for additional details).
The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, or by adding eligible properties to the collateral pool, subject to customary conditions, including

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Level 3 — Unobservable inputs that reflect the entity’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2019
Derivative assets, at fair value	$—	$—	$—	$—
Derivative liabilities, at fair value	—	(8,933)	—	(8,933)
Total	$—	$(8,933)	$—	$(8,933)

December 31, 2018
Derivative assets, at fair value	$—	$4,633	$—	$4,633
Total	$—	$4,633	$—	$4,633

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of September 30, 2019. As of September 30, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated undiscounted cash flows. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2019 and December 31, 2018. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		September 30, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net (1)	3	$441,882	$456,607	$469,430	$472,585
Revolving Credit Facility	3	$163,618	$161,750	$243,300	$243,300
Term Loan	3	$150,000	$147,632	$—	$—
Fannie Mae Master Credit Facilities	3	$359,322	$361,320	$359,322	$360,675

(1) Carrying value includes mortgage notes payable of $443.4 million and $470.8 million and mortgage premiums and (discounts), net of $1.5 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. Advances under the Revolving Credit Facility and Fannie Mae Master Credit Facilities are considered to be reported at fair value, because their interest rates vary with changes in LIBOR and there has not been a significant change in credit risk of the Company or credit markets since origination.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. Additionally, in using interest rate derivatives, the Company aims to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not intend to utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of its counterparties will fail to meet their obligations.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$—	$4,582
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$8,933	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$—	$51

Cash Flow Hedges of Interest Rate Risk
The Company currently has ten interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from October 1, 2019 through September 30, 2020, the Company estimates that $1.5 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2019 and December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	10	$400,000	2	$250,000

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives	$(2,469)	$1,133	$(12,496)	$6,533
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$211	$135	$1,019	$(11)
Total amount of interest expense presented in the consolidated income statements	$(12,990)	$(12,597)	$(39,739)	$(35,962)

Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were losses of $2,000 and $50,000 for the three and nine months ended September 30, 2019, respectively and gains of $18,000 and $46,000 for the three and nine months ended September 30, 2018, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	7	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019	$—	$(8,933)	$—	$(8,933)	$—	$—	$(8,933)
December 31, 2018	$4,633	$—	$—	$4,633	$—	$—	$4,633

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $9.3 million. As of September 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $9.3 million at September 30, 2019.
Note 8 — Common Stock
As of September 30, 2019 and December 31, 2018, the Company had 92,430,992 and 91,963,532 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
In April 2013, the Company’s board of directors (the “Board”) authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock.
Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On April 1, 2019, the independent directors of the Board, who comprise a majority of the Board, unanimously approved an updated estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2018, which was published on April 3, 2019. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Tender Offer
On March 13, 2018, the Company announced a tender offer (the “Tender Offer”) to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. On April 4, 2018 and April 16, 2018, the Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The Tender Offer expired in accordance with its terms on May 1, 2018. During May 2018, in accordance with the terms of the Tender Offer, the Company accepted for purchase 229,999 shares for a total cost of approximately $3.0 million. The Company has not conducted any tender offers since the Tender Offer.
Share Repurchase Program
Under the Company’s share repurchase program (the “SRP”), as amended from time to time, qualifying stockholders are able to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations. Repurchases of shares of the Company’s common stock, when requested, are at the sole discretion of the Board.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
On August 20, 2019, the Company announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. The Company completed the repurchases in October 2019 (see Note 17 — Subsequent Events).
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased, under the SRP, cumulatively through September 30, 2019.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Nine months ended September 30, 2019 (2)	656,433	$20.25
Cumulative repurchases as of September 30, 2019	3,944,689	$21.34
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
(2) Includes shares repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million. Does not include repurchases of 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019 (see Note 17 — Subsequent Events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2019, the Company issued 1.1 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $20.7 million.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2019 and December 31, 2018, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2019 and December 31, 2018, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to and a restatement of the then-effective advisory agreement, by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded, amended and restated the previously effective advisory agreement (the “Original A&R Advisory Agreement”), took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days’ notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
On July 25, 2019, the Company entered into Amendment No. 1 to the Second Amended and Restated Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this footnote.
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
Asset Management Fees and Variable Management/Incentive Fees
Under the limited partnership agreement of the OP and the advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as “Class B Units” (“Class B Units”). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “Economic Hurdle”); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the “Performance Condition”).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of September 30, 2019, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equal to the distribution rate received on the Company’s common stock. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including the Listing, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Property Management Fees
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively. The Company also reimburses the Property Manager for property level expenses incurred by the Property Manager. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate of the Property Manager both a property management fee and an oversight fee with respect to any particular property.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. The Company reimburses the Advisor for personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and nine months ended September 30, 2019, the Company incurred $2.2 million and $7.2 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and nine months ended September 30, 2018, the Company incurred $2.0 million and $5.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
In the event of a reduction in the Real Estate Cost by 25.0% or more pursuant to instructions from the Company’s board of directors, in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement Amendment), then within12 months following the disposition(s), the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in Investments, the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the reduced assets of the Company.
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
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,			Payable (Receivable) as of
	2019		2018	2019		2018
(In thousands)	Incurred (1)		Incurred (1)	Incurred (1)		Incurred (1)	September 30, 2019		December 31, 2018
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$6		$34	$39		$144	$6		$32
Due from HT III related to Asset Purchase (2)	—		—	—		—	—		(154)
Ongoing fees and reimbursements:
Asset management fees	4,875		4,875	14,625		14,625	—		—
Property management fees	1,067		868	2,910		2,608	271		58
Professional fees and other reimbursements	2,313	(4)	2,121	7,623	(4)	6,330	(61)	(5) (6)	674	(5) (6)
Distributions on Class B Units (3)	76		77	228		263	—		—
Total related party operation fees and reimbursements	$8,337		$7,975	$25,425		$23,970	$216		$610

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

_______________

(1)	There were no fees or reimbursements forgiven during the three and nine months ended September 30, 2019 or 2018.

(2)
On December 22, 2017, the Company purchased substantially all the assets (the “Asset Purchase”) of American Realty Capital Healthcare Trust III, Inc. (“HT III”). Certain proration estimates were included within the closing. The purchase agreement calls for a final purchase price adjustment. The Company had a $154,000 net receivable related to the Asset Purchase included on its consolidated balance sheet as of December 31, 2018. Please see below for additional information related to the Asset Purchase.

(3)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of September 30, 2019, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

(4)	Includes $1.6 million and $5.1 million related to the Capped Reimbursement Amount for the three and nine months ended September 30, 2019.

(5)	Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”) which were related parties of the Company.

(6)
Balance includes a receivable of $0.5 million from the Advisor as of September 30, 2019 previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020.

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution from the OP equal to 15% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the nine months ended September 30, 2019 or 2018. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Subordinated Participation in Real Estate Sales
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner is not entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received their capital contributions, plus a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the nine months ended September 30, 2019 or 2018. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution described above.
Termination Fees
Under the operating partnership agreement of the OP, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner is able to elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Under the Second A&R Advisory Agreement, upon the termination or non-renewal of the agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, including any change in control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor’s interest in the Company. All fees will be due within 30 days after the effective date of the termination of the Second A&R Advisory Agreement.
Upon a termination by either party in connection with a change of control (as defined in the Second A&R Advisory Agreement), the Company would pay the Advisor a change of control fee equal to the product of four (4) and the “Subject Fees.”

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, the OP and its subsidiary, ARHC TRS Holdco II, LLC, completed the Asset Purchase, purchasing all of the membership interests in indirect subsidiaries of HT III that owned the 19 properties which comprised substantially all of HT III’s assets, pursuant to a purchase agreement, dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of the Advisor. As of December 31, 2018 the Company had a $0.2 million net receivable to HT III included on its consolidated balance sheet.
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
Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
On July 29, 2019, the Board elected B.J. Penn as a member of the Board to serve as a director effective immediately. Mr. Penn, like the Company’s other independent directors, participates in the Company’s independent director compensation program. During the three months ended September 30, 2019, the Company paid to Mr. Penn an annual cash retainer effective as of July 29, 2019 pro-rated for the remaining portion of the current annual period, and he was awarded 15,000 restricted shares of common stock of the Company, par value $0.01 per share, which vest annually over a three-year period in equal installments.
The following table reflects the amount of restricted shares outstanding as of September 30, 2019 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2018	322,242	$21.41
Granted	15,000	17.50
Vested	(59,199)	21.47
Unvested, September 30, 2019	278,043	—

As of September 30, 2019, the Company had $5.9 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 4.4 years. Compensation expense related to restricted shares was approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively. Compensation expense related to restricted shares was approximately $282,000 and $921,000 for the three and nine months ended September 30, 2018, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three and nine months ended September 30, 2019 or 2018.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2018	$4,582
Other comprehensive income, before reclassifications	(12,496)
Amount of gain reclassified from accumulated other comprehensive income	(1,019)
Balance, September 30, 2019	$(8,933)

Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of September 30, 2019 and December 31, 2018, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company’s common stock or a corresponding number of shares of the Company’s common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the nine months ended September 30, 2019 and 2018, OP Unit non-controlling interest holders were paid distributions of $0.3 million and $0.4 million, respectively.
Non-Controlling Interests in Property Owning Subsidiaries
The Company also has investment arrangements with other unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company’s property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries’ property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with these arrangements and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in these arrangements and therefore the entities related to these arrangements are consolidated within the Company’s financial statements. A non-controlling interest is recorded for the investor’s ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)		Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended September 30,		Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	As of September 30, 2019	As of September 30, 2019	As of September 30, 2019	As of December 31, 2018	2019	2018	2019	2018
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$416	2.4%	$14,289	$14,747	$—	$—	$—	$87
UnityPoint Clinic Portfolio (2)	December 2017	$493	5.0%	$8,941	$9,241	$—	$—	$—	$—
______________
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2) Assumed as part of the HT III Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to stockholders (in thousands)	$(28,789)	$(29,607)	$(39,954)	$(42,548)
Basic and diluted weighted-average shares outstanding	91,992,963	90,203,311	91,884,495	90,983,620
Basic and diluted net loss per share	$(0.31)	$(0.33)	$(0.43)	$(0.47)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested restricted shares (1)	299,953	341,976	315,872	369,946
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,065,201	1,107,224	1,081,120	1,135,194
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 278,043 and 323,045 unvested restricted shares outstanding as of September 30, 2019 and 2018, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of September 30, 2019 and 2018.

(3)
Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of September 30, 2019 and 2018. These Class B Units are unvested as of September 30, 2019 and 2018 (see Note 9 — Related Party Transactions for additional information).

Note 15 — Segment Reporting
During the nine months ended September 30, 2019 and 2018, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
As described in more detail below, on April 1, 2019 the Company transitioned one property located in Wellington, Florida (the “Transition Property”) from its triple-net leased healthcare facilities segment to its Seniors Housing — Operating Properties segment. See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and nine months ended September 30, 2019 and 2018.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on net operating income (“NOI”). NOI is defined as total revenues from tenants less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, NOI should be examined in conjunction with net income (loss) as presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to pay distributions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,672	$3,783	$65,985	$95,440	$75,997	$10,780	$193,668	$280,445
Property operating and maintenance	8,733	608	51,314	60,655	23,702	1,420	147,136	172,258
NOI	$16,939	$3,175	$14,671	34,785	$52,295	$9,360	$46,532	108,187
Impairment charges				(22,615)				(22,634)
Operating fees to related parties				(5,941)				(17,535)
Acquisition and transaction related				(112)				(161)
General and administrative				(4,782)				(15,394)
Depreciation and amortization				(20,140)				(61,124)
Interest expense				(12,990)				(39,739)
Interest and other income				11				15
Loss on sale of real estate investments				2,715				8,793
(Loss) gain on non-designated derivatives				(2)				(50)
Income tax expense (benefit)				271				(364)
Net loss attributable to non-controlling interests				11				52
Net loss attributable to stockholders				$(28,789)				$(39,954)
_______________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and nine months ended September 30, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018				2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$24,186	$4,836	$61,169	$90,191	$73,383	$14,779	$182,424	$270,586
Property operating and maintenance	6,982	5,840	46,476	59,298	22,327	6,197	137,637	166,161
NOI	$17,204	$(1,004)	$14,693	30,893	$51,056	$8,582	$44,787	104,425
Impairment charges				(17,837)				(18,570)
Operating fees to related parties				(5,743)				(17,233)
Acquisition and transaction related				(40)				(333)
General and administrative				(4,441)				(12,705)
Depreciation and amortization				(20,466)				(62,099)
Interest expense				(12,597)				(35,962)
Interest and other income				16				21
(Loss) gain on non-designated derivative instruments				18				46
Income tax expense (benefit)				550				(225)
Net loss attributable to non-controlling interests				40				87
Net loss attributable to stockholders				$(29,607)				$(42,548)
_______________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and nine months ended September 30, 2018.
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2019	December 31, 2018
ASSETS
Investments in real estate, net:
Medical office buildings	$899,280	$878,703
Triple-net leased healthcare facilities (1)	237,366	289,686
Construction in progress (2)	95,960	90,829
Seniors housing — operating properties (1)	875,466	911,952
Total investments in real estate, net	2,108,072	2,171,170
Cash and cash equivalents	52,425	77,264
Restricted cash	19,160	14,094
Assets held for sale	70,674	52,397
Derivative assets, at fair value	—	4,633
Straight-line rent receivable, net	20,362	17,351
Prepaid expenses and other assets	46,745	28,785
Deferred costs, net	13,087	11,752
Total assets	$2,330,525	$2,377,446
______________________
(1) The Transition Property is presented within the Seniors Housing — Operating Properties segment as of September 30, 2019 and December 31, 2018.
(2) Included in the triple net leased healthcare facilities segment.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Medical office buildings	$1,385	$1,834	$3,139	$4,060
Triple-net leased healthcare facilities	—	425	17	493
Seniors housing — operating properties (1)	3,244	489	7,754	2,415
Total capital expenditures	$4,629	$2,748	$10,910	$6,968

______________________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and nine months ended September 30, 2019 and 2018.
Note 16 — Commitments and Contingencies
On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to 11 ground operating leases (see Note 2 — Summary of Significant Accounting Policies for additional information on the impact of adopting the new standard).
As of September 30, 2019, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 13.1 to 88.0 years.
As of September 30, 2019, the Company’s balance sheet includes ROU assets and liabilities of $7.2 million and $9.1 million, respectively, which are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 42.4 years and a weighted-average discount rate of 7.34% as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company paid cash of $0.2 million and $0.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended September 30, 2019.
The following table reflects the base cash rental payments due from the Company as of September 30, 2019:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases
2019 (remainder)	$162	$20
2020	651	82
2021	663	84
2022	682	86
2023	684	88
Thereafter	30,067	7,590
Total lease payments	32,909	7,950
Less: Effects of discounting	(23,782)	(3,117)
Total present value of lease payments	$9,127	$4,833

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Development Project Funding
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of September 30, 2019, the Company had funded $96.0 million, including $10.0 million for the land and $86.0 million for construction in progress. As a result, the Company believes that it has satisfied its funding commitments for the construction. As of September 30, 2019, the Company had funded $14.0 million in excess of its $72.0 million funding commitment for the construction. The Company has and may continue to, at its election, provide additional funding to ensure completion of the construction. To the extent the Company funds additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing the Company for any amounts funded. Entities related to Palm, referred to herein as the NuVista Tenant, owe the Company significant amounts due to defaults under leases with the Company at other properties in the Company’s portfolio (see Note 3 — Real Estate Investments for more information). The Company currently does not expect that Palm will reimburse the Company for construction overruns funded and there can be no assurance that they will do so, in whole or in part.
Palm is also responsible for completing the development and obtaining a final certificate of occupancy for the facility (the “CO”). However, Palm is in default of the development agreement and has ceased providing services under the development agreement. There is no assurance as to when and if Palm will comply with its obligations, and this has resulted in delays in obtaining the CO. The Company is currently working to obtain the CO, but there can be no assurance as to how long this process will take, or if the Company will be able to complete it at all.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Share Repurchases
On October 30, 2019, the Company repurchased 446,830 shares of common stock for approximately $7.8 million, at an average price per share of $17.50 pursuant to the SRP. The repurchases reflect all repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019. See Note 8 — Common Stock for additional information on the SRP.
Fannie Mae Master Credit Facilities Interest Rate Caps
On October 30, 2019, the Company entered into two new interest rate cap agreements, effective November 1, 2019 for a total notional amount of $88.7 million.  The two interest rate caps agreements extend three existing interest rate caps set to mature on the same date and are not designated as hedges.
Mortgage Repayments
In October 2019, the Company repaid its Courtyard Fountains - Gresham, OR mortgage with a gross outstanding loan amount of $23.5 million and added the property to the borrowing base under the Credit Facility. Additionally, the Company repaid the Bridge Loan mortgage with a gross outstanding loan amount of $18.6 million and added nine of the 15 properties securing the Bridge Loan to the borrowing base under the Credit Facility. These repayments were financed using proceeds from a $42.1 million draw on the Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Healthcare Trust, Inc. and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to Healthcare Trust, Inc., a Maryland corporation, including, as required by context, Healthcare Trust Operating Partnership, LP (our “OP”), a Delaware limited partnership, and its subsidiaries. The Company is externally managed by Healthcare Trust Advisors, LLC (our “Advisor”), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in “Part I — Financial Information” included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers, employees or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), the parent of our sponsor. As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
Provisions in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior secured credit facility (our “Credit Facility”), currently restrict us from increasing the rate we pay distributions to our stockholders, and contains other restrictions that limit our ability to pay distributions (including dividends to holders of any preferred stock we may issue) in the future. There can be no assurance that we will be able to continue paying distributions on our common stock at the current rate, or at all.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.

•
Any distributions, especially those not covered by our cash flows from operations, may reduce the amount of capital available for other purposes, including investment in properties and other permitted investments and may negatively impact the value of our stockholders’ investment.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•
The offering price and repurchase price for shares of our common stock under our distribution reinvestment plan (“DRIP”) and our share repurchase program (as amended, the “SRP”) may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire us.

Overview
We invest in healthcare real estate, focusing on seniors housing and medical office buildings (“MOB”), located in the United States. As of September 30, 2019, we owned 193 properties located in 31 states and comprised of 9.1 million rentable square feet.
We were incorporated on October 15, 2012 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP.
On April 1, 2019, our board of directors (the “Board”) approved a new estimate of per share net asset value (“Estimated Per-Share NAV”) equal to $17.50 as of December 31, 2018. Our previous Estimated Per-Share NAV was equal to $20.25 as of December 31, 2017. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the “Property Manager”) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, and these related parties receive compensation, fees and expense reimbursements for services related to managing our business and investments. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP.
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

Properties
The following table presents certain additional information about the properties we owned as of September 30, 2019:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased		Weighted Average Remaining Lease Term in Years (1)	Gross Asset Value (2)
						(In thousands)
Medical Office Buildings	113	3,843,698	91.1%		5.0	$1,056,420
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple-Net Leased	4	102,753	100.0%		11.3	55,000
Hospitals	6	514,962	90.7%		7.4	133,575
Post-Acute / Skilled Nursing (3)	8	354,016	100.0%		8.1	86,566
Total Triple-Net Leased Healthcare Facilities	18	971,731	95.1%		8.0	275,141
Seniors Housing — Operating Properties (3)	59	4,314,517	85.1%	(5)	N/A	1,166,749
Land	2	N/A	N/A		N/A	3,665
Construction in Progress (4)	1	N/A	N/A		N/A	95,960
Total Portfolio	193	9,129,946				$2,597,935
_______________

(1)	Weighted-average remaining lease term in years is calculated based on square feet as of September 30, 2019.

(2)	Gross Asset Value represents the total real estate investments, at cost, assets held for sale at carrying value, net of gross market lease intangible liabilities.

(3)
One property was transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through September 30, 2019 (the “Transition Property”). The Transition Property is presented within the Seniors Housing — Operating Properties segment as of September 30, 2019. See Results of Operations for more information on this property.

(4)	Relates to a development property in Jupiter, Florida (see Note 16 — Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q).

(5)	Weighted by unit count as of September 30, 2019.

N/A	Not applicable.

Results of Operations
As of September 30, 2019, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing communities, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing communities under a structure permitted by the REIT rules. Under the REIT rules, a REIT may lease “qualified health care” properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of September 30, 2019, we had 12 eligible independent contractors operating 59 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2019, we owned 193 properties. There were 172 properties (our “Same Store” properties) owned for the entire year ended December 31, 2018 and nine months ended September 30, 2019, including two vacant land parcels and one property under development. During the period from January 1, 2018 to September 30, 2019, we acquired 23 properties (our “Acquisitions”) and disposed of 15 properties (our “Dispositions”). As described in more detail under “— Comparison of the Nine Months Ended September 30, 2019 and 2018 — Transition Properties” below, our Same Store properties includes the one Transition Property that was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through September 30, 2019. We adjusted our Same Store for those segments to include the Transition Property as part of our Same Store in our SHOP segment and excluded it entirely from the Same Store in our triple-net leased healthcare facilities segment (each segment as so adjusted, the “Segment Same Store”). See Results of Operations — The NuVista Tenant for further information about the Transition Property and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2018 to September 30, 2019:

Number of Properties
Number of properties, January 1, 2018	185
Acquisition activity during the year ended December 31, 2018	14
Disposition activity during the year ended December 31, 2018	(8)
Number of properties, December 31, 2018	191
Acquisition activity during the nine months ended September 30, 2019	9
Disposition activity during the nine months ended September 30, 2019	(7)
Number of properties, September 30, 2019	193

Number of Same Store Properties (1)	172
_______________
(1) Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.

Comparison of the Three Months Ended September 30, 2019 and 2018
Net loss attributable to stockholders was $28.8 million and $29.6 million for the three months ended September 30, 2019 and 2018, respectively. The following table shows our results of operations for the three months ended September 30, 2019 and 2018 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$
Revenue from tenants	$95,440	$90,191	$5,249

Operating expenses:
Property operating and maintenance	60,655	59,298	1,357
Impairment charges	22,615	17,837	4,778
Operating fees to related parties	5,941	5,743	198
Acquisition and transaction related	112	40	72
General and administrative	4,782	4,441	341
Depreciation and amortization	20,140	20,466	(326)
Total expenses	114,245	107,825	6,420
Operating loss before gain on sale of real estate investments	(18,805)	(17,634)	(1,171)
Gain on sale of real estate investment	2,715	—	2,715
Operating income	(16,090)	(17,634)	1,544
Other income (expense):
Interest expense	(12,990)	(12,597)	(393)
Interest and other income	11	16	(5)
(Loss) gain on non-designated derivatives	(2)	18	(20)
Total other expenses	(12,981)	(12,563)	(418)
Loss before income taxes	(29,071)	(30,197)	1,126
Income tax benefit	271	550	(279)
Net loss	(28,800)	(29,647)	847
Net loss attributable to non-controlling interests	11	40	(29)
Net loss attributable to stockholders	$(28,789)	$(29,607)	$818
Transition Property
As described in more detail below, our Same Store includes one Transition Property, our property in Wellington, Florida, which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from April 1, 2019 through June 30, 2019. During the three months ended September 30, 2019, as shown in more detail in the table below, the Transition Property contributed $0.2 million of NOI, an increase of $0.3 million from the $48,000 NOI for the three months ended September 30, 2018. The results of operations of this property is included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to this property is included in property operating and maintenance expense on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.

The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Property as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Property.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$7,981	$(5,171)	$2,810	$5,127	$(1,239)	$3,888	$2,854	$(3,932)	$(1,078)
Less: Property operating and maintenance	5,386	(4,941)	445	5,267	(1,287)	3,980	119	(3,654)	(3,535)
NOI	$2,595	$(230)	$2,365	$(140)	$48	$(92)	$2,735	$(278)	$2,457

SHOP Segment
Total revenues	$60,198	$5,171	$65,369	$59,410	$1,239	$60,649	$788	$3,932	$4,720
Less: Property operating and maintenance	45,852	4,941	50,793	44,754	1,287	46,041	1,098	3,654	4,752
NOI	$14,346	$230	$14,576	$14,656	$(48)	$14,608	$(310)	$278	$(32)

Net Operating Income
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures included elsewhere in this Quarterly Report for additional disclosure and a reconciliation to our net income (loss) attributable to stockholders.
As discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q, we adopted ASU No. 2016-02, Leases on January 1, 2019. The following is a summary of the impacts of the new accounting guidance, as lessor, on the presentation of the NOI tables below:

•
Since we elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, we have aggregated revenue from our lease components and non-lease components (tenant operating expense reimbursements) into one line named “Revenue from tenants.” The prior period has been conformed to this new presentation.

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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended September 30, 2019 and 2018:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$22,194	$21,670	$524	$3,374	$944	$2,430	$104	$1,572	$(1,468)	$25,672	$24,186	$1,486
Less: Property operating and maintenance	7,581	6,130	1,451	1,129	303	826	23	549	(526)	8,733	6,982	1,751
NOI	$14,613	$15,540	$(927)	$2,245	$641	$1,604	$81	$1,023	$(942)	$16,939	$17,204	$(265)
_______________

(1)	Our MOB segment included 93 Same Store properties.

(2)	Our MOB segment included 20 Acquisition properties.

(3)	Our MOB segment included six Disposition properties.

(4)	Our MOB segment included 113 properties.

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
During the three months ended September 30, 2019, the MOB segment contributed a $0.3 million decrease in NOI as compared to the three months ended September 30, 2018. Of our 23 Acquisitions during the period from January 1, 2018 through September 30, 2019, 20 were MOBs which contributed a $1.6 million increase in NOI, which was offset by six MOB Disposition properties which contributed a $0.9 million decrease in NOI, and our Same Store properties which contributed a $0.9 million decrease in NOI.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended September 30, 2019 and 2018:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$2,810	$3,888	$(1,078)	$973	$—	$973	$—	$948	$(948)	$3,783	$4,836	$(1,053)
Less: Property operating and maintenance	445	3,980	(3,535)	161	—	161	2	1,860	(1,858)	608	5,840	(5,232)
NOI	$2,365	$(92)	$2,457	$812	$—	$812	$(2)	$(912)	$910	$3,175	$(1,004)	$4,179
_______________

(1)	Our triple-net leased healthcare facilities segment included 17 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included two Acquisition properties.

(3)	Our triple-net leased healthcare facilities segment included eight Disposition properties.

(4)	Our triple-net leased healthcare facilities segment included 19 properties.
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
During the three months ended September 30, 2019, our triple-net leased healthcare facilities’ NOI increased $4.2 million as compared to the three months ended September 30, 2018, resulting from increases of $2.5 million from Same Store, $0.8 million from Acquisitions, and $0.9 million from Dispositions.
During the three months ended September 30, 2019, revenue from tenants in our triple-net leased healthcare facilities segment decreased $1.1 million compared to the three months ended September 30, 2018, primarily driven by a $1.1 million decrease in the Same Store properties, due to bad debt expense within Same Store properties, primarily from the bad debt expense incurred with respect to properties leased to LaSalle Tenant and the NuVista Tenant which is now presented within revenue from tenants (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on our adoption of ASU No. 2016-02, Leases on January 1, 2019).
Property operating and maintenance expenses of $0.6 million during the three months ended September 30, 2019 primarily relates to property taxes and operating expenses related to four of our properties in Texas (collectively, the “LaSalle Tenant”) and the NuVista Tenant. Property operating and maintenance expense during the three months ended September 30, 2018 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle and NuVista tenant, which is described below in more detail.

The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant. In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of September 30, 2019. We incurred $1.2 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended September 30, 2019 which is included in revenue from tenants in the consolidated statement of operations.
On February 15, 2019, we filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at the four properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, we and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the “LaSalle Guarantor”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. We severed our claims against the LaSalle Guarantor from the action against the LaSalle Tenant. On August 27, 2019, the court awarded us monetary damages on our claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest. We continue to have the receivables relating to the LaSalle Tenant fully reserved as of September 30, 2019.
On October 30, 2019, the court entered into an order appointing a receiver of the LaSalle Tenants. We and the receiver are currently evaluating the management structure and operational strategy of these properties. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties, but there can be no assurance that we will be able to replace the LaSalle Tenant on a timely basis, or at all.
The NuVista Tenant
We had tenants at two of our properties in Florida (collectively, the “NuVista Tenant”) that were in default under its leases beginning from July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of September 30, 2019. There can be no guarantee on the collectability of these receivables, as such, we have the entire receivable balance and related income from the NuVista Tenant fully reserved as of September 30, 2019. We did not incur bad debt expense related to the NuVista Tenant during the three months ended September 30, 2019 and incurred $1.6 million of bad debt expense related to the NuVista Tenant, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended September 30, 2018 which is included property operating and maintenance expense during the three months ended September 30, 2018 in the consolidated statement of operations.
The NuVista Tenant are related to Palm Health Partners, LLC (“Palm”), the developer of our development property in Jupiter, Florida which is also currently in default to us (see Note 16 — Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q for for more information on the status of the relationship with Palm).
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. On February 19, 2019, in response to litigation commenced by us against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the order. Subsequent to the entry into the Order, we, our designated manager and NuVista Tenant have worked to transition operations at the property to our designated manager. Our designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order terminating the existing lease with the NuVista Tenant. Following entry into the order, we signed a lease with a TRS and engaged its designated manager, to operate the property. This structure is permitted by the REIT rules, under which a REIT may lease “qualified health care” properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the nine months ended September 30, 2019 we received $1.6 million under the OTA for periods prior to the lease termination, which amounts had previously been fully reserved. This payment under the OTA is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington, Florida transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with TRS’s, and has engaged a third party to operate the properties.
The NuVista Tenant is related to Palm, the developer of our development property in Jupiter, Florida which is also currently in default to us. See Liquidity and Capital Resources — Palm and the NuVista Tenant for further details.

Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended September 30, 2019 and 2018:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (1)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$65,368	$60,649	$4,719	$465	$—	$465	$152	$520	$(368)	$65,985	$61,169	$4,816
Less: Property operating and maintenance	50,792	46,041	4,751	376	—	376	146	435	(289)	51,314	46,476	4,838
NOI	$14,576	$14,608	$(32)	$89	$—	$89	$6	$85	$(79)	$14,671	$14,693	$(22)
_______________

(1)	Our SHOP segment included 60 Same Store properties, including two land parcels.

(2)	Our SHOP segment included one Acquisition property.

(3)	Our SHOP segment included one Disposition property.

(4)	Our SHOP segment included 61 properties, including two land parcels.
Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators, and costs associated with maintaining the physical site.
During the three months ended September 30, 2019, revenues from tenants increased by $4.8 million in our SHOP segment as compared to the three months ended September 30, 2018 which was primarily driven by our Transition Property. During the three months ended September 30, 2019, property operating and maintenance expenses increased $4.8 million in our SHOP segment as compared to the three months ended September 30, 2018, primarily due to our Transition Property.
Other Results of Operations
Impairment Charges
We recorded $22.6 million and approximately $17.8 million of impairment charges for the three months ended September 30, 2019 and 2018, respectively. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the three months ended September 30, 2019. The impairment charges for the three months ended September 30, 2018 primarily related to assets held for sale during that period in 2018 that had carrying values in excess of the net sales price of the assets.
Operating Fees to Related Parties
Operating fees to related parties were $5.9 million for the three months ended September 30, 2019 and $5.7 million for 2018. Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees remained unchanged at $4.9 million for the three months ended September 30, 2019 and 2018.
Property management fees were $1.1 million for the three months ended September 30, 2019 and $1.0 million for the three months ended September 30, 2018. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.1 million for the three months ended September 30, 2019, compared to approximately $40,000 for the three months ended September 30, 2018. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $4.8 million for the three months ended September 30, 2019 compared to $4.4 million for the three months ended September 30, 2018, which includes $2.4 million and $2.2 million, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties.

Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.4 million to $20.1 million for the three months ended September 30, 2019 from $20.5 million for the three months ended September 30, 2018. The decrease was due to a decrease in Same Store depreciation and amortization of $1.2 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $0.3 million, partially offset by an increase due to our acquisitions of approximately $1.1 million.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2019, we sold one MOB property, the last property to be sold out of a portfolio of six MOB properties located within the State of New York (the “New York Six MOBs”) which resulted in a gain on sale. This property sold for a contract price of $13.6 million, representing a portion of the $58.8 million contract price for the New York Six MOBs. Also, in August 2019, we sold one of our SHOP properties for a contract price of $3.5 million. As a result of these sales,we recorded an aggregate gain on sale of real estate investments of $2.7 million for the three months ended September 30, 2019. We had no gains on the sale of real estate investments during the three months ended September 30, 2018.
Interest Expense
Interest expense increased $0.4 million to $13.0 million for the three months ended September 30, 2019 from $12.6 million for the three months ended September 30, 2018. The increase in interest expense resulted from higher overall outstanding debt including new borrowings under our master credit facilities related to Fannie Mae’s Multifamily MBS program (the “Fannie Mae Master Credit Facilities”) and the $118.7 million loan from KeyBank National Association (the “Multi-Property CMBS Loan”) in April 2018. This increase in outstanding debt was partially offset by paydowns of our multi-property mortgage loan with Capital One, National Association (the “Bridge Loan”) entered into in December 2017. As of September 30, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.47% per year. As of September 30, 2018 we had total borrowings of $1.0 billion, at a weighted average interest rate of 4.45%.
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
(Loss) Gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments for the three months ended September 30, 2019 and 2018 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit
Income tax benefit of approximately $0.3 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax benefits incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $11,000 for the three months ended September 30, 2019. Net loss attributable to non-controlling interests was approximately $40,000 for the three months ended September 30, 2018. These amounts represent the portion of our net income that is related to limited partner interests in the OP (“OP Units”) and other non-controlling interest holders in our subsidiaries that own certain properties.

Comparison of the Nine Months Ended September 30, 2019 and 2018
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $40.0 million and $42.5 million for the nine months ended September 30, 2019 and 2018, respectively. The following table shows our results of operations for the nine months ended September 30, 2019 and 2018 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	$
Revenue from tenants	$280,445	$270,586	$9,859

Operating expenses:
Property operating and maintenance	172,258	166,161	6,097
Impairment charges	22,634	18,570	4,064
Operating fees to related parties	17,535	17,233	302
Acquisition and transaction related	161	333	(172)
General and administrative	15,394	12,705	2,689
Depreciation and amortization	61,124	62,099	(975)
Total expenses	289,106	277,101	12,005
Operating loss before gain on sale of real estate investments	(8,661)	(6,515)	(2,146)
Gain on sale of real estate investment	8,793	—	8,793
Operating income (loss)	132	(6,515)	6,647
Other income (expense):
Interest expense	(39,739)	(35,962)	(3,777)
Interest and other income	15	21	(6)
(Loss) gain on non-designated derivatives	(50)	46	(96)
Total other expenses	(39,774)	(35,895)	(3,879)
Loss before income taxes	(39,642)	(42,410)	2,768
Income tax expense	(364)	(225)	(139)
Net loss	(40,006)	(42,635)	2,629
Net loss attributable to non-controlling interests	52	87	(35)
Net loss attributable to stockholders	$(39,954)	$(42,548)	$2,594
Transition Property
As described in more detail below, our Same Store includes one Transition Property, which is our property in Wellington, Florida, which was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2019. During the nine months ended September 30, 2019, as shown in more detail in the table below, the Transition Property contributed $1.6 million of NOI, an increase of $3.3 million from the $1.7 million negative NOI for the nine months ended June 30, 2018. The results of operations of this property is included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to this property is included in property operating and maintenance expense on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.

The following table presents segment Same Store properties’ NOI before and after adjusting for the Transition Property as described above, to arrive at ‘Segment Same Store’ results. Our MOB segment was not affected by the Transition Property.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store
NNN Segment
Revenue from tenants	$20,451	$(12,271)	$8,180	$15,653	$(3,718)	$11,935	$4,798	$(8,553)	$(3,755)
Less: Property operating and maintenance	11,977	(10,719)	1,258	9,668	(5,371)	4,297	2,309	(5,348)	(3,039)
NOI	$8,474	$(1,552)	$6,922	$5,985	$1,653	$7,638	$2,489	$(3,205)	$(716)

SHOP Segment
Revenue from tenants	$179,872	$12,271	$192,143	$177,177	$3,718	$180,895	$2,695	$8,553	$11,248
Less: Property operating and maintenance	135,048	10,719	145,767	130,949	5,371	136,320	4,099	5,348	9,447
NOI	$44,824	$1,552	$46,376	$46,228	$(1,653)	$44,575	$(1,404)	$3,205	$1,801
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures included elsewhere in this Quarterly Report for additional disclosure and a reconciliation to our net income (loss) attributable to stockholders.
As discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q, we adopted ASU No. 2016-02, Leases on January 1, 2019. The following is a summary of the impacts of the new accounting guidance, as lessor, on the presentation of the NOI tables below:

•
Since we elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, we have aggregated revenue from our lease components and non-lease components (tenant operating expense reimbursements) into one line named “Revenue from tenants.” The prior period has been conformed to this new presentation.

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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the nine months ended September 30, 2019 and 2018:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$66,383	$67,005	$(622)	$9,115	$1,648	$7,467	$499	$4,730	$(4,231)	$75,997	$73,383	$2,614
Less: Property operating and maintenance	20,233	20,187	46	2,983	552	2,431	486	1,588	(1,102)	23,702	22,327	1,375
NOI	$46,150	$46,818	$(668)	$6,132	$1,096	$5,036	$13	$3,142	$(3,129)	$52,295	$51,056	$1,239
_______________

(1)	Our MOB segment included 94 Same Store properties.

(2)	Our MOB segment included 20 Acquisition properties.

(3)	Our MOB segment included six Disposition properties.

(4)	Our MOB segment included 113 properties.
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
During the nine months ended September 30, 2019, the MOB segment contributed a $1.2 million increase in NOI as compared to the nine months ended September 30, 2018. Of our 23 Acquisitions, 20 were MOBs which contributed a $5.0 million increase in NOI, which was partially offset by six MOB Disposition properties which contributed a $3.1 million decrease in NOI and our Same Store properties which contributed a $0.7 million decrease in NOI.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the nine months ended September 30, 2019 and 2018:

	Same Store (1)			Acquisitions(2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$8,180	$11,934	$(3,754)	$2,600	$—	$2,600	$—	$2,845	$(2,845)	$10,780	$14,779	$(3,999)
Less: Property operating and maintenance	1,258	4,296	(3,038)	160	—	160	2	1,901	(1,899)	1,420	6,197	(4,777)
NOI	$6,922	$7,638	$(716)	$2,440	$—	$2,440	$(2)	$944	$(946)	$9,360	$8,582	$778
_______________

(1)	Our triple-net leased healthcare facilities segment included 17 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included two Acquisition properties.
(3) Our triple-net leased healthcare facilities segment included eight Disposition properties.
(4) Our triple-net leased healthcare facilities segment included 19 properties.
Revenue from tenants for our triple-net leased healthcare facilities generally consist of fixed rental amounts (which may be subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. These revenues are contractual rent received from tenants that does not vary based on the underlying operating performance of the properties. In addition, revenue from tenants also includes operating expense reimbursements in our triple-net leased healthcare facilities segment, which generally include reimbursement for property operating expenses that we pay on behalf of tenants in this segment. However, pursuant to many of our lease agreements in this segment, tenants are generally directly responsible for all operating costs of the respective properties in addition to base rent. Property operating and maintenance expenses should typically include minimal activity in our triple-net leased healthcare facilities segment except for real estate taxes and insurance. Real estate taxes are typically paid directly by the tenants; however, they may be paid by us and reimbursed by the tenants.
During the nine months ended September 30, 2019, revenue from tenants in our triple-net leased healthcare facilities segment decreased $4.0 million compared to the nine months ended September 30, 2018 due to bad debt expense within Same Store properties, primarily from the bad debt expense incurred with respect to properties leased to the LaSalle Tenant and the NuVista Tenant which is now presented within revenue from tenants (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on our adoption of ASU No. 2016-02, Leases on January 1, 2019). The decrease in revenue from tenants in our triple-net leased Same Store properties of $3.8 million and the decrease in our triple-net leased Dispositions of $2.8 million, were partially offset by an increase in our triple-net leased Acquisitions of $2.6 million.
Property operating and maintenance expenses of $1.4 million during the nine months ended September 30, 2019 primarily relates to property taxes and operating expenses related to the LaSalle Tenant and the NuVista Tenant. Property operating and maintenance expenses during the nine months ended September 30, 2018 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle and NuVista tenant, which is described below.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant and a receiver empowered to replace the LaSalle Tenant with a new tenant and operator at the properties has been appointed. See — Results of Operations — Comparison of the Three Months Ended September 30, 2019 and 2018 for additional information on the LaSalle Tenant. We have the entire receivable balance and related income from the LaSalle Tenant fully reserved as of September 30, 2019. We incurred $3.1 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the nine months ended September 30, 2019 which is included in revenue from tenants in the consolidated statement of operations.
The NuVista Tenant
The NuVista Tenant was in default under its leases beginning from July 2017, and the applicable properties transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with TRS’s and engaged a third party to operate the properties. See — Results of Operations —

Comparison of the Three Months Ended September 30, 2019 and 2018 for additional information on the NuVista Tenant. We incurred $1.1 million and $5.4 million of bad debt expense related to the NuVista Tenant during the nine months ended September 30, 2019 and 2018, respectively which is included in revenue from tenants during the nine months ended September 30, 2019 and property operating and maintenance expense during the nine months ended September 30, 2018 in the consolidated statement of operations.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the nine months ended September 30, 2019 and 2018:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$192,143	$180,895	$11,248	$465	$—	$465	$1,060	$1,529	$(469)	$193,668	$182,424	$11,244
Less: Property operating and maintenance	145,767	136,320	9,447	376	—	376	993	1,317	(324)	147,136	137,637	9,499
NOI	$46,376	$44,575	$1,801	$89	$—	$89	$67	$212	$(145)	$46,532	$44,787	$1,745
_______________

(1)	Our SHOP segment included 60 Same Store properties, including two land parcels.
(2) Our SHOP segment included one acquisition property.
(3) Our SHOP segment included one disposition property.
(4) Our SHOP segment included 61 properties, including two land parcels.
Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators, and costs associated with maintaining the physical site.
During the nine months ended September 30, 2019, revenues from tenants increased by $11.2 million in our SHOP segment as compared to the nine months ended September 30, 2018, primarily due to our Transition Property. During the nine months ended September 30, 2019, property operating and maintenance expenses increased $9.5 million in our SHOP segment as compared to the nine months ended September 30, 2018, primarily due to our Transition Property.
Other Results of Operations
Impairment Charges
We recorded $22.6 million and $18.6 million of impairment charges for the nine months ended September 30, 2019 and 2018, respectively. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the nine months ended September 30, 2019. The impairment charges for the nine months ended September 30, 2018 primarily related to to assets held for sale during that period in 2018 that had carrying values in excess of the net sales price of the assets.
Operating Fees to Related Parties
Operating fees to related parties increased $0.3 million to $17.5 million for the nine months ended September 30, 2019 from $17.2 million for the nine months ended September 30, 2018.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended September 30, 2019 and 2018 for additional information). Asset management fees were $14.6 million for the nine months ended September 30, 2019 and 2018.
Property management fees increased $0.3 million to $2.9 million during the nine months ended September 30, 2019 from $2.6 million for the nine months ended September 30, 2018. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.2 million for the nine months ended September 30, 2019 and $0.3 million for the nine months ended September 30, 2018. The expenses in both periods relate to indirect costs related to acquisitions.

General and Administrative Expenses
General and administrative expenses increased $2.7 million to $15.4 million for the nine months ended September 30, 2019 from $12.7 million for the nine months ended September 30, 2018, which includes $7.9 million and $6.6 million, respectively, incurred in expense reimbursements and distributions on Class B Units to related parties. The increase in general and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties in part due to expenses incurred as a result of an acceleration in the timing of completing and filing our definitive proxy statement in 2019 as compared to 2018.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $1.0 million to $61.1 million for the nine months ended September 30, 2019 from $62.1 million for the nine months ended September 30, 2018. The decrease was due to a decrease in Same Store depreciation and amortization of $3.1 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $1.4 million, partially offset by an increase due to our acquisitions of approximately $3.5 million.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2019, we sold the New York Six MOBs which resulted in gains on sale. These properties sold for a contract price of $58.8 million. Also, in August 2019, we sold one of our SHOP properties for a contract price of $3.5 million. As a result, of these sales,we recorded an aggregate gain on sale of real estate investments of $8.8 million for the nine months ended September 30, 2019. We had no gains on the sale of real estate investments during the nine months ended September 30, 2018.
Interest Expense
Interest expense increased $3.7 million to $39.7 million for the nine months ended September 30, 2019 from $36.0 million for the nine months ended September 30, 2018. The increase in interest expense resulted from higher overall outstanding debt including new borrowings under our Fannie Mae Master Credit Facilities and the $118.7 million Multi-Property CMBS Loan in April 2018. As of September 30, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.47%. As of September 30, 2018 we had total borrowings of $1.0 billion, at a weighted average interest rate of 4.45%.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $15,000 for the nine months ended September 30, 2019 and $21,000 for the nine months ended September 30, 2018.
(Loss) Gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments for the nine months ended September 30, 2019 and 2018 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit
Income tax expense of $0.4 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax benefit incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $52,000 and approximately $87,000 for the nine months ended September 30, 2019 and 2018, which represents the portion of our net income that is related to the OP Units and other non-controlling interest holders in our subsidiaries that own certain properties.

Cash Flows from Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $39.4 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $45.5 million (net loss of $40.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, share based compensation, gain on non-designated derivatives and impairment charges). In addition, cash provided by operating activities was impacted by an increase in accounts payable and accrued expenses of $3.6 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees and an increase in deferred rent of $1.0 million. These cash inflows were partially offset by a net increase in prepaid and other assets of $7.7 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $3.0 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019 was $40.1 million. The net cash used in investing activities was due to cash used of $91.6 million for the acquisition of nine properties during the period and $10.9 million in capital expenditures, partially offset by proceeds from sale of real estate of $62.5 million.
Net cash used in investing activities during the nine months ended September 30, 2018 was $80.5 million. The cash used in investing activities included $73.5 million for the acquisition of eleven MOBs during the period and to fund the ongoing development property in Jupiter, Florida, as well as $7.0 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $19.1 million during the nine months ended September 30, 2019 related to payments on our prior credit facility we, through the OP, entered into on March 21, 2014, of $243.3 million, mortgage principal repayments of $27.4 million, distributions to stockholders of $38.2 million, common stock repurchases of $13.3 million and payments of deferred financing costs of $10.3 million. These cash outflows were partially offset by total proceeds received under our Credit Facility of $313.6 million.
Net cash used in financing activities of $8.8 million during the nine months ended September 30, 2018 related to proceeds of $94.2 million from our Fannie Mae Master Credit Facilities and $118.7 million from the Multi-Property CMBS Loan. These cash inflows were partially offset by mortgage principal repayments of $62.9 million, payments on our Credit Facility of $80.0 million, distributions to stockholders of $43.1 million, common stock repurchases of $14.2 million, deferred financing costs of $3.3 million, and distributions to non-controlling interest holders of $0.4 million.
Liquidity and Capital Resources
As of September 30, 2019, we had $52.4 million of cash and cash equivalents. We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by operations and proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities, and other secured financings. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations, if any.

Pursuant to our Credit Facility, until January 1, 2020, we are not permitted to increase distributions we pay to our stockholders. From and after January 1, 2020, provisions in our Credit Facility will restrict us from paying distributions (including dividends to holders of any preferred stock we may issue) in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of our Modified FFO (as defined in our Credit Facility and which is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q) during the applicable period. Until we become subject to these distribution restrictions, we are subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our Credit Facility based on the same borrowing base properties is lower. Further, after we become subject to these distribution restrictions, our ability to maintain compliance with our Credit Facility and pay distributions will depend on, among other things, our ability to increase the amount of cash we generate from operations which in turn depends on a variety of factors, including our ability to complete acquisitions of new properties and improve operations at our existing properties. If we are unable to do so, our ability to comply with our Credit Facility and pay distributions will be adversely affected and there can be no assurance our lenders would consent to the extent any amendment or waiver becomes necessary to maintain compliance, which would adversely affect our ability to continue to pay distributions to the holders of our common stock. Further, to the extent we issue preferred stock, the holders of the preferred stock will be entitled to be paid all dividends prior to us paying distributions to the holders of our common stock.
Our principal demands for cash are for funding costs related to our ongoing development project, acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases and distributions to our stockholders.
Financings
As of September 30, 2019, our total debt leverage ratio (total debt divided by total assets) was approximately 47.9% and we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.5%. As of December 31, 2018, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.6%. As of September 30, 2019, the gross asset value of our real estate assets was $2.5 billion, with $1.0 billion of real estate assets pledged as collateral for mortgage notes payable, $599.7 million of real estate assets pledged to secure advances under the Fannie Mae Master Credit Facilities and $798.6 million of real estate assets comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral for any new indebtedness, unless the existing indebtedness secured by these properties is repaid or otherwise refinanced.
We expect to utilize proceeds from our Credit Facility and our Fannie Mae Master Credit Facilities, other secured financings (including refinancings of our existing mortgage loans) to fund future property acquisitions, as well as other sources of funds that may be available to us. These actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Credit Facility. The gross asset value of unencumbered assets as of September 30, 2019 was $263.9 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of September 30, 2019, we had $443.4 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2019 and the year ended December 31, 2020 are $18.9 million and $24.3 million, respectively. In October 2019, as described below, we refinanced all of our mortgages through 2020 prior to their maturity. See Note 4 — Mortgages Payable to our consolidated financial statements included in this Form 10-Q for additional information.
In April 2019, we repaid mortgages on three of our properties with a gross outstanding loan amount of $16.7 million as of September 30, 2019 and added them to the borrowing base under the Credit Facility. See Note 4 — Mortgages Payable to our consolidated financial statements included in this Form 10-Q for additional information.
In October 2019, we repaid our Courtyard Fountains - Gresham, OR mortgage and Bridge Loan with gross outstanding loan amounts of $23.5 million and $18.6 million, respectively for a total debt repayment of $42.1 million. Concurrently, we added ten of the properties that had secured these loans to the borrowing base under the Credit Facility. See Note 4 — Mortgages Payable to our consolidated financial statements included in this Form 10-Q for additional information.
Credit Facility
As of September 30, 2019, $313.6 million was outstanding under the Credit Facility and the unused borrowing capacity under the Credit Facility was $19.8 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. Of the total amount outstanding, $150.0 million was outstanding under our Term Loan, and $163.6 million was outstanding under the Revolving Credit Facility. The Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility requires us to meet certain financial covenants on a quarterly basis. As of September 30, 2019, we were in compliance with the financial covenants under the Credit Facility.
During the three months ended September 30, 2019, we borrowed $43.0 million. These borrowings were used to fund acquisitions. In October 2019, we borrowed $42.1 million under the Revolving Credit Facility and added ten properties to the borrowing base under the Credit Facility. As described above under “—Mortgage Notes Payable,” these borrowings were used to fund the repayments of our Courtyard Fountains - Gresham, OR mortgage and Bridge Loan that had been secured by the ten properties added to the borrowing base as well as six other properties.
Fannie Mae Master Credit Facilities
As of September 30, 2019, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
On March 2, 2018, we incurred approximately $64.2 million in aggregate additional indebtedness under the Fannie Mae Master Credit Facilities. All of the $61.7 million of the net proceeds, after closing costs, of this advance were used to prepay a portion of mortgage notes payable.
Acquisitions — Nine Months Ended September 30, 2019
We completed the acquisitions of five multi-tenant MOBs, three single tenant MOBs and a SHOP for an aggregate contract purchase price of $86.3 million during the nine months ended September 30, 2019. The properties are located in Greenfield, WI, Milwaukee, WI, St. Francis, WI, Lancaster, PA, York, PA , Northampton, MA, Springfield, MA, and West Springfield, MA, and Escondido, CA and comprise approximately 283,518 square feet. Of the properties we acquired during the nine months ended September 30, 2019, four were acquired during the three months ended September 30, 2019 for a contract purchase price of $46.1 million. We accounted for these purchases as asset acquisitions. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Credit Facility) and cash on hand, which includes proceeds from dispositions. These properties were added to the borrowing base under the Revolving Credit Facility.
Acquisitions Subsequent to September 30, 2019 and Pending Transactions
As of September 30, 2019, we had $52.4 million of cash and cash equivalents. As of September 30, 2019, the unused borrowing capacity under the Revolving Credit Facility was $19.8 million. Under the Credit Facility, until we become subject to certain distribution restrictions described below under “—Distributions” on January 1, 2020, we are subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our Credit Facility based on the same borrowing base properties is lower.
We have entered into PSAs to acquire three SHOP properties located in Edwardsville, IL, Shiloh, IL, and Sparta, IL and four MOB properties located in Roscoe, IL, Harrisburg, PA (two properties), and Mechanicsburg, PA for an aggregate purchase price of $84.3 million. The pending acquisitions are subject to conditions, and there can be no assurance they will be completed on its current terms or at all. We expect to finance these acquisitions and future acquisitions primarily with additional borrowings under our Revolving Credit Facility, as well as cash on hand, which is expected to include proceeds from dispositions and excess proceeds from refinancing of certain of our existing mortgage debt. Any potential future disposition or refinancing is subject to market conditions and other conditions that are beyond our control and there can be no assurance we will be able to generate sufficient liquidity from these sources to complete this or any future acquisitions on a timely basis or at all.
In order to increase the amount available for borrowing under our Credit Facility, we intend to add this pending acquisition, as well as additional, eligible unencumbered properties that we owned as of September 30, 2019, to the borrowing base of our Credit Facility. The gross carrying value of unencumbered assets as of September 30, 2019 was $263.9 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility.

Dispositions and Assets Held for Sale
New York Six MOBs
On February 6, 2019, we sold five of the New York Six MOBs for a contract sales price of $45.0 million. Four of these were included on the borrowing base of the Revolving Credit Facility and one was mortgaged under the Multi-Property CMBS Loan. The net proceeds after closing costs and the repayment of debt, including prepayment penalties, was $26.6 million. The one remaining New York Six MOB was sold in August 2019, resulting in net proceeds after closing costs and the repayment of debt, including prepayment penalties, of $13.3 million.

Ocean Park
During the first quarter of 2019, we reconsidered the intended holding period for one of our SHOP properties located in Brookings, OR (“Ocean Park”) due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, we entered into a purchase and sale agreement for the sale of Ocean Park for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, we recognized an impairment charge of approximately $19,000 on Ocean Park during the nine months ended September 30, 2019, which is included on the consolidated statement of operations and comprehensive loss. On August 1, 2019, we completed this disposition resulting in net proceeds after the repayment of debt and closing costs of $1.6 million.
Michigan SHOPs
In April, 2019, we began marketing for a possible sale a portfolio of 14 SHOP properties located in Michigan (the "Michigan SHOPs"). During the three months ended September 30, 2019, we received multiple bids and has accepted a non-binding letter of intent from a prospective buyer to purchase the Michigan SHOPs as a single portfolio for $71.8 million. We are currently finalizing definitive sales agreements with the Michigan SHOPs buyer with a potential sale of the properties in the near term. We determined that the Michigan SHOPs should be classified as held for sale as of September 30, 2019. There can be no guarantee that the sale of these properties will close under the proposed terms, or at all. We recognized an impairment charge of $22.6 million in the three and nine month periods ended September 30, 2019 representing the amount by which the carrying amount of the Michigan SHOPs exceeds the our estimate of the net sales price of the Michigan SHOPs.
As of September 30, 2019, all but three Michigan SHOPs were either part of the borrowing base of the Credit Facility or mortgaged under the Bridge Loan or Fannie Mae Master Credit Facilities. There can be no guarantee that the sale of the Michigan SHOPs will be completed under the terms of the Michigan PSA, or at all.
The LaSalle Tenant
We are currently exploring options to replace the LaSalle Tenant at four properties in Texas. In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. The LaSalle Tenant is currently in default of the forbearance agreement and owes us $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
On February 15, 2019, we filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at the four properties and for recovery of damages for the various breaches by the LaSalle Tenant. In April 2019, we and the LaSalle Tenant participated in a mediation of the claims. Subsequent to the mediation, the LaSalle Guarantor, a guarantor of certain of the LaSalle Tenant’s lease obligations, filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. We severed our claims against the LaSalle Guarantor from the action against the LaSalle Tenant. On August 27, 2019, the court awarded us monetary damages on our claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest. We continue to have the receivables relating to the LaSalle Tenant fully reserved as of September 30, 2019.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of September 30, 2019. We incurred $1.2 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended September 30, 2019 which is included in revenue from tenants during the three months ended September 30, 2019 on the consolidated statement of operations.
On October 30, 2019, the court entered into an order appointing a receiver, which is empowered to replace the LaSalle Tenant with new tenant and operator at the properties. We and the receiver are currently evaluating the management structure and operational strategy of these properties.
Palm and the NuVista Tenant
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of September 30, 2019, we had funded $96.0 million, including $10.0 million for the land and $86.0 million for construction in progress. As a result, we believe that we have satisfied our funding commitments for the construction. As of September 30, 2019, we had funded $14.0 million in excess of our $72.0 million funding commitment for the construction. We have and may continue, at our election, to provide additional funding to ensure completion of the construction. To the extent we fund additional monies for the completion of the development, Palm, the developer of the facility, is responsible for reimbursing us for any amounts funded. As described in more detail below, entities related to Palm owe us significant amounts due to defaults under leases with us at other properties in our portfolio and there can be no assurance that Palm will reimburse us for construction overruns so funded.
Palm is responsible for completing the development and obtaining a final certificate of occupancy for the facility (the “CO”). However, Palm is in default of the development agreement and has provided notice that it will cease providing services under the development agreement, which may result in additional delays in obtaining the CO. Until the CO is obtained, we will not receive income from the property, and, during this period, we have paid, and expect to continue to pay, ongoing maintenance expenses related to the property. There is no assurance as to when and if Palm will comply with its obligations. We are currently working to obtain the CO.
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
The NuVista Tenant was in default under its leases beginning from July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable with respect to these properties as of September 30, 2019. There can be no guarantee on the collectability of these receivables, and as such, we have the entire receivable balance and related income from the NuVista Tenant fully reserved as of September 30, 2019. We did not incur bad debt expense related to the NuVista Tenant during the three months ended September 30, 2019 and incurred $1.6 million of bad debt expense related to the NuVista Tenant, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended September 30, 2019 which is included in revenue from tenants in the consolidated statement of operations.
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, we and the tenant entered into an agreement (the “OTA”) pursuant to which we and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by us. On February 19, 2019, in response to litigation commenced by us against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the order. Subsequent to the entry into the Order, we, our designated manager and NuVista Tenant have worked to transition operations at the property to our designated manager. Our designated manager received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, we signed a lease with a taxable REIT subsidiary (“TRS”) and engaged our designated manager, a third party, to operate the property. This structure is permitted by the REIT rules, under which a REIT may lease “qualified health care” properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the nine months ended September 30, 2019 we received $1.6 million under the OTA for periods prior to the lease termination, which amount had previously been fully reserved. This payment under the OTA is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington, Florida transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with TRS’s and engaged a third party to operate the properties.
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
On January 29, 2019, we announced that the Board approved an amendment to the SRP, effective on January 30, 2019, changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. On March 27, 2019, we announced that the Board approved a second amendment to the SRP, effective on March 28, 2019, further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. On April 30, 2019, we repurchased 656,433 shares for $13.3 million at an average price per share of $20.25, representing 100% of the repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018. These repurchases were funded with cash on hand, which includes proceeds from financings and dispositions.
On July 23, 2019, we announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019.
On August 20, 2019, we announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. The Company completed the repurchases in October 2019, and the aggregate amount of $7.8 million paid was funded from cash on hand, which includes proceeds from financings and dispositions (see Note 17 — Subsequent Events).
The table below reflects the number of shares repurchased, under the SRP, cumulatively through September 30, 2019:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Nine months ended September 30, 2019 (2)	656,433	20.25
Cumulative repurchases as of September 30, 2019	3,944,689	21.34
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

(2)
Includes shares repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million. Does not include repurchases of 446,830 shares of common stock repurchased on October 30, 2019 for $7.8 million at an average price per share of $17.50 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019 (see Note 17 — Subsequent Events).

Potential Preferred Stock Offering
On November 4, 2019, we filed a Registration Statement on Form S-11 (File No. 333-234502) (the “Registration Statement”) with the SEC seeking to register a potential underwritten public offering of shares of a new series of cumulative redeemable perpetual preferred stock with a maximum aggregate offering price (which would correspond to the liquidation preference of the shares sold) of $40.3 million.
The new series of preferred stock would rank senior to our common stock with respect to dividend rights and rights upon our liquidation and holders would be entitled to cumulative dividends in a fixed amount per share each year with the first quarterly dividend to be paid on January 15, 2020. Other currently contemplated terms of the new series of preferred stock and the potential offering are also set forth in the prospectus related to the potential offering contained in the Registration Statement.
The Registration Statement has not yet been declared effective by the SEC, and there can be no assurance as to if, or when, the Registration Statement will become effective. Even if the Registration Statement becomes effective, there can be no assurance that we will proceed with the potential offering on the proposed terms, or at all, and that this offering will result in our raising additional capital on terms favorable to us, or at all.

Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and NOI. While NOI is a property-level measure, MFFO is based on our total performance as a company and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined here, includes straight-line rent which is excluded from MFFO. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:

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
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as FFO, which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s definition.
We believe that the use of FFO provides a more complete understanding of our operating performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Institute of Portfolio Alternatives (“IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with a strategic review we conducted during the year ended December 31, 2016) and capitalized interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net loss attributable to stockholders (in accordance with GAAP)	$(28,789)	$(29,607)	$(39,954)	$(42,548)
Depreciation and amortization (1)	19,873	20,269	60,395	61,318
Impairment charges	22,615	17,837	22,634	18,570
Gain on sale of real estate investment	(2,715)	—	(8,793)	—
Adjustments for non-controlling interests (2)	(187)	(98)	(357)	(309)
FFO (as defined by NAREIT) attributable to stockholders	10,797	8,401	33,925	37,031
Acquisition and transaction related	112	40	161	333
Amortization (accretion) of market lease and other intangibles, net	10	42	(25)	205
Straight-line rent adjustments	(798)	1,926	(2,802)	(729)
Amortization of mortgage premiums and discounts, net	(32)	(67)	(135)	(200)
Loss (gain) on non-designated derivatives	2	(18)	50	(46)
Capitalized construction interest costs	(1,023)	(848)	(2,756)	(2,303)
Adjustments for non-controlling interests (2)	10	(13)	28	6
MFFO attributable to stockholders	$9,078	$9,463	$28,446	$34,297
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended September 30, 2019

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(9,410)	$1,618	$2,798	$(23,795)	$(28,789)
Impairment charges	22,615	—	—	—	22,615
Operating fees to related parties	—	—	—	5,941	5,941
Acquisition and transaction related	—	4	—	108	112
General and administrative	16	(1)	—	4,767	4,782
Depreciation and amortization	18,613	1,525	2	—	20,140
Interest expense	(269)	—	—	13,259	12,990
Interest and other income	(11)	—	—	—	(11)
Gain on sale of real estate investments	—	—	(2,715)	—	(2,715)
Loss on non-designated derivative instruments	—	—	—	2	2
Income tax benefit	—	—	—	(271)	(271)
Net income (loss) attributable to non-controlling interests	—	—	—	(11)	(11)
NOI	$31,554	$3,146	$85	$—	$34,785
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the three months ended September 30, 2018:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$10,106	$218	$(17,891)	$(22,040)	$(29,607)
Impairment charges	—	—	17,837	—	17,837
Operating fees to related parties	—	—	—	5,743	5,743
Acquisition and transaction related	6	33	—	1	40
General and administrative	15	—	—	4,426	4,441
Depreciation and amortization	19,828	390	250	(2)	20,466
Gain on sale of real estate investment	—	—	—	—	—
Interest expense	111	—	—	12,486	12,597
Interest and other income	(16)	—	—	—	(16)
Loss on non-designated derivative instruments	—	—	—	(18)	(18)
Income tax benefit (expense)	—	—	—	(550)	(550)
Net income (loss) attributable to non-controlling interests	6	—	—	(46)	(40)
NOI	$30,056	$641	$196	$—	$30,893

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$20,333	$4,420	$8,651	$(73,358)	$(39,954)
Impairment charges	22,615	—	19	—	22,634
Operating fees to related parties	—	—	—	17,535	17,535
Acquisition and transaction related	(1)	23	—	139	161
General and administrative	62	—	8	15,324	15,394
Depreciation and amortization	56,686	4,218	220	—	61,124
Interest expense	(292)	—	—	40,031	39,739
Interest and other income	(6)	—	—	(9)	(15)
Gain on sale of real estate investments	27	—	(8,820)	—	(8,793)
Loss on non-designated derivative instruments	—	—	—	50	50
Income tax benefit	—	—		364	364
Net income (loss) attributable to non-controlling interests	24	—	—	(76)	(52)
NOI	$99,448	$8,661	$78	$—	$108,187
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2018:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$38,697	$286	$(15,730)	$(65,801)	$(42,548)
Impairment charges	—	—	18,570	—	18,570
Operating fees to related parties	—	—	—	17,233	17,233
Acquisition and transaction related	12	141	—	180	333
General and administrative	22	—	—	12,683	12,705
Depreciation and amortization	59,756	669	1,458	216	62,099
Interest expense	547	—	—	35,415	35,962
Interest and other income	(20)	—	—	(1)	(21)
Gain on sale of real estate investment	—	—	—	—	—
Loss on non-designated derivative instruments	—	—	—	(46)	(46)
Income tax benefit (expense)	—			225	225
Net income (loss) attributable to non-controlling interests	17	—	—	(104)	(87)
NOI	$99,031	$1,096	$4,298	$—	$104,425
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
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the nine months ended September 30, 2019, distributions paid to common stockholders and OP Unit holders totaled $59.1 million, including $20.7 million which was reinvested into additional shares of common stock through our DRIP. For the nine months ended September 30, 2019, cash flows provided by operations were $39.4 million.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Year-To-Date
	March 31, 2019		June 30, 2019		September 30, 2019		September 30, 2019
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions			Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock issued under the DRIP	$12,304		$12,825		$13,057		$38,186
Distributions reinvested in common stock issued under the DRIP	6,983		6,968		6,747		20,698
Distributions on OP Units	85		88		88		261
Total distributions (1)	$19,372		$19,881		$19,892		$59,145

Source of distribution coverage:
Cash flows provided by operations (2)	$16,510	85.2%	$8,622	43.4%	$14,303	71.9%	$39,435		66.7%
Proceeds received from common stock issued under the DRIP (2)	2,862	14.8%	6,968	35.0%	5,596	28.1%	19,710	(3)	33.3%
Available cash on hand	—	—	4,291	21.6%	—	—%	—		—%
Total source of distribution coverage	$19,372	100.0%	$19,881	100.0%	$19,899	100.0%	$59,145		100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,510		$8,622		$14,303		$39,435
Net loss attributable to stockholders (in accordance with GAAP)	$(5,111)		$(6,054)		$(28,789)		$(39,954)
_______________
(1) Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.
(2) Assumes the use of available cash flow from operations before any other sources.
(3) Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
For the nine months ended September 30, 2019, cash flows provided by operations were $39.4 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders’

investment may be adversely impacted. Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for other needs such as property acquisitions and other real estate-related investments.
We have historically not generated sufficient cash flow from operations to fund distributions. The amount of cash available for distributions is affected by many factors, such as cash we generate from operations, inclusive of acquisitions of new properties and improved operations at our existing properties, as well as many other variables. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives. To the extent interest expense increases, we will have less cash available for distribution. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by the Board in establishing a distribution rate to stockholders.
Further, paying distributions from sources other than operating cash flow is not sustainable particularly where limited by the terms of instruments governing borrowings. Pursuant to our Credit Facility, until, January 1, 2020, we are not permitted to increase distributions we pay to our stockholders. From and after January 1, 2020, provisions in our Credit Facility will restrict us from paying distributions (including dividends to holders of any preferred stock we may issue) in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of Modified FFO (as defined in our Credit Facility and which is similar but not identical to MFFO; see —Non-GAAP Financial Measures —Funds from Operations) during the applicable period. Until we become subject to these distribution restrictions, we are subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our Credit Facility based on the same borrowing base properties is lower. Further, after we become subject to these distribution restrictions, our ability to maintain compliance with our Credit Facility and pay distributions will depend on our ability to increase the amount of cash we generate from operations, which is dependent on the factors described above. If we are unable to do so, our ability to comply with our Credit Facility and pay distributions will be adversely affected and there can be no assurance our lenders would consent to the extent any amendment or waiver becomes necessary to maintain compliance, which would adversely affect our ability to continue to pay distributions to the holders of our common stock. Further, to the extent we issue preferred stock, the holders of the preferred stock will be entitled to be paid all dividends prior to us paying distributions to the holders of our common stock. Thus, the issuance of preferred stock may adversely impact the amount and timing of distributions that we pay on the common stock.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2019, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
On March 21, 2019, we entered into the Credit Facility. See — Liquidity and Capital Resources for further discussion on material financing transactions. There were no other material changes in our contractual obligations as of September 30, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Related-Party Transactions and Agreements
Please see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 except as set forth below.
Provisions in our Credit Facility and the issuance of preferred stock may adversely impact our ability to pay distributions.
Pursuant to our Credit Facility, until January 1, 2020, we are not permitted to increase distributions we pay to our stockholders. From and after January 1, 2020, provisions in our Credit Facility will restrict us from paying distributions (including dividends to holders of any preferred stock we may issue) in any fiscal quarter that, when added to the aggregate amount of all other distributions paid in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions are in effect), exceed 95% of Modified  FFO (as defined in our Credit Facility and which is similar but not identical to MFFO; see  —Non-GAAP Financial Measures —Funds from Operations) during the applicable period. Until we become subject to these distribution restrictions, we are subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under our Credit Facility based on the same borrowing base properties is lower. Further, after we become subject to these distribution restrictions, our ability to maintain compliance with our Credit Facility and pay distributions will depend on, among other things, our ability to increase the amount of cash we generate from operations which in turn depends on a variety of factors, including our ability to complete acquisitions of new properties and improve operations at our existing properties. If we are unable to do so, our ability to comply with our Credit Facility and pay distributions will be adversely affected, and there can be no assurance our lenders would consent to the extent any amendment or waiver becomes necessary to maintain compliance which would adversely affect our ability to continue to pay distributions to the holders of our common stock. Further, to the extent we issue preferred stock, the holders of the preferred stock will be entitled to be paid all dividends prior to us paying distributions to the holders of our common stock. Thus, the issuance of preferred stock may adversely impact the amount and timing of distributions that we pay on the common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below reflects the number of shares repurchased, under the SRP, cumulatively through September 30, 2019.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Nine months ended September 30, 2019 (2)	656,433	$20.25
Cumulative repurchases as of September 30, 2019	3,944,689	$21.34
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

(2)
Includes shares repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million. Does not include repurchases of 446,830 shares of common stock repurchased on October 30, 2019 for $7.8 million at an average price per share of $17.50 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019 (see Note 17 — Subsequent Events).

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

On August 20, 2019, we announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. We completed the repurchases in October 2019.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 1, 2019, the Board elected B.J. Penn as a member of the Board on July 29, 2019. At that time, Mr. Penn was not appointed to be a member of any committees of the Board. On November 12, 2019, Mr. Penn was appointed as a member of the audit committee of the Board.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

99.1 (5)	Third Amendment to Second Amended and Restated Share Repurchase Program.
99.2 (6)	Fourth Amendment to Second Amended and Restated Share Repurchase Program.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2019.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2019.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2019.