Form 10-K
period 2019-12-31
Healthcare Trust, Inc.
filed 2020-03-24
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55201
Healthcare Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Fifth Ave., 30th Floor, New York, NY                 10019
______________________________________________________________________________________ _________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	HTIA	The Nasdaq Global Market
Securities registered pursuant to section 12 (g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock.
As of March 13, 2020, the registrant had 92,012,616 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2019

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Healthcare Trust, Inc. (“we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Certain of our executive officers and directors are also officers, managers, employees or holders of a direct or indirect controlling interest in Healthcare Trust Advisors, LLC (our “Advisor”) and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), the parent of our sponsor. As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

•	Our development property in Jupiter, Florida is now substantially complete, but only 10% of the property is leased and the property is not generating cash flow.

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

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater than we anticipate, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•	If we are not able to increase the amount of cash we generate from operations, we may have to reduce the amount of dividends and other distributions we pay or identify other financing sources.

•
Any distributions, especially those not covered by our cash flows from operations, may reduce the amount of capital available for other purposes, including investment in properties and other permitted investments and may negatively impact the value of our stockholders’ investment.

•
Our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior secured credit facility (our “Credit Facility”), prohibits us from increasing the rate at which we pay distributions to holders of our common stock and restricts our ability to use cash that would otherwise be available to us.

•	A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of the novel coronavirus, could adversely affect us.

•
We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing coronavirus pandemic.

•
We are subject to risks associated with changes in general economic, outbreaks of infectious diseases, business and political conditions , possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in us and the cash available for dividends and other distributions.

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

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis” (Part II, Item 7) of this Annual Report on Form 10-K.

PART I
Item 1. Business
We were incorporated on October 15, 2012 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through Healthcare Trust Operating Partnership, L.P. (our “OP”). Our initial public offering of our common stock, which is not listed on a national securities exchange, closed in November 2014, and, in December 2019, our initial public offering of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”),closed, and we listed shares of our Series A Preferred Stock on The Nasdaq Global Market (“Nasdaq”) under the symbol “HTIA.”
We invest in healthcare real estate, focusing on seniors housing properties and medical office buildings (“MOB”), located in the United States. As of December 31, 2019, we owned 193 properties located in 31 states and comprised of 9.4 million rentable square feet.
On April 1, 2019, we published a new estimate of per share asset value (“Estimated Per-Share NAV”) equal to $17.50 as of December 31, 2018. Our previous Estimated Per-Share NAV was equal to $20.25 as of December 31, 2017. We intend to publish Estimated Per-Share NAV periodically at the discretion of board of directors (the “Board”), provided that such estimates will be made at least once annually.
We have no employees. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained the Healthcare Trust Properties, LLC (the “Property Manager”) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, and these related parties receive compensation, fees and expense reimbursements for services related to managing our business and investments. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP.
Preferred Stock Offering
In December 2019, we completed the issuance and sold 1,610,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00.The gross proceeds from this offering were $40.3 million and net proceeds were $37.6 million after deducting the underwriting discount of $1.3 million and additional offering expenses of $1.4 million.
Portfolio Summary
The following table summarizes our portfolio of properties as of December 31, 2019:

Asset Type	Number of Properties	Rentable Square Feet	Gross Asset Value (1)	Gross Asset Value %
			(In thousands)
Medical office and outpatient	113	3,843,698	$1,058,602	41.8%
Total Triple-Net Leased Healthcare (including Jupiter development property)	19	1,207,176	345,790	13.7%
Seniors Housing — Operating Properties (2)	61	4,314,517	1,125,737	44.5%
Total	193	9,365,391	$2,530,129	100.0%
_______________

(1)
Gross asset value represents total real estate investments, at cost ($2.5 billion total at December 31, 2019) and assets held for sale at carrying value ($70.8 million total at December 31, 2019), net of gross market lease intangible liabilities ($21.8 million total at December 31, 2019). Impairment charges are already reflected within gross asset value.

(2) Includes two land parcels.

In constructing our portfolio, we are committed to a strategy dedicated to diversification of geography. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2019:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In thousands)
Northeast	16	36,555	1,414,977
South	70	167,635	3,469,060
Midwest	77	118,725	2,768,494
West	30	48,481	1,477,415
Total	193	371,396	9,129,946
_______________

(1)
Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2019, which includes tenant concessions such as free rent, as applicable, as well as gross revenue from our SHOPs (as defined below).

Business Strategy
We seek to protect and enhance long-term stockholder value by creating stable, reliable and growing income streams generated through the ownership of a balanced and diversified portfolio of healthcare real estate. Our investment strategy is guided by three core principles: (1) maintaining a balanced, well-diversified portfolio of high-quality assets; (2) pursuing accretive and opportunistic investment opportunities; and (3) maintaining a strong and flexible capital structure.
We have invested, and expect to continue investing, primarily in MOBs and seniors housing properties. In addition, we may invest in facilities leased to hospitals, rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and Seniors Housing — Operating Properties (“SHOP”). Our SHOP investments are held through a structure permitted under the REIT rules. We generally acquire a fee interest in any property we acquire (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
We have, and may in the future, enter into management agreements with healthcare operators to manage communities that are placed in a structure permitted by the REIT rules pursuant to which, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view this as a structure primarily to be used on properties that present attractive valuation entry points with long term growth prospects or drive growth by: (i) transitioning the asset to a new third-party operator that can bring scale, operating efficiencies, or ancillary services; or (ii) investing capital to reposition the asset.
A smaller part of our business may involve originating or acquiring loans secured by or related to the same types of properties in which we may invest directly. Likewise, we may invest in commercial mortgage-backed securities (“CMBS”), securities of publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. For example, we may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire these securities. Examples of loans we may invest in include, but are not limited to, investments in first, second and third mortgage loans, securitized loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. We also may invest in participations in mortgage, bridge or mezzanine loans unsecured loans. We do not currently intend to underwrite the securities of other issuers or offer equity or debt securities in exchange for property. Our board of directors may change any of the foregoing policies without prior notice to our stockholders or a vote of our stockholders
Maintaining a Balanced, Well Diversified Portfolio of High-Quality Assets
We seek balance and diversity within our portfolio. This extends to the mix of tenancy, geography, operator/managers and payors within our facilities.
As of December 31, 2019, 2018 and 2017, none of our tenants (together with their affiliates) had annualized rental income on a straight-line basis representing 10% or greater of total annualized rental income on a straight-line basis for the portfolio.

The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2019, 2018 and 2017:

	December 31,
State	2019	2018	2017
Florida (1)	25.2%	16.6%	17.5%
Georgia	*	10.1%	10.7%
Michigan (2)	10.9%	13.1%	11.6%
Pennsylvania	*	10.2%	10.8%
_______________

*	State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.

(1)
As of December 31, 2019, we were considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and our two skilled nursing facilities in Lutz, Florida and Wellington, Florida.

(2)	As of December 31, 2019, we had 14 SHOP assets located in Michigan (the “Michigan SHOPs”) that are under contract to be sold pursuant to a definitive purchase and sale agreement (“PSA”).
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
Medical Office Building and Outpatient Facilities
As of December 31, 2019, we owned 113 MOBs and outpatient facilities totaling 3.8 million square feet. These facilities typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
There are a variety of types of MOBs: on campus, off campus, affiliated and non-affiliated. On campus MOBs are physically located on a hospital’s campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital’s location. Affiliated MOBs may be located on campus or off campus, but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, non-affiliated MOBs are not affiliated with any hospital or health system, but may contain physician offices and other healthcare services. We favor affiliated MOBs versus non-affiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system and buildings not affiliated with the hospital or health system but anchored or entirely occupied by a long-tenured physician practice.
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2019:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	20	1,212,002
Off Campus	93	2,631,696
Total	113	3,843,698

Affiliated	39	1,039,767
Non-affiliated	74	2,803,931
Total	113	3,843,698

Seniors Housing Properties
As of December 31, 2019, we owned 59 seniors housing properties under a structure permitted the REIT rules, our SHOP segment, and four seniors housing properties under long term leases, which are included within our triple net leased healthcare facilities segment. Under the REIT rules, a REIT may lease qualified healthcare properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing properties primarily consist of independent living facilities, assisted living facilities and memory care facilities. These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.
To date there have been no known cases of coronavirus infection among the residents and staff of our seniors housing properties. In early March 2020, we implemented preventative actions at all our seniors housing properties in our SHOP segment, including restriction of visitation except in very limited and controlled circumstances, the practice of social distancing measures, and the immediate screening of 100% of all persons entering these facilities. Some of the additional steps we have taken to address the coronavirus pandemic include, among other things, enhanced training for staff members, the implementation of Telehealth to help residents be safe while keeping appointments with important, but non-emergency, health providers, virtual tours for potential new residents, and agreements between some of our facilities and local lab partners to provide testing services. In the absence of visitors, outside vendors and the observance of other precautionary measures, our on-site team members and caregivers have stepped in to provide care for our residents in addition to required medical care. We believe that these actions will help prevent the introduction of the coronavirus at our properties, but there can be no assurance in this regard. The extent to which the ongoing global coronavirus pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
Assisted Living and Memory Care Facilities
Assisted living facilities are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. Assisted living facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain assisted living facilities may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2019, our seniors housing properties included approximately 2,513 assisted living units and 1,318 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2019, our seniors housing properties included 1,012 independent living units. However, independent living facilities on their own are not treated as qualified health care properties eligible to be leased to a TRS.
Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute care and other facilities are leased to tenants that provide healthcare services. As of December 31, 2019, we owned 61 other healthcare-related assets, including hospitals and post-acute care facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.

Healthcare Industry
Healthcare is the single largest industry in the United States based on Gross Domestic Product (“GDP”). According to the National Health Expenditures Projections, 2018 - 2027 report by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow 4.8% in 2019 and at an average annual growth rate of 5.5% per year for 2018 through 2027 and (ii) the healthcare industry is projected to increase from 17.9% of U.S. GDP in 2017 to 19.4% by 2027. This growth in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor’s Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing approximately 20.6 million seasonally adjusted jobs as of December 31, 2019. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 14% from 2018 to 2028, adding approximately 1.9 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for MOBs and other facilities that serve the healthcare industry.
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
Demographics
The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to the Centers for Disease Control and Prevention (the “CDC”), 6.9% of all adults aged 65 years and over during the first half of 2018 needed help with personal care from another person. For both sexes combined, adults aged 85 years and over (19.6%) were nearly three times as likely as adults aged 75 to 84 (8.7%) to need help with personal care from other persons; adults aged 85 and over were nearly six times as likely as adults aged 65 to 74 (3.7%) to need help with personal care from other persons.  Also, according to the CDC, symptoms of Alzheimer’s disease generally do not appear until after the age of 60. Starting at age 65, the risk of developing the disease doubles every five years, and is the sixth leading cause of death among all adults and the fifth leading cause for those aged 65 or older. Up to 5 million Americans currently have Alzheimer’s disease and by 2060 the number is expected to more than triple to 14 million due to the aging of the population.
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for MOBs, seniors housing properties and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 85 million in 2060, up from 49 million in 2016. This group will grow more rapidly than the overall population.  Thus, its share of the population will increase to 22.7% in 2050, from 15.2% in 2016. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that healthcare reform in the United States will continue to drive an increase in demand for medical services, and in particular, in the post-acute and long-term services which our tenants and operators provide.
Pursuing Accretive and Opportunistic Investment Opportunities
Depending upon market conditions, we believe that new investments will be available in the future which will be accretive to our earnings and will generate attractive returns to our stockholders. We invest in MOBs, seniors housing and certain other healthcare real estate primarily through acquisitions, although we have also done so, and may continue to do so, through development and joint venture partnerships. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s/partner’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building, its age and location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed at the time of the acquisition and the anticipated sources of repayment of any existing debt that is not to be assumed at the time of the acquisition.

We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our Advisor’s internal asset managers actively manage and monitor the MOBs portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our Advisor’s personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.
Maintaining a Strong and Flexible Capital Structure
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our Revolving Credit Facility and our Fannie Mae Master Credit Facilities, which include a secured credit facility (the “KeyBank Facility”) with KeyBank together with a secured credit facility (the “Capital One Facility”) with Capital One Multifamily Finance, LLC, an affiliate of Capital One, National Association (the Capital One Facility and the KeyBank Facility are referred to herein individually as a “Fannie Mae Master Credit Facility” and together as the “Fannie Mae Master Credit Facilities”). On March 13, 2019, we amended and restated our existing senior secured revolving credit facility (the “Prior Credit Facility”), which was scheduled to mature on March 21, 2019, by entering into our Credit Facility with primarily the same lenders that were lenders under the Prior Credit Facility, with Keybank National Association remaining as agent for the lenders. Our Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. Like the Prior Credit Facility, our Credit Facility is secured by a pledged pool of the equity interests and related rights in wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. As of December 31, 2019, the Fannie Mae Master Credit Facilities are secured by mortgages on 22 properties, in aggregate. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, among other things. As of December 31, 2019, our total debt leverage ratio (net debt divided by gross asset value) was approximately 41.6%. Net debt totaled $1.1 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($95.7 million). Gross asset value totaled $2.5 billion, which represents total real estate investments, at cost ($2.5 billion) and assets held for sale at carrying value ($70.8 million), net of gross market lease intangible liabilities ($21.8 million). Impairment charges are already reflected within gross asset value.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. Commencing with that taxable year, we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurance be given that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Competition
The market for MOBs, seniors housing and other healthcare-related real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.

Healthcare Regulation
Overview
The healthcare industry is one of the most regulated industries in the United States and is currently experiencing rapid regulatory change and uncertainty. The legal challenges and legislative initiatives to roll back the Patient Protection and Affordable Care Act (the “Affordable Care Act” or “ACA”) continue and the outcomes are uncertain. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations.
Our tenants and operators must comply with a wide range of complex federal, state, and local laws and regulations, and the healthcare industry, in general, is the subject to increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the “Stark Law”), the False Claims Act (“FCA”), the Civil Monetary Penalties Law (“CMPL”), and a range of other federal and state regulations relating to waste, cost control, and healthcare management. The business and operations of our tenants and therefore our business could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, continued judicial and legislative changes to the ACA, future attempts to reform healthcare, new interpretations of existing laws and regulations, and changes or increased emphasis on certain enforcement priorities.
Additionally, the ongoing political and legal challenges to the ACA leave its future uncertain. In December 2018, a Texas federal district court judge ruled that the ACA’s individual mandate violates the Constitution. This decision did not enjoin the enforcement of the ACA. The district court decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which, in December 2019 also found that the individual mandate was unconstitutional. The Fifth Circuit court, however, sent the case back to the Texas federal district court for additional analysis of what the ruling means for the constitutionality of the entire ACA. On March 2, 2020, the Supreme Court granted a petition of certiorari and has agreed to hear the case. The confusion around the state of the ACA, the shift towards less comprehensive health insurance coverage, higher deductibles, and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.
In the lead up to the 2020 U.S. presidential elections, there have been ongoing debates in the political sphere regarding possible government healthcare reforms in order to enact “Medicare for All” legislation. If enacted, “Medicare for All” could potentially have a negative effect on provider reimbursement rates and thus our tenants’ ability to satisfy their financial obligations.
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
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities, skilled nursing facilities and other healthcare facilities that receive reimbursement for services from third-party payors, including the government sponsored Medicare and Medicaid programs and private insurance carriers. To participate in the Medicare and Medicaid programs, operators of healthcare facilities must comply with the regulations previously referenced, as well as with licensing, certification and, in some states, with certificate of need (“CON”) requirements. Licensing and certification requirements also subject our tenants to compliance surveys and audits which are critical to the ongoing operations of the facilities.
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

A loss of licensure or certification, as well as a change in participation status, could also adversely affect an operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect the operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us. In addition, if we have to replace an operator, we may experience difficulties in finding a replacement because our ability to replace the operator may be affected by federal and state laws governing changes in control and ownership.
Similarly, in order to receive Medicare and Medicaid reimbursement, our healthcare facilities must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services (“HHS”)relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with other federal, state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with, the terms of the operator’s or facility’s leases with us.
In some states, healthcare facilities are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes.
CON laws and regulations may restrict an operator’s ability to expand properties and grow the operator’s business in certain circumstances, which could have an adverse effect on the operator’s or tenant’s revenues and, in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us.
Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare entities and providers who participate in, submit or cause to be submitted claims for payment to, or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:

•
The Federal Anti-Kickback Statute (42 USC Section 1320a-7b(b) of the Social Security Act) which prohibits the knowing and willful solicitation, offer, payment or acceptance of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for: (i) referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program; or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in party under a federal health care program;

•
The Federal Physician Self-Referral Prohibition (42 USC Section 1395nn which is commonly referred as the “Stark Law”), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements, unless an exception applies, and prohibits the designated health services entity from submitting claims to Medicare for those services resulting from a prohibited referral;

•
The FCA (13 USC Sections 3729-3733) creates liability for any person who submits a false claim to the government or causes another to submit a false claim to the government or knowingly makes a false record or statement to get a false claim paid by the government. In what is known as reverse false claims, the FCA imposes liability where a person acts improperly to avoid having to pay money to the government. The FCA also creates liability for people who conspire to violate the FCA; and

•
The CMPL (42 USC 1320a-7a for healthcare) authorizes HHS to impose civil penalties administratively for fraudulent acts. The scope of the Office of the Inspector General’s authority to enforce the CMPL was increased in 2016.

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
Violations of federal or state law or FCA actions against an operator of our properties could have a material adverse effect on the operator’s liquidity, financial condition or results of operations. Such a negative impact on an operator’s financial health could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of our rental agreements with our tenants.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as “HIPAA”) protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. The federal government has increased its HIPAA enforcement efforts over the past few years, which has increased the number of audits and enforcement actions, some of which have resulted in significant penalties to healthcare providers. For example, in October 2018, Anthem, Inc. agreed, in addition to implementing various corrective measures, to pay a record $16 million to HHS’s Office for Civil Rights in settlement of HIPAA violations stemming from the largest healthcare data breach in United States history. Violations of federal and state privacy and security laws could have a material adverse effect on the operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
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
The expansion in health insurance coverage under the ACA is likely going to continue to erode in 2020 as cuts in advertising and outreach during the marketplace open-enrollment periods, shorter open enrollment periods, and other changes have left many Americans uncertain about their ability to access and be eligible for coverage. Additionally, the repeal of the individual mandate penalty included in the Tax Cuts and Jobs Act of 2017 (“TCJA”), recent actions to increase the availability of insurance policies that do not include ACA minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us.
In addition to legislative and executive actions relating to the scope of the ACA, increased enforcement will likely continue to impact the financial framework for healthcare operators and facilities. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2019, CMS announced its successes in reducing the 2019 Medicare improper payment rate and specifically called out the successes of its actions to address improper payments in home health claims.
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
Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), permanently repealed the Sustainable Growth Rate formula (“SGR”), and provided for an annual rate increase of 0.5% for physicians through 2019, but imposed a six-year freeze on fee updates from 2020 through 2025. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA continue to be uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA reporting requirements and quality metrics may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry. These and other shifts in payment and risk sharing within an outcome-based model are leading to, among other trends, increasing use of management tools to oversee individual providers and coordinate their services. The focus on utilization puts downward pressure on the number and expense of services provided as payors are moving away from a fee for service model. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.
In addition, on August 7, 2019, CMS announced a final rule that projects increased aggregate Medicare payments to skilled nursing facilities by 2.4 percent for fiscal year 2019. If this rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
Under a program facilitated by the CMS known as the SNF Value-Based Purchasing Program, CMS began withholding 2% of SNF Medicare payments beginning October 1, 2018, to fund an incentive payment pool. CMS will then redistribute 50-70% of the withheld payments back to high performing SNFs. The lowest ranked 40% of facilities will receive payments that are less than what they otherwise would have received without the program. As a result, certain of our tenants could receive less in Medicare reimbursement payments, which could adversely affect their ability to make rent payments to us.
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
Environmental Regulations
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.

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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2019 and do not expect that we will be required to make any such material capital expenditures during 2020.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Internet address located at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.healthcaretrustinc.com or www.ar-global.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.
Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay dividends and other distributions and the value of an investment in our shares.

Risks Related to Our Properties and Operations
We have incurred net losses on a GAAP basis for the years ended December 31, 2019, 2018, and 2017
We have incurred net losses attributable to stockholders on a GAAP basis for the years ended December 31, 2019, 2018, and 2017 of $88.1 million, $52.8 million and $42.5 million, respectively. Our losses can be attributed, in part, to acquisition related expenses, impairments and depreciation and amortization. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of our investments could decline substantially. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
We depend on our Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliates, our Property Manager. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, the Board.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chief executive officer and a member of the Board, and Katie P. Kurtz, our chief financial officer.
Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.

On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities advised by affiliates of AR Global, and AR Global’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On April 4, 2019, the court granted defendants’ motion for leave to amend and denied defendants’ motion for partial summary judgment. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor or Property Manager, including any change resulting from an adverse outcome in any litigation, including the litigation described above, could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor or its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
Our common stock is not traded on a national securities exchange, and our SRP, provides for repurchases only in the event of death or disability of a stockholder. Our SRP may be suspended or amended at any time and stockholders may have to hold their shares for an indefinite period of time. Our stockholders who sell their shares to us under our SRP may receive less than the price they paid for the shares.
There is no active trading market for shares of our common stock. Our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares of common stock to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to our SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the DRIP and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year, subject to the authority of the Board to identify another source of funds for repurchases under the SRP. The Board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice in its sole discretion. Therefore, requests for repurchase under the SRP may not be accepted. Repurchases under the SRP will be based on Estimated Per -Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
We are also restricted from making share repurchases to the extent they would be aggregated with dividends and other distributions to our stockholders under the covenant in our Credit Facility that restricts payments of dividends and other distributions to our stockholders. Although this covenant exempts payments for share repurchases up to $50.0 million during the term of the Credit Facility from being aggregated, we must maintain cash and cash equivalents of at least $30.0 million and comply with a leverage ratio after giving effect to those payments.
The trading price of our Series A Preferred Stock may fluctuate significantly.
The trading price of our Series A Preferred Stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price are:

•	our financial condition and performance;

•	our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing for those acquisitions;

•	the financial condition of our tenants, including tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends and other distributions;

•	additional sales of equity securities, including Series A Preferred Stock, common stock or any other equity interests, or the perception that additional sales may occur;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;

•	our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates and exchange rates;

•
changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analyst revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of investment in our Series A Preferred Stock by institutional investors;

•	the extent of short-selling of our Series A Preferred Stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019.
Moreover, although shares of Series A Preferred Stock are listed on Nasdaq, there can be no assurance that the trading volume for shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of Series A Preferred Stock carry a fixed dividend rate, the trading price in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of shares of Series A Preferred Stock to demand a higher yield on their purchase price, which could adversely affect the market price of those shares.
We may be unable to enter into contracts for and complete property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
One of our goals is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital resources;

•	we may acquire properties that are not accretive;

•	we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments, but there can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable or limited in our ability to pay dividends and other distributions and we may not be able to meet our investment objectives.
We may change our targeted investments without stockholder consent.
We have acquired and expect to continue to acquire a diversified portfolio of healthcare-related assets including MOBs, SHOPs and other healthcare-related facilities. However, the Board may change our investment policies in its sole discretion. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by among other things, increasing our exposure to interest rate risk, default risk and real estate market fluctuations.
Our results of operations have been, and may continue to be, adversely impacted by our inability to collect rent from tenants.
Tenants at certain properties in our triple-net leased healthcare facilities segment have been in default under their leases to us, and our results of operations have been adversely impacted by our inability to collect rent from these tenants. There can be no assurance that we will be able to collect rent from these or other tenants in the future. Further, we incurred $13.4 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the year ended December 31, 2019. These amounts primarily relate to former tenants at two of our properties in Florida (collectively the “NuVista Tenant”) and tenants at four properties in Texas (collectively, the “LaSalle Tenant”). See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further details.

We have and expect to continue pursuing the replacement of tenants in default to us in a manner that will allow us to transition the properties leased to those tenants to our SHOP segment, such as by entering into settlement agreements and appointing court order receivers. During the year ended December 31, 2019, we transferred one property that had been leased to a NuVista Tenant from our triple-net leased healthcare facilities segment to our SHOP segment under a structure permitted by the REIT rules, under which a REIT may lease qualified healthcare properties on an arm’s length basis to a TRS if the property is operated on behalf of the subsidiary by an entity who qualifies as an eligible independent contractor. In pursuing these transitions, we will gain more control over the operations of the applicable properties, and we believe this will allow us to improve performance and the cash flows generated by the properties, but there can be no assurance this strategy will be successful. There also can be no assurance that we will be able to replace these tenants on a timely basis, or at all, and our results of operations may therefore continue to be adversely impacted by bad debt expenses related to our inability to collect rent from defaulting tenants. These transitions will also increase our exposure to risks associated with operating in this structure. See “— General Risks Related to Investments in Real Estate — We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.”
Our development property in Jupiter, Florida is now substantially complete, but only 10% of the property is leased and the property is not generating cash flow.
Development at our property in Jupiter was substantially completed in December 2019. Through December 31, 2019, we had funded approximately $16 million more than anticipated for a total investment of $97.8 million.
We have only recently started to lease the property. We have entered into a lease for 10% of the rentable square feet at the property, but the tenant is not required to pay us cash rent until May 2021. There can be no assurance as to the timing or terms of any additional leases or as to if and when the property may generate positive cash flow allowing us to earn a return on our investment in this property. Further, during the fourth quarter of 2019, we began to evaluate selling the property. There can be no assurance however as to the length of time it would take us to sell or the price and terms that we may achieve.
If we are not able to increase the amount of cash we generate from operations, we may have to reduce the amount of dividends and other distributions we pay or identify other financing sources.
There can be no assurance that we will be able to continue paying dividends or other distributions on a regular basis on our common stock, our Series A Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future distributions we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend or distribution policy at any time and for any reason, subject to restrictions in our Credit Facility. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares.
Pursuant to our Credit Facility, beginning with the fiscal quarter ending June 30, 2020, we will be subject to a limit on paying distributions (as defined in our Credit Facility) that would cause the aggregate amount of distribution payments for the applicable period to exceed a specified percentage of our Modified FFO (as defined in our Credit Facility which is different from MFFO as disclosed in this Annual Report on Form 10-K). Distributions as defined in our Credit Facility include distributions paid to holders of our common stock and dividends paid to holders of our Series A Preferred Stock but do not include distributions that are reinvested under the DRIP. This percentage will be 115% of our Modified FFO for the fiscal quarter ending June 30, 2020 and then will decrease periodically in increments of 5% until it reaches 95% of our Modified FFO in the fiscal quarter ending March 31, 2022 unless we elect for the limit based on 95% of our Modified FFO to apply sooner. Until we become subject to the limit on paying distributions in excess of 95% of our Modified FFO, we will not be permitted to increase the rate at which we pay distributions to holders of our common stock.
Our ability to pay dividends and other distributions in the future and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from operations which in turn depends on a variety of factors, including our ability to complete acquisitions of new properties and improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Historically the aggregate amount of distributions paid by us, calculated in accordance with our Credit Facility, has exceeded 115% of our Modified FFO. There can be no assurance as to when, or if, we will be able to generate sufficient cash to comply with distribution limits under our Credit Facility. If we fail to increase the amount of cash we generate from operations, our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected, and we may be required to reduce the amount of dividends and other distributions we pay to ensure compliance.
Our cash flows provided by operations were $47.4 million for the year ended December 31, 2019. During the year ended December 31, 2019, we paid distributions on our common stock and partnership units in the OP designated as “OP Units” (“OP Units”) of $79.0 million. The initial dividend on the Series A Preferred Stock equal to $0.2 million, was paid in January 2020 with respect to dividends accrued during December 2019, and future quarterly dividend payments will be at least $0.7 million based on the number of shares of Series A Preferred Stock issued and outstanding as of December 31, 2019. Of the distribution payments to holders of our common stock and OP Units during the year ended December 31, 2019, 60.0% was funded from cash flows from operations, 34.5% was funded from proceeds from issuances of common stock under our DRIP with the remainder funded from available cash on hand, consisting of proceeds from dispositions and proceeds from borrowings. A decrease in the level of stockholder participation in our DRIP would reduce the amount available to fund dividends and other distributions and potentially our ability to comply with the restrictions on the payment of dividends and other distributions in our Credit Facility. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends and other distributions we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Funding distributions from borrowings restricts the amount we can borrow for property acquisitions and other investments. Using proceeds from the sale of assets or the issuance of our common stock, Series A Preferred Stock or other equity securities to fund distributions rather than invest in assets will likewise reduce the amount available to invest.
Our Credit Facility restricts our ability to use cash that would otherwise be available to us.
Pursuant to our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million.
Because of this restriction, we may not be able to use cash that would otherwise be available to us to pay dividends or other distributions or fund property acquisitions and other investments.
If we internalize our management functions, we would be required to pay a transition fee and would not have the right to retain our management or personnel.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, under the terms of our advisory agreement we would be required to pay a transition fee to our Advisor upon termination of the advisory agreement in connection with an internalization that could be up to 4.5 times the compensation paid to our Advisor in the previous year, plus expenses. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of our advisory agreement expires on February 16, 2027, but is automatically renewed upon expiration for consecutive ten-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us, we would be required to pay a termination fee that could be up to four times the compensation paid to our Advisor in the previous year, plus expenses. In the event of a termination in connection with an internalization, the fee payable could be up to 4.5 times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights of the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
We indemnify our officers, directors, our Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements consistent with Maryland law and our charter with our directors and officers, certain former directors and officers, our Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us.
A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of the novel coronavirus, could adversely affect us.
If a pandemic or other public health crisis affects the markets in which we own properties, the businesses of our tenants and third-party operators could be adversely affected. A pandemic or other public health crisis could diminish the public trust in healthcare facilities, especially seniors housing properties that are subject to quarantines, hospitals that fail to accurately, or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our properties were involved in treating patients for a contagious disease, other patients might cancel elective procedures or decide not to seek care at our properties. Further, a pandemic might cause a temporary shutdown or diversion of patients, disrupt or delay production and delivery of materials and products in the supply chain or cause staffing shortages, any of which could adversely affect the businesses of our tenants and third-party operators.
The potential impact of any pandemic, epidemic or outbreak of a contagious disease is difficult to predict. The extent to which the ongoing global coronavirus pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material. Any of these developments, and other effects of the ongoing global pandemic of the novel coronavirus or any other pandemic, epidemic or outbreak of a contagious disease, could adversely affect us.
Our business and operations could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations (including our tenant operators and other third-party operators of our healthcare facilities) are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor and other parties that provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about our tenant operators and other third-party operators of our healthcare facilities, as well as the patients or residents at those facilities), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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
The purchase price per share for shares of common stock issued under the DRIP and the repurchase price of shares of common stock under our share repurchase program is based on the Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2019 shortly following the filing of this Annual Report on Form 10-K. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the Board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor makes a recommendation as to the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The independent directors of the Board oversee and review the appraisals and valuations and make a final determination of the Estimated Per-Share NAV. The independent directors of the Board rely on our Advisor’s input, including its view of the estimate and the appraisals performed by the independent valuer, but the independent directors of the Board may, in their discretion, consider other factors. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by the independent directors of the Board, neither our Advisor nor the independent directors of the Board will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell any asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable value of shares of our common stock.
The price at which shares of our common stock may be sold under the DRIP and the price at which shares of our common stock may be repurchased by us pursuant to the SRP are based on Estimated Per-Share NAV and may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon our liquidation or the price that a third party would pay to acquire us.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per-share net asset value at any given time.
Valuations of Estimated Per-Share NAV are made at least once annually. In connection with any valuation, the Board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which will be appraised in connection with the annual valuation.
Because the process of calculating Estimated Per-Share NAV is conducted annually, this process may not account for material events that occur after the Estimated Per-Share NAV has been calculated for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. As a result, the Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our Estimated Per-Share NAV may differ significantly from our actual per-share net asset value at any given time.

We may in the future acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us to additional risks.
We may in the future acquire or originate first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, CMBS, preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

•	risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;

•	difficulty in redeploying the proceeds from repayments of our existing loans and investments;

•	the illiquidity of certain of these investments;

•	lack of control over certain of our loans and investments;

•	the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses;

•
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

•
the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of these individuals are also executive officers or key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. We do not have any agreements with any of these entities that govern the allocation of investment opportunities. Thus, the executive officers and real estate professionals at our Advisor could direct attractive investment opportunities to other entities advised by affiliates of AR Global.
We and other entities advised by affiliates of AR Global also rely on these executive officers and other key real estate professionals to supervise the property management and leasing of properties. These individuals, as well as AR Global, as an entity are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
In addition, we may acquire properties in geographic areas where other entities advised by affiliates of AR Global own properties, and if we may acquire properties from, or sell properties to, other entities advised by affiliates of AR Global. If one of the other entities advised by affiliates of AR Global attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other entities advised by affiliates of AR Global for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which entities advised by affiliates of AR Global should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including entities advised by affiliates of AR Global, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these entities and individuals have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If these conflicts occur, the returns on our investments may suffer.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in entities related to AR Global, which could hinder our ability to implement our business strategy.
All of our executive officers, and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect interests in our Advisor, our Property Manager or other AR Global-affiliated entities. Through AR Global’s affiliates, some of these persons work on behalf of entities advised by affiliates of AR Global. In addition, all of our executive officers and some of our directors serve in similar capacities for other entities advised by affiliates of our Advisor. As a result, they have duties to each of these entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities advised by affiliates of our Advisor, (c) investments with entities advised by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager. Conflicts of interest may hinder our ability to implement our business strategy, and, if we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay dividends and other distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under our advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation. The variable base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) raised by us. In addition, the limited partnership agreement of our OP requires it to pay a subordinated incentive listing distribution to Special Limited Partner in connection with a listing or other liquidity event, such as the sale of our assets, or if we terminate the advisory agreement, even for cause as permitted by the advisory agreement. The Special Limited Partner is also entitled under the limited partnership agreement of our OP to participate in net sales proceeds. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for further information. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

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
The terms of our Series A Preferred Stock, and the terms of other preferred stock we may issue, may discourage a third party from acquiring us in a manner that might result in a premium price to stockholders.
The change of control conversion and redemption features of the Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a change of control redemption right to redeem shares of Series A Preferred Stock. Upon exercise of this conversion right, the holders will be limited to a maximum number of shares of our common stock pursuant to a predetermined ratio. These features of the Series A Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
We may issue additional equity securities in the future.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 13, 2020, we had the following stock issued and outstanding: (i) 92,012,616 shares of common stock; and (ii) 1,610,000 shares of Series A Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock, the Board, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of the Board. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock, such as our Series A Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay distributions on our common stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock, Series A Preferred Stock and any issuance of shares of preferred stock senior to our Series A Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. These issuances could also adversely affect Estimated Per-Share NAV or the trading price of our Series A Preferred Stock.
We may issue shares in public or private offerings in the future, including shares of our common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder and pursuant to the DRIP. We may also issue OP Units to sellers of properties we acquire. After holding the OP Units for a period of one year, a holder of OP Units has the option to redeem OP Units for shares of our common stock or cash. We also may issue securities that are convertible into shares of our common stock.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The issuance of additional equity securities could adversely affect stockholders.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Board has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The Maryland Control Share Acquisition Act does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation.
Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
If our stockholders do not agree with the decisions of the Board, our stockholders only have limited control over changes in our policies and operations and may not be able to change our policies and operations.The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and dividends and other distributions. The Board may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under Maryland General Corporation Law and our charter, our common stockholders have a right to vote only on the following:

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

•	our liquidation or dissolution;

•	certain reorganizations of our company; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets
All other matters are subject to the discretion of the Board. Holders of our Series A Preferred Stock have extremely limited voting rights.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and other uses including payment of dividends and other distributions to our stockholders.
Our Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, and the administration of our investments. They are paid substantial fees for these services, which reduces cash available for investment, other corporate purposes, including payment of dividends and other distributions to our stockholders.
We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through our OP, and, accordingly, we rely on distributions from our OP and its subsidiaries to provide cash to pay our obligations. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends and other distributions to our stockholders and meet our other obligations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends and other distributions to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.

General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results and value of our properties are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for competing properties in the relevant market area;

•	changes in interest rates and availability of financing on favorable terms;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply; and

•	the possibility that one or more of our tenants’ will not pay their rental obligations
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Our property portfolio has a high concentration of properties located in two states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
The following two states represented 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2019:

State	Percentage of Straight-Line Rental Income
Florida (1)	25.2%
Michigan (2)	10.9%
_________

(1)
As of December 31, 2019, we were considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and our two skilled nursing facilities in Lutz, Florida and Wellington, Florida.

(2)	As of December 31, 2019, we had 14 Michigan SHOPs that are under contract to be sold pursuant to a PSA.
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	climate change;

•	changing demographics;

•	increased telecommuting and use of alternative workplaces;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums;

•	state budgets and payment to providers under Medicaid or other state healthcare programs; and

•	changes in reimbursement for healthcare services from commercial insurers.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. During 2019, a guarantor of certain of the lease obligations of the LaSalle Tenant filed for chapter 11 bankruptcy. See “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operation – Results of Operations – The LaSalle Tenant” for further details. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends and other distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease, and that our cash flow and the amounts available for dividends and other distributions to our stockholders will not be adversely affected.

If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition and ability to pay dividends and other distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the purchaser, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for dividends and other distributions to our stockholders.
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to the continued default of tenants under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, properties’ market values depend principally upon the value of the cash flow generated by the properties. Prolonged vacancies reduce this cash flow which would likely, therefore, reduce the value of the affected property and the value of an investment in our common stock.
We obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired and may continue to acquire properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property if a situation or loss occurs after the fact for which we have limited or no remedy.
We may be unable to secure funds for future tenant improvements or capital needs.
To attract new replacement tenants, or in some cases to secure renewal of a lease, we may expend substantial funds for tenant improvements and refurbishments. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may not be able to lease or re-lease space on attractive terms, if at all.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of properties or refinance indebtedness, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon a sale, disposition, or refinancing. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available for dividends and other distributions.
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We may not be able to negotiate leases on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.

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
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2027, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available to pay dividends and other distributions to stockholders.
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
We own properties in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenue generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay dividends and other distributions to our stockholders.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our cash available for dividends and other distributions will be reduced.
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
Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash that we have available to pay dividends and other distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We have acquired and developed, and may in the future acquire and develop, properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our builder or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We have experienced many of these difficulties at our development property in Jupiter, Florida. See “— Risks Related to Our Properties and Operations — Our development property in Jupiter, Florida is now substantially complete, but only 10% of the property is leased and the property is not generating cash flow.”
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities or community groups. If we invest in unimproved property other than property we intend to develop, a stockholder’s investment in our shares will be subject to the risks associated with investments in unimproved real property.
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
In some instances, we may sell our properties by providing financing to purchasers. If we do so, we will bear the risk that the purchaser may default on its debt, requiring us to seek remedies, a process which may be time-consuming and costly. Further, the borrower may have defenses that could limit or eliminate our remedies. In addition, even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.
We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
In our SHOP segment, we invest in SHOPs under a structure permitted by the REIT rules. As of December 31, 2019, we had 11 eligible independent contractors operating 59 SHOPs (not including two land parcels). Some of these properties were recently transitioned from our triple-net leased facilities segment to our SHOP segment. We may in the future, transition other triple-net leased facilities, which may or may not be experiencing declining performance, to third-party managed facilities under a structure permitted by the REIT rules, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
The REIT rules permit REITs such as us, to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility.
The income we generate from these properties is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Although we have various rights as the property owner under our management agreements, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses or other trained personnel or general inflationary pressures may force the operator to enhance pay and benefit packages to compete effectively for personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator’s senior management or equity ownership could adversely affect the income we receive from our SHOPs and have a material adverse effect on us.

The operator, which would be our TRS when we use this type of lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue on the applicable property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described above. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we are subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint, or data breach. Furthermore, if our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We have made investments in certain assets through joint ventures and may continue to enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Costs associated with complying with the Americans with Disabilities Act may affect cash available for dividends and other distributions.
Our properties are subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our financial resources, including cash available to pay dividends and other distributions.
Net leases may not result in fair market lease rates over time.
Some of our rental income is generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. Moreover, inflation could erode the value of long-term leases that do not contain indexed escalation provisions.
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
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our earnings, including $56.0 million, during the year ended December 31, 2019. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.
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
We own and seek to acquire a diversified portfolio of healthcare-related assets including MOBs, SHOPs and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees’ ability to make lease payments to us and our ability to pay dividends and other distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
Furthermore, the healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our revenues.
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
The properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the healthcare market, including companies such as Amazon.com Inc., JPMorgan Chase & Co., Apple Inc., CVS Health Corporation, as well as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our tenants’ failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.

Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay dividends and other distributions to our stockholders. In some states, healthcare facilities are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant and may restrict an operator’s ability to expand properties and grow the operator’s business in certain circumstances, which could have an adverse effect on the operator’s or tenant’s revenues, and in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. In December 2017, legislation was signed repealing the penalty. Therefore, starting in 2019, individuals were permitted to cancel their health insurance without penalty for failure to maintain such insurance. Additionally, in December 2018, a federal district court judge in the Northern District of Texas ruled that because Congress repealed this penalty on individuals, the individual mandate under the Affordable Care Act is unconstitutional. This decision did not enjoin the enforcement of the Affordable Care Act. The district court decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which, in December 2019 also found that the individual mandate was unconstitutional. The Fifth Circuit court, however, sent the case back to the Texas federal district court for additional analysis of what the ruling means for the constitutionality of the entire ACA. On March 2, 2020, the Supreme Court granted a petition of certiorari and has agreed to hear the case. If an injunction or a final judgment is made which declares the Affordable Care Act unconstitutional, states may not have to comply with its requirements, which could impact health insurance coverage for individuals. The legal challenges and legislative initiatives to roll back the Affordable Care Act continues and the outcomes are uncertain. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
In the lead up to the 2020 U.S. presidential elections, there have been ongoing debates in the political sphere regarding possible government healthcare reforms in order to enact “Medicare for All” legislation. If enacted, “Medicare for All” could potentially have a negative effect on provider reimbursement rates and thus our tenants’ ability to satisfy their financial obligations.
The expansion in health insurance coverage under the Affordable Care Act is likely going to continue to erode in 2020 as cuts in advertising and outreach during the marketplace open-enrollment periods, shorter open enrollment periods, and other changes have left many Americans uncertain about their ability to access and be eligible for coverage. Additionally, the repeal of the individual mandate penalty included in the TCJA, recent actions to increase the availability of insurance policies that do not include Affordable Care Act minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us.

The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators’ ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay dividends and other distributions to our stockholders.
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

In the lead up to the 2020 U.S. presidential elections, there have been ongoing debates in the political sphere regarding possible government healthcare reforms in order to enact “Medicare for All” legislation. If enacted, “Medicare for All” could potentially have a negative effect on provider reimbursement rates and thus our tenants’ ability to satisfy their financial obligations.
Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.
Transfers of healthcare facilities to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals, zoning approvals, and Medicare and Medicaid provider arrangements that are either not required, or enjoy reduced requirements, in connection with transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other uses, all of which may materially adversely affect our business, results of operations and financial condition. Furthermore, transitioning to a new tenant or operator could cause disruptions at the operations of the properties and, if there is a delay in the new tenant or operator obtaining its Medicare license, delays in our ability to receive reimbursements from Medicare.
A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services (“CMS”), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which has impacted our tenants’ ability to make rent payments to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenants and operators may face reductions in reimbursement rates and fees. Operators in certain states have experienced delays in receiving reimbursements, which has adversely affected their ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and operators, which may affect their ability to make contractual payments to us.
On April 16, 2015, President Obama signed MACRA into law, which among other things, permanently repealed SGR and provided for an annual rate increase of 0.5% for physicians through 2019, but imposed a 6-year freeze on fee updates from 2020 through 2025. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement and threatens physician reimbursement under Medicare. A final rule updating certain Quality Payment Program regulations was published on effective on January 1, 2018. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further industry consolidation.
In addition, on August 7, 2019, CMS announced a final rule that projects increased aggregate Medicare payments to skilled nursing facilities by 2.4 percent for fiscal year 2019. If this rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
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
There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our tenants have and may experience limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2019, CMS announced its successes in reducing the 2019 Medicare improper payment rate and specifically called out successes of its actions to address improper payments in home health claims.

In addition, CMS is currently in the midst of transitioning Medicare from traditional fee for service reimbursement models to a capitated system, which means medical providers are given a set fee per patient regardless of treatment required, and value-based and bundled payment approaches, where the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than based on the actual services provided. Providers and facilities are increasing responsible to care for and be financially responsible for certain populations of patients under the population health models and this shift in patient management paradigm is creating and will continue to create unprecedented challenges for providers.
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
Some tenants of our healthcare-related assets are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.
Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition (commonly referred to as the “Stark Law”), which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the CMPL, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments or exclusion from the Medicare and Medicaid programs. In 2016, the scope of the Office of Inspector General’s authority to enforce the CMPL was increased. Certain laws, such as the FCA, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Individuals have tremendous potential financial gain in bringing whistleblower claims as the FCA statute provides that the individual will receive a portion of the money recouped. Additionally, violations of the FCA can result in treble damages. Significant enforcement activity has been the result of actions brought by these individuals. Additionally, certain states in which the facilities are located also have similar fraud and abuse laws. Federal and state adoption and enforcement of such laws increase the regulatory burden and costs, and potential liability, of healthcare providers. Investigation by a federal or state governmental body for violation of fraud and abuse laws, and these state laws have their own penalties which may be in additional to federal penalties.

Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s business, its reputation, and its ability to operate or to make rent payments. Increased funding for investigation and enforcement efforts, accompanied by an increased pressure to eliminate government waste, has led to a significant increase in the number of investigations and enforcement actions over the past several years, a trend which is not anticipated to decrease considerably.
Tenants of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s business, operations and ability to pay rent to us.
We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators’ revenues likely are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Our operators’ revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors, including the ongoing novel coronavirus pandemic and its effects and turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to pay dividends and other distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.
Our operators’ performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a seniors housing facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our seniors housing operations.
Risks Associated with Debt Financing and Investments
Our level of indebtedness may increase our business risks.
As of December 31, 2019, we had total outstanding gross indebtedness of $1.1 billion. We may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•
limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends and other distributions or for other corporate purposes;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends and other distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.

In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge the underlying property as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction, we may use additional borrowings to cover the shortfall. Using debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment in us. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
Our Credit Facility and other financing arrangements have restrictive covenants.
Our Credit Facility and other financing arrangements contain provisions that affect or restrict our policies regarding dividends and other distributions and our operations, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, replace our Advisor, discontinue insurance coverage, merge with another company, and create, incur or assume liens. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. For example, the recent coronavirus pandemic has adversely affected credit and capital market conditions resulting in extreme volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs, such as future acquisitions and dividends and other distributions to our stockholders, more challenging or expensive.
If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. Continued disruption in the debt markets, may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties and meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.
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
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding the LIBOR.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost.
If we need to repay existing debt during periods of rising interest rates, we may need to sell one or more of our investments in properties even though we would not otherwise choose to do so.

We have mortgages, credit facilities and derivative agreements that have terms that are based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2019, approximately $988.4 million (representing approximately 86.1% of our $1.1 billion in total gross outstanding debt) was variable-rate debt indexed to LIBOR. As of December 31, 2019, the Company has nine designated interest rate swaps with a notional amount of $578.5 million, which effectively fixes a portion of our variable-rate debt. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. Certain of our agreements that have terms that are based on LIBOR have alternative rates already contained in the agreements while others do not. We anticipate that we will either utilize the alternative rates contained in the agreements (e.g., the Base Rate under the Credit Facility) or negotiate a replacement reference rates for LIBOR with the lenders and derivative counterparties. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.
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

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the value of our shares.
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if the Board determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distributions to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we make with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
With respect to sale-leaseback transactions, we will use commercially reasonable efforts to structure the sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may lease some of our seniors housing properties that are “qualified health care properties” to one or more TRSs which in turn contract with independent third-party management companies to operate those “qualified health care properties” on behalf of those TRSs. In addition, we may use our TRSs to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. If we do the TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. However, the TRS may be subject to limitations on the deductibility of its interest expense. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for U.S. federal income tax purposes, our OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified health care properties” are not properly leased to a TRS or the managers of those “qualified health care properties” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any of our seniors housing properties that are “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis by leasing those properties to independent health care facility operators or our TRSs. A “qualified health care property” includes any real property, and any personal property incident to such real property, which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facilities, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of such services that is eligible for participation in the Medicare program with respect to such facility. Furthermore, rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an “eligible independent contractor.”
Each of the management companies that enters into a management contract with our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent received from our TRSs that lease “qualified health care properties” to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related, as defined in the Code, to us or the TRS. Among other requirements to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our shares by our managers and their owners will not be exceeded.

If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rent paid to our OP by our TRSs pursuant to the lease of our “qualified healthcare properties” will constitute a substantial portion of our gross income. For that rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions with respect to our shares that are payable in cash and/or our shares (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, there is no established trading market for shares of our common stock, thus stockholders may not be able to sell shares of our common stock to pay taxes owed on dividend income.
The taxation of distributions can be complex; however, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of the amounts that we pay to our stockholders may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our shares. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our shares generally will be taxable as capital gain.
Our stockholders may have tax liability on distributions that they elect to reinvest in our common stock, but they would not receive the cash from such distributions to pay such tax liability.
Stockholders who participate in the DRIP, will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the distributions reinvested in shares of our common stock to the extent the distributions were not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the distributions reinvested in shares of our common stock pursuant to the DRIP.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of the Board to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce dividends and other distributions to our stockholders.
Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interest. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our shares.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our shares.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation”. As a result, our charter provides the Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation”, without the vote of our stockholders. The Board has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interest.

The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by the Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of our shares, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares. The Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends and other distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension plan”, certain entities wholly owned by a “qualified foreign pension plan” and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our shares generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI . Our shares will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our shares, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our outstanding shares of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares, or (c) a holder of our shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2019:

Portfolio	Number of Properties	Rentable Square Feet	Percent Leased (1)		Weighted Average Remaining Lease Term (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	113	3,843,698	90.9%		4.9	$1,058,602
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple Net Leased	4	102,753	100.0%		11	55,000
Hospitals	6	514,962	90.7%		7.1	133,575
Post-Acute / Skilled Nursing (4)	8	354,016	100.0%		7.8	86,566
Total Triple-Net Leased Healthcare Facilities	18	971,731	95.1%	(6)	7.8	275,141
Seniors Housing — Operating Properties (4)	59	4,314,517	85.7%	(5)	N/A	1,122,072
Jupiter Property — Recently Developed	1	235,445	10.0%	(6)	10.0	70,649
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	193	9,365,391				$2,530,129
_______________

(1)	Inclusive of leases signed but not yet commenced as of December 31, 2019.

(2)	Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2019.

(3)
Gross asset value represents total real estate investments, at cost ($2.5 billion total as of December 31, 2019) and assets held for sale at carrying value ($70.8 million total as of December 31, 2019), net of gross market lease intangible liabilities ($21.8 million total as of December 31, 2019). Impairment charges are already reflected within gross asset value.

(4)
One property was transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through December 31, 2019 (the “Transition Property”). The Transition Property is presented within the Seniors Housing — Operating Properties segment as of December 31, 2019. See Results of Operations for more information on this property.

(5)	Weighted by unit count as of December 31, 2019.

(6)
Our development property in Jupiter, Florida was substantially completed in the fourth quarter. See Note 3 — Real Estate Investments - “Development Property” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Although a portion of the property has been leased as of December 31, 2019, the property will be separately shown and excluded from combined occupancy numbers until a greater portion of the property has been leased and we consider the property stabilized. Occupancy in the triple-net leased healthcare facilities segment would have been 78.5% had the development property been included.

N/A	Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2019:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet
		(In thousands)
Alabama	1	$159	—%	5,564	0.1%
Arizona	14	9,185	2.5%	509,072	5.4%
Arkansas	3	16,064	4.3%	248,783	2.7%
California	8	19,974	5.4%	446,141	4.8%
Colorado	2	1,421	0.4%	59,366	0.6%
Florida	23	93,625	25.2%	1,440,647	15.4%
Georgia	15	31,266	8.4%	792,191	8.5%
Idaho	1	3,307	0.9%	55,846	0.6%
Illinois	17	15,913	4.3%	641,836	6.9%
Indiana	5	3,612	1.0%	163,035	1.7%
Iowa	14	32,094	8.7%	585,667	6.3%
Kansas	1	4,856	1.3%	49,360	0.5%
Kentucky	2	3,146	0.8%	92,875	1.0%
Louisiana	1	628	0.2%	17,830	0.2%
Maryland	1	944	0.3%	36,260	0.4%
Massachusetts	3	890	0.2%	36,563	0.4%
Michigan	21	40,336	10.9%	744,176	7.9%
Minnesota	1	1,096	0.3%	36,375	0.4%
Mississippi	3	1,370	0.4%	73,859	0.8%
Missouri	3	9,352	2.5%	124,650	1.3%
Nevada	2	3,256	0.9%	86,342	0.9%
North Carolina	2	1,008	0.3%	68,122	0.7%
Ohio	2	452	0.1%	49,994	0.5%
Oregon	2	9,586	2.6%	267,748	2.9%
Pennsylvania	13	35,665	9.6%	1,378,414	14.7%
South Carolina	2	948	0.3%	52,527	0.6%
Tennessee	3	3,254	0.9%	175,652	1.9%
Texas	11	11,015	3.0%	466,105	5.0%
Virginia	3	4,210	0.9%	234,090	2.5%
Washington	1	1,751	0.5%	52,900	0.6%
Wisconsin	13	10,640	2.9%	373,401	4.0%
Total	193	$371,023	100.0%	9,365,391	100.0%
__________________________________________

(1)
Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2019, which includes tenant concessions such as free rent, as applicable, as well as gross revenue from our SHOPs.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us (excluding the SHOP segment) over the next ten years and thereafter as of December 31, 2019. The SHOP segment is excluded as the leases of units with residents are generally for annual periods or month to month. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2020	$102,027
2021	95,838
2022	85,753
2023	79,435
2024	76,243
2025	70,282
2026	59,082
2027	49,593
2028	46,354
2029	29,758
Thereafter	27,801
$722,166
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding the SHOP segment) as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2020	84	$7,399	2.2%	332	3.9%
2021	67	8,549	2.6%	375	4.4%
2022	72	14,718	4.4%	605	7.2%
2023	50	6,386	1.9%	255	3.0%
2024	87	10,993	3.3%	527	6.2%
2025	14	2,126	0.6%	97	1.1%
2026	40	14,002	4.2%	848	10.0%
2027	47	10,453	3.1%	566	6.7%
2028	14	4,355	1.3%	180	2.1%
2029	10	1,834	0.5%	81	1.0%
Total	485	$80,815	24.1%	3,866	45.6%
_____________

(1)
Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2019, excluding SHOPs, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
As of December 31, 2019, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for our portfolio.
Significant Portfolio Properties
As of December 31, 2019, the rentable square feet or annualized rental income on a straight-line basis of one property represented 5% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis:

Wellington at Hershey’s Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey’s Mill, a seniors housing property located in West Chester, Pennsylvania. Wellington at Hershey’s Mill, which is leased to one of our TRSs and operated and managed on our behalf by a third-party operator in our SHOP segment, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 36 units for patients requiring skilled nursing services. As of December 31, 2019, this property represented 5.8% of our total rentable square feet and 6.1% of our total annualized rental income on a straight-line basis.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2018 and 2017.

Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
On April 1, 2019, we published an Estimated Per-Share NAV equal to $17.50 as of December 31, 2018. We intend to publish an Estimated Per-Share NAV as of December 31, 2019 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2019.
Consistent with our valuation guidelines, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets as of December 31, 2018 and provide a valuation range for each real estate asset. In addition, Duff & Phelps was engaged to review and incorporate in its estimate of a range of net asset values of the Company included in its report our market value estimate regarding other assets and liabilities as of December 31, 2018.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Board by Duff & Phelps (the “Duff & Phelps Report”) complies with the Institute of Portfolio Alternatives (formerly known as the Investment Program Association) Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. Also, the scope of work performed by Duff & Phelps was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Other than its engagement as described above and its engagement to provide certain purchase price allocation services, Duff & Phelps does not have any direct interests in any transaction with us.
Potential conflicts of interest between Duff & Phelps, on one hand and us or the Advisor, on the other hand, may arise as a result of (1) the impact of the findings of Duff & Phelps in relation to our real estate assets, or the assets of real estate investment programs sponsored by affiliates of the Advisor, on the value of ownership interests owned by, or incentive compensation payable to, our directors, officers or affiliates and those of the Advisor, or (2) Duff & Phelps performing valuation services for other programs sponsored by affiliates of the Advisor, as well as other services for us.
Duff & Phelps performed a full valuation of our real estate assets utilizing an income capitalization approach consisting of the Direct Capitalization Method or the Discounted Cash Flow Method and the sales comparison approach. These approaches are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of our other assets, minus the sum of (C) the estimated value of our debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in our hypothetical liquidation as of December 31, 2018, divided by (ii) our number of common shares outstanding on a fully-diluted basis as of December 31, 2018, which was 92,369,530. Common shares outstanding on a fully-diluted basis is defined as the sum of shares of common stock (including unvested restricted shares of common stock “restricted shares”)) and OP Units outstanding, while excluding Class B units.
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
The Estimated Per-Share NAV as of December 31, 2018 of $17.50, a value within the range determined by Duff & Phelps, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, with Mr. Weil abstaining, on April 1, 2019. The independent directors of the Board based their determination on the Advisor’s recommendation, which was based on the Advisor’s review of the Duff & Phelps Report and on the Advisor’s own analysis, estimates and calculations and the fundamentals of the real estate assets. As part of their determination to approve an Estimated Per-Share NAV, the independent directors considered the fundamentals of the real estate assets including geographic location, stabilization and credit quality of tenants. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates. As such, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of common stock pursuant to our DRIP or our SRP, respectively.
In connection with the independent directors of the Board’s determination of Estimated Per-Share NAV, the Advisor concluded that, in a hypothetical liquidation at such Estimated Per-Share NAV, it would not be entitled to any incentive fees or performance-based restricted partnership units of our operating partnership designated as “Class B Units.” The Advisor determined the Estimated Per-Share NAV in a manner consistent with the definition of fair value under GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.
Holders
As of March 13, 2020 we had 92,012,616 shares of common stock outstanding held by a total of 43,986 stockholders of record.
Dividends and Other Distributions
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains.
The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for dividends and other distribution, financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. The Board may reduce the amount of dividends or other distributions paid or suspend dividends or other distribution payments at any time prior to declaration. Therefore, dividends and other distribution payments are not assured. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares. For further information on provisions in our Credit Facility that restrict the payment of dividends and other distributions, see Note 5 — Credit Facility, Net to our consolidated financial statements included in this Annual Report on Form 10-K and Item 1A, “Risks Related to Our Properties and Operations — If we are not able to increase the amount of cash we generate from operations, we may have to reduce the amount of dividends and other distributions we pay or identify other financing sources.”
The following table details the tax treatment of the dividends and other distributions paid during the years ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
	2019		2018		2017
Return of capital	100%	$0.85	100%	$0.95	99.7%	$1.50
Capital gain dividend income	—%	—	—%	—	0.3%	0.01
Ordinary dividend income	—%	—	—%	—	—%	—
Total	100.0%	$0.85	100.0%	$0.95	100.0%	$1.51
Distributions to Common Stockholders
We generally pay distributions on our common stock on a monthly basis at a rate equivalent of $0.85 per annum, per share of common stock. Distributions are generally paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84 per share each year ($0.46 per share per quarter) to Series A Preferred Stockholders, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.

Equity Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. For additional information, see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	2,981,743	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	2,981,743	(1)
(1) The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2019, we had 92,356,664 shares of common stock issued and outstanding and 394,000 shares of common stock that were subject to awards granted under the RSP. For additional information on the RSP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Sales of Unregistered Securities
On August 1, 2019, we granted 15,000 restricted shares to an independent director pursuant to the RSP. This award of restricted shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In order to provide common stockholders with interim liquidity, the Board has adopted the SRP, which enables our common stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. For additional information on the SRP, see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table summarizes our SRP activity for the periods presented. The cost of the repurchased common shares did not exceed DRIP proceeds during the periods presented. We funded common share repurchases from proceeds received from common stock issued under the DRIP. Repurchases are currently consummated using the most recently published Estimated Per-Share NAV at the time of the repurchase.

	Number of Common Shares Repurchased	Average Price per Share

Cumulative repurchases as of December 31, 2018(1)	3,288,256	$21.56
Year ended December 31, 2019 (1)	1,103,263	19.14
Cumulative repurchases as of December 31, 2019 (2)	4,391,519	20.95
__________
(1) 2019 activity includes 656,433 common shares repurchased on April 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25 and repurchases of 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of common stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(2) Excludes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50, including all shares submitted for death or disability (see Note 18 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K).

Item 6. Selected Financial Data.
The following selected financial data as of and for the years December 31, 2019, 2018, 2017, 2016 and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (In thousands)	December 31,
	2019	2018	2017	2016	2015
Total real estate investments, at cost	$2,481,067	$2,553,079	$2,486,052	$2,355,262	$2,341,271
Total assets	2,325,303	2,377,446	2,371,861	2,193,705	2,269,842
Mortgage notes payable, net	528,284	462,839	406,630	142,754	157,305
Credit facilities	605,269	602,622	534,869	481,500	430,000
Total liabilities	1,218,559	1,136,512	1,015,802	689,379	668,025
Total equity	1,106,744	1,240,934	1,356,059	1,504,326	1,601,817

Operating data (In thousands, except for share and per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue from tenants	$374,914	$362,406	$311,173	$302,566	$247,490
Total operating expenses	(415,492)	(365,512)	(323,827)	(307,203)	(283,100)
Gain (loss) on dispositions of real estate investments	8,790	(70)	438	1,330	—
Operating loss	(31,788)	(3,176)	(12,216)	(3,307)	(35,610)
Total other expenses	(56,120)	(49,605)	(29,849)	(19,747)	(9,328)
Loss before income taxes	(87,908)	(52,781)	(42,065)	(23,054)	(44,938)
Income tax (expense) benefit	(399)	(197)	(647)	2,084	2,978
Net loss	(88,307)	(52,978)	(42,712)	(20,970)	(41,960)
Net loss attributable to non-controlling interests	393	216	164	96	219
Preferred stock dividends	(173)	—	—	—	—
Net loss attributable to common stockholders	$(88,087)	$(52,762)	$(42,548)	$(20,874)	$(41,741)
Other data:
Cash flows provided by (used in) operations	$47,404	$54,151	$63,967	$78,725	$68,680
Cash flows used in investing activities	(46,249)	(115,063)	(194,409)	(19,092)	(556,834)
Cash flows provided by (used in) financing activities	19,086	49,682	199,843	(55,567)	332,880
Per share data:
Weighted-average shares outstanding - Basic and Diluted	91,936,641	91,118,929	89,802,174	87,878,907	85,331,966
Net loss per share attributable to common stockholders - Basic and Diluted	$(0.96)	$(0.58)	$(0.47)	$(0.24)	$(0.49)
Distributions declared per common share	$0.85	$0.95	$1.51	$1.70	$1.70
Dividends declared per share of preferred stock	$0.11	$—	$—	$—	$—
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.
Overview
We were incorporated on October 15, 2012 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through our OP. Our initial public offering of our common stock, which is not listed on a national securities exchange, closed in November 2014, and, in December 2019, our initial public offering of Series A Preferred Stock closed, and we listed shares of our Series A Preferred Stock on Nasdaq under the symbol “HTIA.”

We invest in healthcare real estate, focusing on seniors housing and MOBs, located in the United States. As of December 31, 2019, we owned 193 properties located in 31 states and comprised of 9.4 million rentable square feet.
On April 1, 2019, we published an Estimated Per-Share NAV equal to $17.50 as of December 31, 2018. Our previous Estimated Per-Share NAV was equal to $20.25 as of December 31, 2017. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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

Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of December 31, 2019, these leases had a weighted average remaining lease term of 5.6 years. Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we have also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
Our revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s Seniors Housing — Operating Properties (“SHOP”) held using a structure permitted by the REIT rules and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in our SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
We defer the revenue related to lease payments received from tenants and residents in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses related to non-SHOP assets (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Under ASC 842, we have elected for the year ended December 31, 2019 to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we have also elected to reflect prior revenue and reimbursements previously reported under ASC 842 also on a single line for the years ended December 31, 2018 and 2017. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectibility periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2019, 2018 and 2017 such amounts were $6.5 million, $14.8 million and $12.4 million, respectively.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, we evaluate the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the “Purchase Price Allocation” section in this Note for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2019, 2018 or 2017. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $70.8 million and $52.4 million in real estate investments held for sale as of December 31, 2019 and 2018, respectively (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
As more fully discussed in this Note 2 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. We will evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three-year period ended December 31, 2019, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight-line basis over the lease term.
We generally determine the value of construction in progress based upon the replacement cost. During the construction period, we capitalize interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above-and below-market leases and other identifiable assets (e.g., certificates of need in certain jurisdictions) or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. During 2017, prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805) (see “Summary of Significant Accounting Policies” below), all of our acquisitions were accounted for as business combinations.
For acquired properties with leases classified as operating leases, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired (including those acquired in the Merger) and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and land values per square foot.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the year ended December 31, 2019.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, 7 to 10 years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Construction in progress, including capitalized interest, insurance and real estate taxes, is not depreciated until the development has reached substantial completion. The value of certain other intangibles such as certificates of need in certain jurisdictions are amortized over the expected period of benefit (generally the life of the related building).
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Above-and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such awards is included in general and administrative expenses and is recognized over the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
As of December 31, 2019, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing properties under a structure permitted by the REIT rules. Under the REIT rules, a REIT may lease “qualified health care” properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of December 31, 2019, we had 11 eligible independent contractors operating 59 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2019, we owned 193 properties. There were 170 properties (our “2018-2019 Same Store” properties) owned for the entire year ended December 31, 2019 and 2018, including two vacant land parcels and one property under development. During the period from January 1, 2018 to the year ended December 31, 2019, we acquired 23 properties (our “2018-2019 Acquisitions”) and disposed of 15 properties (our “2018-2019 Dispositions”). As described in more detail under “— Comparison of the Year Ended December 31, 2019 and 2018 — Transition Properties” below, our 2018-2019 Same Store properties includes the one Transition Property that was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the year ended December 31, 2019. We adjusted our 2018-2019 Same Store for those segments to include the Transition Property as part of our 2018-2019 Same Store in our SHOP segment and excluded it entirely from the 2018-2019 Same Store in our triple-net leased healthcare facilities segment (each segment as so adjusted, the “Segment Same Store”). See Results of Operations — The NuVista Tenant for further information about the Transition Property and the transition.

The following table presents a roll-forward of our properties owned from January 1, 2018 to December 31, 2019:

Number of Properties
Number of properties, January 1, 2018	185
Acquisition activity during the year ended December 31, 2018	14
Disposition activity during the year ended December 31, 2018	(8)
Number of properties, December 31, 2018	191
Acquisition activity during the year ended December 31, 2019	9
Disposition activity during the year ended December 31, 2019	(7)
Number of properties, December 31, 2019	193

Number of 2018-2019 Same Store Properties (1)	170
_______________
(1) Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.

Below is a discussion of our results of operations for the years ended December 31, 2019 and 2018. Please see the “Results of Operations” section located in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of our results of operations for the year ended December 31, 2018 to 2017.

Comparison of the Year Ended December 31, 2019 and 2018
Net loss attributable to common stockholders was $88.1 million and $52.8 million for the years ended December 31, 2019 and 2018, respectively. The following table shows our results of operations for the years ended December 31, 2019 and 2018 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2019	2018	$	%
Revenue from tenants	$374,914	$362,406	$12,508	3.5%

Operating expenses:
Property operating and maintenance	234,185	220,997	13,188	6.0%
Impairment charges	55,969	20,655	35,314	171.0%
Operating fees to related parties	23,414	23,071	343	1.5%
Acquisition and transaction related	362	302	60	19.9%
General and administrative	20,530	17,275	3,255	18.8%
Depreciation and amortization	81,032	83,212	(2,180)	(2.6)%
Total expenses	415,492	365,512	49,980	13.7%
Operating loss before gain (loss) on sale of real estate investments	(40,578)	(3,106)	(37,472)	(1,206.4)%
Gain (loss) on sale of real estate investments	8,790	(70)	8,860	NM
Operating loss	(31,788)	(3,176)	(28,612)	(900.9)%
Other income (expense):
Interest expense	(56,059)	(49,471)	(6,588)	(13.3)%
Interest and other income	7	23	(16)	(69.6)%
Loss on non-designated derivatives	(68)	(157)	89	56.7%
Total other expenses	(56,120)	(49,605)	(6,515)	(13.1)%
Loss before income taxes	(87,908)	(52,781)	(35,127)	(66.6)%
Income tax benefit	(399)	(197)	(202)	NM
Net loss	(88,307)	(52,978)	(35,329)	(66.7)%
Net income attributable to non-controlling interests	393	216	177	81.9%
Preferred stock dividends	(173)	—	(173)	(100.0)%
Net loss attributable to common stockholders	$(88,087)	$(52,762)	$(35,325)	(67.0)%
_______________
NM — Not Meaningful
Transition Property
Some of our properties move between our operating segments, for example if they are converted from being triple net leased to third parties in our triple-net leased healthcare facilities segment to being leased to one of our TRSs and operated and managed on our behalf by a third-party operator in our SHOP segment. When transfers between segments occur, we reclassify the operating results of the transferred properties to their current segment for both the current and all historical periods in order to present a consistent group of property results. See Note 3 — Real Estate Investments, Net - “Impairments” and “Held for Use Assets” and Note 15 — Segment Reporting to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
As described in more detail below, our 2018-2019 Same Store includes one Transition Property, our property in Wellington, Florida, which was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during 2019. During the year ended December 31, 2019, as shown in more detail in the table below, the Transition Property contributed $2.5 million of net operating income (“NOI”), an increase of $4.3 million from the $(1.7) million NOI for the year ended December 31, 2018. The results of operations of the Transition Property are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Property is included in property operating and maintenance expense on the consolidated statement of operations.
In 2018, we had also transitioned a property located in Lutz, Florida from our triple-net leased healthcare facilities segment to our SHOP segment. The results of this property had previously been reclassified in our Same Store operating results in 2018 and, accordingly, require no additional adjustment in 2019.

For purposes of the discussion and analysis of the segment results of operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Property as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Property.

	Year Ended December 31, 2019			Year Ended December 31, 2018			Increase (Decrease)
(Dollar amounts in thousands)	2018-2019 Same Store Properties	Transition Property	Segment Same Store	2018-2019 Same Store Properties	Transition Property	Segment Same Store	2018-2019 Same Store Properties	Transition Property	Segment Same Store
NNN Segment
Revenue from tenants	$29,094	$(17,944)	$11,150	$20,736	$(4,832)	$15,904	$8,358	$(13,112)	$(4,754)
Less: Property operating and maintenance	18,034	(15,396)	2,638	11,874	(6,580)	5,294	6,160	(8,816)	(2,656)
NOI	$11,060	$(2,548)	$8,512	$8,862	$1,748	$10,610	$2,198	$(4,296)	$(2,098)

SHOP Segment
Revenue from tenants	$238,920	$17,944	$256,864	$236,867	$4,832	$241,699	$2,053	$13,112	$15,165
Less: Property operating and maintenance	181,428	15,396	196,824	175,183	6,580	181,763	6,245	8,816	15,061
NOI	$57,492	$2,548	$60,040	$61,684	$(1,748)	$59,936	$(4,192)	$4,296	$104
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance. NOI excludes all other financial statement amounts included in net income (loss) attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures included in this Annual Report on Form 10-K for additional disclosure and a reconciliation to our net income (loss) attributable to common stockholders.
As discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K, we adopted ASU No. 2016-02, Leases on January 1, 2019. The following is a summary of the impacts of the new accounting guidance, as lessor, on the presentation of the NOI tables below:

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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the years ended December 31, 2019 and 2018:

	Segment Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$86,788	$89,091	$(2,303)	$13,104	$3,632	$9,472	$487	$6,379	$(5,892)	$100,379	$99,102	$1,277
Less: Property operating and maintenance	27,018	26,790	228	4,295	1,099	3,196	500	2,405	(1,905)	31,813	30,294	1,519
NOI	$59,770	$62,301	$(2,531)	$8,809	$2,533	$6,276	$(13)	$3,974	$(3,987)	$68,566	$68,808	$(242)
_______________

(1)	Our MOB segment included 93 2018-2019 Same Store properties.

(2)	Our MOB segment included 20 2018-2019 Acquisitions properties.

(3)	Our MOB segment included six 2018-2019 Disposition properties.

(4)	Our MOB segment included 113 properties.
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
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees.
During the year ended December 31, 2019, the MOB segment contributed a $0.2 million decrease in NOI as compared to the year ended December 31, 2018. Of our 23 Acquisitions, 20 were MOBs which contributed a $6.3 million increase in NOI, which was more than offset by six MOB Disposition properties which contributed a $4.0 million decrease in NOI and our Same Store properties which contributed a $2.5 million decrease in NOI.
Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2019 and 2018:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2019	2018		$2018	2017		$2019	2018		$2019	2018	$
Revenue from tenants	$11,150	$15,904	$(4,754)	$3,414	$416	$2,998	$—	$3,297	$(3,297)	$14,564	$19,617	$(5,053)
Less: Property operating and maintenance	2,638	5,294	(2,656)	160	—	160	2	1,903	(1,901)	2,800	7,197	(4,397)
NOI	$8,512	$10,610	$(2,098)	$3,254	$416	$2,838	$(2)	$1,394	$(1,396)	$11,764	$12,420	$(656)
____________

(1)	Our triple-net leased healthcare facilities segment included 17 2018-2019 Same Store properties.

(2)	Our triple net leased healthcare facilities segment included two 2018-2019 Acquisitions properties.

(3)	Our triple net leased healthcare facilities segment included eight 2018-2019 Dispositions properties.

(4)	Our triple net leased healthcare facilities segment included 19 properties.
NM - Not Meaningful
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

During the year ended December 31, 2019, revenue from tenants in our triple-net leased healthcare facilities segment decreased $5.1 million as compared to the year ended December 31, 2018 due to bad debt expense within Same Store properties, primarily from the bad debt expense incurred with respect to properties leased to the LaSalle Tenant but also due to bad debt expense incurred with respect to properties leased to the NuVista Tenant which is now presented within revenue from tenants (see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for further discussion on our adoption of ASU No. 2016-02, Leases on January 1, 2019). The decrease in revenue from tenants in our triple-net leased Same Store properties of $4.8 million and the decrease in our triple-net leased Dispositions of $3.3 million, were partially offset by an increase in our triple-net leased Acquisitions of $3.0 million.
Property operating and maintenance expenses of $2.8 million during the year ended December 31, 2019 primarily relates to property taxes and operating expenses related to the LaSalle Tenant but also property taxes and operating expenses related to the NuVista Tenant. Property operating and maintenance expenses during the year ended December 31, 2018 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle and NuVista tenant, which is described below.
The LaSalle Tenant
We are currently in the process of replacing the LaSalle Tenant and transitioning four of our properties in Texas from our triple-net leased healthcare facilities segment to our SHOP segment, where they would be leased to one of our TRSs and operated and managed on our behalf by a third-party operator In January 2018, we agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant pays the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of December 31, 2019, the LaSalle Tenant remains in default of the forbearance agreement and owes us $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of December 31, 2019. We incurred bad debt expense of $3.5 million and $5.0 million related to the LaSalle Tenant during the years ended December 31, 2019 and 2018, respectively, which is included in revenue from tenants in 2019 and in property operating and maintenance expense in 2018, in the consolidated statement of operations.
On February 15, 2019, we filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at the four properties and for recovery of damages for the various breaches by the LaSalle Tenant. Subsequently the LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the “LaSalle Guarantor”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code.
On August 27, 2019, the court awarded us monetary damages on our claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest.
On October 30, 2019, the court entered into an order appointing a receiver of the LaSalle Tenants. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties, and, on February15, 2020, the receiver took operational control of the properties. We are currently working with the receiver and our designated third-party operator in a manner that will allow us to transition the properties to our SHOP operating segment during 2020. By doing so, we will gain more control over the operations of the applicable properties, and we believe this will allow us to improve performance and the cash flows generated by the properties. There can be no assurance, however, that we will be able to complete this transition on a timely basis, or at all, and that completing this transition will result in us achieving our operational objectives.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2019 and 2018:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$256,862	$241,699	$15,163	$2,052	$—	$2,052	$1,057	$1,987	$(930)	$259,971	$243,686	$16,285
Less: Property operating and maintenance	196,822	181,763	15,059	1,760	—	1,760	990	1,742	(752)	199,572	183,505	16,067
NOI	$60,040	$59,936	$104	$292	$—	$292	$67	$245	$(178)	$60,399	$60,181	$218
_______________

(1)	Our SHOP segment included 60 2018-2019 Same Store properties, including two land parcels.

(2)	Our SHOP segment included one 2018-2019 Acquisitions property.
(3) Our SHOP segment included one 2018-2019 Disposition property
(4) Our SHOP segment included 61 properties, including two land parcels.
NM — Not Meaningful

Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third-party operators, and costs associated with maintaining the physical site.
During the year ended December 31, 2019, revenue from tenants increased by $16.3 million in our SHOP segment as compared to the year ended December 31, 2018, primarily due to our Transition Property. During the year ended December 31, 2019, property operating and maintenance expenses increased $16.1 million in our SHOP segment as compared to the year ended December 31, 2018, primarily due to our Transition Property.
NuVista Tenant
We had tenants at two of our properties in Florida, which we refer to as the NuVista Tenant that were in default under their leases beginning from July 2017 and collectively owe us $10.1 million of rent, property taxes, late fees, and interest receivable under their leases as of December 31, 2019. We had previously fully reserved for this receivable. During the fourth quarter of 2019, we wrote off the entire receivable and the associated reserve, which had no net impact on our consolidated financial statements. We incurred bad debt expense of $1.1 million and $6.0 million related to the NuVista Tenant during the years ended December 31, 2019 and 2018, respectively which is included in revenue from tenants in 2019 and in property operating and maintenance expense in 2018, in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida and Wellington Florida transitioned to the SHOP segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with a TRS, and engaged a third-party operator to operate the properties. This structure is permitted by the REIT rules, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the third quarter of 2018, the new third-party operator at the property in Wellington, Florida obtained Medicare certification. Prior to the operator obtaining this Medicare certification, we were unable to bill Medicare for services performed and accumulated receivables. We were able to bill and collect the majority of these receivables during the year ended December 31, 2018; however, $0.7 million of these receivables are not collectible. We have reserved for the uncollectible-receivables, resulting in bad debt expense during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.During the year end December 31, 2019, we received $1.6 million under into an operations transfer agreement pursuant to which we agreed with the tenant agreed to cooperate in transitioning operations at the property in Wellington, Florida to a third-party operator selected by us for periods prior to the lease termination, which amounts had previously been fully reserved. This payment under the operations transfer agreement is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
During the fourth quarter of 2019, we began to evaluate the properties in Lutz ,Florida, Wellington, Florida and our recently completed development property in Jupiter, Florida for potential sales. As a result of these potential changes in plans, we concluded these held for use assets were impaired and recognized impairment charges in the aggregate of $33.3 million to reduce their carrying value to estimated fair value.
Other Results of Operations
Impairment Charges
We incurred $56.0 million and $20.7 million of impairment charges for the years ended December 31, 2019 and 2018, respectively. During the fourth quarter of 2019, we began to evaluate the properties in Lutz, Florida, Wellington, Florida and our recently completed development property in Jupiter, Florida for potential sales. As a result of these potential changes in plans, we concluded these held for use assets were impaired and recognized impairment charges in the aggregate of $33.3 million. See Note 3 — Real Estate Investments, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. The other impairment charges for 2019 relate to the 14 Michigan SHOPs that are under contract to be sold. See Note 3 — Real Estate Investments, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impairment charges for the year ended December 31, 2019 and 2018. The impairment charges for the year ended December 31, 2018 relate to the eight skilled nursing facility properties in Missouri (The “Missouri SNF Properties”) which were sold in 2018, one MOB property within the state of New York (one of the “New York Six MOBs”) which was sold in 2019, and one held-for-use property.
Operating Fees to Related Parties
Operating fees to related parties increased $0.3 million to $23.4 million for the year ended December 31, 2019 from $23.1 million for the year ended December 31, 2018.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. The fixed portion of the base management fee we pay for asset management services is equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees increased $26,000 to $19.5 million for the year ended December 31, 2019, due to the increase in the variable portion of the base management fee related to the issuance and sale of Series A Preferred Stock in December 2019.
Property management fees increased $0.3 million to $3.9 million during the year ended December 31, 2019 from $3.6 million during the year ended December 31, 2018. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.4 million for the year ended December 31, 2019 and $0.3 million for the year ended December 31, 2018. The expenses in both periods primarily related to indirect costs associated with potential acquisitions.
General and Administrative Expenses
General and administrative expenses increased $3.3 million to $20.5 million for the year ended December 31, 2019 compared to $17.3 million for the year ended December 31, 2018, which includes a $1.2 million increase in expense reimbursements to related parties. In addition, the increase was due to higher professional fees for audit, transfer agent and legal services.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $2.2 million to $81.0 million for the year ended December 31, 2019 from $83.2 million for the year ended December 31, 2018. The decrease was due to a decrease in Same Store depreciation and amortization of $5.6 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $1.6 million, partially offset by an increase due to our acquisitions of approximately $4.5 million.
Gain on Sale of Real Estate Investments
During the year ended December 31, 2019, we sold the New York Six MOBs which resulted in gains on sale. These properties sold for a contract price of $58.8 million. Also, in August 2019, we sold one of our SHOP properties for a contract price of $3.5 million. As a result of these sales, we recorded an aggregate gain on sale of real estate investments of $8.8 million for the year ended December 31, 2019. Loss on sale of real estate investments for the year ended December 31, 2019 pertained to the sale of the eight Missouri SNF Properties, which resulted in a loss of $0.1 million.
Interest Expense
Interest expense increased $6.6 million to $56.1 million for the year ended December 31, 2019 from $49.5 million for the year ended December 31, 2018. The increase in interest expense resulted from higher overall outstanding debt balances on our mortgages and credit facilities as well as a write-off of unamortized costs in connection with our loan with Capital One National Association (the “MOB Loan”) . Our average outstanding debt obligations were $1.1 billion at a weighted average interest rate of 4.5% for 2019 compared with an average outstanding debt obligations were $1.0 billion at a weighted average interest rate of 4.4% for 2018. In connection with the refinancing of the MOB Loan, which was considered an extinguishment of the old MOB Loan, we expensed unamortized fees relating to the old loan of approximately $3.0 million were written off as a charge to interest expense. Interest expense in 2019 also increased due to $0.9 million in interest costs related to our development property in Jupiter, Florida during the fourth quarter of 2019. These amounts had been capitalized prior to the substantial completion of the development property in December 2019, and therefore did not have any impact on interest expense in prior periods.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $7,000 for the year ended December 31, 2019. Interest and other income was approximately $23,000 for the year ended December 31, 2018.
(Loss) Gain on Non-Designated Derivatives
Loss on non-designated derivative instruments for the years ended December 31, 2019 and 2018 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.

Income Tax Expense
We recorded income tax expense of $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, primarily related to changes in deferred tax assets or liabilities generated by temporary differences and current period net operating income associated with our TRSs. Income taxes generally relate to our SHOPs, which are leased by our TRSs. During the year ended December 31, 2019, we identified certain historical errors in its tax provision as well as its statements of operations and comprehensive income (loss) which resulted in an overstatement of previously recorded tax benefits by $0.8 million for the year ended December 31, 2018 (for additional information, see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K).
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, which represents the portion of our net income that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the year ended December 31, 2019, net cash provided by operating activities was $47.4 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $56.8 million (net loss of $88.3 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges) and an increase in accounts payable and accrued expenses of $2.6 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $9.7 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $3.8 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 was $46.2 million. The cash used in investing activities included $92.0 million for the acquisition of nine properties and to fund the cost of our ongoing development property in Jupiter, Florida during the period and $16.7 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $62.5 million.
Net cash used in investing activities during the year ended December 31, 2018 was $115.1 million. The cash used in investing activities included $128.1 million for the acquisition of 12 MOBs and two triple-net-leased properties and to fund the cost of our ongoing development property in Jupiter, Florida, as well as $12.9 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $25.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $19.1 million during the year ended December 31, 2019 related to proceeds of $225.6 million from our Revolving Credit Facility, $150.0 million from our Term Loan, $136.5 million from the Multi-Property CMBS Loan and $37.6 million of net proceeds from the issuance of Series A Preferred Stock. These cash inflows were partially offset by payments on our Revolving Credit Facility of $368.3 million, mortgage principal repayments of $67.8 million, distributions to stockholders of $51.4 million, common stock repurchases of $21.1 million, payments for deferred financing costs of $19.5 million, and distributions to non-controlling interest holders of $0.3 million.

Net cash provided by financing activities of $49.7 million during the year ended December 31, 2018 related to proceeds of $147.8 million from our Credit Facility and $118.7 million from the Multi-Property CMBS Loan. These cash inflows were partially offset by payments on our Prior Credit Facility of $80.0 million, mortgage principal repayments of $63.3 million, distributions to common stockholders of $55.3 million, common stock repurchases of $14.2 million, deferred financing costs of $3.4 million, and distributions to non-controlling interest holders of $0.5 million.
Liquidity and Capital Resources
As of December 31, 2019, we had $95.7 million of cash and cash equivalents. We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by our property operations, proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities, and other secured financings, proceeds from dispositions and proceeds from our Series A Preferred Stock offering completed in December 2019. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private equity offerings, proceeds from the sale of properties and undistributed funds from operations, if any.
Pursuant to our Credit Facility, beginning with the fiscal quarter ending June 30, 2020, we will be subject to a limit on paying distributions as defined in our Credit Facility that would cause the aggregate amount of distribution payments for the applicable period to exceed a specified percentage of our Modified FFO (as defined in our Credit Facility which is different from MFFO as disclosed in this Annual Report on Form 10-K). Distributions as defined under the Credit Facility include distributions paid to holders of our common stock and dividends paid to holders of our Series A Preferred Stock but do not include distributions that are reinvested under the DRIP. This percentage will be 115% of our Modified FFO for the fiscal quarter ending June 30, 2020 and then will decrease periodically in increments of 5% until it reaches 95% of our Modified FFO in the fiscal quarter ending March 31, 2022 unless we elect for the limit based on 95% of our Modified FFO to apply sooner. Until we become subject to the limit on paying distributions in excess of 95% of our Modified FFO, we will not be permitted to increase the rate at which we pay distributions to holders of our common stock. Pursuant to our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. Because of this restriction, we are not able to use cash that would otherwise be available to us to pay dividends or other distributions or fund property acquisitions and other investments.
Our principal demands for cash are for funding costs related to our recently completed development project, acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases, dividends to holders of our Series A Preferred Stock and distributions to holders of our common stock.
Financings
As of December 31, 2019, our total debt leverage ratio (net debt divided by gross asset value) was approximately 41.6%. Net debt totaled $1.1 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($95.7 million). Gross asset value totaled $2.5 billion, which represents total real estate investments, at cost ($2.5 billion) and assets held for sale at carrying value ($70.8 million), net of gross market lease intangible liabilities ($21.8 million). Impairment charges are already reflected within gross asset value.
As of December 31, 2019, we had total gross borrowings of $1.1 billion, at a weighted average interest rate of 4.0%. As of December 31, 2018, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.6%. As of December 31, 2019, the carrying value of our real estate investments, at cost was $2.5 billion, with $0.8 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.6 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
We expect to utilize proceeds from our Credit Facility and our Fannie Mae Master Credit Facilities, other secured financings (including refinancing of our existing mortgage loans) and proceeds from our Series A Preferred Stock offering completed in December 2019 to fund future property acquisitions, as well as other sources of funds that may be available to us. These actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of December 31, 2019 was $0.3 billion, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

Mortgage Notes Payable
As of December 31, 2019, we had $537.5 million in gross mortgage notes payable outstanding.
In April 2019, we repaid mortgages on three of our properties with a gross outstanding loan amount of $16.7 million and added them to the borrowing base under the Credit Facility. In October 2019, we repaid our Courtyard Fountains - Gresham, OR mortgage and Bridge Loan with gross outstanding loan amounts of $23.5 million and $18.6 million, respectively for a total debt repayment of $42.1 million. Concurrently, we added ten of the properties that had secured these loans to the borrowing base under the Credit Facility. See Note 4 — Mortgages Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
In December 2019, we refinanced the MOB Loan. At the closing after payment of closing costs and swap termination fees, we received $127.7 million in net refinancing proceeds in excess of the approximately $242.0 million principal amount outstanding prior to the closing. Of these excess proceeds, approximately $63.5 million were used to repay amounts outstanding under the Revolving Credit Facility in order to obtain a release of 12 of the mortgaged properties from the borrowing base thereunder, and approximately $61.5 million of the remaining proceeds were used to repay additional amounts outstanding under the Revolving Credit Facility.
Credit Facility
On March 13, 2019, we amended and restated the Prior Credit Facility, which was scheduled to mature on March 21, 2019, by entering into our Credit Facility with primarily the same lenders that were lenders under the Prior Credit Facility, with Keybank National Association remaining as agent for the lenders. Our Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to one one-year extension at our option, subject to certain conditions. Our Term Loan is interest-only and matures on March 13, 2024. Loans under our Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs. Any amounts repaid under our Term Loan may not be re-borrowed.
The amount available for borrowings under our Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date.
As of December 31, 2019, $245.9 million was outstanding under the Credit Facility, net of deferred financing costs, and the unused borrowing capacity was $79.5 million under the Credit Facility. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. Of the total amount outstanding, $150.0 million was outstanding under our Term Loan, and $100.6 million was outstanding under the Revolving Credit Facility. The Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets are pledged for the benefit of the lenders thereunder. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility requires us to meet certain financial covenants on a quarterly basis. As of December 31, 2019, we were in compliance with the financial covenants under the Credit Facility.
During the year ended December 31, 2019, borrowings under the Credit Facility were used to fund acquisitions to fund the repayments of our Courtyard Fountains - Gresham, OR mortgage and Bridge Loan and to fund capital needs, including payment of dividends and other distributions. In March 2020, we borrowed an additional $95.0 million under the Revolving Credit Facility that is expected to be used to fund future acquisitions and other corporate purposes.
Fannie Mae Master Credit Facilities
As of December 31, 2019, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Preferred Stock Offering
In December 2019, we completed the issuance and sold 1,610,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00.The gross proceeds from this offering were $40.3 million and net proceeds were $37.6 million after deducting the underwriting discount of $1.3 million and additional offering expenses of $1.4 million.

Acquisitions — Year Ended December 31, 2019
We completed the acquisitions of five multi-tenant MOBs, three single tenant MOBs and a SHOP for an aggregate contract purchase price of $86.3 million during the year ended December 31, 2019. The properties are located in Greenfield, WI, Milwaukee, WI, St. Francis, WI, Lancaster, PA, York, PA , Northampton, MA, Springfield, MA, and West Springfield, MA, and Escondido, CA and comprise approximately 283,518 square feet. We accounted for these purchases as asset acquisitions. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Credit Facility) and cash on hand, which included proceeds from dispositions. These properties were generally added to the borrowing base under the Revolving Credit Facility in connection with or following acquisition.
Acquisitions — Subsequent to December 31, 2019 and Pending Transactions
Subsequent to December 31, 2019, we acquired seven properties (four MOBs and three SHOPs) with an aggregate base purchase price of $81.9 million excluding acquisition related costs.
We funded these acquisitions with proceeds from our Series A Preferred Stock offering completed in December 2019 and cash on hand, which included proceeds from financings and dispositions. We have entered into a PSA to acquire one SHOP property located in Naples, FL for a contract purchase price of $21.9 million and executed a letter of intent for an MOB located in Lubbock, TX for a purchase price of $8.8 million. The PSA is subject to conditions, and the letter of intent is non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We expect to fund these acquisitions and future acquisitions primarily with additional borrowings under our Revolving Credit Facility, as well as cash on hand, which is expected to include proceeds from dispositions. Any potential future disposition or refinancing is subject to market conditions and other conditions that are beyond our control and there can be no assurance we will be able to generate sufficient liquidity from these sources to complete this or any future acquisitions on a timely basis or at all.
In order to increase the amount available for borrowing under our Credit Facility, we intend to add these pending acquisitions, as well as additional, eligible unencumbered properties that we owned as of December 31, 2019, to the borrowing base of our Credit Facility. Unencumbered real estate investments, at cost as of December 31, 2019 was $0.3 billion, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility.
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
Ocean Park
During the first quarter of 2019, we reconsidered the intended holding period for one of our SHOP properties located in Brookings, OR (“Ocean Park”) due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, we entered into a purchase and sale agreement for the sale of Ocean Park for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, we amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, we recognized an impairment charge of approximately $19,000 on Ocean Park during the year ended December 31, 2019, which is included on the consolidated statement of operations and comprehensive loss. On August 1, 2019, we completed this disposition resulting in net proceeds after the repayment of debt and closing costs of $1.6 million.
Michigan SHOPs
In April 2019, we began marketing for a possible sale a portfolio of the 14 Michigan SHOPs. During the third quarter of 2019, we received multiple bids and accepted a non-binding letter of intent from a prospective buyer to purchase the Michigan SHOPs as a single portfolio for $71.8 million. We determined that the Michigan SHOPs should be classified as held for sale as of December 31, 2019. Subsequently, we executed a PSA and closing is expected in the second quarter of 2020.There can be no guarantee that the sale of these properties will close under the proposed terms, or at all. We recognized an impairment charge of $22.6 million in the third quarter of 2019 representing the amount by which the carrying amount of the Michigan SHOPs exceeds our estimate of the net sales price of the Michigan SHOPs.
As of December 31, 2019, seven Michigan SHOPs were part of the borrowing base of the Credit Facility, four were mortgaged under the Fannie Mae Master Credit Facilities and three were unencumbered. There can be no assurance that the sale of the Michigan SHOPs will be completed under the terms of the PSA, or at all.

Dispositions — Subsequent to December 31, 2019
Subsequent to December 31, 2019, we disposed of one MOB property for a contract sales price of $8.6 million. There was no mortgage on this property.
The LaSalle Tenant
We are currently in the process of replacing the LaSalle Tenant and transitioning four of our properties in Texas from our triple-net leased healthcare facilities segment to our SHOP segment, where they would be leased to one of our TRSs and operated and managed on our behalf by a third-party operator. In January 2018, we entered into an agreement with the LaSalle Tenant in which we agreed to forbear from exercising legal remedies, including staying a lawsuit against the, as long as the LaSalle Tenant paid the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of December 31, 2019, the LaSalle Tenant remains in default of the forbearance agreement and owes us $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of December 31, 2019. We incurred $3.5 million and $5.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the years ended December 31, 2019 and 2018, respectively, which is included in revenue from tenants in 2018 and property operating and maintenance expense in 2019 on the consolidated statement of operations.
On February 15, 2019, we filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at these properties and for recovery of damages for the various breaches by the LaSalle Tenant. Subsequently, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the “LaSalle Guarantor”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. We severed our claims against the LaSalle Guarantor from the action against the LaSalle Tenant. On August 27, 2019, the court awarded us monetary damages on its claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest.
On October 30, 2019, the court entered into an order appointing a receiver. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties, and, on February 15, 2020, the receiver took operational control of the properties. We are currently working with the receiver and our designated third-party operator in a manner that will allow us to transition the properties to our SHOP operating segment during 2020. By doing so, we will gain more control over the operations of the applicable properties, and we believe this will allow us to improve performance and the cash flows generated by the properties. There can be no assurance, however, that we will be able to complete this transition on a timely basis, or at all, and that completing this transition will result in us achieving our operational objectives. See Note 18 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Development Project
In August 2015, we entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. The targeted completion date was December 31, 2016. Additionally, the estimated rent commencement date was expected to be no later than April 1, 2017. As of December 31, 2019, we had funded $97.8 million, including $10.0 million for the land and $87.8 million for construction in progress. We had been working for some time to obtain a certificate of occupancy for the facility, the CO, which was ultimately obtained in December 2019. Obtaining a certificate of occupancy for the facility (“CO”) was a necessary condition to leasing the property to any tenant other than a tenant associated with the developer of the property, which had been, and remains, in default under its agreements with us. In December 2019, when the development reached substantial completion, we reclassified the entire amount in construction in progress. Historically, all construction costs, including capitalized interest, insurance and real estate taxes, were capitalized and classified in construction in progress on our consolidated balance sheet.
During the year ended December 31, 2019, we incurred an additional $5.7 million in capitalized costs, including capitalized interest, related to our development project in Jupiter, Florida. Going forward, these costs will be expensed even though we are not receiving any revenues. During the fourth quarter of 2019, we incurred $1.4 million in expenses related to capitalized interest, insurance and real estate taxes that would have been capitalized prior to the substantial completion of the development property, and we expect that similar expenses will impact our results of operations in future periods.
We have entered into a lease for 10% of the rentable square feet at the property, but the tenant is not required to pay us cash rent until May 2021. There can be no assurance as to the timing or terms of any additional leases or as to if and when the property may generate positive cash flow allowing us to earn a return on our investment in this property. During the fourth quarter of 2019, in connection with the substantial completion of the development property, we began to evaluate the property for a potential sale. As a result of this potential change in plans, we concluded this held for use asset was impaired and recognized an impairment charge related to this property and two other properties during the fourth quarter of 2019 (see Note 3 — Real Estate Investments, Net - “Held for Use Real Estate Investments and Related Impairments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information). There can be no assurance however, that we will be able to sell this property on a timely basis, on favorable terms or at all.

Share Repurchase Program and Tender Offer
Our Board has adopted the SRP, which enables our common stockholders to sell their shares of common stock to us under limited circumstances. At the time a common stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from our DRIP in any given period, although the Board has the power, in its sole discretion, to determine the number of shares repurchased during any period as well as the amount of funds to be used for that purpose.
Under the currently effective amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Additionally, pursuant to the SRP, the repurchase price per share equals 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester, or the six-month period ending June 30 or December 31.
On January 29, 2019, we announced that the Board approved an amendment to the SRP, effective on January 30, 2019, changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. On March 27, 2019, we announced that the Board approved a second amendment to the SRP, effective on March 28, 2019, further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. On April 30, 2019, we repurchased 656,433 shares for $13.3 million at an average price per share of $20.25, representing 100% of the repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018. These repurchases were funded with cash on hand, which included proceeds from financings and dispositions.
On July 23, 2019, we announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019.
On August 20, 2019, we announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. The Company completed the repurchases in October 2019, and the aggregate amount of $7.8 million paid was funded from cash on hand, which included proceeds from financings and dispositions.
On January 9, 2020, we announced that the Board approved a fifth amendment to the SRP, effective January 10, 2020 extending the date on which repurchases are able to be made in respect of requests made during the period commencing July 1, 2019 up to and including December 31, 2019 to on or before March 16, 2020, rather than on or before January 31, 2020. We completed the repurchases on February 26, 2020, and the aggregate amount of approximately $8.8 million, paid was funded from cash on hand, which included proceeds from financings and dispositions.
On January 9, 2020, we announced a tender offer (the “Tender Offer”) to purchase up to 200,000 shares of our common stock for cash at a purchase price equal to $8.50 per share with the proration period and withdrawal rights expiring on February 7, 2020. We made the Tender Offer in response to an unsolicited offer to stockholders commenced on December 31, 2019. The Tender Offer expired in accordance with its terms on February 7, 2020. In accordance with the terms of the Tender Offer, we accepted for purchase 381,922 shares for a total cost of approximately $1.7 million, which was funded with cash on hand.
On January 9, 2020, we also announced that the Board had suspended the SRP, and that we would not accept any repurchase requests or make any repurchases under the SRP during the pendency of the Tender Offer or for 10 business days thereafter. Pursuant to the SRP, repurchases are to be made in respect of requests made during the active periods under the SRP during the six months ending June 30, 2020 - the period from January 1, 2020 to January 8, 2020 and the period from February 26, 2020 up to and including June 30, 2020 - no later than July 31, 2020.

The following table reflects the number of shares repurchased, under the SRP, cumulatively through December 31, 2019:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Year ended December 31, 2019 (2)	1,103,263	19.14
Cumulative repurchases as of December 31, 2019 (3)	4,391,519	20.95
_____________________________
(1) Repurchases made in 2018 include: (i) 373,967shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.
(2) Repurchases are consummated using the most recently published Estimated Per-Share NAV. 2019 activity includes 656,433 common shares repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25 and repurchases of 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(3) Excludes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50, including all shares submitted for death or disability (see Note 18 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K).
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and NOI. While NOI is a property-level measure, MFFO is based on our total performance as a company and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined here, includes straight-line rent which is excluded from MFFO. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses and capitalized interest.
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
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to pay dividends and other distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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

The table below reflect the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net loss attributable to common stockholders (in accordance with GAAP)	$(88,087)	$(52,762)	$(42,548)
Depreciation and amortization (1)	79,744	82,226	76,563
Impairment charges	55,969	20,655	18,993
(Gain) loss on sale of real estate investment	(8,790)	70	(438)
Gain on asset acquisition	—	—	(307)
Adjustments for non-controlling interests (2)	(595)	(484)	(443)
FFO (as defined by NAREIT) attributable to common stockholders	38,241	49,705	51,820
Acquisition and transaction related	362	302	2,986
(Accretion) amortization of market lease and other lease intangibles, net	(4)	255	236
Straight-line rent adjustments	(3,561)	(1,863)	(3,166)
Amortization of mortgage premiums and discounts, net	(162)	(263)	(1,576)
Loss on non-designated derivatives	68	157	198
Capitalized construction interest costs	(2,756)	(3,198)	(2,085)
Adjustments for non-controlling interests (2)	31	24	15
MFFO attributable to common stockholders	$32,219	$45,119	$48,428
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(2,723)	$6,230	$8,623	$(100,217)	$(88,087)
Impairment charges	55,950	—	19	—	55,969
Operating fees to related parties	—	—	—	23,414	23,414
Acquisition and transaction related	3	32	—	327	362
General and administrative	94	12	9	20,415	20,530
Depreciation and amortization	74,731	6,081	220	—	81,032
Interest expense	213	—	—	55,846	56,059
Interest and other income	2	—	—	(9)	(7)
Loss on non-designated derivative instruments				68	68
Loss on sale of real estate investments	29	—	(8,819)	—	(8,790)
Income tax expense	—	—	—	399	399
Net income (loss) attributable to non-controlling interests	23	—	—	(416)	(393)
Preferred stock dividends	—	—	—	173	173
NOI	$128,322	$12,355	$52	$—	$140,729
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2018:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$52,589	$1,232	$(17,002)	$(89,581)	$(52,762)
Impairment charges	—		20,655	—	20,655
Operating fees to related parties	—		—	23,071	23,071
Acquisition and transaction related	11	173		118	302
General and administrative	79	1		17,195	17,275
Depreciation and amortization	79,563	1,543	1,890	216	83,212
Interest expense	613			48,858	49,471
Interest and other income	(22)			(1)	(23)
Loss on non-designated derivative instruments				157	157
Gain on sale of real estate investments			70		70
Income tax expense				197	197
Net income (loss) attributable to non-controlling interests	14			(230)	(216)
NOI	$132,847	$2,949	$5,613	$—	$141,409
Refer to Note 15 — Segment Reporting to our consolidated financial statements found in this Annual Report on Form 10-K for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Dividends and Other Distributions
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
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% of the $25.00 liquidation preference per share of

Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first quarterly dividend for the Series A Preferred Stock which was sold in an underwritten offering in December 2019 (see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K) was paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from December 11, 2019 to December 31, 2019. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
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
The following table shows the sources for the payment of distributions to common stockholders including unvested restricted shares, and distributions on OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019		December 31, 2019
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions			Percentage of Distributions
Distributions:
Distributions to stockholders not reinvested in common stock under the DRIP	$12,304		$12,825		$13,057		$13,241		$51,427
Distributions reinvested in common stock issued under the DRIP	6,983		6,968		6,747		6,512		27,210
Distributions on OP Units	85		88		88		85		346
Total distributions (1)	$19,372		$19,881		$19,892		$19,838		$78,983

Source of distribution coverage:
Cash flows provided by operations (2)	$16,510	85.2%	$8,622	43.4%	$14,303	71.9%	$7,969	40.2%	$47,404		60.0%
Proceeds received from common stock issued under the DRIP (2)	2,862	14.8%	6,968	35.0%	5,589	28.1%	6,512	32.8%	27,210	(3)	34.5%
Available cash on hand	—	—%	4,291	21.6%	—	—%	5,357	27.0%	4,369	(3)	5.5%
Total source of distribution coverage	$19,372	100.0%	$19,881	100.0%	$19,892	100.0%	$19,838	100.0%	$78,983		100.0%

Cash flows provided by operations (in accordance with GAAP)	$16,510		$8,622		$14,303		$7,969		$47,404
Net loss attributable to stockholders (in accordance with GAAP)	$(5,111)		$(6,054)		$(28,789)		$(48,133)		$(88,087)
_______________

(1)
Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units. Also excludes dividends due on shares of Series A Preferred Stock issued in December 2019 as no dividends were paid until January 2020, at which time the dividends due through December 31, 2019 of $174 were paid.

(2)	Assumes the use of available cash flows from operations before any other sources.

(3)	Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.

For the year ended December 31, 2019, cash flows provided by operations were $47.4 million. We have not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand, comprised of proceeds from financings and dispositions. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect an investment in our common stock.There can be no assurance that we will be able to continue paying dividends or other distributions on a regular basis on our common stock, our Series A Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future distributions we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend or distribution policy at any time and for any reason, subject to restrictions in our Credit Facility. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares.
Pursuant to our Credit Facility, beginning with the fiscal quarter ending June 30, 2020, we will be subject to a limit on paying distributions as defined in our Credit Facility that would cause the aggregate amount of distribution payments for the applicable period to exceed a specified percentage of our Modified FFO (as defined in our Credit Facility which is different from MFFO as disclosed in this Annual Report on Form 10-K). Distributions as defined under the Credit Facility include distributions paid to holders of our common stock and dividends paid to holders of our Series A Preferred Stock but do not include distributions that are reinvested under the DRIP. This percentage will be 115% of our Modified FFO for the fiscal quarter ending June 30, 2020 and then will decrease periodically in increments of 5% until it reaches 95% of our Modified FFO in the fiscal quarter ending March 31, 2022 unless we elect for the limit based on 95% of our Modified FFO to apply sooner. Until we become subject to the limit on paying distributions in excess of 95% of our Modified FFO, we will not be permitted to increase the rate at which we pay distributions to holders of our common stock.
Our ability to pay dividends and other distributions in the future and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from operations which in turn depends on a variety of factors, including our ability to complete acquisitions of new properties and improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Historically the aggregate amount of distributions paid by us, calculated in accordance with our Credit Facility, has exceeded 115% of our Modified FFO.There can be no assurance as to when, or if, we will be able to generate sufficient cash to comply with distribution limits under our Credit Facility. If we fail to increase the amount of cash we generate from operations, our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected, and we may be required to reduce the amount of dividends and other distributions we pay to ensure compliance.
We have funded a portion of our dividends and other distributions from, among other things, proceeds from our DRIP, proceeds from dispositions and proceeds from borrowings. A decrease in the level of stockholder participation in our DRIP would reduce the amount available to fund dividends and other distributions and potentially our ability to comply with the restrictions on the payment of dividends and other distributions in our Credit Facility. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends and other distributions we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Funding distributions from borrowings restricts the amount we can borrow for property acquisitions and other investments. Using proceeds from the sale of assets or the issuance of our common stock, Series A Preferred Stock or other equity securities to fund distributions rather than invest in assets will likewise reduce the amount available to invest.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2019, we were in compliance with the financial and reporting covenants under our loan agreements.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility and Fannie Mae Master Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2019. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2019, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Mae Master Credit Facilities had weighted-average effective interest rates of 3.9%, 4.1% and 4.2%, respectively.

		Years Ended December 31,
(In thousands)	Total	2020	2021 - 2022	2023 -2024	Thereafter
Principal on mortgage notes payable	$537,533	$856	$1,821	$6,811	$528,045
Interest on mortgage notes payable	170,994	20,831	42,949	42,544	64,670
Principal on Revolving Credit Facility	100,618	—	—	100,618	—
Interest on Revolving Credit Facility	19,043	3,838	7,655	7,550	—
Principal on Term Loan	150,000	—	—	150,000	—
Interest on Term Loan	23,592	5,629	11,227	6,736	—
Fannie Mae Master Credit Facilities	359,322	—	—	—	359,322
Interest on Fannie Mae Master Credit Facilities	106,677	15,084	30,702	31,509	29,382
Lease rental payments due (1)	40,671	733	1,515	1,549	36,874
Total	$1,508,450	$46,971	$95,869	$347,317	$1,018,293
_________
(1) Includes all payments due on both operating leases and direct financing leases. See Note 16 — Commitments and Contingencies to our consolidated financial statements included in this Form 10-K for additional information.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. Commencing with that taxable year, we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but can provide no assurances that we will operate in a manner so as to remain qualified for taxation as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Credit Facility (which includes a Revolving Credit Facility and a Term Loan) and the Fannie Mae Master Credit Facilities, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2019, we had entered into six non-designated interest rate caps with a notional amount of approximately $359.3 million and nine designated interest rate swaps with a notional amount of $578.5 million. We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.
Mortgage Notes Payable
As of December 31, 2019, all of our mortgages are either fixed-rate ($159.0 million) or variable-rate ($378.5 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $537.5 million and a fair value of $545.4 million as of December 31, 2019.
Credit Facilities
Our Credit Facilities are variable-rate, before consideration of interest rate swaps, and are comprised of our Revolving Credit Facility, our Term Loan and our Fannie Mae Master Credit Facilities. Our Credit Facilities had a gross aggregate carrying amount of $609.9 million and a fair value of $620.7 million as of December 31, 2019.
Sensitivity Analysis - Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings, which totaled $988.4 million as of December 31, 2019, affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap. As noted above, we have nine designated interest rate swaps with a notional amount of $578.5 million, which effectively creates a fixed interest rate for a portion of our variable-rate debt. We also have six non-designated interest rate cap contracts, which are substantially out of the money and, therefore do not currently affect our near-term interest rate sensitivity. The sensitivity analysis related to the portion of our variable-rate debt that is not fixed via designated interest rate swaps assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant. A 100 basis point increase and decrease in variable interest rates on the portion of our variable-rate debt that is not fixed via designated interest rate swaps would increase and decrease our interest expense by $4.1 million.

Sensitivity Analysis - Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $14.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $18.4 million. A 100 basis point increase in market interest rates would result in a increase in the fair value of our nine designated interest rate swaps by $31.5 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our nine designated interest rate swaps by $33.7 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2019 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2019 at a reasonable level of assurance.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The effectiveness of our internal control over financial reporting has not been audited by our independent registered public accounting firm because we are a “non-accelerated filer” as defined under SEC rules.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 24, 2020, we amended the Credit Facility, primarily to modify the covenant restricting the payment of distributions contained therein.
Prior to the amendment, until January 1, 2020, we were not permitted to increase the rate at which we pay dividends or other distributions to stockholders (or make other amendments or modifications, including, without limitation, changing the timing or frequency of dividend or distribution payments), and, from and after January 1, 2020, we would have been subject to a provision in our Credit Facility restricting us from paying distributions (as defined in our Credit Facility) in any fiscal quarter that, when added to the aggregate amount of distribution payments in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions were in effect and otherwise in accordance with our Credit Facility), exceed 95% of our Modified FFO (as defined in the Credit Facility which is different from MFFO as disclosed in this Annual Report on Form 10-K) during the applicable period.
Following the amendment, the restriction on our ability to increase the rate at which we pay distributions to holders of our common stock that would only have applied until January 1, 2020 will continue to apply until January 1, 2022, unless we have elected for the limit on paying distributions in excess of 95% of our Modified FFO to apply. This restriction does not prevent us from issuing additional shares of our common stock, our Series A Preferred Stock, or any other class or series of stock (including preferred stock with a higher dividend rate than Series A Preferred Stock). The amendment also provides that, in each fiscal quarter until the limit on paying distributions in excess of 95% of our Modified FFO applies, we will be subject to a similarly structured limit on paying distributions in excess of a percentage of our Modified FFO as set forth in the table below:

Fiscal Quarter	Percentage
April 1, 2020 to June 30, 2020	115%
July 1, 2020 to September 30, 2020	110%
October 1, 2020 to December 31, 2020	110%
January 1, 2021 to March 31, 2021	105%
April 1, 2021 to June 30, 2021	105%
July 1, 2021 to September 30, 2021	100%
October 1, 2021 to December 31, 2021	100%
We are not subject to any limit on paying distributions in excess of a percentage of our Modified FFO during the fiscal quarter ending March 31, 2020, and the distributions paid during that quarter will not be applied to subsequent quarters.
Prior to the amendment, until we became subject to the limit on paying distributions in excess of 95% of our Modified FFO, we were subject to a covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties is lower. Following the amendment, even after we become subject to the limit on paying distributions in excess of 95% of our Modified FFO, we will remain subject to the covenant requiring us to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties will remain the same.
The foregoing description of the amendment to our Credit Facility in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue - 30th Floor, New York, NY 10019, Attention:

Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.healthcaretrustinc.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
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
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (5)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (9)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.3 (18)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.4 (11)	Amended and Restated Bylaws of Healthcare Trust, Inc.
4.1 (1)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (2)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 (7)	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
4.4 (19)	Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.5 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 (19)
Underwriting Agreement, dated December 5, 2019, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and B. Riley FBR, Inc., as representative of the underwriters listed on Schedule I thereto

10.2 (7)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.3 (17)
Amendment No. 1, dated as of July 25, 2019, to the Second Amended and Restated Advisory Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC

10.4 (7)
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC

10.5 (12)
First Amendment, dated as of April 10, 2018, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC

10.6 (3)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.7 (3)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.8 (4)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.9 (6)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association.
10.10 (11)	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.11 (11)	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.12 (6)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC.
10.13 (11)	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.14 (11)	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.15 (11)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.16 (20)	Amended and Restated Loan Agreement, dated as of December 20, 2019, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto
10.17 (20)	Amended and Restated Guaranty of Recourse Obligations, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association

Exhibit No.	Description
10.18 (20)
Amended and Restated Hazardous Materials Indemnity Agreement, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association

10.19 (9)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017.
10.20 (9)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.21 (10)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association.
10.22 (10)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.23 (10)
Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.24 (12)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender
10.25 (12)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.26 (12)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.27 (12)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender
10.28 (12)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee
10.29 (13)	Form of Indemnification Agreement
10.30 (15)
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

10.31*
First Amendment, dated March 24, 2020, to Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

16.1 (16)	Letter from KPMG LLP to the Securities and Exchange Commission dated March 18, 2019
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
23.2 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (8)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (14)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (21)	Second Amendment to Second Amended and Restated Share Repurchase Program
99.4 (22)	Third Amendment to Second Amended and Restated Share Repurchase Program
99.5 (23)	Fourth Amendment to Second Amended and Restated Share Repurchase Program
99.6 (24)	Fifth Amendment to Second Amended and Restated Share Repurchase Program
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________

*	Filed herewith

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2017.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2018.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 filed with the Securities and Exchange Commission on August 3, 2018.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2019.

(18)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 6, 2019.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2019.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March, 2020.

HEALTHCARE TRUST, INC.
By	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 24, 2020
Leslie D. Michelson

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 24, 2020
Katie P. Kurtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Director	March 24, 2020
Edward M. Weil, Jr.	(Principal Executive Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	March 24, 2020
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 24, 2020
Edward G. Rendell

/s/ Lee M. Elman	Independent Director	March 24, 2020
Lee M. Elman

/s/ B.J. Penn	Independent Director	March 24, 2020
B.J. Penn

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Healthcare Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for the year then ended, including the related notes and financial statement schedule listed in the accompanying index for the year ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Healthcare Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2019.
Chicago, Illinois
March 13, 2019

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate investments, at cost:
Land	$207,335	$209,284
Buildings, fixtures and improvements	2,004,116	2,006,745
Construction in progress	—	80,598
Acquired intangible assets	269,616	256,452
Total real estate investments, at cost	2,481,067	2,553,079
Less: accumulated depreciation and amortization	(427,476)	(381,909)
Total real estate investments, net	2,053,591	2,171,170
Assets held for sale	70,839	52,397
Cash and cash equivalents	95,691	77,264
Restricted cash	15,908	14,094
Derivative assets, at fair value	392	4,633
Straight-line rent receivable, net	21,182	17,351
Operating lease right-of-use assets	14,351	—
Prepaid expenses and other assets (including $394 and $154 due from related parties as of December 31, 2019 and 2018, respectively)	39,707	28,785
Deferred costs, net	13,642	11,752
Total assets	$2,325,303	$2,377,446
LIABILITIES AND EQUITY
Mortgage notes payable, net	$528,284	$462,839
Credit facilities, net	605,269	602,622
Market lease intangible liabilities, net	12,052	17,104
Derivative liabilities, at fair value	5,305	—
Accounts payable and accrued expenses (including $0 and $764 due to related parties as of December 31, 2019 and 2018, respectively)	43,094	40,298
Operating lease liabilities	9,133	—
Deferred rent	8,521	7,011
Distributions payable	6,901	6,638
Total liabilities	1,218,559	1,136,512

Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 1,610,000 and none authorized, 1,610,000 and none issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	16	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 92,356,664 and 91,963,532 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	923	919
Additional paid-in capital	2,078,628	2,031,967
Accumulated other comprehensive (loss) income	(7,043)	4,582
Distributions in excess of accumulated earnings	(971,190)	(804,331)
Total stockholders’ equity	1,101,334	1,233,137
Non-controlling interests	5,410	7,797
Total equity	1,106,744	1,240,934
Total liabilities and equity	$2,325,303	$2,377,446

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue from tenants	$374,914	$362,406	$311,173

Operating expenses:
Property operating and maintenance	234,185	220,997	186,277
Impairment charges	55,969	20,655	18,993
Operating fees to related parties	23,414	23,071	22,257
Acquisition and transaction related	362	302	2,986
General and administrative	20,530	17,275	15,673
Depreciation and amortization	81,032	83,212	77,641
Total expenses	415,492	365,512	323,827
Operating loss before (loss) gain on sale of real estate investments	(40,578)	(3,106)	(12,654)
Gain (loss) on sale of real estate investments	8,790	(70)	438
Operating loss	(31,788)	(3,176)	(12,216)
Other income (expense):
Interest expense	(56,059)	(49,471)	(30,264)
Interest and other income	7	23	306
Loss on non-designated derivatives	(68)	(157)	(198)
Gain on asset acquisition	—	—	307
Total other expenses	(56,120)	(49,605)	(29,849)
Loss before income taxes	(87,908)	(52,781)	(42,065)
Income tax expense	(399)	(197)	(647)
Net loss	(88,307)	(52,978)	(42,712)
Net loss attributable to non-controlling interests	393	216	164
Preferred stock dividends	(173)	—	—
Net loss attributable to common stockholders	(88,087)	(52,762)	(42,548)

Other comprehensive income (loss):
Unrealized (loss) gain on designated derivative	(11,625)	2,109	2,473
Comprehensive loss attributable to common stockholders	$(99,712)	$(50,653)	$(40,075)

Weighted-average common shares outstanding - Basic and Diluted	91,936,641	91,118,929	89,802,174
Net loss per common share attributable to common stockholders - Basic and Diluted	$(0.96)	$(0.58)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share data)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	—	$—	89,368,899	$894	$1,981,136	$—	$(486,574)	$1,495,456	$8,870	$1,504,326
Common stock issued through distribution reinvestment plan	—	—	2,813,635	28	61,178	—	—	61,206	—	61,206
Common stock repurchases	—	—	(1,554,768)	(16)	(33,583)	—	—	(33,599)	(28)	(33,627)
Share-based compensation, net	—	—	375,000	4	466	—	—	470	—	470
Distributions declared on common stock , $1.51 per share	—	—	—	—	—	—	(135,904)	(135,904)	—	(135,904)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	472	472
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(645)	(645)
Unrealized gain on designated derivative	—	—	—	—	—	2,473	—	2,473	—	2,473
Net loss	—	—	—	—	—	—	(42,548)	(42,548)	(164)	(42,712)
Balance, December 31, 2017	—	—	91,002,766	910	2,009,197	2,473	(665,026)	1,347,554	8,505	1,356,059
Common stock issued through distribution reinvestment plan	—	—	1,720,633	17	35,720	—	—	35,737	—	35,737
Common stock repurchases	—	—	(759,867)	(8)	(14,194)	—	—	(14,202)	—	(14,202)
Share-based compensation, net	—	—	—	—	1,244	—	—	1,244	—	1,244
Distributions declared on common stock, $0.95 per share	—	—	—	—	—	—	(86,543)	(86,543)	—	(86,543)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(492)	(492)
Unrealized gain on designated derivatives	—	—	—	—	—	2,109	—	2,109	—	2,109
Net loss	—	—	—	—	—	—	(52,762)	(52,762)	(216)	(52,978)
Balance, December 31, 2018	—	—	91,963,532	919	2,031,967	4,582	(804,331)	1,233,137	7,797	1,240,934
Impact of adoption of ASC 842	—	—	—	—	—	—	(87)	(87)	—	(87)
Issuance of Preferred Stock, net	1,610,000	16	—	—	37,601	—	—	37,617	—	37,617
Common stock issued through distribution reinvestment plan	—	—	1,481,395	15	27,195	—	—	27,210	—	27,210
Common stock repurchases	—	—	(1,103,263)	(11)	(21,102)	—	—	(21,113)	—	(21,113)
Share-based compensation, net	—	—	15,000	—	1,319	—	—	1,319	—	1,319
Distributions declared on common stock, $0.85 per share	—	—	—	—	—	—	(78,685)	(78,685)	—	(78,685)
Preferred stock dividends declared, $0.11 per share	—	—	—	—	—	—	(173)	(173)	—	(173)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(346)	(346)
Unrealized loss on designated derivative	—	—	—	—	—	(11,625)	—	(11,625)	—	(11,625)
Net loss	—	—	—	—	—	—	(87,914)	(87,914)	(393)	(88,307)
Rebalancing of ownership percentage	—	—	—	—	1,648	—	—	1,648	(1,648)	—
Balance, December 31, 2019	1,610,000	$16	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(88,307)	$(52,978)	$(42,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,032	83,212	77,641
Amortization (including write-offs) of deferred financing costs	9,171	8,633	6,170
Amortization of mortgage premiums and discounts, net	(162)	(263)	(1,576)
(Accretion) amortization of market lease and other intangibles, net	(4)	255	236
Bad debt expense	6,464	14,797	12,413
Equity-based compensation	1,319	1,244	470
Gain on sale of investment securities	—	—	—
Loss (gain) on non-designated derivative instruments	68	157	198
Loss (gain) on sales of real estate investments, net	(8,790)	70	(438)
Impairment charges	55,969	20,655	18,993
Changes in assets and liabilities:
Straight-line rent receivable	(3,831)	(7,744)	(6,242)
Prepaid expenses and other assets	(9,667)	(16,888)	(10,345)
Accounts payable, accrued expenses and other liabilities	2,632	2,191	8,688
Deferred rent	1,510	810	471
Net cash provided by operating activities	47,404	54,151	63,967
Cash flows from investing activities:
Property acquisitions and development costs	(91,998)	(128,056)	(188,928)
Deposits returned for unconsummated acquisitions	—	—	50
Deposit received for unconsummated disposition	—	—	1,125
Capital expenditures	(16,719)	(12,910)	(8,278)
Proceeds from sales of real estate investments	62,468	25,903	757
Proceeds from asset acquisition	—	—	865
Net cash used in investing activities	(46,249)	(115,063)	(194,409)
Cash flows from financing activities:
Payments on credit facilities	(368,300)	(80,000)	(326,800)
Proceeds from credit facilities	225,618	147,753	380,170
Proceeds from term loan	150,000	—	—
Proceeds from mortgage notes payable	136,513	118,700	336,897
Payments on mortgage notes payable	(67,797)	(63,263)	(65,335)
Payments for derivative instruments	(2,147)	(131)	(214)
Payments of deferred financing costs	(19,532)	(3,354)	(14,388)
Proceeds from issuance of preferred stock, net	37,617	—	—
Common stock repurchases	(21,113)	(14,202)	(33,599)
Distributions paid on common stock	(51,427)	(55,329)	(76,717)
Contributions from non-controlling interest holders	—	—	472
Distributions to non-controlling interest holders	(346)	(492)	(643)
Net cash, provided by financing activities	19,086	49,682	199,843
Net change in cash, cash equivalents and restricted cash	20,241	(11,230)	69,401
Cash, cash equivalents and restricted cash, beginning of year	91,358	102,588	33,187
Cash, cash equivalents and restricted cash, end of year	$111,599	$91,358	$102,588

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash, cash equivalents, end of period	$95,691	$77,264	$94,177
Restricted cash, end of period	15,908	14,094	8,411
Cash, cash equivalents and restricted cash, end of period	$111,599	$91,358	$102,588

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,621	$43,266	$26,097
Cash paid for income taxes	447	407	28

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	27,210	35,737	61,206
Assumption of mortgage notes payable used to acquire investments in real estate	—	—	4,897
Liabilities assumed in real estate acquisitions	—	—	1,056
Asset acquisition (inflows/outflows from operations)	—	—	416
Asset acquisition (inflows/outflows from investing activity)	—	—	(723)
Asset acquisition gain	—	—	307

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) invests in healthcare real estate, focusing on seniors housing and medical office buildings (“MOB”), located in the United States. As of December 31, 2019, the Company owned 193 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.4 million rentable square feet.
The Company, which was incorporated on October 15, 2012, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through the OP.
The Company’s initial public offering of its common stock, which is not listed on a national securities exchange, closed in November 2014, and, in December 2019, the Company’s initial public offering of its 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) closed, and the Company listed shares of its Series A Preferred Stock on The Nasdaq Global Market under the symbol “HTIA”.
On April 1, 2019 the board of directors of the Company (the “Board”) approved an updated estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2018. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, impairments, fair value measurements and income taxes, as applicable.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation. The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. See additional discussion below under “Recently Issued Accounting Pronouncements - ASU No. 2016-02 - Leases.”

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Out-of-Period Adjustments
During the year ended December 31, 2019, the Company identified certain historical errors in its tax provision and its net deferred taxes asset as well as its statements of operations and comprehensive income (loss), consolidated statements of changes in equity, and statements of cash flows since 2014, which impacted the quarterly financial statements and annual periods previously issued. Specifically, the Company had overstated intercompany rent on certain leases with the TRS and reflected a portion of depreciation on REIT assets in the TRS’s tax provision, thereby overstating previously recorded tax benefits, deferred tax assets and net income by $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and for Pre-2017 periods, respectively.  The intercompany rent and allocation of depreciation only affects the tax provision and does not affect the pre-tax consolidated financial results. The Company concluded that the errors noted above were not material for the period ended December 31, 2019 or any prior periods and has adjusted the amounts on a cumulative basis in the year ended December 31, 2019.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of December 31, 2019, these leases had a weighted average remaining lease term of 5.6 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s Seniors Housing — Operating Properties (“SHOP”) held using a structure permitted by the REIT rules and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $15.4 million, $8.1 million and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2019 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

(In thousands)	Future Base Rent Payments
2020	$102,027
2021	95,838
2022	85,753
2023	79,435
2024	76,243
Thereafter	282,870
Total	$722,166

The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectibility periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2019, 2018 and 2017 such amounts were $6.5 million, $14.8 million and $12.4 million, respectively.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the “Purchase Price Allocation” section in this Note for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2019, 2018 and 2017. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $70.8 million and $52.4 million in real estate investments held for sale as of December 31, 2019 and 2018, respectively (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company will evaluate new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three-year period ended December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of December 31, 2019 and the rent expense is reflected on a straight-line basis over the lease term.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets (e.g., certificates of need in certain jurisdictions) or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. During 2017, prior to the Company’s adoption of ASU No. 2017-01, Business Combinations (Topic 805) (see “Summary of Significant Accounting Policies” below), all of our acquisitions were accounted for as business combinations.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired (including those acquired in the Merger) and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and land values per square foot.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the year ended December 31, 2019.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the year ended December 31, 2019.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Reportable Segments
The Company has determined that it has three reportable segments, with activities related to investing in MOBs, triple-net leased healthcare facilities, and seniors housing properties. Management evaluates the operating performance of the Company’s investments in real estate and seniors housing properties on an individual property level.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, 7 to 10 years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Construction in progress, including capitalized interest, insurance and real estate taxes, is not depreciated until the development has reached substantial completion. The value of certain other intangibles such as certificates of need in certain jurisdictions are amortized over the expected period of benefit (generally the life of the related building).
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations and comprehensive loss prior to the adoption of ASU 2017-2 on January 1, 2019. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective, with any ineffective portion of a derivative’s change in fair value immediately recognized in earnings. After the adoption of ASU 2017-2, if the derivative qualifies for hedge accounting, all of the change in value is recorded in other comprehensive income (loss).
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company did not have any cash invested in money market funds at December 31, 2019 or 2018.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2019 and 2018, the Company had deposits of $95.7 million and $77.3 million, of which $73.2 million and $58.9 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Deferred Financing and Leasing Costs, Net
Deferred costs, net, consists of deferred financing costs related to the Credit Facility (as defined in Note 5 — Credit Facilities) Fannie Mae Master Credit Facilities (as defined in Note 5 — Credit Facilities), and deferred leasing costs. Deferred financing costs relating to the mortgage notes payable (see Note 4 — Mortgage Notes Payable, Net) are reflected net of the related financing on our balance sheet.
Deferred financing costs associated with the Credit Facility and Fannie Mae Master Credit Facilities and mortgage notes payable represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the term of the financing agreement using the effective interest method for the Credit Facility and Fannie Mae Master Credit Facilities and using the effective interest method over the expected term for the mortgage notes payable.
Unamortized deferred financing costs are expensed if the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease.
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share- based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such awards is included in general and administrative expenses and is recognized over the service period (i.e., vesting) required or when the requirements for exercise of the award have been met (See Note 11 — Equity-Based Compensation).
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended, commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax to the extent it distributes all of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders.
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2019, 2018 and 2017. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties.  Generally, to qualify as a REIT, the Company cannot directly or indirectly operate seniors housing properties.  Instead, such facilities may be either leased to a third-party operator or leased to a taxable REIT subsidiary (“TRS”) and operated by a third party on behalf of the TRS.  Accordingly, the Company has formed a TRS under the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf.
As of December 31, 2019, the Company, through its TRS, owned 59 seniors housing properties. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of December 31, 2019 consisted of deferred rent

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

and net operating loss carryforwards. As of December 31, 2019, the Company had a deferred tax asset of $3.9 million with no valuation allowance. As of December 31, 2018, the Company had a deferred tax asset of $4.1 million with no valuation allowance.
The following table details the composition of the Company’s tax (expense) benefit for the years ended December 31, 2019, 2018 and 2017, which includes U.S. federal and state income taxes incurred by the Company’s TRS. The Company estimated its income tax (expense) benefit relating to its TRS using a combined federal and state rate of approximately 26.4% and 26.6% for the years ended December 31, 2019 and 2018, respectively. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2019		2018		2017
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$—	$(155)	$(272)	$399	$811	$(1,597)
State (expense) benefit	(176)	(68)	(353)	29	(3)	142
Total	$(176)	$(223)	$(625)	$428	$808	$(1,455)

As of December 31, 2019 and 2018, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 under the modified retrospective approach and it did not have an impact on the Company’s consolidated financial statements. See above for further information on the Company’s Revenue Recognition Accounting Policies under ASC 606.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. All acquisition costs incurred during the years ended December 31, 2019 and 2018 were capitalized since our acquisitions during the years were all classified as asset acquisitions.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award, and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 using the modified retrospective transition method and it did not have an impact on its consolidated financial statements. The Company expects that any future modifications to the Company’s issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Adopted as of January 1, 2019
ASU No. 2016-02 - Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which provides guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the new standard. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior periods have been conformed to this new presentation.

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
Lessee Accounting
The Company was a lessee under leases for 17 properties including capital leases of land and building as of January 1, 2019 and because the Company has elected the practical expedients described above, it determined that 11 of these leases would continue to be classified as operating leases under the new standard. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $10.2 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheet as of December 31, 2019.

•
The Company also reclassified $0.5 million related to amounts previously reported as a straight-line rent liability and $4.8 million, net related to amounts previously reported as above and below market ground lease intangibles to the ROU assets. For additional information and disclosures related to these operating leases, see Note 16 — Commitments and Contingencies.

Other Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align cash flow and fair value hedge accounting with the corresponding risk management activities. Among other things, the amendments expand which hedging strategies are eligible for hedge accounting, align the timing of recognition of hedge results with the earnings effect of the hedged item and allow companies to include the change in fair value of the derivative in the same income statement line item as the earnings effect of the hedged item. Additionally, for cash flow hedges that are highly effective, the update allows for all changes in fair value of the derivative to be recorded in other comprehensive income. The Company has adopted ASU 2017-12 on January 1, 2019, as required under the guidance, using a modified retrospective transition method and the adoption did not have a material impact on its consolidated financial statements.
Pending Adoption as of December 31, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the amended standard requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for the Company beginning on January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.
Note 3 — Real Estate Investments, Net
Property Acquisitions and Development Costs
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. During the year ended December 31, 2019, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of five multi-tenant MOBs, three single tenant MOBs and one SHOP for an aggregate contract purchase price of $86.3 million. In addition, the Company incurred an additional $5.7 million in capitalized costs, including capitalized interest, to its development project in Jupiter, Florida which described in more detail under “Development Project” in this Note. All acquisitions in 2019 and 2018 were considered asset acquisitions for accounting purposes. During 2017, prior to the adoption of ASU no. 2017-01, Business Combinations (Topic 805) (see Note 2 — Summary of Significant Accounting Policies - “Recent Accounting Pronouncements”), all acquisitions, including the HT III transaction described below, were accounted for as business combinations.
The following table presents the allocation of the assets acquired and liabilities assumed, as well as capitalized construction in progress during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Real estate investments, at cost:
Land	$6,356	$14,417	$18,501
Buildings, fixtures and improvements	68,903	98,236	135,344
Development costs	5,721	8,591	11,952
Total tangible assets	80,980	121,244	165,797
Acquired intangibles:
In-place leases and other intangible assets (1)	11,777	6,823	21,546
Market lease and other intangible assets (1)	724	275	2,472
Market lease liabilities (1)	(1,483)	(286)	(888)
Total intangible assets and liabilities	11,018	6,812	23,130
Mortgage notes payable, net	—	—	(4,897)
Other liabilities assumed in the Asset Acquisition, net (2)	—	—	(1,056)
Cash paid for real estate investments, including acquisitions	$91,998	$128,056	$182,974
Number of properties purchased	9	14	23
_______________

(1)	Weighted-average remaining amortization periods for in-place leases and above-market and below market lease liabilities acquired were 8.1 years and 7.0 years as of December 31, 2019.
(2) Includes liabilities of $0.8 million in accounts payable and accrued expenses, $0.5 million in non-controlling interests and $0.1 million in deferred rent and includes assets of $0.2 million in cash and $0.2 million in restricted cash related to the Company’s acquisition from American Realty Capital Healthcare Trust III, Inc. (“HT III”) of 19 properties comprising substantially all of HT III’s assets (the “Asset Purchase”), pursuant to a purchase agreement (the “Purchase Agreement”), dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of the Advisor. See Note 9 — Related Party Transactions and Arrangements for additional information.
Development Project
In August 2015, the Company entered into an asset purchase agreement and development agreement to acquire land and construction in progress, and subsequently fund the remaining construction, of a development property in Jupiter, Florida for $82.0 million. As of December 31, 2019, the Company had funded $97.8 million, including $10.0 million for the land and $87.8 million for construction in progress

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The Company had been working for some time to obtain a certificate of occupancy for the facility (“CO”), which was ultimately obtained in December 2019. Historically, all construction costs, including capitalized interest, insurance and real estate taxes were capitalized and classified in construction is progress on the Company’s consolidated balance sheet. In December 2019, when the development reached substantial completion and the Company reclassified the entire amount in construction in progress.
During the year ended December 31, 2019, the Company incurred an additional $5.7 million in capitalized costs, including capitalized interest, related to the development project in Jupiter, Florida. All acquisitions in 2019 and 2018 were considered asset acquisitions for accounting purposes.
Obtaining the CO was a necessary condition to leasing the property to any tenant other than a tenant associated with the developer of the property, which had been, and remains in, default under its agreements with the Company. The Company entered into a lease for 10% of the rentable square feet at the property, but the tenant is not required to pay the Company cash rent until May 2021. There can be no assurance as to the timing or terms of any additional leases or as to if and when the property may generate positive cash flow allowing the Company to earn a return on its investment in this property.
During the fourth quarter of 2019, in connection with the substantial completion of the development property, the Company began to evaluate it for a potential sale. As a result of this potential change in plans, the Company concluded this held for use asset was impaired and recognized an impairment charge to its respective operating real estate components (see Assets Held For Use and Related Impairments in this note for additional information).
Significant Tenants
As of December 31, 2019, 2018 and 2017, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2019, 2018 and 2017:

	December 31,
State	2019	2018	2017
Florida (1)	25.2%	16.6%	17.5%
Georgia	*	10.1%	10.7%
Michigan (2)	10.9%	13.1%	11.6%
Pennsylvania	*	10.2%	10.8%
_______________

*	State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

(1)
As of December 31, 2019, the Company was considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and its two skilled nursing facilities in Lutz, Florida and Wellington, Florida . See “Assets Held for Use and Related Impairments” in this note for more information.

(2)
As of December 31, 2019, the Company had 14 SHOP assets located in Michigan (the “Michigan SHOPs”) that are under contract to be sold pursuant to a definitive purchase and sale agreement (“PSA”). See “Assets Held for Sale and Related Impairments” in this note for more information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$229,300	$156,428	$72,872	$214,953	$144,669	$70,284
Market lease assets (1)	13,616	9,501	4,115	30,910	9,970	20,940
Other intangible assets	26,700	1,144	25,556	10,589	1,103	9,486
Total acquired intangible assets	$269,616	$167,073	$102,543	$256,452	$155,742	$100,710
Intangible liabilities:
Market lease liabilities (1)	$21,777	$9,725	$12,052	$26,241	$9,137	$17,104
__________
(1) Effective January 1, 2019, upon the adoption of ASU 2016-02, any amounts related to ground leases are included in operating lease right-of-use assets on the Company’s consolidated balance sheet. See Note 2 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements for additional information.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization of above-and below-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Amortization of in-place leases and other intangible assets(1)	$15,559	$18,851	$17,369
Accretion of above-and below-market leases, net(2)	$(247)	$(39)	$(308)
Amortization of above-and below-market ground leases, net(3)	$86	$147	$172
____________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within revenue from tenants.

(3)
Reflected within property operating and maintenance expense. Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the consolidated balance sheet with no change to placement of the amortization expense of such balances. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.

The following table provides the projected amortization and adjustments to revenue from tenants for the next five years:

(In thousands)	2020	2021	2022	2023	2024
In-place lease assets	$13,115	$10,650	$8,644	$6,770	$6,009
Other intangible assets	414	414	414	414	389
Total to be added to amortization expense	$13,529	$11,064	$9,058	$7,184	$6,398

Above-market lease assets	$(1,295)	$(933)	$(645)	$(307)	$(260)
Below-market lease liabilities	1,488	1,269	1,208	1,095	955
Total to be added to revenue from tenants	$193	$336	$563	$788	$695

Transfer of Operations
On June 8, 2017, the Company’s TRS acquired 12 operating entities that leased 12 healthcare facilities previously included in the Company’s triple-net leased healthcare facilities segment. Concurrently with the acquisition of the 12 operating entities, the Company transitioned the management of the healthcare facilities to a third-party management company that manages other healthcare facilities in the Company’s SHOP segment. As a part of the transition, the Company’s subsidiary property companies

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

executed leases with the acquired operating entities and the acquired operating entities executed management agreements with the management company under a structure permitted by the REIT rules. As part of the transition of operations, the Company now controls the operating entities that hold the operating licenses for the healthcare facilities. The Company determined the transition of operations to be an asset acquisition and accounted for such transfer accordingly.
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

Dispositions
On February 6, 2019, the Company sold five of the MOB properties within the State of New York (the “New York Six MOBs”) for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the year ended December 31, 2019. The Company had reconsidered the intended holding period for all six of the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company had originally entered into a purchase and sale agreement for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million and subsequently, on September 25, 2018, the Company further amended the purchase and sale agreement to decrease the aggregate contract sale price to $58.8 million. The one remaining New York Six MOB was sold for a contract sales price of $13.6 million on August 22, 2019, resulting in a gain on sale of real estate investments of $2.9 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.
During the first quarter of 2019, the Company reconsidered the intended holding period for one of its SHOP properties located in Brookings, OR (“Ocean Park”) due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, the Company entered into a purchase and sale agreement for the sale of Ocean Park, for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, the Company recognized an impairment charge of approximately $19,000 on Ocean Park during the second quarter of 2019, which is included on the consolidated statement of operations and comprehensive loss. On August 1, 2019, the Company closed its disposition of Ocean Park resulting in a loss on sale of real estate investments of $0.2 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.
On November 6, 2018, the Company entered into the final amendment to its January 2017 agreement (as amended to date, the “Amended Missouri SNF PSA”) to sell eight skilled nursing facility properties in Missouri (the “Missouri SNF Properties”) that were previously classified as held-for-sale, for an aggregate contract purchase price of $27.5 million. In connection with the Amended Missouri SNF PSA, the Company recognized an impairment charge of approximately $11.9 million on the Missouri SNF Properties in the third quarter of 2018 which is included on the consolidated statement of operations and comprehensive loss. The sale of these properties pursuant to the Amended Missouri SNF PSA, which occurred in the fourth quarter of 2018, resulted in a loss of $0.1 million for the year ended December 31, 2018, which is reflected within (loss) gain on sale of real estate investment in the consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table summarizes the properties sold during the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Disposition Date	Contract Sale Price	Gain (Loss) on Sale, of Real Estate Investments
2019 Dispositions:
New York Six MOBs (1 property)	August 22, 2019	$13,600	$2,883
Ocean Park (1)	August 1, 2019	3,600	(152)
New York Six MOBs (5 properties)	February 6, 2019	45,000	6,059
Totals		$62,200	$8,790

2018 Dispositions:
Missouri SNF Properties (1)	December 5, 2018	$27,500	$(70)

2017 Dispositions:
Dental Arts Building - Peoria, AZ	May 16, 2017	$825	$438

__________
(1) These properties were previously impaired. See “Impairments” section below.
The sales of the properties noted above did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of these properties remain classified within continuing operations for all periods presented until the respective sale dates.
Impairments
The following is a summary of impairments taken during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Assets held for sale	$22,634	$18,255	$—
Assets held for use	33,335	2,400	18,993
Total	$55,969	$20,655	$18,993

For additional information on impairments related to assets held for sale and assets held for use, see the “Assets Held for Sale and Related Impairments” and “Assets Held for Use and Related Impairments” sections below.
Assets Held For Sale and Related Impairments
When assets are identified by management as held for sale, the Company reflects them separately on its balance sheet and stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For held-for-sale properties, the Company predominately used the contract sale price as fair market value.
The Company recognized an impairment charge of $22.6 million for the year ended December 31, 2019 related to assets held for sale, representing the amount by which the carrying amount of the Michigan SHOPs exceeds the Company’s estimate of the net sales price of the Michigan SHOPs. During the year ended December 31, 2018 the Company recorded $18.3 million related to assets held for sale for the eight Missouri SNF Properties which were sold in 2018 and one of the New York Six MOBs which was sold in 2019. There were no impairments related to assets held for sale during the year ended December 31, 2017.
Michigan Shops
In April 2019, the Company began marketing for a possible sale a portfolio of the 14 Michigan SHOPs. During the third quarter ended September 30, 2019, the Company received multiple bids and accepted a non-binding letter of intent from a prospective buyer to purchase the Michigan SHOPs as a single portfolio for $71.8 million. Subsequently, the Company executed

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

a purchase and sale agreement (“PSA”) and closing is expected in the second quarter of 2020. Concurrently with the signing of the PSA, the buyer made a $1.0 million deposit with an additional $0.5 million due at the end of a due diligence period set to expire on March 31, 2020, whereupon both deposits would become non-refundable.
The Company determined that the Michigan SHOPs should be classified as held for sale as of December 31, 2019. There can be no guarantee that the sale of these properties will close under the proposed terms, or at all. As of December 31, 2019, seven Michigan SHOPs were part of the borrowing base of the Credit Facility, four were mortgaged under the Fannie Mae Master Credit Facilities and three were unencumbered. There can be no assurance that the sale of the Michigan SHOPs will be completed under the terms of the PSA, or at all.
Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of December 31, 2019 and 2018:

	December 31,
(In thousands)	2019	2018 (1)
Land	$4,051	$5,285
Buildings, fixtures and improvements	66,788	47,112
Assets held for sale	$70,839	$52,397

_________
(1) Represents assets of the New York Six MOB. The Company also had liabilities associated with the held-for-sale New York Six MOBs of $3.5 million which is presented within Market lease intangible liabilities, net, and $0.5 million which is presented within Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet as of December 31, 2018.
Assets Held for Use and Related Impairments
When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company reflects an impairment charge to write the asset down to its fair value.
During the years ended December 31, 2019, 2018 and 2017, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators, and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company made certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
During 2019, the Company began to evaluate the properties in Lutz, Florida, Wellington, Florida and our recently completed development property in Jupiter, Florida for potential sales. As a result of these potential changes in plans, the Company concluded these held for use assets were impaired and recognized impairment charges in the aggregate of $33.3 million to reduce their carrying value to estimated fair value. The Company obtained third-party appraisals of all three properties (Lutz, Wellington, and Jupiter) which estimated fair value primarily applying an income approach using stabilized cash flows and capitalization rates of 9.0%, 9.0% and 7.0%, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

During the year ended December 31, 2018, as a result of its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated fair value and recognized an aggregate impairment charge of $2.4 million, and during the year ended December 31, 2017, the Company determined that the carrying value of six held for use properties exceeded their estimated fair value and recognized an aggregate impairment charge of $19.0 million.
Illinois Skilled Nursing Facility Portfolio Leases
On November 1, 2017, the Company, through wholly owned subsidiaries of the OP, entered into separate triple-net leases for seven skilled nursing facilities located in the state of Illinois. The operators under the new leases are affiliates of Aperion Care, Inc., an operator of over thirty skilled nursing, rehabilitation and long-term care facilities located in the states of Illinois, Indiana, and Missouri. Six of the seven skilled nursing facilities had previously been under the possession and control of a receiver pursuant to a consensual order appointing receiver issued by the United States District Court for the Northern District of Illinois, Eastern Division on November 1, 2016.  On November 1, 2017, the Court ordered the termination of the receiver’s possession and control of the skilled nursing facilities and the transition of operations to the operators under the new leases. Each of the seven new leases have an initial term of ten years and are guaranteed by Aperion Care, Inc. and certain affiliated individuals and trusts.
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
The LaSalle Tenant
The Company is currently in the process of replacing the LaSalle Tenant and transitioning four triple-net leased properties in Texas (collectively, the “LaSalle Tenant”) from the triple-net leased healthcare facilities segment to the SHOP segment, where they would be leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant paid the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of December 31, 2019, the LaSalle Tenant remains in default of the forbearance agreement and owes the Company $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
The Company has the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of December 31, 2019. The Company incurred $3.5 million and $5.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the years ended December 31, 2019 and 2018, respectively, which is included in revenue from tenants in 2019 and in property operating and maintenance expense in 2018 on the consolidated statement of operations.
On February 15, 2019, the Company filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at these properties and for recovery of damages for the various breaches by the LaSalle Tenant. Subsequently, The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the “LaSalle Guarantor”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company severed its claims against the LaSalle Guarantor from the action against the LaSalle Tenant. On August 27, 2019, the court awarded the Company monetary damages on its claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest.
On October 30, 2019, the court entered into an order appointing a receiver. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties, and, on February15, 2020, the receiver took operational control of the properties. The Company is currently working with the receiver and the Company’s designated third-party operator in a manner that will allow the Company to transition the properties to its SHOP operating segment during 2020. By doing so, the Company will gain more control over the operations of the applicable properties, and the Company believes this will allow the Company to improve performance and the cash flows generated by the properties. There can be no assurance, however, that the Company will be able to complete this transition on a timely basis, or at all, and that completing this transition will result in the Company achieving its operational objectives.
The NuVista Tenant
The Company had tenants at two of its properties in Florida (collectively, the “NuVista Tenant”) that were in default under its leases beginning from July 2017 and collectively owe the Company $10.1 million of rent, property taxes, late fees, and interest receivable under its leases as of December 31, 2019. The Company had previously fully reserved for this receivable. During the fourth quarter of 2019, the Company wrote off the entire receivable and the associated reserve, which had no net impact on our

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

consolidated financial statements. The Company incurred bad debt expense of $1.1 million and $6.0 million related to the NuVista Tenant during the years ended December 31, 2019 and 2018, respectively which is included in revenue from tenants in 2019 and in property operating and maintenance expense in 2018, in the consolidated statement of operations and comprehensive loss.
At one of the properties which was occupied by the NuVista Tenant, located in Wellington, Florida, the Company and the tenant entered into an operations transfer agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. On February 19, 2019, in response to litigation commenced by the Company against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the Order. Subsequent to the entry into the Order, the Company, its designated third-party operator and the NuVista Tenant transitioned operations at the property to the Company’s designated third-party operator. The Company’s designated third-party operator received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, the Company signed a lease with a taxable REIT subsidiary (“TRS”) and engaged its designated third-party operator, to operate the property. This structure is permitted by the REIT rules, under which a REIT may lease “qualified health care” properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible independent contractor. During the year end December 31, 2019 the company received $1.6 million under the OTA for periods prior to the lease termination, which amounts had previously been fully reserved. This payment under the OTA is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
The properties in Lutz, Florida, and Wellington, Florida transitioned to the SHOP segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, the Company replaced the NuVista Tenant as a tenant with TRSs, and engaged a third-party operator to operate the properties. This structure is permitted by the REIT rules, under which a REIT may lease qualified healthcare properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor. During the third quarter of 2018, the new third-party operator at the property in Wellington, Florida obtained a Medicare license. Prior to the operator obtaining this Medicare license, we were unable to bill Medicare for services performed and accumulated receivables. We were able to bill and collect the majority of these receivables during the year ended December 31, 2018; however, $0.7 million of these receivables are not collectible. We have reserved for the uncollectible receivables, resulting in bad debt expense during the year ended December 31, 2018, which is included in property operating and maintenance expense on the consolidated statement of operations.
During 2019, the Company began to evaluate the properties in Lutz, Florida, Wellington, Florida and the recently completed development property in Jupiter, Florida for potential sales. As a result of these potential changes in plans, the Company concluded these held for use assets were impaired and recognized impairment charges in the aggregate of $33.3 million to reduce their carrying value to estimated fair value. See “Assets Held for Use and Related Impairments” in this note for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of December 31, 2019 and 2018:

Portfolio	Encumbered Properties (1)	Outstanding Loan Amount as of December 31,		Effective Interest Rate(2) as of December 31,		Interest Rate
		2019	2018	2019	2018			Maturity
		(In thousands)	(In thousands)
Countryside Medical Arts - Safety Harbor, FL	—	$—	$5,690	—%	6.20%	Variable	(4)	Apr. 2019	(7)
St. Andrews Medical Park - Venice, FL	—	—	6,289	—%	6.20%	Variable	(4)	Apr. 2019	(7)
Palm Valley Medical Plaza - Goodyear, AZ	1	3,112	3,222	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,884	2,977	4.75%	4.75%	Fixed		Sep. 2023
Courtyard Fountains - Gresham, OR	—	—	23,905	—%	3.87%	Fixed		Jan. 2020	(8)
Fox Ridge Bryant - Bryant, AR	1	7,283	7,427	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,695	16,988	3.98%	3.98%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,359	10,541	3.98%	3.98%	Fixed		May 2049
Philip Professional Center - Lawrenceville, GA	—	—	4,793	—%	4.00%	Fixed		Oct. 2019	(7)
Capital One MOB Loan	35	378,500	250,000	3.66%	4.44%	Fixed	(5)	Dec. 2026
Bridge Loan	—	—	20,271	—%	4.87%	Fixed/Variable	(6)	Dec. 2019	(9)
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.6%	Fixed		May 2028
Gross mortgage notes payable	61	537,533	470,803	3.90%	4.48%
Deferred financing costs, net of accumulated amortization (3)		(7,718)	(6,591)
Mortgage premiums and discounts, net		(1,531)	(1,373)
Mortgage notes payable, net		$528,284	$462,839
__________

(1) Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities (as defined below) or eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below). The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).

(2)
Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2019. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.

(3)
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

(4)	Based on 30-day LIBOR.

(5)
Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. In connection with the amendment to this loan in December 2019 (see additional details below), the Company terminated the previous interest rate swap agreements and entered into new interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(6) Variable rate loan based on 30-day LIBOR, of which $8.0 million is fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(7)	The loan was repaid and the property was added to the borrowing base under the Credit Facility in April 2019.

(8)	Loan was repaid in October 2019, in advance of its scheduled maturity, and the property was added to the borrowing base of the Credit Facility.

(9)	Loan was repaid in October 2019, in advance of its scheduled maturity, and nine of the properties were added to the borrowing base of the Credit Facility.

As of December 31, 2019, the Company had pledged $825.7 million in real estate investments, at cost, as collateral for its $537.5 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require the compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2019, the Company was in compliance with these financial covenants.
See Note 6- Credit Facilities - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Capital One MOB Loan
On June 30, 2017, Capital One, National Association (“Capital One”), as administrative agent and lender, and certain other lenders (collectively, the “MOB Lenders”), made a loan in the aggregate amount of $250.0 million (the “MOB Loan”) to certain subsidiaries of the OP. On December 20, 2019, the Company, through certain subsidiaries of the OP, entered into an amendment and restatement of the MOB Loan dated as of June 30, 2017 among the OP’s subsidiaries and Capital One, as administrative agent and lender, and certain other lenders. As a result, the principal amount outstanding increased from approximately $242.0 million to $378.5 million the number of properties mortgaged as collateral for the loan increased from 31 properties (all medical office buildings) to 41 properties (29 medical office buildings that continued to serve as collateral for the loan as well as an additional ten medical office buildings and two triple net leased hospitals).
At the closing of the amendment and restatement of the MOB Loan, after payment of closing costs and swap termination fees, the Company received $127.7 million in net refinancing proceeds in excess of the approximately $242.0 million principal amount outstanding prior to the closing. Of these excess proceeds, approximately $63.5 million were used to repay amounts outstanding under the Revolving Credit Facility (as defined below) in order to obtain a release of 12 of the mortgaged properties from the borrowing base thereunder, and approximately $61.5 million of the remaining proceeds were used to repay additional amounts outstanding under the Revolving Credit Facility.
Prior to the amendment and restatement of the MOB Loan, the MOB Loan bore interest at a variable rate equal to LIBOR plus 2.5% per annum. Subsequent to the amendment and restatement of the MOB Loan, the MOB Loan bears interest at a variable rate equal to LIBOR plus 2.0% per annum. The MOB Loan requires the Company to pay interest on a monthly basis with the principal balance due on the maturity date which was extended from June 30, 2022 to December 20, 2026 after the amendment and restatement of the MOB Loan. In connection with the amendment and restatement of the MOB Loan, the OP terminated two interest rate swaps and executed one interest rate swaps on the new amount of the MOB Loan, fixing the interest rate exposure at 3.66%. See Note 7 — Derivatives and Hedging Activities for additional information on the Company’s outstanding derivatives.
The Company may pre-pay the MOB Loan, in whole or in part, at any time, with payment of a prepayment premium equal to (a) 3.0% for prepayments made prior to December 31, 2020, (b) 2.0% for prepayments made between January 1, 2021 and December 31, 2021, and (c) 1.0% for prepayments made between January 1, 2022 and December 31, 2022. Thereafter, no prepayment premium is required.
In addition, mortgaged properties may be released or replaced subject to certain conditions and limitations, including prepayment of not more than 110% of the principal amount allocated to the property together with any applicable prepayment premium and maintenance, giving effect to the release or replacement, of a minimum of either 25 mortgaged properties or $283.9 million principal amount outstanding, a minimum debt yield and a minimum debt service coverage ratio.
In connection with the amendment to the MOB Loan, the OP entered into an amended and restated guaranty of recourse obligations (the “Guaranty”) and an amended and restated hazardous materials indemnity agreement (the “Environmental Indemnity”) for the benefit of Capital One as administrative agent for the lenders on substantially identical terms to the guaranty and environmental indemnity entered into in connection with the original loan agreement entered into in June 2017. Pursuant to the Guaranty, the OP has guaranteed, among other things, specified losses arising from certain actions of any of the OP’s subsidiaries, including fraud, willful misrepresentation, certain intentional acts, misapplication of funds, physical waste, and failure to pay taxes. The Guaranty requires the Company to maintain a certain minimum of shareholders’ equity on its balance sheet. Pursuant to the Environmental Indemnity, the OP and the Company’s subsidiaries that directly own or lease the mortgaged properties have indemnified the MOB Lenders against losses, costs or liabilities related to certain environmental matters.
The amendment and restatement of the MOB Loan was considered an extinguishment of the old loan and a new loan agreement. Accordingly, fees and expense for the new loan have been capitalized and the unamortized fees relating to the old loan of approximately $3.0 million were written off as a charge to interest expense in the statement of operations for the year ended December 31, 2019.
Multi-Property CMBS Loan
On April 10, 2018, the Company, entered into a $118.7 million loan agreement (the “Multi-Property CMBS Loan”) with KeyBank National Association (“KeyBank”).
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
December 31, 2019

required to be made at closing into reserve accounts required under the loan agreement. The remaining $33.0 million net proceeds available to the Company to be used for general corporate purposes, including future acquisitions.
Note 5 — Credit Facilities, Net
The Company had the following credit facilities outstanding as of December 31, 2019 and 2018:

			Outstanding Facility Amount as of December 31,		Effective Interest Rate as of December 31,
Credit Facility	Encumbered Properties(1)		2019	2018	2019	2018		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility	—		$—	$243,300	—%	4.62%		—		—

Credit Facility:
Revolving Credit Facility			$100,618	$—	4.08%	—%		Variable		Mar. 2023

Term Loan			150,000	—	4.05%	—%		Variable	(6)	Mar. 2024
Deferred financing costs			(4,671)	—
Term Loan, net			145,329	—
Total Credit Facility	80	(2)	$245,947	$—
Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	4.17%	4.83%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	4.22%	4.88%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	102		$605,269	$602,622	4.14%	4.76%	(5)
__________

(1)	Encumbered properties are as of December 31, 2019.

(2)
The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of December 31, 2019 with a carrying value of $341.7 million.

(4)
Secured by first-priority mortgages on 10 of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of December 31, 2019 with carrying value of $236.1 million.

(5)
Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2019 and 2018, respectively. For the LIBOR based loans that have not been fixed, the LIBOR rate in effect at the balance sheet date was utilized. For LIBOR based loans that have been fixed, the effective rate after consideration of the interest rate swap was utilized. See Note 7 — Derivatives and Hedging Activities for additional details.

(6)
Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(7)
Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details). In October 2019, the Company replaced two maturing interest rate cap agreements.

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
The Credit Facility consists of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one-year extension at the Company’s option subject to certain conditions. The Term Loan is interest-only and matures on March 13, 2024. The Revolving Credit Facility has total commitments of up to $480.0 million, and the Term Loan has total commitments of up to $150.0 million (both excluding the accordion feature).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company has the option to have amounts outstanding under the Term Loan bear interest at a rate per annum equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.15%; or (b) the Base Rate (as defined in the paragraph above), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 0.90%. On April 15, 2019, the Company entered into “pay-fixed” interest rate swaps on the Term Loan, resulting in a weighted average fixed rate of 2.30% plus applicable margin under the Credit Facility.
As of December 31, 2019 the Revolving Credit Facility and the Term Loan had an effective interest rate per annum, before the impact of any interest rate swaps, equal to 4.08% and 4.05%, respectively.
The Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants. As of December 31, 2019, the Company was in compliance with the financial covenants under the Credit Facility, and, as of the date of the closing thereunder, the Company was in compliance with the financial covenants under the Prior Credit Facility.
As of December 31, 2019, $150.0 million was outstanding under the Term Loan, while $100.6 million was outstanding under the Revolving Credit Facility and the unused borrowing capacity under the Revolving Credit Facility was $79.5 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
Prior to an amendment to the Credit Facility dated March 24, 2020, until January 1, 2020, the Company was not permitted to increase the rate at which it paid distributions to holders of its common stock (or make other amendments or modifications, including, without limitation, changing the timing or frequency of distribution payments), and, from and after January 1, 2020, the Company would have been subject to a provision in the Credit Facility restricting the Company from paying distributions (as defined in the Credit Facility) in any fiscal quarter that, when added to the aggregate amount of distribution payments in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions were in effect and otherwise in accordance with our Credit Facility), exceed 95% of Modified FFO (as defined in the Credit Facility which is different from MFFO as disclosed in this Annual Report on Form 10-K) during the applicable period.
Following the amendment, the restriction on the Company’s ability to increase the rate at which it pays distributions that would only have applied until January 1, 2020 will continue to apply until January 1, 2022, unless the Company has elected for the limit on paying distributions in excess of 95% of Modified FFO to apply. This restriction does not prevent the Company from issuing additional shares of common stock, Series A Preferred Stock, or any other class or series of stock (including preferred stock with a higher dividend rate than Series A Preferred Stock). The amendment also provides that, in each fiscal quarter until the limit on paying distributions in excess of 95% of our Modified FFO applies, the Company will be subject to a similarly structured limit on paying distributions in excess of a percentage of our Modified FFO as set forth in the table below:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Fiscal Quarter	Percentage
April 1, 2020 to June 30, 2020	115%
July 1, 2020 to September 30, 2020	110%
October 1, 2020 to December 31, 2020	110%
January 1, 2021 to March 31, 2021	105%
April 1, 2021 to June 30, 2021	105%
July 1, 2021 to September 30, 2021	100%
October 1, 2021 to December 31, 2021	100%

The Company is not subject to any limit on paying distributions in excess of a percentage of Modified FFO during the fiscal quarter ending March 31, 2020, and the distributions paid during that quarter will not be applied to subsequent quarters.
Prior to the amendment, until the Company became subject to the limit on paying distributions in excess of 95%of Modified FFO, the Company was subject to a covenant requiring it to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties is lower. Following the amendment, even after the Company becomes subject to the limit on paying distributions in excess of 95% of Modified FFO, the Company will remain subject to the covenant requiring it to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties will remain the same.
The Company’s ability to maintain compliance with the restrictions on the payment of distributions in the Credit Facility depends on its ability to increase the amount of cash generated from operations. If the Company does not increase the amount of cash it generates from operations, the Company’s ability to comply with the restrictions on the payment of distributions in the Credit Facility may be adversely affected, and the Company may be required to reduce the amount of dividends and other distributions paid in order to ensure compliance with the distribution limit restrictions of the Credit Facility.
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement relating to a secured credit facility with KeyBank (the “KeyBank Facility”) and a master credit facility agreement with Capital One for a secured credit facility with Capital One Multifamily Finance LLC, an affiliate of Capital One (the “Capital One Credit Facility”; the Capital One Facility and the KeyBank Facility are referred to herein individually a “Fannie Mae Master Credit Facility” and together as the “Fannie Mae Master Credit Facilities”). Advances made under these agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.
Effective October 31, 2016, in conjunction with the execution of the Fannie Mae Master Credit Facilities, the OP entered into two interest rate cap agreements with an unrelated third party, which caps interest paid on amounts outstanding under the Fannie Mae Master Credit Facilities at a maximum of 3.5%. On October 2019, the Company replaced two maturing interest rate cap agreements, effective November 1, 2019 for a total notional amount of $88.7 million. The two interest rate caps agreements extend three existing interest rate caps set to mature on the same date and are not designated as hedges (see Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company’s derivatives.)
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Future Principal Payments
The following table summarizes the scheduled aggregate principal payments as of December 31, 2019, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities) for the next five years and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2020	$856	$—	$856
2021	892	130	1,022
2022	929	2,820	3,749
2023	6,056	105,115	111,171
2024	755	154,497	155,252
Thereafter	528,045	347,378	875,423
Total	$537,533	$609,940	$1,147,473

LIBOR Transition
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. The Company has mortgages, credit facilities and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements (e.g., the Base Rate under the Credit Facility) or negotiate a replacement reference rates for LIBOR with the lenders and derivative counterparties.
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
December 31, 2019

Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2019
Derivative assets, at fair value	$—	$392	$—	$392
Derivative liabilities, at fair value	—	5,305	—	5,305
Total	$—	$5,697	$—	$5,697

December 31, 2018
Derivative assets, at fair value	$—	$4,633	$—	$4,633
Total	$—	$4,633	$—	$4,633

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2019.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments — Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2019 and 2018. As of December 31, 2019, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments — Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of December 31, 2019 and 2018. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Sale and Related Impairments” for additional details.
Financial Instruments Not Measured at Fair Value

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$537,533	$545,414	$470,803	$472,585
Credit Facility	3	$250,618	$250,618	$243,300	$243,300
Fannie Mae Master Credit Facilities	3	$359,322	$370,122	$359,322	$360,675

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements. Borrowings under the Credit Facility are considered to be reported at fair value, because the interest rate varies with changes in LIBOR and there has not been a significant change in credit risk of the Company or credit markets since origination.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018:

		December 31,
(In thousands)	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$377	$4,582
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$5,305	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$15	$51

Cash Flow Hedges of Interest Rate Risk
The Company currently has 9 interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the MOB Loan during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the three months ended December 31, 2019 and approximately $2.1 million remained in AOCI as of December 31, 2019.
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from January 1, 2020 through December 31, 2020, the Company estimates that $2.2 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of December 31, 2019 and 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2019		December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	2	$250,000

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive (loss) income on interest rate derivatives	$(10,753)	$2,367	$1,674
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$872	$258	$(799)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$56,059	$49,471	$30,264

Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were a loss of $0.1 million, a loss of $0.2 million and a loss of $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$359,322	7	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019	$392	—	—	$392	—	—	$392
December 31, 2019	$—	(5,305)	—	$(5,305)	—	—	$(5,305)
December 31, 2018	$4,633	—	—	$4,633	—	—	$4,633

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2019 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $5.3 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $5.3 million at December 31, 2019.
Note 8 — Stockholders’ Equity
Common Stock
As of December 31, 2019 and 2018, the Company had 92,356,664 and 91,963,532 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
On April 1, 2019, the independent directors of the Board, who comprise a majority of the Board, unanimously approved an updated Estimated Per-Share NAV as of December 31, 2018, which was published on April 3, 2019. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Tender Offers
On March 13, 2018, the Company announced a tender offer (the “2018 Tender Offer”) to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. On April 4, 2018 and April 16, 2018, the 2018 Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The 2018 Tender Offer expired in accordance with its terms on May 1, 2018. During May 2018, in accordance with the terms of the 2018 Tender Offer, the Company accepted for purchase 229,999 shares for a total cost of approximately $3.0 million. The Company announced another tender offer in January 2020 which was completed in February 2020 (see Note 18 — Subsequent Events for additional details).
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
December 31, 2019

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
On August 20, 2019, the Company announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. The Company completed the repurchases on October 30, 2019 and repurchased 446,830 shares of common stock for approximately $7.8 million, at an average price per share of $17.50 pursuant to the SRP. The repurchases reflect all repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
See Note 18 — Subsequent Events for additional details regarding activity related to the SRP after December 31, 2019.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The following table reflects the number of shares repurchased cumulatively through December 31, 2019:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2018 (1)	3,288,256	$21.56
Year ended December 31, 2019 (2)	1,103,263	19.14
Cumulative repurchases as of December 31, 2019 (3)	4,391,519	20.95
_________
(1) Repurchases made in 2018 include: (i) 373,967shares repurchased during January 2018 with respect to requests received following the death or qualifying disability of stockholders during the six months ended December 31, 2017 for approximately $8.0 million at a weighted average price per share of $21.45, and (ii) 155,904 shares that were repurchased for $3.2 million at an average price per share of $20.25 on July 31, 2018, representing 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018. No repurchase requests received during the SRP suspension were accepted.
(2) Repurchases are currently consummated using the most recently published Estimated Per-Share NAV. 2019 activity includes 656,433 common shares repurchased on April 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25 and repurchases of 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(3) Excludes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50, including all shares submitted for death or disability (see Note 18 — Subsequent Events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2019 and 2018, the Company issued 1.5 million and 1.7 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $27.2 million and $35.7 million, respectively.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2019. The Company had 1,610,000 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2019.
Underwritten Offering - Series A Preferred Stock
In December 2019, the Company issued and sold 1,610,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share.The gross proceeds from this offering were $40.3 million and net proceeds were $37.6 million after deducting the underwriting discount of $1.3 million and additional offering expenses of $1.4 million.
Series A Preferred Stock — Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after December 11, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Company’s common stock, $0.01 par value per share (“Common Stock”). In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2019. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2019.
The Series A Preferred Stock ranks senior to Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors to the board of directors if six or more quarterly dividends (whether or not authorized or declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Articles Supplementary) that materially and adversely affect the rights of the Series A Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Monthly Distributions and Dividends
Common Stock
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
Distributions on the Company’s common stock are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
The amount of distributions payable to the Company’s stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
Return of capital	100.0%	$0.85	100%	$0.95	99.7%	$1.50
Capital gain dividend income	—%	—	—%	—	0.3%	0.01
Ordinary dividend income	—%	—	—%	—	—%	—
Total	100.0%	$0.85	100.0%	$0.95	100.0%	$1.51

Series A Preferred Stock
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first quarterly dividend for the Series A Preferred Stock sold in this offering was be paid on January 15, 2020 and will represented an accrual for less than a full quarter, covering the period from December 11, 2019 to December 31, 2019. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2019 and 2018, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2019 and 2018, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to and a restatement of the then effective advisory agreement, by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded, amended and restated the previously effective advisory agreement (the “Original A&R Advisory Agreement”), took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement is ten years beginning on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days’ notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
On July 25, 2019, the Company entered into Amendment No. 1 to the Second Amended and Restated Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this footnote.
Acquisition Expense Reimbursements
The Second A&R Advisory Agreement does not provide for an acquisition fee, however the Advisor is entitled to be reimbursed for amounts it incurs for investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through December 31, 2019.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of December 31, 2019, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equal to the distribution rate received on the Company’s common stock. These distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a Listing, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

On May 12, 2015, the Company, the OP and the Advisor entered into an amendment to the then-current advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015.
Effective February 17, 2017, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee is equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. The base management fee is payable to the Advisor or its assignees in cash, OP Units or shares, or a combination thereof, the form of payment to be determined at the discretion of the Advisor and the value of any OP Unit or share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted number of shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the years ended December 31, 2019, 2018 and 2017.
Property Management Fees
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee on a monthly basis, equal to 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties managed and 2.5% of gross revenues from all other types of properties managed, plus market-based leasing commissions applicable to the geographic location of the property. The Company also reimburses the Property Manager for property level expenses incurred by the Property Manager. The Property Manager may charge a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, and the Property Manager is allowed to receive a higher property management fee in certain cases if approved by our Board of Directors (including a majority of the independent directors).
If the Company contracts directly with third parties for such services, the Company will pay the third party customary market fees and will pay the Property Manager an oversight fee of 1.0% of the gross revenues of the property managed by the third party. In no event will the Company pay the Property Manager or any affiliate of the Property Manager both a property management fee and an oversight fee with respect to any particular property. If the Property Manager provides services other than those specified in the Property Management Agreement, the Company will pay the Property Manager a monthly fee equal to no more than that which the Company would pay to a third party that is not an affiliate of the Company or the Property Manager to provide the services.
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. Neither party provided notice of intent to terminate. The current term of the A&R Property Management Agreement expires February 17, 2021.The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the year ended December 31, 2019, 2018 and 2017, the Company incurred $10.6 million, $8.9 million and $7.6 million, respectively, of reimbursement expenses to the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
Further, under the Advisory Agreement Amendment, the aggregate amount of expenses relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”), is limited to the greater of:
(a) $6.8 million (the “Fixed Component”) and
(b) the variable component (the “Variable Component”), which is defined in the Advisory Agreement Amendment as, for any fiscal year:
(i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then
(ii) multiplied by 0.29%.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,				Payable (Receivable) as of
	2019		2018	2017	December 31,
(In thousands)	Incurred (1)		Incurred (1)	Incurred (1)	2019		2018
One-time fees and reimbursements:
Acquisition cost reimbursements	$39		$176	$124	$—		$32
Financing coordination fees	—		—	—	—		—
Due from HT III related to the Asset Purchase (2)	—		—	—	—		(154)
Ongoing fees and reimbursements:
Asset management fees	19,526		19,500	19,189	27		—
Property management fees	3,888		3,571	3,068	(44)		58
Professional fees and other reimbursements (5)	10,073	(4)(5)	8,883	7,553	(377)	(6)	674	(5) (6)
Distributions on Class B Units (3)	305		340	543	—		—
Total related party operation fees and reimbursements	$33,831		$32,470	$30,477	$(394)		$610
___________

(1)	There were no fees or reimbursements forgiven during the years ended December 31, 2019, 2018 or 2017.

(2)
On December 22, 2017, the Company purchased substantially all the assets of HT III. Certain proration estimates were included within the closing. The purchase agreement called for a final purchase price adjustment. The Company had a $0.2 million net receivable related to the Asset Purchase included on the consolidated balance sheet as of December 31, 2018. Please see below for additional information related to the Asset Purchase.

(3)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance-based Class B Units for asset management services. As of December 31, 2019, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

(4)	Includes $7.2 million related to the Capped Reimbursement Amount for the year ended December 31, 2019.

(5)
Balance as of December 31, 2018 includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”) which were related parties of the Company. During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $0.5 million related to the reversal of this payable balance due to RCAP, which at the time the payable balance was recorded and prior to its bankruptcy filing was under common control with the Advisor.

(6) Balance includes a receivable of $0.5 million from the Advisor as of December 31, 2019 previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed by investors in the Company’s initial public offering of common stock plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. No such distribution was incurred during the years ended December 31, 2019, 2018 and 2017. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the years ended December 31, 2019, 2018 and 2017. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
Termination Fees
Under the operating partnership agreement of the OP, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors in the Company’s initial public offering of common stock plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner is able to elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. If the Special Limited Partner or any of its affiliates receives the subordinated incentive termination distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive listing distribution described above.
Under the Second A&R Advisory Agreement, upon the termination or non-renewal of the agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, including any change of control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor’s interest in the Company. All fees will be due within 30 days after the effective date of the termination of the Second A&R Advisory Agreement.
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
The Subject Fees are equal to (i) the product of four multiplied by the actual base management fee plus (ii) the product of four multiplied by the actual variable management/incentive fee, in each of clauses (i) and (ii), payable for the fiscal quarter immediately prior to the fiscal quarter in which the change of control occurs or the transition to self-management is consummated, as applicable, plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised (but excluding proceeds from the DRIP) in respect to the fiscal quarter immediately prior to the fiscal quarter in which the change of control occurs or the transition to self-management is consummated, as applicable.
The right to termination of the Second A&R Advisory Agreement in connection with a change of control or transition to self-management is subject to a lockout period that requires the notice of any termination in connection with a change of control or transition to self-management to be delivered after February 14, 2019.
American Realty Capital Healthcare Trust III, Inc. Asset Purchase
On December 22, 2017, the Company, the OP and its subsidiary, ARHC TRS Holdco II, LLC, completed the Asset Purchase, purchasing all of the membership interests in indirect subsidiaries of HT III that owned the 19 properties which comprised substantially all of HT III’s assets, pursuant to the Purchase Agreement, dated as of June 16, 2017. HT III was sponsored and advised by an affiliate of the Advisor. The Company had a $0.2 million net receivable from HT III included on its consolidated balance sheet as of December 31, 2018.
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
December 31, 2019

Note 11 — Equity-Based Compensation
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
In August 2017, the Board amended the RSP to provide that the number of restricted shares comprising the automatic annual award to each of the independent directors would be equal to the quotient of $30,000 divided by the then-current Estimated Per-Share NAV and subsequently amended and restated the RSP to eliminate the automatic annual awards and to make other revisions related to the implementation of a new independent director equity compensation program. As part of this independent director equity compensation program, the Board approved a one-time grant of restricted share awards to the independent directors as follows: (i) 300,000 restricted shares to the chairman, with one-seventh of the shares vesting annually in equal increments over a seven-year period with initial vesting on August 4, 2018; and (ii) 25,000 restricted shares to each of the three other independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on August 4, 2018. In connection with these one-time grants, the restricted shares granted as automatic annual awards in connection with the Company’s 2017 annual meeting of stockholders on July 21, 2017 were forfeited. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
On July 29, 2019, the Board elected B.J. Penn as a member of the Board to serve as a director effective immediately. Mr. Penn, like the Company’s other independent directors, participates in the Company’s independent director compensation program. During the year ended December 31, 2019, the Company paid to Mr. Penn an annual cash retainer effective as of July 29, 2019 pro-rated for the remaining portion of the current annual period, and he was awarded 15,000 restricted shares of common stock of the Company which vest annually over a three-year period in equal installments.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table reflects restricted share award activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	9,921	$22.42
Granted	380,592	21.45
Vested	(2,411)	22.40
Forfeitures	(5,592)	21.45
Unvested, December 31, 2017	382,510	21.47
Granted	—	—
Vested	(60,268)	21.78
Forfeitures	—	—
Unvested, December 31, 2018	322,242	21.41
Granted	15,000	17.50
Vested	(60,001)	21.48
Forfeitures	—	—
Unvested, December 31, 2019	277,241	21.18

As of December 31, 2019, the Company had $5.9 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 4.1 years. Compensation expense related to restricted shares was $1.3 million, $1.2 million and approximately $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2019, 2018 and 2017.
Note 12 — Accumulated Other Comprehensive (Loss) Income
The following table illustrates the changes in accumulated other comprehensive (loss) income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2016	$—
Other comprehensive income, before reclassifications	2,473
Amounts reclassified from accumulated other comprehensive (loss) income	—
Balance, December 31, 2017	2,473
Other comprehensive income, before reclassifications	2,367
Amounts reclassified from accumulated other comprehensive (loss) income	(258)
Balance, December 31, 2018	4,582
Other comprehensive loss, before reclassifications	(10,753)
Amounts reclassified from accumulated other comprehensive (loss) income	(872)
Balance, December 31, 2019	$(7,043)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 13 — Non-Controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of December 31, 2019 and 2018, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company’s common stock or a corresponding number of shares of the Company’s common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2019, 2018 and 2017, OP Unit non-controlling interest holders were paid distributions of $0.3 million, $0.5 million, and $0.6 million respectively.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties.

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Distributions
		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
Property Name (Dollar amounts in thousands)	Investment Date	2019	2019	2019	2018	2019	2018	2017
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$416	1.9%	$14,220	$14,747	$—	$87	$52
UnityPoint Clinic Portfolio (2)	December 2017	$496	5.0%	$8,842	$9,241	$—	$—	$—
_____________

(1)	One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.

(2)	Assumed as part of the Asset Purchase. See Note 9 - Related Party Transactions and Arrangements for further information on the Asset Purchase.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to stockholders (in thousands)	$(88,087)	$(52,762)	$(42,548)
Basic and diluted weighted-average shares outstanding	91,936,641	91,118,929	89,802,174
Basic and diluted net loss per share	$(0.96)	$(0.58)	$(0.47)

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

to be common share equivalents. The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive for the periods presented:

	December 31,
	2019	2018	2017
Unvested restricted shares (1)	305,416	358,071	130,339
OP Units (2)	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250
Total weighted average antidilutive common share equivalents	1,070,664	1,123,319	895,587
____________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 277,241, 322,242 and 382,510 unvested restricted shares outstanding as of December 31, 2019, 2018 and 2017, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of December 31, 2019, 2018 and 2017.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of December 31, 2019, 2018 and 2017.
Note 15 — Segment Reporting
During the years ended December 31, 2019, 2018 and 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators. There were no intersegment sales or transfers during the periods presented.
As described in more detail below, on April 1, 2019 the Company transitioned (i.e. this asset is now operating as a SHOP asset and is not leased to a third party) one property located in Wellington, Florida (the “Transition Property”) from its triple-net leased healthcare facilities segment to its Seniors Housing — Operating Properties segment. See Note 3 — Real Estate Investments, Net for further information about this property and the transition. When such transfers between segments occur, we reclassify the operating results of the transferred properties to their current segment for both the current and all historical periods in order to present a consistent group of property results. The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the year ended December 31, 2019, 2018 and 2017.
In 2018, we had also transitioned (i.e. this asset is now operating as a SHOP asset and is not leased to a third party) a property located in Lutz, Florida from our triple-net leased healthcare facilities segment to our SHOP segment. The results of this property had previously been reclassified in our Same Store operating results in 2018 and, according, require no additional adjustment in 2019.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on net operating income (“NOI”). NOI is defined as total revenues from tenants, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following tables reconcile the segment activity, adjusted for the Transition Properties, to consolidated net loss for the years ended December 31, 2019 2018 and 2017:

	Year Ended December 31, 2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$100,379	$14,564	$259,971	$374,914
Property operating and maintenance	31,813	2,800	199,572	234,185
NOI	$68,566	$11,764	$60,399	140,729
Impairment charges				(55,969)
Operating fees to related parties				(23,414)
Acquisition and transaction related				(362)
General and administrative				(20,530)
Depreciation and amortization				(81,032)
Gain on sale of real estate investments				8,790
Interest expense				(56,059)
Interest and other income				7
Loss on non designated derivatives				(68)
Income tax expense				(399)
Net loss attributable to non-controlling interests				393
Preferred dividends				(173)
Net loss attributable to common stockholders				$(88,087)

	Year Ended December 31, 2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$99,103	$19,617	$243,686	$362,406
Property operating and maintenance	30,295	7,197	183,505	220,997
NOI	68,808	12,420	60,181	141,409
Impairment charges				(20,655)
Operating fees to related parties				(23,071)
Acquisition and transaction related				(302)
General and administrative				(17,275)
Depreciation and amortization				(83,212)
Loss on sale of real estate investments				(70)
Interest expense				(49,471)
Interest and other income				23
Loss on sale of non-designated derivatives				(157)
Income tax expense				(197)
Net loss attributable to non-controlling interests				216
Net loss attributable to common stockholders				$(52,762)
______________
(1) The results of operations from the Transition Properties are presented within the Seniors Housing — Operating Properties segment for the year ended December 31, 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	Year Ended December 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$82,850	$22,169	$206,154	$311,173
Property operating and maintenance	24,137	12,789	149,351	186,277
NOI	58,713	9,380	56,803	124,896
Impairment charges				(18,993)
Operating fees to related parties				(22,257)
Acquisition and transaction related				(2,986)
General and administrative				(15,673)
Depreciation and amortization				(77,641)
Gain on sale of real estate investment				438
Interest expense				(30,264)
Interest and other income				306
Loss on non-designated derivatives				(198)
Gain on asset acquisition				307
Income tax expense				(647)
Net loss attributable to non-controlling interests				164
Net loss attributable to common stockholders				$(42,548)
______________
(1) The results of operations from the Transition Properties are presented within the Seniors Housing — Operating Properties segment for the year ended December 31, 2017.
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2019	2018
ASSETS
Investments in real estate, net:
Medical office buildings	$891,477	$878,703
Triple-net leased healthcare facilities (1)	305,250	289,686
Construction in progress(2)	—	90,829
Seniors housing — operating properties (1)	856,864	911,952
Total investments in real estate, net	2,053,591	2,171,170
Cash and cash equivalents	95,691	77,264
Restricted cash	15,908	14,094
Assets held for sale	70,839	52,397
Derivative assets, at fair value	392	4,633
Straight-line rent receivable, net	21,182	17,351
Operating lease right-of-use asset	14,351	—
Prepaid expenses and other assets	39,707	28,785
Deferred costs, net	13,642	11,752
Total assets	$2,325,303	$2,377,446
__________________
(1) The Transition Properties are presented within the Seniors Housing — Operating Properties segment as of December 31, 2019 and 2018.
(2) Included in the triple net leased healthcare facilities segment.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table reconciles capital expenditures by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Medical office buildings	$5,309	$7,582	$4,037
Triple-net leased healthcare facilities	396	1,152	154
Seniors housing — operating properties (1)	11,014	4,176	4,810
Total capital expenditures	$16,719	$12,910	$9,001

___________
(1) The Transition Property is presented within the Seniors Housing — Operating Properties segment as of December 31, 2019 and 2018.
Note 16 — Commitments and Contingencies
On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to 11 ground operating leases (see Note 2 — Summary of Significant Accounting Policies for additional information on the impact of adopting the new standard). three of these ground operating leases related to the New York Six MOBs which were sold during the year ended December 31, 2019. The Company did not enter into any additional ground leases during the year ended December 31, 2019.
As of December 31, 2019, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 12.8 to 87.7 years.
As of December 31, 2019, the Company’s balance sheet includes ROU assets and operating lease liabilities of $14.4 million and $9.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheet. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 42.2 years and a weighted-average discount rate of 7.34% as of December 31, 2019. For the year ended December 31, 2019, the Company paid cash of $0.8 million for amounts included in the measurement of lease liabilities and recorded total rental expense from operating leases of $1.0 million, $0.9 million and $0.8 million, on a straight-line basis in accordance with the standard, during the years ended December 31, 2019, 2018 and 2017, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss.

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2020	$651	$82
2021	663	84
2022	682	86
2023	684	88
2024	687	90
Thereafter	29,374	7,500
Total minimum lease payments	32,741	7,930
Less: amounts representing interest	(23,608)	(3,117)
Total present value of minimum lease payments	$9,133	$4,813

_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of December 31, 2019. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840 and the Company has adopted the practical expedients of retaining lease classification under ASU 842.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019 (1)
Total revenues	$88,718	$96,287	$95,440	$94,469
Net loss attributable to stockholders	$(5,111)	$(6,054)	$(28,789)	$(48,133)
Basic and diluted weighted average shares outstanding	92,894,608	91,783,557	91,922,963	92,091,377
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.31)	$(0.52)

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$89,438	$90,957	$90,191	$91,820
Net loss attributable to stockholders	$(5,991)	$(6,950)	$(29,607)	$(10,241)
Basic and diluted weighted average shares outstanding	90,783,065	90,978,411	90,203,311	91,520,444
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.33)	$(0.11)

__________
(1) During the quarter ended December 31, 2019, the Company recorded $33.3 million in impairment charges on real estate investments held for use. See Note 3 — Real Estate investments, Net - Impairments for additional details.
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:

Tender Offer
On January 9, 2020, the Company announced a tender offer (the “2020 Tender Offer”) to purchase up to 200,000 shares of its common stock for cash at a purchase price equal to $8.50 per share with the proration period and withdrawal rights expiring February 7, 2020. The Company made the 2020 Tender Offer in response to an unsolicited offer to stockholders commenced on December 31, 2019. The 2020 Tender Offer expired in accordance with the terms on February 7, 2020. In accordance with the 2020 Tender Offer, the Company accepted for purchase 200,000 shares for a total cost of approximately $1.7 million, which was funded with available cash.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

SRP Matters
On January 9, 2020, the Company announced that the Board approved a fifth amendment to the SRP, effective January 10, 2020 extending the date on which repurchases are able to be made in respect of requests made during the period commencing July 1, 2019 up to and including December 31, 2019 to on or before March 16, 2020, rather than on or before January 31, 2020.
On January 9, 2020, the Company also announced that the Board had suspended the SRP, and that it would not accept any repurchase requests or make any repurchases under the SRP during the pendency of the 2020 Tender Offer or for 10 business days thereafter.
On February 26, 2020, the Company repurchased 505,101 shares of common stock for approximately $8.8 million, at an average price per share of $17.50 pursuant to the SRP. The repurchases reflect all repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing July 1, 2019 up to and including December 31, 2019.
Pursuant to the SRP, repurchases are to be made in respect of requests made during the periods when the SRP was active during the active periods under the SRP during the six months ending June 30, 2020 - the period from January 1, 2020 to January 8, 2020 and the period from February 26, 2020 up to and including June 30, 2020 - no later than July 31, 2020.
See Note 8 — Stockholders’ Equity for additional information on the SRP.
Acquisitions
Subsequent to December 31, 2019, the Company acquired seven properties (four MOBs and three SHOPs) with an aggregate base purchase price of $81.9 million excluding acquisition related costs.
Dispositions
Subsequent to December 31, 2019, the Company disposed of one MOB property for a contract sales price of $8.6 million.
LaSalle Tenant
As more fully discussed in Note 3 — Real Estate Investments, Net on October 30, 2019, the court entered into an order appointing a receiver of the LaSalle Tenants. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties and on February 15, 2020, the receiver took operational control of the properties. The Company is currently working with the receiver and the Company’s designated third-party operator in a manner that will allow the Company to transition the properties to its SHOP operating segment during 2020.
Credit Facility Amendment
On March 24, 2020, the Company entered into an amendment to its Credit Facility modifying provisions related to restrictions on the payment of dividends and other distributions to its stockholders. See Note 5 — Credit Facilities, Net for further details.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2019(1) (2)	Accumulated Depreciation(3) (4)
Fresenius Medical Care - Winfield, AL	(5)	AL	5/10/2013	$—	$152	$1,568	$—	$1,720	$307
Adena Health Center - Jackson, OH	(5)	OH	6/28/2013	—	242	4,494	—	4,736	757
Ouachita Community Hospital - West Monroe, LA	(5)	LA	7/12/2013	—	633	5,304	—	5,937	909
CareMeridian - Littleton, CO	(5)	CO	8/8/2013	—	976	8,900	103	9,979	2,322
Oak Lawn Medical Center - Oak Lawn, IL		IL	8/21/2013	5,343	835	7,217	—	8,052	1,435
Surgery Center of Temple - Temple, TX		TX	8/30/2013	—	225	5,208	—	5,433	856
Greenville Health System - Greenville, SC	(9)	SC	10/10/2013	—	720	3,045	—	3,765	490
Stockbridge Family Medical - Stockbridge, GA		GA	2/21/2014	1,781	823	1,799	26	2,648	319
Arrowhead Medical Plaza II - Glendale, AZ		AZ	2/21/2014	7,540	—	9,758	1,850	11,608	2,014
Village Center Parkway - Stockbridge, GA		GA	2/21/2014	2,434	1,135	2,299	138	3,572	544
Creekside MOB - Douglasville, GA		GA	4/30/2014	8,814	2,709	5,320	603	8,632	1,281
Bowie Gateway Medical Center - Bowie, MD		MD	5/7/2014	9,153	983	10,321	81	11,385	1,591
Campus at Crooks & Auburn Building D - Rochester Mills, MI		MI	5/19/2014	3,627	640	4,166	118	4,924	688
Berwyn Medical Center - Berwyn, IL	(5)	IL	5/29/2014	—	1,305	7,559	—	8,864	1,101
Countryside Medical Arts - Safety Harbor, FL		FL	5/30/2014	6,983	915	7,663	60	8,638	1,211
St. Andrews Medical Park - Venice, FL		FL	5/30/2014	11,119	1,666	10,005	509	12,180	1,726
Campus at Crooks & Auburn Building C - Rochester Mills, MI		MI	6/3/2014	3,831	609	3,893	130	4,632	681
Laguna Professional Center - Elk Grove, CA		CA	7/15/2014	8,887	1,811	14,598	239	16,648	2,304
UC Davis MOB - Elk Grove, CA		CA	7/15/2014	8,136	1,138	7,242	257	8,637	1,207
Estate at Hyde Park - Tampa, FL	(7)	FL	7/31/2014	20,116	1,777	20,308	325	22,410	3,409
Sunnybrook of Burlington - Burlington, IA	(6)	IA	8/26/2014	12,783	518	16,739	67	17,324	2,910
Sunnybrook of Carroll - Carroll, IA	(6)	IA	8/26/2014	6,144	473	11,263	28	11,764	1,787
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(7)	IA	8/26/2014	8,014	195	8,595	40	8,830	1,388
Prairie Hills at Clinton - Clinton, IA	(6)	IA	8/26/2014	10,759	890	18,882	47	19,819	3,101
Prairie Hills at Des Moines - Des Moines, IA	(6)	IA	8/26/2014	5,418	647	13,745	37	14,429	2,444
Sunnybrook of Fairfield - Fairfield, IA	(5)	IA	8/26/2014	—	340	14,115	42	14,497	2,503
Sunnybrook of Ft. Madison - Ft. Madison, IA		IA	8/26/2014	—	263	3,931	46	4,240	336
Prairie Hills at Independence - Independence, IA	(5)	IA	8/26/2014	—	473	10,600	14	11,087	1,661
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	(5)	IA	8/26/2014	—	205	10,935	114	11,254	1,646
Sunnybrook of Muscatine - Muscatine, IA	(6)	IA	8/26/2014	11,989	302	13,840	49	14,191	2,242
Prairie Hills at Ottumwa - Ottumwa, IA	(5)	IA	8/26/2014	—	538	9,186	62	9,786	1,576
Prairie Hills at Tipton - Tipton, IA	(5)	IA	8/26/2014	—	306	10,409	31	10,746	1,528

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2019(1) (2)	Accumulated Depreciation(3) (4)
Liberty Court - Dixon, IL	(5)	IL	8/29/2014	—	119	1,998	25	2,142	367
The Atrium - Rockford, IL		IL	8/29/2014	—	164	1,746	190	2,100	153
Arrowhead Medical Plaza I - Glendale, AZ		AZ	9/10/2014	4,571	—	6,447	1,104	7,551	1,065
Cardiovascular Consultants of Cape Girardeau MOB - Cape Girardeau, MO	(5)	MI	9/18/2014	—	1,624	5,303	—	6,927	1,036
Sunnybrook of Burlington - Land - Burlington, IA		MO	9/23/2014	—	620	—	—	620	—
Community Health MOB - Harrisburg, PA	(10)	PA	9/26/2014	5,424	—	6,170	—	6,170	837
Brady MOB - Harrisburg, PA	(10)	PA	9/26/2014	19,661	—	22,485	—	22,485	2,978
Landis Memorial - Harrisburg, PA	(5), (10)	PA	9/26/2014	—	—	32,484	—	32,484	4,316
FOC II - Mechanicsburg, PA	(10)	PA	9/26/2014	16,136	—	16,473	132	16,605	2,497
FOC Clinical - Mechanicsburg, PA	(10)	PA	9/26/2014	17,695	—	19,634	—	19,634	2,938
FOC I - Mechanicsburg, PA	(10)	PA	9/26/2014	8,204	—	8,923	155	9,078	1,429
Copper Springs Senior Living - Meridian, ID	(5)	ID	9/29/2014	—	498	7,130	69	7,697	1,580
Addington Place of Brunswick - Brunswick, GA		GA	9/30/2014	—	1,509	14,402	21	15,932	2,540
Addington Place of Dublin - Dublin, GA		GA	9/30/2014	—	403	9,281	99	9,783	1,788
Allegro at Elizabethtown - Elizabethtown, KY	(5)	KY	9/30/2014	—	317	7,290	188	7,795	1,511
Addington Place of Johns Creek - Johns Creek, GA	(7)	GA	9/30/2014	10,139	997	11,943	39	12,979	2,171
Allegro at Jupiter - Jupiter, FL	(6)	FL	9/30/2014	34,370	3,741	49,534	151	53,426	8,145
Addington Place of Lee's Summit - Lee's Summit, MO	(7)	MO	9/30/2014	17,187	2,734	25,008	209	27,951	4,088
Addington Place at Mills - Roswell, GA	(5)	GA	9/30/2014	—	1,000	8,611	123	9,734	1,792
Addington Place of College Harbour - St Petersburg, FL	(5)	FL	9/30/2014	—	3,791	8,684	992	13,467	2,309
Allegro at Stuart - Stuart, FL	(6)	FL	9/30/2014	49,069	5,018	60,575	425	66,018	10,207
Allegro at Tarpon - Tarpon Springs, FL	(7)	FL	9/30/2014	7,350	2,360	13,728	398	16,486	2,907
Addington Place of Titusville - Titusville, FL	(6)	FL	9/30/2014	12,423	1,379	13,976	146	15,501	2,682
Allegro at St. Petersburg - Land - St. Petersburg, FL		FL	9/30/2014	—	3,045	—	—	3,045	—
Gateway MOB - Clarksville, TN	(9)	TN	10/3/2014	17,560	—	16,367	763	17,130	2,437
Lutz Health and Rehabilitation Center - Lutz, FL	(5) (11)	FL	10/17/2014	—	690	10,084	173	10,947	—
Addington at Wellington Green - Wellington, FL	(5) (11)	FL	10/17/2014	—	3,182	25,364	65	28,611	—
Dyer Building - Dyer, IN	(5)	IN	10/17/2014	—	601	8,992	64	9,657	1,225
757 Building - Munster, IN	(5)	IN	10/17/2014	—	645	7,885	—	8,530	1,065
761 Building - Munster, IN		IN	10/17/2014	6,797	1,436	8,616	59	10,111	1,245
759 Building - Munster, IN		IN	10/17/2014	8,271	1,101	8,899	—	10,000	1,236
Schererville Building - Schererville, IN		IN	10/17/2014	—	1,260	935	29	2,224	230

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2019(1) (2)	Accumulated Depreciation(3) (4)
Meadowbrook Senior Living - Agoura Hills, CA	(7)	CA	11/25/2014	19,167	8,821	48,682	680	58,183	7,342
Mount Vernon Medical Office Building - Mount Vernon, WA	(9)	WA	11/25/2014	15,797	—	18,519	3	18,522	2,552
Wellington at Hershey's Mill - West Chester, PA	(5)	PA	12/3/2014	—	8,531	80,734	1,044	90,309	11,940
Careplex West Medical Office Building - Hampton, VA		VA	12/3/2014	7,187	2,628	16,098	—	18,726	2,181
Hampton River Medical Arts Building - Hampton, VA	(9)	PA	12/3/2014	—	—	18,083	146	18,229	2,617
Eye Specialty Group Medical Building - Memphis, TN		TN	12/5/2014	8,475	775	7,223	—	7,998	964
Addington Place of Alpharetta - Alpharetta, GA		GA	12/10/2014	—	1,604	26,069	20	27,693	4,172
Addington Place of Prairie Village - Prairie Village, KS	(7)	KS	12/10/2014	14,812	1,782	21,869	327	23,978	3,626
Bloom MOB - Harrisburg, PA	(10)	PA	12/15/2014	15,322	—	15,928	167	16,095	2,169
Medical Sciences Pavilion - Harrisburg, PA	(10)	PA	12/15/2014	18,272	—	22,309	—	22,309	2,873
Wood Glen Nursing and Rehab Center - West Chicago, IL	(5)	IL	12/16/2014	—	1,896	16,107	—	18,003	3,270
Pinnacle Center - Southaven, MS		MS	12/16/2014	7,085	1,378	6,547	310	8,235	1,078
Paradise Valley Medical Plaza - Phoenix, AZ		AZ	12/29/2014	13,085	—	25,194	857	26,051	3,575
Victory Medical Center at Craig Ranch - McKinney, TX		TX	12/30/2014	—	1,596	40,475	1,226	43,297	5,334
Rivershores Healthcare & Rehab Centre - Marseilles, IL	(5)	IL	12/31/2014	—	1,276	6,868	—	8,144	1,480
Morton Terrace Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	709	5,649	—	6,358	1,482
Morton Villa Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	645	3,687	87	4,419	905
The Heights Healthcare & Rehab Centre - Peoria Heights, IL	(5)	IL	12/31/2014	—	214	7,952	—	8,166	1,797
Colonial Healthcare & Rehab Centre - Princeton, IL	(5)	IL	12/31/2014	—	173	5,871	—	6,044	1,506
Capitol Healthcare & Rehab Centre - Springfield, IL	(5)	IL	12/31/2014	—	603	21,699	26	22,328	4,276
Acuity Specialty Hospital - Mesa, AZ	(5)	AZ	1/14/2015	—	1,977	16,203	543	18,723	2,240
Acuity Specialty Hospital - Sun City, AZ		AZ	1/14/2015	—	2,329	15,795	274	18,398	2,163
Addington Place of Shoal Creek - Kansas City, MO	(7)	MO	2/2/2015	13,391	3,723	22,259	362	26,344	3,558
Aurora Healthcare Center - Green Bay, WI	(5)	WI	3/18/2015	—	1,130	1,678	—	2,808	257
Aurora Healthcare Center - Greenville, WI	(5)	WI	3/18/2015	—	259	958	—	1,217	155
Aurora Healthcare Center - Kiel, WI	(5)	WI	3/18/2015	—	676	2,214	—	2,890	303
Aurora Healthcare Center - Plymouth, WI		WI	3/18/2015	17,038	2,891	24,224	—	27,115	3,328
Aurora Healthcare Center - Waterford, WI	(5)	WI	3/18/2015	—	590	6,452	—	7,042	855
Aurora Healthcare Center - Wautoma, WI	(5)	WI	3/18/2015	—	1,955	4,361	—	6,316	602
Arbor View Assisted Living and Memory Care - Burlington, WI	(5)	WI	3/31/2015	—	367	7,815	38	8,220	1,439
Advanced Orthopedic Medical Center - Richmond, VA		VA	4/7/2015	15,390	1,523	19,229	—	20,752	2,424
Palm Valley Medical Plaza - Goodyear, AZ		AZ	4/7/2015	3,112	1,890	4,940	201	7,031	733

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2019(1) (2)	Accumulated Depreciation(3) (4)
Physicians Plaza of Roane County - Harriman, TN		TN	4/27/2015	6,293	1,746	7,842	32	9,620	1,049
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	4/29/2015	11,526	328	13,302	17	13,647	1,589
Medical Center I - Peoria, AZ		AZ	5/15/2015	3,085	807	1,115	1,410	3,332	542
Medical Center II - Peoria, AZ		AZ	5/15/2015	—	945	1,330	4,774	7,049	749
Commercial Center - Peoria, AZ		AZ	5/15/2015	3,254	959	1,110	608	2,677	281
Medical Center III - Peoria, AZ		AZ	5/15/2015	2,137	673	1,651	716	3,040	490
Morrow Medical Center - Morrow, GA		GA	6/24/2015	4,334	1,155	5,674	178	7,007	728
Belmar Medical Building -Lakewood, CO		CO	6/29/2015	3,770	819	4,287	137	5,243	566
Conroe Medical Arts and Surgery Center - Conroe, TX		TX	7/10/2015	13,221	1,965	12,198	525	14,688	1,672
Medical Center V - Peoria, AZ		AZ	7/10/2015	2,884	1,089	3,200	346	4,635	427
Legacy Medical Village - Plano, TX		TX	7/10/2015	23,662	3,755	31,097	570	35,422	3,871
Scripps Cedar Medical Center - Vista, CA		CA	8/6/2015	14,983	1,213	14,596	18	15,827	1,666
Nuvista Institute for Healthy Living - Jupiter, FL	(11)	FL	8/7/2015	—	8,586	54,051	—	62,637	472
Ramsey Woods Memory Care - Cudahy, WI	(5)	WI	10/2/2015	—	930	4,990	14	5,934	747
East Coast Square West - Cedar Point, NC		NC	10/15/2015	5,254	1,535	4,803	6	6,344	564
East Coast Square North - Morehead City, NC		NC	10/15/2015	3,933	899	4,761	6	5,666	548
Eastside Cancer Institute - Greenville, SC	(5)	SC	10/22/2015	—	1,498	6,637	32	8,167	771
Sassafras Medical Building - Erie, PA		PA	10/22/2015	2,315	928	4,629	—	5,557	489
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR	(5)	OR	10/22/2015	—	433	2,623	—	3,056	294
Courtyard Fountains - Gresham, OR	(5)	OR	12/1/2015	—	2,476	50,601	745	53,822	6,425
Presence Healing Arts Pavilion - New Lenox, IL	(9)	IL	12/4/2015	5,966	—	6,768	69	6,837	795
Mainland Medical Arts Pavilion - Texas City, TX		TX	12/4/2015	6,174	320	7,923	300	8,543	1,021
Renaissance on Peachtree - Atlanta, GA	(6)	GA	12/15/2015	50,821	4,535	68,895	992	74,422	8,309
Fox Ridge Senior Living at Bryant - Bryant, AR		AR	12/29/2015	7,283	1,687	12,936	287	14,910	2,218
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	12/29/2015	16,695	6,896	20,579	95	27,570	2,975
Fox Ridge North Little Rock - North Little Rock, AR	(9)	AR	12/29/2015	10,359	—	19,265	200	19,465	2,545
Autumn Leaves of Cy-Fair - Houston, TX		TX	12/31/2015	—	1,225	11,335	—	12,560	1,503
Autumn Leaves of Meyerland - Houston, TX		TX	12/31/2015	—	2,033	13,411	—	15,444	1,697
Autumn Leaves of Clear Lake, Houston, TX		TX	12/31/2015	—	1,599	13,194	—	14,793	1,744
Autumn Leaves of The Woodlands - The Woodlands, TX		TX	12/31/2015	—	2,413	9,141	—	11,554	1,295
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	4/7/2017	7,480	1,459	9,300	—	10,759	837
Northside Hospital - Canton, GA		GA	7/13/2017	8,014	3,408	8,191	30	11,629	559

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2019(1) (2)	Accumulated Depreciation(3) (4)
West Michigan Surgery Center - Big Rapids, MI	(5)	MI	8/18/2017	—	258	5,677	—	5,935	351
Camellia Walk Assisted Living and Memory Care - Evans, GA	(6)	GA	9/28/2017	12,476	1,854	17,372	100	19,326	1,365
Cedarhurst of Collinsville - Collinsville, IL	(5), (8)	IL	12/22/2017	—	1,228	8,652	77	9,957	540
Arcadian Cove Assisted Living - Richmond, KY	(5), (8)	KY	12/22/2017	—	481	3,923	60	4,464	274
Beaumont Medical Center - Warren, MI	(5), (8)	MI	12/22/2017	—	1,078	9,525	19	10,622	530
DaVita Dialysis - Hudson, FL	(5), (8)	FL	12/22/2017	—	226	1,979	—	2,205	107
DaVita Bay Breeze Dialysis Center - Largo, FL	(5), (8)	FL	12/22/2017	—	399	896	—	1,295	58
Greenfield Medical Plaza - Gilbert, AZ	(5), (8)	AZ	12/22/2017	—	1,476	4,144	6	5,626	237
RAI Care Center - Clearwater, FL	(5), (8)	FL	12/22/2017	—	624	3,156	—	3,780	168
Illinois CancerCare - Galesburg, IL	(5), (8)	IL	12/22/2017	—	290	2,457	—	2,747	147
UnityPoint Clinic - Muscatine, IA	(8)	IA	12/22/2017	—	570	4,541	—	5,111	259
Lee Memorial Health System Outpatient Center - Ft. Myers,	(5), (8)	FL	12/22/2017	—	439	4,374	—	4,813	241
Decatur Medical Office Building - Decatur, GA	(5), (8), (9)	GA	12/22/2017	—	695	3,273	—	3,968	197
Madison Medical Plaza - Joliet, IL	(5), (8), (9)	IL	12/22/2017	—	—	16,855	37	16,892	844
Woodlake Office Center - Woodbury, MN	(8)	MN	12/22/2017	8,638	1,017	10,688	—	11,705	582
Rockwall Medical Plaza - Rockwall, TX	(5), (8)	MN	12/22/2017	—	1,097	4,582	131	5,810	255
MetroHealth Buckeye Health Center - Cleveland, OH	(5), (8)	OH	12/22/2017	—	389	4,367	5	4,761	231
UnityPoint Clinic - Moline, IL	(8)	IL	12/22/2017	—	396	2,880	—	3,276	164
VA Outpatient Clinic - Galesberg, IL	(5), (8)	IL	12/22/2017	—	359	1,852	—	2,211	121
Philip Professional Center - Lawrenceville, GA	(8)	GA	12/22/2017	5,780	1,285	6,714	—	7,999	364
Texas Children’s Hospital - Houston, TX	(5)	TX	3/5/2018	—	1,368	4,428	99	5,895	332
Florida Medical Heartcare - Tampa, FL	(5)	FL	3/29/2018	—	586	1,902	—	2,488	161
Florida Medical Somerset - Tampa, FL	(5)	FL	3/29/2018	—	61	1,366	—	1,427	100
Florida Medical Tampa Palms - Tampa, FL	(5)	FL	3/29/2018	—	141	1,402	—	1,543	106
Florida Medical Wesley Chapel - Tampa, FL	(5)	FL	3/29/2018	—	485	1,987	—	2,472	169
Aurora Health Center - Milwaukee, WI	(5)	WI	4/17/2018	—	1,014	4,041	—	5,055	329
Vascular Surgery Associates - Tallahassee, FL	(5)	FL	5/11/2018	—	902	5,383	—	6,285	347
Glendale MOB - Farmington Hills, MI	(5)	MI	8/28/2018	—	504	12,332	—	12,836	517
Crittenton Washington MOB - Washington Township, MI	(5)	MI	9/12/2018	—	640	4,090	—	4,730	236
Crittenton Sterling Heights MOB - Sterling Heights, MI	(5)	MI	9/12/2018	—	1,398	2,695	180	4,273	176
Advocate Aurora MOB - Elkhorn, WI	(5)	WI	9/24/2018	—	181	9,452	—	9,633	423
Pulmonary & Critical Care Med - Lemoyne, PA		PA	11/13/2018	4,271	621	3,805	—	4,426	238
Dignity Emerus Blue Diamond - Las Vegas, NV		NV	11/15/2018	13,966	2,182	16,594	—	18,776	522

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2019	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2019(1) (2)	Accumulated Depreciation(3) (4)
Dignity Emerus Craig Rd - North Las Vegas, NV		NV	11/15/2018	18,780	3,807	22,803	—	26,610	724
Greenfield MOB - Greenfield, WI		WI	1/17/2019	7,526	1,552	8,333	217	10,102	301
Milwaukee MOB - South Milwaukee, WI		WI	1/17/2019	4,136	410	5,041	—	5,451	145
St. Francis WI MOB - St. Francis, WI		WI	1/17/2019	9,085	865	11,355	—	12,220	342
Lancaster Medical Arts MOB - Lancaster, PA	(5)	PA	6/20/2019	—	85	4,417	—	4,502	69
Women’s Healthcare Group MOB - York, PA	(5)	PA	6/21/2019	—	624	2,161	—	2,785	56
Pioneer Spine Sports - Northampton, MA	(5)	MA	7/22/2019	—	435	1,858	—	2,293	27
Pioneer Spine Sport - Springfield, MA	(5)	MA	7/22/2019	—	333	2,530	—	2,863	37
Pioneer Spine Sports - West Springfield, MA	(5)	MA	7/22/2019	—	374	4,295	—	4,669	58
Felicita Vida - Escondido, CA	(5)	CA	9/3/2019	—	1,677	28,953	—	30,630	262

Encumbrances on assets held for sale as of December 31, 2019:
Capital One Facility (2 properties)	(6)			10,362
KeyBank Facility (2 properties)	(7)			32,532
Total				$896,855	$207,335	$1,974,133	$29,984	$2,211,451	$260,399
______________
Note - The above schedule excludes properties that are reflected as part of Assets Held for Sale at December 31, 2019.

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $269.6 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2019 is $2.2 billion.

(3)	The accumulated depreciation column excludes $167.1 million of accumulated amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and 5 years for fixtures.

(5)
These unencumbered properties were part of the borrowing base of the Credit Facility, which had $250.6 million of outstanding borrowings as of December 31, 2019. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities, Net for additional details). In addition, there were 7 unencumbered properties that are classified as held for sale as of December 31, 2019 (and therefore not included in the table above) that were part of the borrowing base of the Credit Facility.

(6)	These properties collateralize the Capital One Facility, which had $216.6 million of outstanding borrowings as of December 31, 2019.

(7)	These properties collateralize the KeyBank Facility, which had $142.7 million of outstanding borrowings as of December 31, 2019.

(8)	These properties were acquired from American Realty Capital Healthcare Trust III, Inc. in 2017. See Note 9 — Related Party Transactions and Arrangements for additional information.

(9)
Some or all of the land underlying this property is subject to an operating land lease. The related right-of-use assets are separately recorded. See Note 16 — Commitments and Contingencies for additional information.

(10)
The building amount represents to combined direct financing lease for the total asset as the land element was not required to be bifurcated under ASU 840. See Note 16 — Commitments and Contingencies for additional information.

(11)	This property has been impaired as of December 31, 2019. See Note 3 — Real Estate Investments, Net - “Assets Held for Use and Related Impairments” for additional information.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(In thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017:

	December 31,
(In thousands)	2019	2018	2017
Real estate investments, at cost (1):
Balance at beginning of year	$2,296,627	$2,229,374	$2,060,458
Additions-Acquisitions	80,980	121,244	169,741
Disposals(2)	(166,156)	(53,991)	(825)
Balance at end of the year	$2,211,451	$2,296,627	$2,229,374

Accumulated depreciation (1):
Balance at beginning of year	$226,167	$170,271	$119,014
Depreciation expense	64,731	62,595	51,268
Disposals (2)	(30,499)	(6,699)	(11)
Balance at end of the year	$260,399	$226,167	$170,271
___________________________________

(1)	Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.

(2)	Includes amounts relating to dispositions, impairment charges on assets held for sale and assets transferred to held-for-sale. See Note 3 — Real Estate Investments, Net for additional information.

See accompanying report of independent registered public accounting firm.