Form 10-Q
period 2020-03-31
Healthcare Trust, Inc.
filed 2020-05-15
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
___________________________________________________ __________________________________________________
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	HTIA	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2020, the registrant had 92,264,102 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$214,084	$207,335
Buildings, fixtures and improvements	2,143,234	2,004,116
Acquired intangible assets	280,927	269,616
Total real estate investments, at cost	2,638,245	2,481,067
Less: accumulated depreciation and amortization	(455,285)	(427,476)
Total real estate investments, net	2,182,960	2,053,591
Assets held for sale	10,784	70,839
Cash and cash equivalents	90,534	95,691
Restricted cash	16,036	15,908
Derivative assets, at fair value	66	392
Straight-line rent receivable, net	22,321	21,182
Operating lease right-of-use assets	14,335	14,351
Prepaid expenses and other assets (including $96 and $394 due from related parties as of March 31, 2020 and December 31, 2019, respectively)	39,651	39,707
Deferred costs, net	14,212	13,642
Total assets	$2,390,899	$2,325,303

LIABILITIES AND EQUITY
Mortgage notes payable, net	$542,077	$528,284
Credit facilities, net	700,546	605,269
Market lease intangible liabilities, net	12,015	12,052
Derivative liabilities, at fair value	42,405	5,305
Accounts payable and accrued expenses	47,361	43,094
Operating lease liabilities	9,139	9,133
Deferred rent	8,758	8,521
Distributions payable	7,426	6,901
Total liabilities	1,369,727	1,218,559

Stockholders’ Equity	—	—
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 1,610,000 authorized, 1,610,000 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	16	16
Common stock, $0.01 par value, 300,000,000 shares authorized, and 92,012,616 shares of common stock issued and outstanding as of March 31, 2020 and 92,356,664 outstanding as of December 31, 2019, respectively	920	923
Additional paid-in capital	2,074,745	2,078,628
Accumulated other comprehensive loss	(44,308)	(7,043)
Distributions in excess of accumulated earnings	(1,015,438)	(971,190)
Total stockholders’ equity	1,015,935	1,101,334
Non-controlling interests	5,237	5,410
Total equity	1,021,172	1,106,744
Total liabilities and equity	$2,390,899	$2,325,303
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue from tenants	$100,235	$88,718

Operating expenses:
Property operating and maintenance	61,723	52,799
Impairment charges	18,038	—
Operating fees to related parties	6,049	5,768
Acquisition and transaction related	327	18
General and administrative	6,730	6,298
Depreciation and amortization	20,195	20,685
Total expenses	113,062	85,568
Operating (loss) income before gain on sale of real estate investments	(12,827)	3,150
Gain on sale of real estate investments	2,306	6,078
Operating (loss) income	(10,521)	9,228
Other income (expense):
Interest expense	(13,257)	(13,943)
Interest and other income	5	4
Gain (loss) on non-designated derivatives	16	(43)
Total other expenses	(13,236)	(13,982)
Loss before income taxes	(23,757)	(4,754)
Income tax expense	(332)	(338)
Net loss	(24,089)	(5,092)
Net loss (income) attributable to non-controlling interests	87	(19)
Preferred stock dividends	(742)	—
Net loss attributable to stockholders	(24,744)	(5,111)
Other comprehensive (loss) income:
Unrealized loss on designated derivatives	(37,265)	(2,419)
Comprehensive loss attributable to stockholders	$(62,009)	$(7,530)

Basic and diluted weighted-average shares outstanding	91,960,960	92,894,608
Basic and diluted net loss per share	$(0.27)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Common stock issued through distribution reinvestment plan	—	—	361,053	4	6,318	—	—	6,322	—	6,322
Common stock repurchases	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	338	—	—	338	—	338
Distributions declared on common stock, $0.85 per share	—	—	—	—	—	—	(19,504)	(19,504)	—	(19,504)
Preferred stock dividends declared, $0.11 per share	—	—	—	—	—	—	(742)	(742)	—	(742)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(86)	(86)
Unrealized loss on designated derivative	—	—	—	—	—	(37,265)	—	(37,265)	—	(37,265)
Net loss	—	—	—	—	—	—	(24,002)	(24,002)	(87)	(24,089)
Balance, March 31, 2020	1,610,000	$16	92,012,616	$920	$2,074,745	$(44,308)	$(1,015,438)	$1,015,935	$5,237	$1,021,172

	Three Months Ended March 31, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	91,963,532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934
Impact of adoption of ASC 842	—	—	—	—	(87)	(87)	—	(87)
Common stock issued through distribution reinvestment plan	345,245	3	6,980	—	—	6,983	—	6,983
Share-based compensation, net	—	—	322	—	—	322	—	322
Distributions declared on common stock, $0.21 per share	—	—	—	—	(19,323)	(19,323)	—	(19,323)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(85)	(85)
Other comprehensive income	—	—	—	(2.419)	—	(2,419)	—	(2,419)
Net loss	—	—	—	—	(5,111)	(5,111)	19	(5,092)
Balance, March 31, 2019	92,308,777	$922	$2,039,269	$2,163	$(828,852)	$1,213,502	$7,731	$1,221,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,089)	$(5,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,195	20,685
Amortization of deferred financing costs and terminated interest rate swaps	1,346	2,451
Amortization of mortgage premiums and discounts, net	15	(66)
Amortization (accretion) amortization of market lease and other intangibles, net	18	(50)
Bad debt expense	792	2,719
Equity-based compensation	338	322
Gain on sale of real estate investments, net	(2,306)	(6,078)
(Gain) loss on non-designated derivatives	(16)	43
Impairment charges	18,038	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,175)	(876)
Prepaid expenses and other assets	1,289	(1,007)
Accounts payable, accrued expenses and other liabilities	4,270	1,815
Deferred rent	237	1,644
Net cash provided by operating activities	18,952	16,510
Cash flows from investing activities:
Property acquisitions and development costs	(90,985)	(33,088)
Capital expenditures	(11,097)	(1,787)
Proceeds from sales of real estate investments	8,294	45,352
Net cash (used in) provided by investing activities	(93,788)	10,477
Cash flows from financing activities:
Payments on credit facilities	—	(243,300)
Proceeds from credit facilities	95,000	83,618
Proceeds from term loan	—	150,000
Payments on mortgage notes payable	(211)	(8,413)
Payments for derivative instruments	(34)	—
Payments of deferred financing costs	(918)	(9,083)
Common stock repurchases	(10,546)	—
Distributions paid on common stock	(13,225)	(12,304)
Dividends paid on preferred stock	(173)	—
Distributions to non-controlling interest holders	(86)	(85)
Net cash, provided by (used in) financing activities	69,807	(39,567)
Net change in cash, cash equivalents and restricted cash	(5,029)	(12,580)
Cash, cash equivalents and restricted cash, beginning of period	111,599	91,358
Cash, cash equivalents and restricted cash, end of period	$106,570	$78,778

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents, end of period	$90,534	$63,508
Restricted cash, end of period	16,036	15,270
Cash, cash equivalents and restricted cash, end of period	$106,570	$78,778

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,144	$10,365
Cash paid for income taxes	140	175

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$6,322	$6,983
Mortgage assumed in acquisition	$13,883	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”), incorporated on October 15, 2012, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through the OP.
The Company invests in healthcare real estate, focusing on seniors housing properties and medical office buildings (“MOB”) located in the United States. Healthcare Trust Advisors, LLC (the “Advisor”) has been retained by the Company to manage the Company’s affairs on a day-to-day basis. The Company has retained Healthcare Trust Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties receive compensation, fees and expense reimbursements from the Company for services related to managing its business and investments. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP.
As of March 31, 2020, the Company owned 200 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.7 million rentable square feet.
The Company’s initial public offering of its common stock, which is not listed on a national securities exchange, closed in November 2014, and, in December 2019, the Company’s initial public offering of its 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) closed, and the Company listed shares of its Series A Preferred Stock on The Nasdaq Global Market under the symbol “HTIA.”
On April 1, 2020 the board of directors of the Company (the “Board”) approved an updated estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2019. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for three months ended March 31, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.
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
Out-of-Period Adjustments
During the year ended December 31, 2019, the Company identified certain historical errors in its tax provision and its net deferred taxes asset as well as its statements of operations and comprehensive income (loss), consolidated statements of changes in equity, and statements of cash flows since 2014, which impacted the quarterly financial statements and annual periods previously

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

issued. Specifically, the Company had overstated intercompany rent on certain leases with the TRS and reflected a portion of depreciation on REIT assets in the TRS’s tax provision, thereby overstating previously recorded tax benefits, deferred tax assets and net income by $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and for Pre-2017 periods, respectively.  The intercompany rent and allocation of depreciation only affected the tax provision and did not affect the pre-tax consolidated financial results. These out of period adjustments were recorded in the fourth quarter of 2019.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus (the virus that causes COVID-19), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In the Company’s Seniors Housing — Operating Property (“SHOP”) portfolio, particularly, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. These trends accelerated in April, and may have a material adverse effect on the Company’s revenues and income in the second quarter and potentially other quarters thereafter.
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity of some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has already experienced delays in rent collections in the month of April. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases the Company has executed rent deferral agreements in April 2020. For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease. However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC has provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. If the cash flows are substantially the same or less, there are two methods to potentially account for such rent deferrals under the relief, (1) As if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize revenue during the deferral period or (2) As if the deferred payments are variable lease payments. The Company has elected to use this relief where applicable and therefore will have no change in the current classification of its leases in connection with many of the leases impacted by negotiations with its tenants. Furthermore, we expect to elect the first method described in (1) above.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

In March 2020, the Company took precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. These steps included borrowing an additional $95.0 million under the Company’s Credit Facility (as defined below) to provide more cash on the Company’s balance sheet.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of March 31, 2020, these leases had a weighted average remaining lease term of 5.5 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under the Company reflects them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted by the REIT rules and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $3.8 million, for the three months ended March 31, 2020.
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
The following table presents future base rent payments on a cash basis due to the Company as of March 31, 2020 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2020 (remainder)	$68,401
2021	88,389
2022	81,525
2023	70,121
2024	63,225
Thereafter	221,055
Total	$592,716
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectibility periodically thereafter based on new facts

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. During the three month periods ended March 31, 2020 and 2019 the Company recorded reductions of revenue of $0.8 million and $2.7 million, respectively, for uncollectible amounts.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended March 31, 2020 and 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $10.8 million and $70.8 million of real estate investments held for sale as of March 31, 2020 and December 31, 2019, respectively (see Note 3 — Real Estate Investments, Net for additional information).
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company will evaluate new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three-year period ended December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight-line basis over the lease term.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets (e.g., certificates of need in certain jurisdictions) or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2020 and 2019 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the quarter ended March 31, 2020 or 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements,7 to 10 years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages
Accounting for Leases
Lessor Accounting
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
At transition to the new accounting rules on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the guidance, the Company wrote off accounts receivable of $0.1 million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 16 — Commitments and Contingencies.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2020:
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.
Note 3 — Real Estate Investments, Net
Property Acquisitions and Development Costs
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 200 properties as of March 31, 2020. During the three months ended March 31, 2020, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of one multi-tenant MOBs, three single tenant MOBs and four SHOPs for an aggregate contract purchase price of $103.9 million.
The following table presents the allocation of real estate assets acquired and liabilities assumed, as well as capitalized construction in progress, during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Real estate investments, at cost:
Land	$6,900	$2,827
Buildings, fixtures and improvements	86,687	26,022
Development costs	—	2,261
Total tangible assets	93,587	31,110
Acquired intangibles:
In-place leases and other intangible assets (1)	9,385	2,768
Market lease and other intangible assets (1)	472	31
Market lease liabilities (1)	(362)	(821)
Total intangible assets and liabilities	9,495	1,978
Mortgage notes payable, net	(13,883)	—
Other assets acquired and liabilities assumed in the Asset Acquisition, net	1,786	—
Cash paid for real estate investments, including acquisitions	$90,985	$33,088
Number of properties purchased	8	3
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired were 3.0 years and 5.6 years as of March 31, 2020 and 2019, respectively.

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
During the quarter ended March 31, 2019, the Company incurred $2.3 million in capitalized costs, including capitalized interest, related to the development project in Jupiter, Florida. All acquisitions in 2020 and 2019 were considered asset acquisitions for accounting purposes.
Obtaining the CO was a necessary condition to leasing the property to any tenant other than a tenant associated with the developer of the property, which had been, and remains in, default under its agreements with the Company. The Company entered into a lease for 10% of the rentable square feet at the property, but the tenant is not required to pay the Company cash rent until

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

May 2021. There can be no assurance as to the timing or terms of any additional leases or as to if and when the property may generate positive cash flow allowing the Company to earn a return on its investment in this property.
During the fourth quarter of 2019, in connection with the substantial completion of the development property, the Company began to evaluate it for a potential sale. As a result of this potential change in plans, the Company concluded this held for use asset was impaired and recognized an impairment charge to its respective operating real estate components (see Assets Held For Use and Related Impairments below for additional information).
Significant Tenants
As of March 31, 2020 and 2019, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2020 and 2019:

	March 31,
State	2020	2019
Florida (1)	25.6%	23.1%
Michigan (2)	10.0%	10.9%

_______________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
(1) As of March 31, 2020, the Company had commenced marketing three assets in Florida including the recently completed development project in Jupiter, Florida and its two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The company started marketing these assets in the quarter ended March 31, 2020. There can be no assurance these properties will be sold on favorable terms, or at all. See “Assets Held for Use and Related Impairments” in this note for more information.
(2) As of March 31, 2020, the Company had 11 SHOP assets located in Michigan that are under contract to be sold pursuant to a definitive purchase and sale agreement (“PSA”). See “Assets Held for Sale and Related Impairments” in this note for more information.
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
Amortization of in-place leases and other intangible assets (1)	$4,009	$4,062
(Accretion) and Amortization of above-and below-market leases, net (2)	$(21)	$(110)
Amortization of above-and below-market ground leases, net (3)	$39	$21
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating and maintenance expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place lease assets	$9,487	$10,710	$8,704	$6,830	$6,070
Other intangible assets	261	414	414	414	414
Total to be added to amortization expense	$9,748	$11,124	$9,118	$7,244	$6,484

Above-market lease assets	$(1,216)	$(993)	$(645)	$(307)	$(260)
Below-market lease liabilities	1,434	1,269	1,208	1,095	955
Total to be added to revenue from tenants	$218	$276	$563	$788	$695

Dispositions
During the three months ended March 31, 2020, the Company sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. On February 6, 2019, the Company sold five MOB properties within the State of New York for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the three months ended March 31, 2019.
Impairments
The following table presents impairments recorded during the three months ended March 31, 2020. There were no impairments recorded for the three months ended March 31,2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Assets held for sale	$18,038	$—
Assets held for use		—
Total	$18,038	$—

For additional information on impairments related to assets held for sale and assets held for use, see the “Assets Held for Sale and Related Impairments” and “Assets Held for Use and Related Impairments” sections below.
Assets Held for Sale and Related Impairment
When assets are identified by management as held for sale, the Company reflects them separately on its balance sheet and stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For held-for-sale properties, the Company predominately uses the contract sale price as fair market value.
Michigan SHOPs
In January 2020, the Company entered into a PSA for the sale of a portfolio of 14 SHOPs located in Michigan (the “Michigan SHOPs”) as a single portfolio for $71.8 million. During April, 2020, the PSA was amended so that only 11 of the Michigan SHOPs will be sold pursuant to this PSA for $11.8 million .In addition, the original deposit made by the buyer was reduced from $1.0 million to $0.3 million. The buyer has paid the $0.3 million deposit to the Company which is non-refundable under the amended PSA. The due diligence is completed with respect to the 11 Michigan SHOPs to be sold and there was no additional deposit made at the conclusion of the due diligence period. The closing is expected to occur shortly after the facilities, which are currently closed due to COVID-19, have been opened to the public in compliance with all applicable governmental orders and guidelines, but there can be no assurance as to when this will occur. There also can be no assurance that the sale of these properties will close under the proposed terms, or at all.
The Company determined that the 11 Michigan SHOPs should be classified as held for sale as of March 31, 2020 and the 14 Michigan SHOPs were previously classified as held for sale as of December 31, 2019. An impairment charge of $22.6 million had

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

previously been taken with respect to the 14 Michigan SHOPs during the three months ended September 30, 2019. As a result of the change in the asset group and sales price, the Company recognized an incremental impairment charge of $18.0 million in the three months ended March 31, 2020 bringing the cumulative impairment on the now 11 Michigan SHOPs to $40.7 million, representing the amount by which the carrying amount of the 11 Michigan SHOPs exceeded the Company’s estimate of the net sales price for those 11 properties.
As a result, the three remaining Michigan SHOPs no longer qualify as held for sale and were reclassified to assets held for use at their original carrying values as of March 31, 2020 and an additional $0.7 million in catch-up depreciation has been recorded in the three month period ended March 31, 2020.
As of March 31, 2020, for the 11 Michigan SHOPs that are classified as held for sale, seven Michigan SHOPs were part of the borrowing base of the Credit Facility, one was mortgaged under the Fannie Mae Master Credit Facilities (as defined below) and three were unencumbered.
Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that are classified as held for sale as of March 31, 2020 and December 31, 2018:

(In thousands)	March 31, 2020	December 31, 2019
Land	$797	$4,051
Buildings, fixtures and improvements	9,987	66,788
Assets held for sale	$10,784	$70,839
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
The Company owns held for use properties for which the Company may from time to time reconsider the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses for impairment may be realized in the future.
The Company did not record any impairment charges for held for use assets during the three months ended March 31, 2020 and 2019.
However, as of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and its two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The Company began marketing the properties in 2020, but there can be no assurance these properties will be sold on favorable terms, or at all. During the three month period ended December 31, 2019, the Company recorded an impairment charge of $33.3 million to write these properties down to their fair market values. See “Assets Held for Use and Related Impairments” below for the year ended December 31, 2019 for more information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The LaSalle Tenant
The Company is currently in the process of replacing the LaSalle Tenant and transitioning four triple-net leased properties in Texas (collectively, the “LaSalle Tenant”) from the triple-net leased healthcare facilities segment to the SHOP segment, where they would be leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. In January 2018, the Company entered into an agreement with the LaSalle Tenant in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant paid the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of March 31, 2020, the LaSalle Tenant remains in default of the forbearance agreement and owes the Company $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
The Company has the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of March 31, 2020. The Company incurred $0.3 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended March 31, 2020, which is included in revenue from tenants on the consolidated statement of operations and comprehensive loss. The Company incurred $1.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the three months ended March 31, 2019.
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
On October 30, 2019, the court entered into an order appointing a receiver. This receiver is empowered to replace the LaSalle Tenant with a new tenant and operator at the properties, and, on February 15, 2020, the receiver took operational control of the properties. The Company is currently working with the receiver and the Company’s designated third-party operator in a manner that will allow the Company to transition the properties to its SHOP operating segment during 2020. When the Company receives the regulatory licenses, and the transition is complete, the Company will gain more control over the operations of the applicable properties, and the Company believes this will allow the Company to improve performance and the cash flows generated by the properties. There can be no assurance, however, that the Company will be able to complete this transition on a timely basis, or at all, and that completing this transition will result in the Company achieving its operational objectives.
The NuVista Tenant
The Company had tenants at two of its Florida properties located in Lutz and Wellington Florida (collectively, the “NuVista Tenant”) that were in default under their leases beginning from July 2017. On January 1, 2018 the property was transitioned to the SHOP segment when the Company replaced the NuVista Tenant as tenant at the Lutz, Florida property with a taxable REIT subsidiary (“TRS”) and engaged a third-party operator to operate the property. As a result, the property was transitioned to the SHOP segment as of January 1, 2018. This structure is permitted by the REIT rules, under which a REIT may lease qualified healthcare properties on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor.
At the property located in Wellington, Florida, the Company and the tenant entered into an operations transfer agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. On February 19, 2019, in response to litigation commenced by the Company against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the Order. Subsequent to the entry into the Order, the Company, its designated third-party operator and the NuVista Tenant transitioned operations at the property to the Company’s designated third-party operator. The Company’s designated third-party operator received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, the property in Wellington, Florida transitioned to the SHOP segment as of April 1, 2019. In connection with this transition, the Company replaced the NuVista Tenant as a tenant with a TRS, and engaged a third-party operator to operate the property. During the year end December 31, 2019 the company received $1.6 million under the OTA for periods prior to the lease termination, which amounts had previously been fully reserved. This payment under the OTA is included in revenue from tenants in consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of March 31, 2020 and December 31, 2019:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019		Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$3,084	$3,112	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,860	2,884	4.75%	4.75%		Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,246	7,283	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,620	16,695	3.98%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,312	10,359	3.98%	3.98%		Fixed		May 2049
Capital One MOB Loan	35	378,500	378,500	3.66%	3.66%		Fixed	[3]	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%		Fixed		May 2028
Shiloh - Illinois (4)	1	13,883	—	4.34%	—%		Fixed		March 2026
Gross mortgage notes payable	62	551,205	537,533	3.91%	3.90%	(2)
Deferred financing costs, net of accumulated amortization (5)		(7,612)	(7,718)
Mortgage premiums and discounts, net		(1,516)	(1,531)
Mortgage notes payable, net		$542,077	$528,284
_____________
(1) Does not include real estate assets mortgaged to secure advances under the Fannie Mae Master Credit Facilities or eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below). The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities for additional details).
(2) Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2020 and December 31, 2019. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(3) Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements . In connection with the amendment to this loan in December 2019 (see additional details below), the Company terminated the previous interest rate swap agreements and entered into new interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(4) The Company assumed this fixed rate mortgage when it acquired a property during the three months ended March 31, 2020.
(5) Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
As of March 31, 2020, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of March 31, 2020, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of March 31, 2020 and December 31, 2019:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$195,618	$100,618	3.27%	4.08%		Variable		Mar. 2023

Term Loan			150,000	150,000	3.63%	4.05%		Fixed	(6)	Mar. 2024
Deferred financing costs			(4,394)	(4,671)
Term Loan, net			145,606	145,329
Total Credit Facility	91	(2)	$341,224	$245,947

Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	3.93%	4.17%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	3.98%	4.22%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	113		$700,546	$605,269	3.80%	4.14%	(5)
_______________

(1)	Encumbered properties are as of March 31, 2020.

(2)
The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of March 31, 2020 with a carrying value of $344 million.

(4)
Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of March 31, 2020 with a carrying value of $252 million.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2020 and December 31, 2019.

(6)
Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(7)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
As of March 31, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable,$0.5 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.3 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
Unencumbered and not pledged real estate investments, as of March 31, 2020 was $302.1 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
As of March 31, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.27% and 3.63%, respectively.
The Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with the financial covenants under the Credit Facility, and, as of the date of the closing thereunder, the Company was in compliance with the financial covenants under the Prior Credit Facility.
As of March 31, 2020, $150.0 million was outstanding under the Term Loan, while $195.6 million was outstanding under the Revolving Credit Facility and the unused borrowing availability under the Revolving Credit Facility was $37.4 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
Prior to an amendment to the Credit Facility dated March 24, 2020, until January 1, 2020, the Company was not permitted to increase the rate at which it paid distributions to holders of its common stock (or make other amendments or modifications, including, without limitation, changing the timing or frequency of distribution payments), and, from and after January 1, 2020, the Company would have been subject to a provision in the Credit Facility restricting the Company from paying distributions (as defined in the Credit Facility) in any fiscal quarter that, when added to the aggregate amount of distribution payments in the same fiscal quarter and the preceding three fiscal quarters (calculated on an annualized basis during the first three fiscal quarters for which the provisions were in effect and otherwise in accordance with our Credit Facility), exceed 95% of Modified FFO (as defined in the Credit Facility which is different from MFFO as disclosed in this Quarterly Report on Form 10-Q) during the applicable period.
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
March 31, 2020
(Unaudited)

Fiscal Quarter	Percentage
April 1, 2020 to June 30, 2020	115%
July 1, 2020 to September 30, 2020	110%
October 1, 2020 to December 31, 2020	110%
January 1, 2021 to March 31, 2021	105%
April 1, 2021 to June 30, 2021	105%
July 1, 2021 to September 30, 2021	100%
October 1, 2021 to December 31, 2021	100%

The Company is not subject to any limit on paying distributions in excess of a percentage of Modified FFO during the fiscal quarter ended March 31, 2020, and the distributions paid during this quarter will not be applied to subsequent quarters. For these purposes, the limit on distributions and Modified FFO for each fiscal quarter will be calculated based only on the fiscal quarters that have elapsed from and after the fiscal quarter commencing on April 1, 2020. Beginning with the fiscal quarter commencing January 1, 2021, the limit on distributions and Modified FFO for each fiscal quarter will be calculated based on the four-quarter period ending with that fiscal quarter.
Prior to the amendment, until the Company became subject to the limit on paying distributions in excess of 95% of Modified FFO, the Company was subject to a covenant requiring it to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties is lower. Following the amendment, even after the Company becomes subject to the limit on paying distributions in excess of 95% of Modified FFO, the Company will remain subject to the covenant requiring it to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties will remain the same.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2020 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2020 (remainder)	$837	$—	$837
2021	1,191	130	1,321
2022	1,241	2,820	4,061
2023	6,383	200,115	206,498
2024	1,094	154,497	155,591
Thereafter	540,459	347,378	887,837
Total	$551,205	$704,940	$1,256,145

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2020
Derivative assets, at fair value	$—	$66	$—	$66
Derivative liabilities, at fair value	—	42,405	—	42,405
Total	$—	$42,471	$—	$42,471

December 31, 2019
Derivative assets, at fair value	$—	$392	$—	$392
Derivative liabilities, at fair value	—	5,305	—	5,305
Total	$—	$5,697	$—	$5,697

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of March 31, 2020. As of March 31, 2020, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company did not record any impairments for its held for use real estate investments during the quarter ended March 31, 2020. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2020 and December 31, 2019. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
March 31, 2020
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		March 31, 2020		December 31, 2019
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$551,205	$542,541	$537,533	$545,414
Credit Facility	3	$345,618	$340,243	$250,618	$250,618
Fannie Mae Master Credit Facilities	3	$359,322	$350,129	$359,322	$370,122

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At March 31, 2020, the carrying value under the Revolving Credit Facility and Fannie Mae Master Credit Facilities does not approximate fair value, due to the widening of the credit spread during the period. At December 31, 2019, the carrying amount approximated the fair value.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

(In thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$—	$377
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$42,405	$5,305
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$66	$15

Cash Flow Hedges of Interest Rate Risk
The Company currently has nine interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the MOB Loan during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million was recorded as an increase to interest expense for the three months ended March 31, 2020 and approximately $1.9 million remained in AOCI as of March 31, 2020.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2020 through March 31, 2021, the Company estimates that $9.5 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of March 31, 2020 and December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(37,715)	$(2,028)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(450)	$391
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(13,257)	$(13,943)

Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were a gain of $16,000 and a loss of $43,000 for the three months ended March 31, 2020 and March 31, 2019, respectively. The Company paid $34,000 to enter into an interest rate cap contract during the three months ended March 31, 2020 with an effective date of April 1, 2020 and notional value of $53.4 million to replace two expiring caps with similar amounts. As the cap was not yet effective as of March 31, 2020, it has been excluded from the notional amount in the table below.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	7	$359,322	6	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2020	$66	$(42,405)	$—	$(42,339)	$—	$—	$(42,339)
December 31, 2019	$392	$(5,305)	$—	$(4,913)	$—	$—	$(4,913)

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $44.9 million. As of March 31, 2020, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $44.9 million at March 31, 2020.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2020 and December 31, 2019, the Company had 92,012,616 and 92,356,664 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
On February 20, 2018, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On April 3, 2020, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2019, which was approved by the Board on March 31, 2020. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2019. The Company had 1,610,000 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2019 and March 31, 2020.
Dividends on Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by the Company’s board of directors and declared by us. The first quarterly dividend for the Series A Preferred Stock was paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from December 11, 2019 to December 31, 2019. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
Tender Offer
On January 9, 2020, the Company announced a tender offer (the “2020 Tender Offer”) to purchase up to 200,000 shares of its common stock for cash at a purchase price equal to $8.50 per share with the proration period and withdrawal rights expiring February 7, 2020. The Company made the 2020 Tender Offer in response to an unsolicited offer to stockholders commenced on

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
On August 20, 2019, the Company announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. The Company completed the repurchases on October 30, 2019.
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
The table below reflects the number of shares repurchased, under the SRP, cumulatively through March 31, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,391,519	$20.95
Three months ended March 31, 2020 (2)	505,101	$17.50
Cumulative repurchases as of March 31, 2020	4,896,620	$20.59
_________
(1) Repurchases made in 2019 include: (i) 656,433 common shares repurchased on April 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25 and (ii) 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of common stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(2) Includes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2020, the Company issued 0.4 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $6.3 million.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2020 and December 31, 2019, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2020 and December 31, 2019, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to and a restatement of the then-effective advisory agreement, by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded, amended and restated the previously effective advisory agreement (the “Original A&R Advisory Agreement”), took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement expires February 17, 2027, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days’ notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
On July 25, 2019, the Company entered into Amendment No. 1 to the Second Amended and Restated Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this footnote.
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through March 31, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2020, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equal to the distribution rate received on the Company’s common stock. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the three months ended March 31, 2020 and 2019.
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. Neither party provided notice of intent to terminate. The current term of the A&R Property Management Agreement expires February 17, 2021. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended March 31, 2020 and 2019, the Company incurred $2.2 million and $2.7 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

	Three Months Ended March 31,			Payable (Receivable) as of
	2020		2019
(In thousands)	Incurred		Incurred	March 31, 2020		December 31, 2019
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$70		$18	$70		$—
Ongoing fees and reimbursements:
Asset management fees	4,997		4,875	—		27
Property management fees	1,052		893	(30)		(44)
Professional fees and other reimbursements	2,493	(2)	2,875	(185)	(3)	(377)	(3)
Distributions on Class B Units (1)	76		75	—		—
Total related party operation fees and reimbursements	$8,688		$8,736	$(145)		$(394)
_______________

(1)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of March 31, 2020, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

(2)	Includes $1.7 million related to the Capped Reimbursement Amount for the three months ended March 31, 2020.

(3)
Balance includes a receivable of $0.4 million from the Advisor as of March 31, 2019 and $0.5 million at December 31, 2019, previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020. The first payment was received during the three months ended March 31, 2020.

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three months ended March 31, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2020 or 2019. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
March 31, 2020
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
In August 2017, the Board amended the RSP to provide that the number of restricted shares comprising the automatic annual award to each of the independent directors would be equal to the quotient of $30,000 divided by the then-current Estimated Per-Share NAV and subsequently amended and restated the RSP to eliminate the automatic annual awards and to make other revisions related to the implementation of a new independent director equity compensation program. As part of this new independent director equity compensation program, the Board approved a one-time grant of restricted share awards to the independent directors as follows: (i) 300,000 restricted shares to the chairman, with one-seventh of the shares vesting annually in equal increments over a seven-year period with initial vesting on August 4, 2018; and (ii) 25,000 restricted shares to each of the three other independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on August 4, 2018. In connection with these one-time grants, the restricted shares granted as automatic annual awards in connection with the Company’s 2017 annual meeting of stockholders on July 21, 2017 were forfeited. In connection with his election to the Board in July 2019, B.J. Penn received an award of 15,000 restricted shares vesting annually in equal increments over a three-year period with initial vesting on August 4, 2020. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table reflects the amount of restricted shares outstanding as of March 31, 2020 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2019	277,241	$21.18
Vested	—	—
Granted	—	—
Forfeitures	—	—
Unvested, March 31, 2020	277,241	21.63

As of March 31, 2020, the Company had $5.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 3.9 years. Compensation expense related to restricted shares was approximately $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2020 or 2019.
Note 12 — Accumulated Other Comprehensive Loss
The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2019	$(7,043)
Other comprehensive income, before reclassifications	(37,715)
Amount of gain reclassified from accumulated other comprehensive loss	450
Balance, March 31, 2020	$(44,308)

Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of March 31, 2020 and December 31, 2019, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company’s common stock or a corresponding number of shares of the Company’s common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2020 and 2019, OP Unit non-controlling interest holders were paid distributions of $0.1 million and $0.1 million, respectively.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	As of March 31, 2020	As of March 31, 2020	As of March 31, 2020	As of December 31, 2019	2020	2019
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$330	1.9%	$14,099	$14,220	$87	$87
UnityPoint Clinic Portfolio	December 2017	$488	5.0%	$8,744	$8,842	$—	$—
_______
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net loss attributable to stockholders (in thousands)	$(24,744)	$(5,111)
Basic and diluted weighted-average shares outstanding	91,960,960	92,894,608
Basic and diluted net loss per share	$(0.27)	$(0.06)

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

	Three Months Ended March 31,
	2020	2019
Unvested restricted shares (1)	277,241	322,242
OP Units (2)	405,998	405,998
Class B Units (3)	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,042,489	1,087,490
_________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 277,241 and 322,242 unvested restricted shares outstanding as of March 31, 2020 and 2019, respectively.

(2) Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of March 31, 2020 and 2019.

(3)
Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 Class B Units outstanding as of March 31, 2020 and 2019. These Class B Units are unvested as of March 31, 2020 and 2019 (see Note 9 — Related Party Transactions for additional information).

Note 15 — Segment Reporting
During the three months ended March 31, 2020 and 2019, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
As described in more detail below, on April 1, 2019 the Company transitioned one property located in Wellington, Florida (the “Transition Property”) from its triple-net leased healthcare facilities segment to its Seniors Housing — Operating Properties segment. See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for and three months ended March 31, 2020 and 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following tables reconcile the segment activity, adjusted for the Transition Property to consolidated net loss for the periods presented:

	Three Months Ended March 31,
	2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$26,370	$4,707	$69,158	$100,235
Property operating and maintenance	7,610	1,474	52,639	61,723
NOI	$18,760	$3,233	$16,519	38,512
Impairment charges				(18,038)
Operating fees to related parties				(6,049)
Acquisition and transaction related				(327)
General and administrative				(6,730)
Depreciation and amortization				(20,195)
Interest expense				(13,257)
Interest and other income				5
Gain on sale of real estate investments				2,306
Gain on non-designated derivatives				16
Income tax expense				(332)
Net loss attributable to non-controlling interests				87
Preferred stock dividends				(742)
Net loss attributable to stockholders				$(24,744)
_________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three months ended March 31, 2020.

	Three Months Ended March 31,
	2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,257	$3,536	$59,925	$88,718
Property operating and maintenance	6,947	411	45,441	52,799
NOI	$18,310	$3,125	$14,484	35,919
Impairment charges				—
Operating fees to related parties				(5,768)
Acquisition and transaction related				(18)
General and administrative				(6,298)
Depreciation and amortization				(20,685)
Interest expense				(13,943)
Interest and other income				4
Gain on sale of real estate investment				6,078
Loss on non-designated derivative instruments				(43)
Income tax expense				(338)
Net income attributable to non-controlling interests				(19)
Net loss attributable to stockholders				$(5,111)
_______________

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three months ended March 31, 2019.

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2020	December 31, 2019
ASSETS
Investments in real estate, net:
Medical office buildings	$904,865	$891,477
Triple-net leased healthcare facilities (1)	306,404	305,250
Seniors housing — operating properties (1)	971,691	856,864
Total investments in real estate, net	2,182,960	2,053,591
Assets held for sale	10,784	70,839
Cash and cash equivalents	90,534	95,691
Restricted cash	16,036	15,908
Derivative assets, at fair value	66	392
Straight-line rent receivable, net	22,321	21,182
Operating lease right-of-use assets	14,335	14,351
Prepaid expenses and other assets	39,651	39,707
Deferred costs, net	14,212	13,642
Total assets	$2,390,899	$2,325,303
______________________
(1) The Transition Property is presented within the Seniors Housing — Operating Properties segment as of March 31, 2020 and December 31, 2019.
(2) Included in the triple net leased healthcare facilities segment.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
Medical office buildings	$2,301	$201
Triple-net leased healthcare facilities	3,684	34
Seniors housing — operating properties (1)	5,112	1,552
Total capital expenditures	$11,097	$1,787

______________________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and three months ended March 31, 2020 and 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 16 — Commitments and Contingencies
As of March 31, 2020, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 13.0 years to 88.0 years. The Company did not enter into any additional ground leases during the quarter ended March 31, 2020.
As of March 31, 2020, the Company’s balance sheet includes ROU assets and liabilities of $14.3 million and $9.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 42.4 years and a weighted-average discount rate of 7.3% as of March 31, 2020. For the three months ended March 31, 2020, the Company paid cash of $0.2 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million, on a straight-line basis in accordance with the standard. The Company recorded expense of $0.2 million for the three months ended march 31, 2019. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of March 31, 2020:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2020 (remainder)	$489	$61
2021	663	84
2022	682	86
2023	684	88
2024	686	90
Thereafter	29,381	7,500
Total minimum lease payments	32,585	7,909
Less: amounts representing interest	(23,446)	(3,075)
Total present value of minimum lease payments	$9,139	$4,834
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of March 31, 2020. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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

•	The trading price of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), may fluctuate significantly.

•	Our development property in Jupiter, Florida is now substantially complete, but only 10% of the property is leased and the property is not generating cash flow.

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

•
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and operators and their respective businesses.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our Series A Preferred Stock, common stock and the cash available for dividends and other distributions.

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

Overview
We were incorporated on October 15, 2012, and are a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
We invest in healthcare real estate, focusing on seniors housing properties and medical office buildings (“MOB”) located in the United States. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the “Property Manager”) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, and these related parties receive compensation, fees and expense reimbursements from us for services related to managing our business and investments. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP.
As of March 31, 2020, we owned 200 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.7 million rentable square feet.
Our initial public offering of its common stock, which is not listed on a national securities exchange, closed in November 2014, and, in December 2019, our initial public offering of Series A Preferred Stock closed, and we listed our Series A Preferred Stock on The Nasdaq Global Market under the symbol “HTIA.”
On April 3, 2020, we published a new estimate of per share net asset value (“Estimated Per-Share NAV”) equal to $15.75 as of December 31, 2019 which was approved by our board of directors (the “Board”) on March 31, 2020. Our previous Estimated Per-Share NAV was equal to $17.50 as of December 31, 2018. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19 affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:

•
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below).

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of March 31, 2020, our MOB segment had an occupancy of 91.0% with a weighted-average remaining lease term of 5.0 years, (based on annualized straight-line rent as of March 31, 2020) and our triple-net leased healthcare facilities segment had a high occupancy level of 95.1% with a weighted average remaining lease term of 7.6 years (based on annualized straight-line rent as of March 31, 2020) and our Seniors Housing — Operating Properties segment (“SHOP”) had an occupancy of 84.1%. During March and April of 2020, we experienced a decline in occupancy and an increase in costs at our SHOP portfolio. For additional information on our SHOP portfolio, see the “Management Actions - Seniors Housing Properties” section below.

•	Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We do not have any significant debt principal repayments due until 2023.

•
The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.

•
The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our Credit Facility and the amount available for future borrowings thereunder.

•
The potential negative impact on the health of personnel of our Advisor and operators of our SHOP facilities, particularly if a significant number of the Advisor’s employees or operator’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the first quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
Rent Collections
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected approximately 90% of April’s cash rent in our MOB segment and 89% in our triple-net leased healthcare facilities segment. Cash rental payments for our 63 SHOP properties is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of April cash rent collected for our SHOP segment.
The table below presents additional information on our April cash rent collection status in our MOB segment and triple-net leased healthcare facilities segment and is based on available information as of April 30, 2020. The information below may not be indicative of any future period. The impact of the COVID-19 pandemic on our tenants and operators thus our ability to collect rents in future periods cannot be determined at present:

April Cash Rent Status	Medical Office Buildings	Triple-Net Leased Healthcare Facilities
April cash rent paid (1)	90%	89%
Deferral in negotiation (2)	5%	11%
Approved deferral agreements (3)	4%	—%
Other (4)	1%	—%
	100%	100%
____________
(1) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(2) There can be no assurance that these negotiations will be successful and will lead to formal rent deferral agreements on favorable terms, or at all.
(3) Consists of executed deferral agreements and approved deferral agreements where we and the tenant have agreed to certain rent deferral terms and conditions. The typical rent deferral agreement provides that payment of approximately 30% of the cash rent due each month for April, May and June of 2020 is deferred until the first half of 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements. The tenant is not entitled to any reduction or return of any security deposit until the deferred amounts have been repaid.
(4) In general, this represents tenants that have paid partial April cash rent but where we have not agreed to, or commenced negotiations regarding, any formal deferral arrangements. We expect to collect the remainder of these amounts. There can be no assurance we will be successful in these efforts on a timely basis, or at all.
Seniors Housing Properties
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
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. We also started to experience lower inquiry volumes, and reduced in-person tours. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated in April, and are expected to continue through at least June, and may have a material adverse effect on our revenues and income in the second quarter and potentially other quarters thereafter.
The pandemic raises the risk of an elevated level of resident illness and move-outs at our SHOPs, which could also adversely impact occupancy and revenues as well as increase costs. We believe that the actions we have taken help prevent the introduction of the coronavirus at our properties, but there can be no assurance in this regard. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause significant reputational harm to us and our tenants, managers and operators.
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
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2019 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.

Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain additional information about the properties we owned as of March 31, 2020:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	116	3,891,064	91.0%		5.0	$1,079,121
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple-Net Leased	4	102,753	100.0%		10.8	55,037
Hospitals	6	514,962	90.7%		6.9	133,575
Post-Acute / Skilled Nursing (4)	8	354,016	100.0%		7.6	86,566
Total Triple-Net Leased Healthcare Facilities	18	971,731	95.1%	(6)	7.6	275,178
Seniors Housing — Operating Properties (4)	63	4,559,412	84.1%	(5)	N/A	1,194,715
Jupiter Property — Recently Developed	1	235,445	10.0%	(6)	10.0	74,296
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	200	9,657,652				$2,626,975
_______________

(1)	Inclusive of leases signed but not yet commenced as of March 31, 2020

(2)	Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2020.

(3)
Gross asset value represents total real estate investments, at cost, ($2.6 billion total as of March 31, 2020) and assets held for sale at carrying value ($10.8 million total as of March 31, 2020), net of gross market lease intangible liabilities ($22.7 million total as of March 31, 2020).

(4)
One property was transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through March 31, 2020 (the “Transition Property”). The Transition Property is presented within the Seniors Housing — Operating Properties segment as of March 31, 2020. See Results of Operations for more information on this property.

(5)	Weighted by unit count as of March 31, 2020.

(6)
Our development property in Jupiter, Florida was substantially completed in the fourth quarter of 2019. See Note 3 — Real Estate Investments - “Development Property” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Although a portion of the property has been leased as of December 31, 2019, the property will be separately shown and excluded from combined occupancy numbers until a greater portion of the property has been leased and we consider the property stabilized. Occupancy in the triple-net leased healthcare facilities segment would have been 78.5% had the development property been included.

N/A	Not applicable.

Results of Operations
As of March 31, 2020, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities in the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing properties under a structure permitted by the REIT rules. Under the REIT rules, a REIT may lease “qualified health care” properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of March 31, 2020, we had 11 eligible independent contractors operating 63 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2020, we owned 200 properties. There were 183 properties (our “Same Store” properties) owned for the three months ended March 31, 2020. Our Same Store properties including two vacant land parcels and one development property that was substantially completed in the fourth quarter of 2019. As March 31, 2020, we acquired eight properties (our “Acquisitions”) and disposed of one properties (our “Dispositions”). As described in more detail under “— Comparison of the three Months Ended March 31, 2020 — Transition Properties” below, our Same Store properties includes the one Transition Property that was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through March 31, 2020. We adjusted our Same Store for those segments to include the Transition Property as part of our Same Store in our SHOP segment and excluded it entirely from the Same Store in our triple-net leased healthcare facilities segment (each segment as so adjusted, the “Segment Same Store”). See Results of Operations — The NuVista Tenant for further information about the Transition Property and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2019 to March 31, 2020:

Number of Properties
Number of properties, January 1, 2019	191
Acquisition activity during the year ended December 31, 2019	9
Disposition activity during the year ended December 31, 2019	(7)
Number of properties, December 31, 2019	193
Acquisition activity during the three months ended March 31, 2020	8
Disposition activity during the three months ended March 31, 2020	(1)
Number of properties, March 31, 2020	200

Number of Same Store Properties (1)	183
_______________
(1) Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.
Comparison of the Three Months Ended March 31, 2020 and 2019
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.

Net loss attributable to stockholders was $24.7 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. The following table shows our results of operations for the three months ended March 31, 2020 and 2019 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	%
Revenue from tenants	$100,235	$88,718	$11,517	13%

Operating expenses:
Property operating and maintenance	61,723	52,799	8,924	17%
Impairment charges	18,038	—	18,038	100%
Operating fees to related parties	6,049	5,768	281	5%
Acquisition and transaction related	327	18	309	1,717%
General and administrative	6,730	6,298	432	7%
Depreciation and amortization	20,195	20,685	(490)	(2)%
Total expenses	113,062	85,568	27,494	32%
Operating (loss) income before gain on sale of real estate investments	(12,827)	3,150	(15,977)	(507)%
Gain on sale of real estate investment	2,306	6,078	(3,772)	(62)%
Operating (loss) income	(10,521)	9,228	(19,749)	(214)%
Other income (expense):
Interest expense	(13,257)	(13,943)	686	(5)%
Interest and other income	5	4	1	25%
Gain (loss) on non-designated derivatives	16	(43)	59	(137)%
Total other expenses	(13,236)	(13,982)	746	(5)%
Loss before income taxes	(23,757)	(4,754)	(19,003)	400%
Income tax expense	(332)	(338)	6	(2)%
Net loss	(24,089)	(5,092)	(18,997)	373%
Net loss (income) attributable to non-controlling interests	87	(19)	106	(558)%
Preferred stock dividends	(742)	—	(742)	100%
Net loss attributable to stockholders	$(24,744)	$(5,111)	$(19,633)	384%
_______________
NM — Not Meaningful

Transition Property
Some of our properties move between our operating segments, for example if they are converted from being triple-net leased to third parties in our triple-net leased healthcare facilities segment to being leased to one of our TRSs and operated and managed on our behalf by a third-party operator in our SHOP segment. When transfers between segments occur, we reclassify the operating results of the transferred properties to their current segment for both the current and all historical periods in order to present a consistent group of property results. See Note 3 — Real Estate Investments, Net - “Impairments” and “Held for Use Assets” and Note 15 — Segment Reporting to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
As described in more detail below, our Same Store includes one Transition Property, our property in Wellington, Florida, which was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the second quarter of 2019. During the three months ended March 31, 2020, as shown in more detail in the table below, the Transition Property contributed approximately $1.0 million of net operating income (“NOI”). The results of operations of the Transition Property are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Property is included in property operating and maintenance expense on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.

The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Property as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Property.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$10,207	$(5,500)	$4,707	$3,536	$—	$3,536	$6,671	$(5,500)	$1,171
Less: Property operating and maintenance	6,019	(4,545)	1,474	1,003	(592)	411	5,016	(3,953)	1,063
NOI	$4,188	$(955)	$3,233	$2,533	$592	$3,125	$1,655	$(1,547)	$108

SHOP Segment
Revenue from tenants	$60,429	$5,500	$65,929	$59,489	$—	$59,489	$940	$5,500	$6,440
Less: Property operating and maintenance	45,641	4,545	50,186	44,413	592	45,005	1,228	3,953	5,181
NOI	$14,788	$955	$15,743	$15,076	$(592)	$14,484	$(288)	$1,547	$1,259

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
In accordance with leasing rules adopted on January 1, 2019, we do not separate non-lease component revenue from the associated lease component, therefore we aggregate revenue from our lease components and non-lease components (tenant operating expense reimbursements) into one line named “Revenue from tenants.” The prior period has been conformed to this new presentation.
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended March 31, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$24,285	$23,714	$571	$1,852	$758	$1,094	$233	$785	$(552)	$26,370	$25,257	$1,113
Less: Property operating and maintenance	6,928	6,702	226	650	344	306	32	(99)	131	7,610	6,947	663
NOI	$17,357	$17,012	$345	$1,202	$414	$788	$201	$884	$(683)	$18,760	$18,310	$450
_______________

(1)	Our MOB segment included 104 Same Store properties.

(2)	Our MOB segment included 12 Acquisition properties.

(3)	Our MOB segment included seven Disposition properties.

(4)	Our MOB segment included 116 properties.
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

During the three months ended March 31, 2020, the MOB segment contributed a $0.5 million increase in NOI as compared to the three months ended March 31, 2019. Of our 17 Acquisitions during the period from January 1, 2019 through March 31, 2020, 12 were MOBs which contributed a $0.8 million increase in NOI. This increase was partially offset by seven MOB Disposition properties which contributed a $0.7 million decrease in NOI, while NOI from our Same Store properties was relatively flat year-over-year.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended March 31, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$4,707	$3,536	$1,171	$—	$—	$—	$—	$—	$—	$4,707	$3,536	$1,171
Less: Property operating and maintenance	1,474	411	1,063	—	—	—	—	—	—	1,474	411	1,063
NOI	$3,233	$3,125	$108	$—	$—	$—	$—	$—	$—	$3,233	$3,125	$108
_________

(1)	Our triple-net leased healthcare facilities segment included 18 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included zero Acquisition properties.

(3)	Our triple-net leased healthcare facilities segment included zero Disposition properties.

(4)	Our triple-net leased healthcare facilities segment included 18 properties.
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
During the three months ended March 31, 2020, revenue from tenants in our triple-net leased healthcare facilities segment increased $1.2 million compared to the three months ended March 31, 2019, driven by our Same Store Properties. Property operating and maintenance expenses of $1.5 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively, primarily relates to property taxes and operating expenses related to four of our properties in Texas discussed in further detail below.
The LaSalle Tenant
We are currently in the process of replacing the tenant at four of our properties in Texas (collectively, the “LaSalle Tenant”). LaSalle Tenant and transitioning four of our properties in Texas from our triple-net leased healthcare facilities segment to our SHOP segment, where they would be leased to one of our TRSs and operated and managed on our behalf by a third-party operator. As of March 31, 2020, the LaSalle Tenant remains in default of the forbearance agreement and owes us $8.2 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of March 31, 2020 and 2019. We incurred bad debt expense of $0.3 million and $1.0 million, related to the LaSalle Tenant during the three months ended March 31, 2020 and 2019, respectively, which is included in revenue from tenants in the consolidated statement of operations.
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
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended March 31, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$65,929	$59,489	$6,440	$3,229	$—	$3,229	$—	$436	$(436)	$69,158	$59,925	$9,233
Less: Property operating and maintenance	50,186	45,005	5,181	2,450	—	2,450	3	436	(433)	52,639	45,441	7,198
NOI	$15,743	$14,484	$1,259	$779	$—	$779	$(3)	$—	$(3)	$16,519	$14,484	$2,035
________

(1)	Our SHOP segment included 60 Same Store properties, including two land parcels.

(2)	Our SHOP segment included 5 Acquisition properties.

(3)	Our SHOP segment included 1 Disposition property.

(4)	Our SHOP segment included 65 properties, including two land parcels.
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
During the three months ended March 31, 2020, revenues from tenants increased by $9.2 million in our SHOP segment as compared to the three months ended March 31, 2019 which was primarily driven by our Transition Property and an increase of $3.2 million due to our Acquisition properties. During the three months ended March 31, 2020, property operating and maintenance expenses increased $7.2 million in our SHOP segment as compared to the three months ended March 31, 2019, primarily due to our Transition Property and an increase of $2.5 million due to our Acquisition properties. Also, as our senior housing operators have responded to the COVID-19 pandemic, operating costs have increased and are expected to continue to increase in future periods. See the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
NuVista Tenant
We had tenants at two of our properties in Florida, which we refer to as the NuVista Tenant that were in default under their leases beginning from July 2017. We incurred $1.1 million of bad debt expense related to the NuVista Tenants, including straight-line rent write-offs, related to the NuVista Tenant during the three months ended March 31, 2019 which is included in revenue from tenants in in the consolidated statement of operations and comprehensive loss. We do not have any receivables due from the NuVista Tenant as of March 31, 2020 or December 31, 2019.
The property in Wellington Florida transitioned to the SHOP segment as of April 1, 2019. In connection with this transition, we replaced the NuVista Tenant as a tenant with a TRS, and engaged a third-party operator to operate the property. This structure is permitted by the REIT rules, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an entity who qualifies as an eligible independent contractor.
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
Other Results of Operations
Impairment Charges
We incurred $18.0 million of impairment charges for the three months ended March 31, 2020 related to an amendment to a purchase and sale agreement (“PSA”) related to the sale of SHOP assets located in Michigan (the “Michigan SHOPs”) to reduce the number of properties to be sold from 14 to 11 and to reduce the sale price from $71.8 million to $11.8 million. We had previously recorded an impairment charge of $22.6 million during the three months ended September 30, 2019 with respect to the 14 properties in connection with our initial entry into the PSA. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the three months ended March 31, 2020.
Operating Fees to Related Parties
Operating fees to related parties were $6.0 million for the three months ended March 31, 2020 and $5.8 million for March 31, 2019.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees have increased $0.1 million due to an increase in the variable portion of the base management fee due to our offering of Series A Preferred Stock in the fourth quarter of 2019 for asset management fees of $5.0 million for the three months ended March 31, 2020 and $4.9 million for 2019.
Property management fees were $1.1 million for the three months ended March 31, 2020 and $0.9 million for the three months ended March 31, 2019. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.3 million for the three months ended March 31, 2020, compared to approximately $18,000 for the three months ended March 31, 2019. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $6.7 million for the three months ended March 31, 2020 compared to $6.3 million for the three months ended March 31, 2019, which includes $2.6 million and $3.0 million, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties. The increase was due to the higher professional frees for audit, transfer and legal services.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.5 million to $20.2 million for the three months ended March 31, 2020 from $20.7 million for the three months ended March 31, 2019. The decrease was due to acquisitions, dispositions and held for sale classifications.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. During the three months ended March 31, 2019, we sold five of six related MOB properties located within the State of New York subject to the same PSA which resulted in gains on sale. These properties sold for net proceeds of $45.4 million, resulting in an aggregate gain on sale of approximately $6.1 million.
Interest Expense
Interest expense decreased by $0.7 million to $13.3 million for the three months ended March 31, 2020 from $13.9 million for the three months ended March 31, 2019. The decrease in interest expense resulted from lower interest rates, partially offset by the increase on average outstanding debt for the periods. As of March 31, 2020 our outstanding debt obligations were $1.3 billion at a weighted average interest rate of 3.79% per year. As of March 31, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.68% per year.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $5,000 and $4,000 for the three months ended March 31, 2020 and 2019, respectively.

Gain (Loss) on Non-Designated Derivatives
The gain (loss) on non-designated derivative instruments for the three months ended March 31, 2020 and 2019 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
We recorded income tax expense of $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax benefits incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.1 million for the three months ended March 31, 2020, compared to income of $19,000 for the three months ended March 31, 2019. These amounts represent the portion of our net income that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities was $19.0 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $14.3 million (net loss of $24.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $4.3 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees and a decrease in prepaid expenses and other assets of $1.3 million. These cash inflows were partially offset by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.2 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2020 was $93.8 million. The cash used in investing activities included $91.0 million for the acquisition of eight properties and $11.1 million in capital expenditures. These cash outflows were partially offset by proceeds from sale of real estate of $8.3 million.
Net cash provided by investing activities during the three months ended March 31, 2019 was $10.5 million. The cash provided by investing activities was due to property dispositions of $45.4 million, partially offset by cash used of $33.1 million for the acquisition of three properties during the period and $1.8 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $69.8 million during the three months ended March 31, 2020 related proceeds of $95.0 million from our Revolving Credit Facility and $0.0 million from our Term Loan. These cash inflows were partially offset by distributions to stockholders of $13.2 million, common stock repurchases of $10.5 million, payments of deferred financing costs of $0.9 million and dividends paid to preferred stockholders of $0.2 million.
Net cash used in financing activities of $39.6 million during the three months ended March 31, 2019 related to payments on our prior senior secured revolving credit facility of $243.3 million, mortgage principal repayments of $8.4 million, distributions to stockholders of $12.3 million and payments of deferred financing costs of $9.1 million. These cash outflows were partially offset by total proceeds received under our Credit Facility of $233.6 million.

Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of MOBs, triple-net leased healthcare facilities and rent derived from lease contracts with residents in our SHOPs, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, to consummate future property acquisitions and to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants and operators are unable to meet their obligations to us and cash flow generated from our SHOPs declines. In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
As of March 31, 2020, we had $90.5 million of cash and cash equivalents. We expect to fund our future short-term operating liquidity requirements, including distributions, through a combination of current cash on hand, proceeds from DRIP, net cash provided by our property operations, proceeds from the Revolving Credit Facility, the Fannie Mae Master Credit Facilities, and other secured financings, proceeds from dispositions and proceeds from our Series A Preferred Stock offering completed in December 2019. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private equity offerings, proceeds from the sale of properties and undistributed funds from operations, if any.
Pursuant to our Credit Facility, beginning with the fiscal quarter ending June 30, 2020, we will be subject to a limit on paying distributions as defined in our Credit Facility that would cause the aggregate amount of distribution payments for the applicable period to exceed a specified percentage of our Modified FFO (as defined in our Credit Facility which is different from MFFO as disclosed in this Quarterly Report on Form 10-Q). Distributions as defined under the Credit Facility include distributions paid to holders of our common stock and dividends paid to holders of our Series A Preferred Stock but do not include distributions that are reinvested under the DRIP. This percentage will be 115% of our Modified FFO for the fiscal quarter ending June 30, 2020 and then will decrease periodically in increments of 5% until it reaches 95% of our Modified FFO in the fiscal quarter ending March 31, 2022 unless we elect for the limit based on 95% of our Modified FFO to apply sooner. For these purposes, the limit on distributions and Modified FFO for each fiscal quarter will be calculated based only on the fiscal quarters that have elapsed from and after the fiscal quarter commencing on April 1, 2020. Beginning with the fiscal quarter commencing January 1, 2021, the limit on distributions and Modified FFO for each fiscal quarter will be calculated based on the four-quarter period ending with that fiscal quarter. Until we become subject to the limit on paying distributions in excess of 95% of our Modified FFO, we will not be permitted to increase the rate at which we pay distributions to holders of our common stock. Pursuant to our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. Because of this restriction, we are not able to use cash that would otherwise be available to us to pay dividends or other distributions or fund property acquisitions and other investments.
Our principal demands for cash are for acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), share repurchases, dividends to holders of our Series A Preferred Stock and distributions to holders of our common stock.
During the first quarter of 2020, our capital expenditures were $11.1 million, of which approximately $3.6 million was related to our development property in Jupiter, Florida. All other capital expenditures were typical for the other properties in our portfolio. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures.
Financings
As of March 31, 2020, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.4%. Net debt totaled $1.2 billion, which represents gross debt ($1.3 billion) less cash and cash equivalents ($90.5 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) and assets held for sale at carrying value ($10.8 million), net of gross market lease intangible liabilities $22.7 million. Impairment charges are already reflected within gross asset value.
As of March 31, 2020, we had total gross borrowings of $1.3 billion, at a weighted average interest rate of 3.8%. As of December 31, 2019, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.0%. As of March 31, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.5 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.3 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
We expect to utilize proceeds from our Credit Facility and our Fannie Mae Master Credit Facilities and other secured financings (including refinancing of our existing mortgage loans) to fund future property acquisitions, as well as other sources of funds that may be available to us. These actions may require us to pledge some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of March 31, 2020 was $302.1 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Mortgage Notes Payable
As of March 31, 2020, we had $551.2 million in mortgage notes payable outstanding. During the first quarter of 2020, we assumed one mortgage for $13.9 million in connection with one of our SHOP property acquisitions. Future scheduled principal payments on our mortgage notes payable for the remainder of 2020 are $0.8 million.
Credit Facility
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
In March 2020, we borrowed an additional $95.0 million under the Revolving Credit Facility which was used to fund acquisitions and other corporate purposes. As of March 31, 2020, $345.6 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $37.4 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. Of the total amount outstanding, $150.0 million was outstanding under our Term Loan, and $195.6 million was outstanding under the Revolving Credit Facility. The Credit Facility is secured by the equity interests and related rights in wholly owned subsidiaries that directly own or lease these real estate assets have been pledged for the benefit of the lenders thereunder. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The Credit Facility requires us to meet certain financial covenants on a quarterly basis. As of March 31, 2020, we were in compliance with the financial covenants under the Credit Facility.
Fannie Mae Master Credit Facilities
As of March 31, 2020, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur during the first five years of the term and not more than one annually for each of the Fannie Mae Master Credit Facilities. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
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
Acquisitions — Three Months Ended March 31, 2020
We completed the acquisitions of one multi-tenant MOBs, three single tenant MOBs and four SHOP for an aggregate contract purchase price of $103.9 million for the three months ended March 31, 2020. The properties are located in Roscoe, IL, Pinnacle, PA and Naples, FL and comprise approximately 320,895 square feet. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Credit Facility) and cash on hand which includes proceeds raised from our offering of Series A Preferred Stock in the fourth quarter of 2019. Six of the properties acquired in the first quarter of 2020 were added to the borrowing base under the Revolving Credit Facility. Also, we assumed a mortgage for approximately $13.9 million encumbering one SHOP property acquired in the first quarter of 2020. We did not complete any acquisitions subsequent to March 31, 2020 and do not currently have any pending transactions.
Disposition and Assets Held for Sale
During the three months ended March 31, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. There was no mortgage on this property. We did not dispose of any properties subsequent to March 31, 2020.
In January 2020, we entered into a PSA for the sale of a portfolio of 14 Michigan SHOPs as a single portfolio for $71.8 million. During April 2020, the PSA was amended so that only 11 of the Michigan SHOPs will be sold pursuant to this PSA for $11.8 million. The closing is expected to occur shortly after the facilities, which are currently closed due to COVID-19, have been opened to the public in compliance with all applicable governmental orders and guidelines, but there can be no assurance as to when this will occur. There also can be no assurance that the sale of these properties will close under the proposed terms, or at all. As of March 31, 2020, for the 11 Michigan SHOPs that are classified as held for sale, seven were part of the borrowing base of the Credit Facility, one was mortgaged under the Fannie Mae Master Credit Facilities and three were unencumbered.
Also, during the fourth quarter of 2019, we began to evaluate the properties in Lutz, Florida, Wellington, Florida and our development property in Jupiter, Florida for potential sales (see “—Development Project” below for additional information on our development project in Jupiter, Florida). We began marketing the properties in 2020, but there can be no assurance these properties will be sold on favorable terms, or at all.
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
During the year ended December 31, 2019, we incurred an additional $5.7 million in capitalized costs, including capitalized interest, related to our development project in Jupiter, Florida. Going forward, these costs will be expensed even though we are not receiving any revenues. During the fourth quarter of 2019, we incurred $1.4 million in expenses related to capitalized interest, insurance and real estate taxes that would have been capitalized prior to the substantial completion of the development property, and we expect that similar expenses will impact our results of operations in future periods. Additionally, during the first quarter of 2020, we incurred approximately $3.6 million in additional capital expenditures for tenant improvements at this property. These expenditures were funded from cash on hand. Except for any tenant improvements required by potential new tenants, we do not currently expect to fund material amounts of capital expenditures at this property during the second quarter of 2020 or in future periods.
We have entered into a lease for 10% of the rentable square feet at the property, but the tenant is not required to pay us cash rent until May 2021. There can be no assurance as to the timing or terms of any additional leases or as to if and when the property may generate positive cash flow allowing us to earn a return on our investment in this property. During the fourth quarter of 2019, in connection with the substantial completion of the development property, we began to evaluate the property for a potential sale. As a result of this potential change in plans, we concluded this held for use asset was impaired and recognized an impairment charge related to this property during the fourth quarter of 2019. We began marketing the property in 2020, but there can be no assurance we will be able to sell this property on a timely basis, on favorable terms or at all.
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
On January 29, 2019, we announced that the Board approved an amendment to the SRP, effective on January 30, 2019, changing the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than March 31, 2019, rather than on or before the 31st day following December 31, 2018. On March 27, 2019, we announced that the Board approved a second amendment to the SRP, effective on March 28, 2019, further extending the date on which any repurchases are to be made in respect of requests made during the period commencing March 13, 2018 up to and including December 31, 2018 to no later than April 30, 2019. On April 30, 2019, we repurchased 505,101 shares for $8.8 million at an average price per share of $17.50, representing 100% of the repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018. These repurchases were funded with cash on hand, which includes proceeds from financings and dispositions.
On July 23, 2019, we announced that the Board approved a third amendment to the SRP, effective July 24, 2019, extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than August 31, 2019, rather than on or before July 31, 2019.
On August 20, 2019, we announced that the Board approved a fourth amendment to the SRP, effective August 22, 2019 extending the date on which repurchases are able to be made in respect of requests made during the period commencing January 1, 2019 up to and including June 30, 2019 to no later than October 31, 2019, rather than on or before August 31, 2019. The Company completed the repurchases in October 2019. We completed the repurchases on October 30, 2019, and the aggregate amount of approximately $7.8 million paid was funded from cash on hand, which included proceeds from financings and dispositions.
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
On January 9, 2020, we announced a tender offer (the “Tender Offer”) to purchase up to 200,000 shares of our common stock for cash at a purchase price equal to $8.50 per share with the proration period and withdrawal rights expiring on February 7, 2020. We made the Tender Offer in response to an unsolicited offer to stockholders commenced on December 31, 2019. The Tender Offer expired in accordance with its terms on February 7, 2020. In accordance with the terms of the Tender Offer, we accepted for purchase 200,000 shares for a total cost of approximately $1.7 million, which was funded with cash on hand.
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
The table below reflects the number of shares repurchased, under the SRP, cumulatively through March 31, 2020:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,391,519	$20.95
Three months ended March 31, 2020 (2)	505,101	17.50
Cumulative repurchases as of March 31, 2020	4,896,620	20.59
_________
(1) Repurchases made in 2019 include: (i) 656,433 common shares repurchased on April 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25 and (ii) 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of common stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(2) Includes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50.

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
Accounting Treatment of Rent Deferrals
We currently anticipate that the majority of the concessions granted to its tenants as a result of the COVID-19 pandemic will be rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on April rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by deferrals. In addition, because we currently believe that these amounts are collectible, we would not plan to adjust from MFFO the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.

The tables below reflect the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss attributable to stockholders (in accordance with GAAP)	$(24,744)	$(5,111)
Depreciation and amortization (1)	19,862	20,463
Impairment charges	18,038	—
Gain on sale of real estate investment	(2,306)	(6,078)
Adjustments for non-controlling interests (2)	(166)	(485)
FFO (as defined by NAREIT) attributable to stockholders	10,684	8,789
Acquisition and transaction related	327	18
Amortization (accretion) of market lease and other intangibles, net	18	(50)
Straight-line rent adjustments	(1,175)	(942)
Amortization of mortgage premiums and discounts, net	15	(66)
(Gain) loss on non-designated derivatives	(16)	43
Capitalized construction interest costs	—	(965)
Adjustments for non-controlling interests (2)	4	25
MFFO attributable to stockholders	$9,857	$6,852
_______

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interest.
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

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended March 31, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(1,130)	$682	$2,471	$(26,767)	$(24,744)
Impairment charges	18,038	—	—	—	18,038
Operating fees to related parties	1	—	—	6,048	6,049
Acquisition and transaction related	—	3	—	324	327
General and administrative	43	4	—	6,683	6,730
Depreciation and amortization	18,870	1,292	33	—	20,195
Interest expense	511	—	—	12,746	13,257
Interest and other income	—	—	—	(5)	(5)
Gain on sale of real estate investments	—	—	(2,306)	—	(2,306)
Gain on non-designated derivative instruments	—	—	—	(16)	(16)
Income tax expense	—	—		332	332
Preferred Stock dividends	—	—	—	742	742
Net loss (income) attributable to non-controlling interests	—	—	—	(87)	(87)
NOI	$36,333	$1,981	$198	$—	$38,512
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended March 31, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$14,390	$118	$6,746	$(26,365)	$(5,111)
Operating fees to related parties				5,768	5,768
Acquisition and transaction related	—	18	—	—	18
General and administrative	37	—	—	6,261	6,298
Depreciation and amortization	20,191	278	216		20,685
Interest expense	(14)	—	—	13,957	13,943
Interest and other income	(4)	—	—	—	(4)
Gain on sale of real estate investments	—	—	(6,078)	—	(6,078)
Loss on non-designated derivative instruments	—	—	—	43	43
Income tax expense	—	—		338	338
Net income (loss) attributable to non-controlling interests	21	—		(2)	19
NOI	$34,621	$414	$884	$—	$35,919

Distributions and Dividends on Series A Preferred Stock
In May 2013, we began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock. In March 2017, the Board authorized a decrease in the rate at which we pay monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum, per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first quarterly dividend for the Series A Preferred Stock, which was sold in an underwritten offering in December 2019 (see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q) was paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from December 11, 2019 to December 31, 2019. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
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
The following table shows the sources for the payment of distributions to common stockholders preferred stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended
	March 31, 2020
(In thousands)		Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$13,225
Distributions reinvested in common stock issued under the DRIP	6,322
Dividends to preferred stockholders	173
Distributions on OP Units	86
Total distributions (1)	$19,806

Source of distribution coverage:
Cash flows provided by operations (2)	$18,952	95.7%
Proceeds received from common stock issued under the DRIP (2)	854	4.3%
Total source of distribution coverage	$19,806	100%

Cash flows provided by operations (in accordance with GAAP)	$18,952
Net loss attributable to stockholders (in accordance with GAAP)	$(24,744)
______________
(1) Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.
(2) Assumes the use of available cash flow from operations before any other sources.
For the three months ended March 31, 2020, cash flows provided by operations were $19.0 million. We have not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand, comprised of proceeds from financings and dispositions. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect an investment in our common stock. There can be no assurance that we will be able to continue paying dividends or other distributions on a regular basis on our common stock, our Series A Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future distributions we pay on our common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend or distribution policy at any time and for any reason, subject to restrictions in our Credit Facility. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares.
Pursuant to our Credit Facility, beginning with the fiscal quarter ending June 30, 2020, we will be subject to a limit on paying distributions as defined in our Credit Facility that would cause the aggregate amount of distribution payments for the applicable period to exceed a specified percentage of our Modified FFO (as defined in our Credit Facility which is different from MFFO as disclosed in this Quarterly Report on Form 10-Q). Distributions as defined under the Credit Facility include distributions paid to holders of our common stock and dividends paid to holders of our Series A Preferred Stock but do not include distributions that are reinvested under the DRIP. This percentage will be 115% of our Modified FFO for the fiscal quarter ending June 30, 2020 and then will decrease periodically in increments of 5% until it reaches 95% of our Modified FFO in the fiscal quarter ending March 31, 2022 unless we elect for the limit based on 95% of our Modified FFO to apply sooner. For these purposes, the limit on distributions and Modified FFO for each fiscal quarter will be calculated based only on the fiscal quarters that have elapsed from and after the fiscal quarter commencing on April 1, 2020. Beginning with the fiscal quarter commencing January 1, 2021, the limit on distributions and Modified FFO for each fiscal quarter will be calculated based on the four-quarter period ending with that fiscal quarter. Until we become subject to the limit on paying distributions in excess of 95% of our Modified FFO, we will not be permitted to increase the rate at which we pay distributions to holders of our common stock.
Our ability to pay dividends and other distributions in the future and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Historically the aggregate amount of distributions paid by us, calculated in accordance with our Credit Facility, has exceeded 115% of our Modified FFO. There can be no assurance as to when, or if, we will be able to generate sufficient cash to comply with distribution limits under our Credit Facility. If we fail to increase the amount of cash we generate from operations, our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected, and we may be required to reduce the amount of dividends and other distributions we pay to ensure compliance.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2020, we were in compliance with the financial and reporting covenants under our loan agreements.
Contractual Obligations
There were no material changes in our contractual obligations as of March 31, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. Commencing with that taxable year, we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but we can provide no assurances that we will operate in a manner so as to remain qualified for taxation as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as set forth below.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic has been rapidly evolving. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, "shelter-in-place" orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns. These health and safety measures, which may remain in place for a significant amount of time, are placing a substantial strain on the business operations of many of our tenants and third-party operators. In many cases, these measures have limited and continue to limit their ability to conduct their normal businesses operations and have adversely impacted their ability or willingness to meet their obligations to us.
The COVID-19 pandemic has triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S. economy and reduced spending power due to the prolonged existence and threat of the COVID-19 pandemic could cause an economic recession in the U.S. all of which could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOP properties. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in revenue and net income. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
Outbreaks, which directly affect our residents and the employees at our senior housing facilities, could materially and adversely disrupt operations, as well as cause significant reputational harm to us and our operators. COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In our SHOP portfolio, particularly, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies. At our SHOP facilities, we bear these cost increases. These trends accelerated in April, and are expected to continue through at least June, and may have a material adverse effect on our revenues and income in the second quarter and potentially other quarters thereafter.
The pandemic raises the risk of an elevated level of resident illness and move-outs at our SHOPs, which could also adversely impact occupancy and revenues as well as increase costs. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause significant reputational harm to us and our tenants, managers and operators. Due to the contagious nature of COVID-19, residents at seniors housing properties may determine to leave the community and the workforce at these facilities may similarly shrink. The operators may be required, or may otherwise determine that it would be prudent, to impose a quarantine of an indeterminate duration. During any quarantine, new residents would not be permitted and the risk of infection and death for other residents or members of the workforce could increase. We may also be required to incur additional costs to identify, contain and remedy the direct or indirect impacts of the coronavirus outbreak, including costs related to implementing quarantines. Moreover, if seniors housing properties across the United States continue to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forego moving into seniors housing properties. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our operating results from our SHOPs, and the values of these properties, may be materially adversely affected.

Within our MOB portfolio, many physician practices have temporarily discontinued nonessential surgeries and procedures due to "shelter-in-place" and other health and safety measures, which has negatively impacted their cash flows. Even if not prohibited from performing elective procedures, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to seek medical care at healthcare facilities for non-urgent issues. Further, the coronavirus pandemic might adversely impact the business of our MOB tenants by causing a decline in the number of patients seeking treatment, by disrupting or delaying production and delivery of medical supplies such as necessary pharmaceuticals (including due to a diversion of resources and priorities toward the treatment of coronavirus) or by causing staffing shortages, which would disrupt property operations. The complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives, may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators.
Additionally, a decrease the willingness of persons to make in-person visits to properties could make it difficult for us to renew or enter into new leases and may impact the lease rates we realize on any new or renewal lease. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
Further, certain of our tenants or our third-party operators may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 which may impact their ability to pay their obligations including any obligations to us.
As a result of these and other factors, tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 may be unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. During the month of April 2020, we collected approximately 90% of the cash rent in our MOB segment and 89% in our triple-net leased healthcare segments. We also entered into rent deferral agreements representing approximately 4% of the cash rent in our MOB segment that would have been due in April 2020 permitting these tenants to defer paying approximately 30% of the cash rent due for April, May and June of 2020 until the first half of 2021. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the April 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under the deferral agreements.
The impact of the COVID-19 pandemic on our tenants and operators and thus our ability to collect rents in future periods and the results of operations of our SHOPs cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances particularly if our tenants continue to experience financial distress and increased operating costs or if healthcare facilities and SHOP properties continue to experience downward pressures on occupancy and increased costs. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed as a result of any federal, state or local restrictions on tenant evictions for failure to make contractual rent payments, which may result in higher reserves for bad debt. If any of our tenants, any guarantor of a tenant’s lease obligations or an operator, files for bankruptcy, we could be further adversely affected due to loss of revenue and a decline in income produced by the property or properties operated by the third-party operator.
Because substantially all of our income is derived from our properties, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us or if the income generated by our SHOPs is significantly adversely affected.
In addition to the impacts on us related to the impacts on our tenants and operators described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:

•
difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund the purchase of properties and meet other capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and paying dividends and other distributions, and may have similar effects on our tenants and operators and their ability to fund their business operations and meet their obligations to us;

•
disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;

•
the volatility in the global stock markets caused by the COVID-19 pandemic and its effects and the recent declines in the price of Series A Preferred Stock and the value of our common stock and could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;

•	we may reduce the number of properties we seek to acquire in the near future;

•
planned dispositions may not occur within the expected timeframe or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic;

•
if we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends and other distributions we pay or identify other financing sources, and there can be no assurance that other sources will be available on favorable terms, or at all;

•
our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements and maintain compliance with restrictions on the payment of dividends in our Credit Facility, which may be adversely affected to the extent the decreases in cash rent collected from our tenants and income from our operators cause a decrease in availability of future borrowings under our Credit Facility;

•
if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements, including restrictions on the payment of dividends under our Credit Facility, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;

•	we may recognize impairment charges on our assets;

•
one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•	we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;

•	tenants and operators may be subject to lawsuits related to COVID-19 outbreaks that may occur at our properties and insurance coverage may not be sufficient to cover any potential losses;

•
if we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, the difficulty of repositioning those properties with another tenant or operator may be exacerbated by the COVID-19 pandemic, as new operators or tenants may not be willing to take on the increased exposure, especially while active cases are occurring;

•	difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;

•	our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;

•
increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;

•
increased operating risks resulting from changes to operations of our third-party operators, including their personnel, which may adversely impact the services provided by our third-party operators with respect to our SHOP properties; and

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
In order to provide common stockholders with interim liquidity, the Board has adopted the SRP, which enables our common stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. For additional information on the SRP, see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our SRP activity for the periods presented. Repurchases are currently consummated using the most recently published Estimated Per- Share NAV at the time of the repurchase.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,391,519	$21.56
Three months ended March 31, 2020 (2)	505,101	17.50
Cumulative repurchases as of March 31, 2020	4,896,620	20.59
_________
(1) Repurchases made in 2019 include: (i) 656,433 common shares repurchased on April 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $20.25 and (ii) 446,830 shares of common stock repurchased for $7.8 million at an average price per share of $17.50 on October 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of common stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(2) Includes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.4 (4)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
10.1 (5)
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

99.1 (6)	Fifth Amendment to Second Amended and Restated Share Repurchase Program.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2020.