Form 10-Q
period 2020-06-30
Healthcare Trust, Inc.
filed 2020-08-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 10, 2020, the registrant had 92,527,502 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$212,575	$207,335
Buildings, fixtures and improvements	2,134,620	2,004,116
Acquired intangible assets	279,175	269,616
Total real estate investments, at cost	2,626,370	2,481,067
Less: accumulated depreciation and amortization	(473,572)	(427,476)
Total real estate investments, net	2,152,798	2,053,591
Assets held for sale	10,788	70,839
Cash and cash equivalents	83,525	95,691
Restricted cash	16,248	15,908
Derivative assets, at fair value	74	392
Straight-line rent receivable, net	22,867	21,182
Operating lease right-of-use assets	14,319	14,351
Prepaid expenses and other assets (including $429 and $394 due from related parties as of June 30, 2020 and December 31, 2019, respectively)	35,893	39,707
Deferred costs, net	13,937	13,642
Total assets	$2,350,449	$2,325,303

LIABILITIES AND EQUITY
Mortgage notes payable, net	$541,950	$528,284
Credit facilities, net	700,824	605,269
Market lease intangible liabilities, net	11,493	12,052
Derivative liabilities, at fair value	44,971	5,305
Accounts payable and accrued expenses	44,746	43,094
Operating lease liabilities	9,145	9,133
Deferred rent	7,484	8,521
Distributions payable	7,530	6,901
Total liabilities	1,368,143	1,218,559

7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 1,610,000 authorized, 1,610,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	16	16
Common stock, $0.01 par value, 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019, and 92,398,190 shares of common stock issued and outstanding as of June 30, 2020 and 92,356,664 outstanding as of December 31, 2019, respectively	924	923
Additional paid-in capital	2,081,074	2,078,628
Accumulated other comprehensive loss	(46,489)	(7,043)
Distributions in excess of accumulated earnings	(1,058,014)	(971,190)
Total stockholders’ equity	977,511	1,101,334
Non-controlling interests	4,795	5,410
Total equity	982,306	1,106,744
Total liabilities and equity	$2,350,449	$2,325,303

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from tenants	$94,664	$96,287	$194,899	$185,005

Operating expenses:
Property operating and maintenance	59,788	58,804	121,511	111,603
Impairment charges	13,793	19	31,831	19
Operating fees to related parties	5,936	5,826	11,985	11,594
Acquisition and transaction related	178	31	505	49
General and administrative	4,730	4,314	11,460	10,612
Depreciation and amortization	20,183	20,299	40,378	40,984
Total expenses	104,608	89,293	217,670	174,861
Operating (loss) income before gain on sale of real estate investments	(9,944)	6,994	(22,771)	10,144
Gain on sale of real estate investments	—	—	2,306	6,078
Operating (loss) income	(9,944)	6,994	(20,465)	16,222
Other income (expense):
Interest expense	(12,580)	(12,806)	(25,837)	(26,749)
Interest and other income	36	—	41	4
Gain (loss) on non-designated derivatives	8	(5)	24	(48)
Total other expenses	(12,536)	(12,811)	(25,772)	(26,793)
Loss before income taxes	(22,480)	(5,817)	(46,237)	(10,571)
Income tax benefit (expense)	332	(297)	—	(635)
Net loss	(22,148)	(6,114)	(46,237)	(11,206)
Net loss attributable to non-controlling interests	87	60	174	41
Preferred stock dividends	(750)	—	(1,492)	—
Net loss attributable to common stockholders	(22,811)	(6,054)	(47,555)	(11,165)
Other comprehensive loss:
Unrealized loss on designated derivatives	(2,355)	(8,416)	(39,620)	(10,835)
Comprehensive loss attributable to common stockholders	$(25,166)	$(14,470)	$(87,175)	$(22,000)

Basic and diluted weighted-average shares outstanding	91,980,953	91,783,557	91,970,957	92,335,665
Basic and diluted net loss per share	$(0.25)	$(0.07)	$(0.52)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Issuance of Preferred Stock, net	—	—	—	—	(366)	—	—	(366)	—	(366)
Common stock issued through distribution reinvestment plan	—	—	746,627	8	12,581	—	—	12,589	—	12,589
Common stock repurchases	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	676	—	—	676	—	676
Distributions declared on common stock, $0.85 per share	—	—	—	—	—	—	(39,269)	(39,269)	—	(39,269)
Preferred stock dividends declared, $1.84 per share	—	—	—	—	—	—	(1,492)	(1,492)	—	(1,492)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(173)	(173)
Unrealized loss on designated derivative	—	—	—	—	—	(39,620)	—	(39,620)	—	(39,620)
Net loss	—	—	—	—	—	—	(46,063)	(46,063)	(174)	(46,237)
Rebalancing of ownership percentage	—	—	—	—	94	174	—	268	(268)	—
Balance, June 30, 2020	1,610,000	$16	92,398,190	$924	$2,081,074	$(46,489)	$(1,058,014)	$977,511	$4,795	$982,306

			Three Months Ended June 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2020	1,610,000	16	92,012,616	$920	$2,074,745	$(44,308)	$(1,015,438)	$1,015,935	$5,237	$1,021,172
Issuance of Preferred Stock, net	—	—	—	—	(366)	—	—	(366)	—	(366)
Common stock issued through distribution reinvestment plan	—	—	385,574	4	6,263	—	—	6,267	—	6,267
Share-based compensation, net	—	—	—	—	338	—	—	338	—	338
Distributions declared on common stock, $0.85 per share	—	—	—	—	—	—	(19,765)	(19,765)	—	(19,765)
Preferred stock dividends declared, $1.84 per share	—	—	—	—	—	—	(750)	(750)	—	(750)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(87)	(87)
Unrealized loss on designated derivative	—	—	—	—	—	(2.355)	—	(2,355)	—	(2,355)
Net loss	—	—	—	—	—	—	(22,061)	(22,061)	(87)	(22,148)
Rebalancing of ownership percentage	—	—	—	—	94	174	—	268	(268)	—
Balance, June 30, 2020	1,610,000	$16	92,398,190	$924	$2,081,074	$(46,489)	$(1,058,014)	$977,511	$4,795	$982,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	91,963.532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934
Impact of adoption of ASC 842	—	—	—	—	(87)	(87)	—	(87)
Common stock repurchases	(656.433)	(7)	(13,286)	—	—	(13,293)	—	(13,293)
Share-based compensation, net	—	—	645	—	—	645	—	645
Distributions declared on common stock, $0.42 per share	—	—	—	—	(39,077)	(39,077)	—	(39,077)
Common stock issued through distribution reinvestment plan	723.245	7	13,944	—	—	13,951	—	13,951
Distributions to non-controlling interest holders	—	—	—	—	—	—	(173)	(173)
Other comprehensive loss	—	—	—	(10,835)	—	(10,835)	—	(10,835)
Net loss	—	—	—	—	(11,165)	(11,165)	(41)	(11,206)
Rebalancing of ownership percentage	—	—	1,648	—	—	1,648	(1,648)	—
Balance, June 30, 2019	92,030.344	$919	$2,034,918	$(6,253)	$(854,660)	$1,174,924	$5,935	$1,180,859

	Three Months Ended June 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2019	92,308.777	$922	$2,039,269	$2,163	$(828,852)	$1,213,502	$7,731	$1,221,233
Common stock repurchases	(656.433)	(7)	(13,286)			(13,293)	—	(13,293)
Share-based compensation, net	—	—	323	—	—	323	—	323
Distributions declared on common stock, $0.21 per share	—	—	—	—	(19,754)	(19,754)	—	(19,754)
Common stock issued through distribution reinvestment plan	378	4	6,964	—	—	6,968	—	6,968
Distributions to non-controlling interest holders	—	—	—	—	—	—	(88)	(88)
Other comprehensive loss	—	—	—	(8,416)	—	(8,416)	—	(8,416)
Net loss	—	—	—	—	(6,054)	(6,054)	(60)	(6,114)
Rebalancing of ownership percentage	—	—	1,648	—	—	1,648	(1,648)	—
Balance, June 30, 2019	92,030.344	$919	$2,034,918	$(6,253)	$(854,660)	$1,174,924	$5,935	$1,180,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(46,237)	$(11,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,378	40,984
Amortization of deferred financing costs	2,519	3,591
Amortization of terminated swap payment	422	—
Amortization of mortgage premiums and discounts, net	29	(103)
Amortization (accretion) amortization of market lease and other intangibles, net	(120)	(35)
Bad debt expense	1,384	3,613
Equity-based compensation	676	645
Gain on sale of real estate investments, net	(2,306)	(6,078)
(Gain) loss on non-designated derivatives	(24)	48
Impairment charges	31,831	19
Changes in assets and liabilities:
Straight-line rent receivable	(1,742)	(1,937)
Prepaid expenses and other assets	3,810	(5,699)
Accounts payable, accrued expenses and other liabilities	1,663	1,829
Deferred rent	(1,037)	(539)
Net cash provided by operating activities	31,246	25,132
Cash flows from investing activities:
Property acquisitions and development costs	(90,985)	(44,371)
Capital expenditures	(13,767)	(6,167)
Leasing commission	(996)
Proceeds from sales of real estate investments	8,294	45,624
Net cash used in investing activities	(97,454)	(4,914)
Cash flows from financing activities:
Payments on credit facilities	—	(243,300)
Proceeds from credit facilities	95,000	120,618
Proceeds from term loan	—	150,000
Payments on mortgage notes payable	(477)	(25,432)
Payments for derivative instruments	(34)	—
Payments of deferred financing costs	(1,160)	(9,697)
Preferred stock issuance costs	(366)	—
Common stock repurchases	(10,539)	(13,286)
Distributions paid on common stock	(26,954)	(25,129)
Dividends paid on preferred stock	(915)	—
Distributions to non-controlling interest holders	(173)	(173)
Net cash, provided by (used in) financing activities	54,382	(46,399)
Net change in cash, cash equivalents and restricted cash	(11,826)	(26,181)
Cash, cash equivalents and restricted cash, beginning of period	111,599	91,358
Cash, cash equivalents and restricted cash, end of period	$99,773	$65,177

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents, end of period	$83,525	$47,498
Restricted cash, end of period	16,248	17,679
Cash, cash equivalents and restricted cash, end of period	$99,773	$65,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,701	$23,115
Cash paid for income taxes	315	447

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$12,589	$13,951
Mortgage assumed in acquisition	$13,883	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
As of June 30, 2020, the Company owned 200 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.7 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2020 and 2019 respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2020.
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
June 30, 2020
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
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the pandemic has been rapidly evolving and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The pandemic has had an adverse impact on economic and market conditions and triggered a period of global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity of some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections in the second quarter of 2020 that have continued in some cases into the third quarter. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second quarter of 2020, the Company has executed lease amendments providing for deferral of rent.
For accounting purposes, in accordance with ASC 842: Leases, normally a Company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which doesn’t apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract.
For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842. Some, but not all of the Company’s lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, the Company has elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

lease. For leases not qualifying for this relief, the Company has applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
The Company has taken precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. These steps include borrowing an additional $95.0 million under the Company’s senior secured credit facility (the “Credit Facility”) in March 2020 to provide more cash on the Company’s balance sheet although the Company has not borrowed additional amounts subsequently. In August 2020, the Company amended the Credit Facility as part of its efforts to continue addressing the adverse impacts of the COVID-19 pandemic. For additional information on the Credit Facility amendment see Note 17 — Subsequent Events.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of June 30, 2020, these leases had a weighted average remaining lease term of 5.5 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under the Company reflects them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted by the REIT rules and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $6.3 million, for the six months ended June 30, 2020. Fees for ancillary services are recorded in the period in which the services are performed.
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
The following table presents future base rent payments on a cash basis due to the Company over the periods indicated over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$46,133
2021	88,749
2022	81,200
2023	68,796
2024	61,953
Thereafter	206,211
Total	$553,042

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectibility periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. During the three and six month periods ended June 30, 2020 the Company recorded reductions of revenue of $0.6 million and $1.4 million, respectively, for uncollectible amounts. During the three and six months ended June 30, 2019, the Company recorded reductions of revenue of $0.9 million and $3.6 million, respectively, for uncollectible amounts.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended June 30, 2020 and 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $10.8 million and $70.8 million of real estate investments held for sale as of June 30, 2020 and December 31, 2019, respectively (see Note 3 — Real Estate Investments, Net for additional information).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 16 — Commitments and Contingencies.
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it includes relief to fund for Medicare providers. Such funds were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company received $3.1 million in these funds during the second quarter of 2020, related to four of its SHOP properties and considered the funds to be a grant contribution from the government. The full amount received was recognized as a reduction of property operating expenses in our consolidated statement of operations for the three and six months ended June 30, 2020 to offset the incurred COVID-19 expenses. The Company does not expect to receive any more CARES Act funds and is exploring ways to offset its exposure to continuing increased COVID-19 operating costs.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Note 3 — Real Estate Investments, Net
Property Acquisitions and Development Costs
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 200 properties as of June 30, 2020. During the six months ended June 30, 2020, the Company, through wholly owned subsidiaries of the OP, completed its acquisitions of one multi-tenant MOB, three single tenant MOBs and four SHOPs for an aggregate contract purchase price of $103.9 million.
The following table presents the allocation of real estate assets acquired and liabilities assumed, as well as capitalized construction in progress, during the six months ended June 30, 2020 and 2019:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Real estate investments, at cost:
Land	$6,900	$3,537
Buildings, fixtures and improvements	86,687	35,227
Development costs	—	3,434
Total tangible assets	93,587	42,198
Acquired intangibles:
In-place leases and other intangible assets (1)	9,385	3,625
Market lease and other intangible assets (1)	472	31
Market lease liabilities (1)	(362)	(1,483)
Total intangible assets and liabilities	9,495	2,173
Mortgage notes payable, net	(13,883)	—
Other assets acquired and liabilities assumed in the Asset Acquisition, net	1,786	—
Cash paid for real estate investments, including acquisitions	$90,985	$44,371
Number of properties purchased	8	5
______

(1)
Weighted-average remaining amortization periods for in-place leases, an above-market lease and a below-market lease liability acquired were 2.3 years and 7.0 years as of June 30, 2020 and 2019, respectively.

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
The Company had been working for some time to obtain a certificate of occupancy for the facility (“CO”), which was ultimately obtained in December 2019. Historically, all construction costs, including capitalized interest, insurance and real estate taxes were capitalized and classified in construction is progress on the Company’s consolidated balance sheet. In December 2019, the development reached substantial completion and the Company reclassified the entire amount in construction in progress.
During the six months ended June 30, 2019, the Company incurred $9.1 million in capitalized costs, including capitalized interest, related to the development project in Jupiter, Florida. All acquisitions in 2020 and 2019 were considered asset acquisitions for accounting purposes.
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
During the fourth quarter of 2019, in connection with the substantial completion of the development property, the Company began to evaluate it for a potential sale. As a result of this potential change in plans, the Company concluded this held for use asset was impaired and recognized an impairment charge to its respective operating real estate components. During the second quarter of 2020, the Company identified a purchaser and began negotiating a purchase and sale agreement (“PSA”) to sell the property. In August 2020, the Company entered into a definitive PSA to sell the property. The disposition is subject to conditions, and there can be no guarantee that the disposition will be completed on the contemplated terms, or at all. See Note 17 — Subsequent Events for further details. As a result the outcomes of negotiations regarding the potential sale during the second quarter of 2020, the Company recognized an additional impairment with respect to the property (see Assets Held For Use and Related Impairments below for additional information) representing the amount by which the carrying amount of the property exceeds the Company’s estimate of the net sales price set forth in the PSA described above.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Significant Tenants
As of June 30, 2020 and 2019, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2020 and 2019:

	June 30,
State	2020	2019
Florida (1)	22.2%	26.2%
Michigan (2)	10.5%	10.6%

_________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
(1) In August 2020, the Company entered into a PSA to sell three assets in Florida including the recently completed development project in Jupiter, Florida and its two skilled nursing facilities in Lutz, Florida and Wellington, Florida. These dispositions are subject to conditions, and there can be no guarantee that the dispositions will be completed on the contemplated terms, or at all. See Note 17 — Subsequent Events for more information.
(2) As of June 30, 2020, the Company had 11 SHOP assets located in Michigan that are under contract to be sold pursuant to a PSA. See “Assets Held for Sale and Related Impairments” in this note for more information.
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amortization of in-place leases and other intangible assets (1)	$3,898	$4,062	$7,907	$7,959
(Accretion) and Amortization of above-and below-market leases, net (2)	$(181)	$(110)	$(218)	$(156)
Amortization of above-and below-market ground leases, net (3)	$40	$21	$79	$43
________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place lease assets	$5,942	$10,710	$8,704	$6,830	$6,070
Other intangible assets	306	613	613	613	588
Total to be added to amortization expense	$6,248	$11,323	$9,317	$7,443	$6,658

Above-market lease assets	$(866)	$(993)	$(645)	$(307)	$(260)
Below-market lease liabilities	904	1,269	1,208	1,095	955
Total to be added to revenue from tenants	$38	$276	$563	$788	$695

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Dispositions
During the six months ended June 30, 2020 the Company sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million.On February 6, 2019, the Company sold five MOB properties in New York for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the six months ended June 30, 2019.
Impairments
The following table presents impairments recorded during the six months ended June 30, 2020. There were no impairments recorded for the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Assets held for sale	$—	$—	$18,038	$—
Assets held for use	13,793	19	13,793	19
Total	$13,793	$19	$31,831	$19

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
The Company determined that the 11 Michigan SHOPs should be classified as held for sale as of June 30, 2020 and the 14 Michigan SHOPs were previously classified as held for sale as of December 31, 2019. An impairment charge of $22.6 million had previously been taken with respect to the 14 Michigan SHOPs during the three months ended September 30, 2019. As a result of the change in the asset group and sales price, the Company recognized an incremental impairment charge of $18.0 million in the six months ended June 30, 2020, bringing the cumulative impairment on the now 11 Michigan SHOPs to $40.7 million, representing the amount by which the carrying amount of the 11 Michigan SHOPs exceeded the Company’s estimate of the net sales price for those 11 properties.
As a result, the three remaining Michigan SHOPs no longer qualify as held for sale and were reclassified to assets held for use at their original carrying values as of March 31, 2020 and an additional $0.7 million in catch-up depreciation was recorded in the six months ended June 30, 2020.
As of June 30, 2020, for the 11 Michigan SHOPs that are classified as held for sale, seven Michigan SHOPs were part of the borrowing base of the Credit Facility, one was mortgaged under the Fannie Mae Master Credit Facilities (as defined below) and three were unencumbered.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that are classified as held for sale as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Land	$797	$4,051
Buildings, fixtures and improvements	9,991	66,788
Assets held for sale	$10,788	$70,839

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
As of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and its two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The Company began marketing the properties in 2020.
During the three months ended June 30, 2020, the Company received multiple bids and accepted a non-binding letter of intent from a prospective buyer to purchase the recently completed development project in Jupiter, Florida for $65.0 million and its two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $53.0 million. During August 2020, the Company entered into PSAs with the buyer on the terms generally set forth in the letter of intent. These dispositions are subject to conditions, and there can be no guarantee that any or all the dispositions will be completed on the contemplated terms or at all. See Note 17 — Subsequent Events for further details.
During the six months ended June 30, 2020, the Company recorded an additional impairment charge of $13.8 million on its recently completed development project in Jupiter, Florida representing the amount by which the carrying amount of the property exceeds the Company’s estimate of the net sales price set forth in the PSA described above. The Company recorded an additional impairment charges of $13.8 million for held for use assets during the three and six months ended June 30, 2020, and recorded impairment charges of $19,000 for held for use assets during the three and six months ended June 30, 2019.
The LaSalle Properties
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. See Note 17 — Subsequent

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Events for further details. In January 2018, the Company entered into an agreement with the prior tenants at the LaSalle Properties (collectively, the “LaSalle Tenant”) in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant paid the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of June 30, 2020, the LaSalle Tenant remains in default of the forbearance agreement and owes the Company $12.7 million of rent, property taxes, late fees, and interest receivable thereunder.
The Company has the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of June 30, 2020. The Company incurred $0.3 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the six months ended June 30, 2020, which is included in revenue from tenants on the consolidated statement of operations and comprehensive loss. The Company incurred $1.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the six months ended June 30, 2019.
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
On October 30, 2019, the court entered into an order appointing a receiver. This receiver was empowered to replace the LaSalle Tenant with a new tenant and operator at the properties, and, on February 15, 2020, the receiver took operational control of the properties. As noted above, the Company worked with the receiver and the Company’s designated third-party operator to transition the LaSalle Properties to its SHOP operating segment on July 1, 2020. Now that the transition is complete, the Company has gained more control over the operations of the LaSalle Properties, and the Company believes this will allow the Company to improve performance and the cash flows generated by the properties. There can be no assurance, however, that completing this transition will result in the Company achieving its operational objectives.
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
In August 2020, the Company entered into a PSA to sell the properties located in Lutz and Wellington Florida. See Note 17
— Subsequent Events.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of June 30, 2020 and December 31, 2019:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019		Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$3,056	$3,112	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,835	2,884	4.75%	4.75%		Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,209	7,283	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,544	16,695	3.98%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,265	10,359	3.98%	3.98%		Fixed		May 2049
Capital One MOB Loan	35	378,500	378,500	3.71%	3.66%		Fixed	(3)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%		Fixed		May 2028
Shiloh - Illinois (4)	1	13,828	—	4.34%	—%		Fixed		March 2026
Gross mortgage notes payable	62	550,937	537,533	3.94%	3.90%	(2)
Deferred financing costs, net of accumulated amortization (5)		(7,486)	(7,718)
Mortgage premiums and discounts, net		(1,501)	(1,531)
Mortgage notes payable, net		$541,950	$528,284
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
(2) Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2020 and December 31, 2019. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
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
(4) The Company assumed this fixed rate mortgage when it acquired a property during the six months ended June 30, 2020.
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
As of June 30, 2020, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of June 30, 2020, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of June 30, 2020 and December 31, 2019:

			Outstanding Facility Amount as of		Effective Interest Rate
Credit Facility	Encumbered Properties (1)		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$195,618	$100,618	2.26%	4.08%		Variable		Mar. 2023

Term Loan			150,000	150,000	4.30%	4.05%		Fixed	(6)	Mar. 2024
Deferred financing costs			(4,116)	(4,671)
Term Loan, net			145,884	145,329
Total Credit Facility	81	(2)	$341,502	$245,947

Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	2.78%	4.17%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	2.83%	4.22%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	103		$700,824	$605,269	2.96%	4.14%	(5)
_______________

(1)	Encumbered properties are as of June 30, 2020.

(2)
The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.

(3)	Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of June 30, 2020 with a carrying value of $344 million.

(4)
Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of June 30, 2020 with a carrying value of $253 million.

(5)	Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2020 and December 31, 2019.

(6)
Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).

(7)	Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
As of June 30, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.4 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
Unencumbered and not pledged real estate investments, as of June 30, 2020 was $287.7 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility.
Credit Facility
On March 21, 2014, the Company, through the OP, entered into a senior secured revolving credit facility (as amended from time to time, the “Prior Credit Facility”). On March 13, 2019, the Company entered into the Credit Facility by amending and restating the Prior Credit Facility prior to its maturity on June 30, 2020. The total commitments under the Credit Facility are $630.0 million and include an uncommitted “accordion feature” whereby, upon the Company’s request, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $370.0 million up to a total of $1.0 billion. On August 10, 2020, the Company and the OP entered into an amendment to the Credit Facility which is part of the Company's efforts to continue addressing the adverse impacts of the COVID-19 pandemic. The amendment revised specific provisions in the Credit Facility governing: (i) payment of distributions; (ii) borrowing availability; (iii) financial covenants; (iv)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

mandatory prepayments with proceeds from capital events; and (v) interest rates. The terms of the Credit Facility without giving effect to these revisions are generally described below. For additional information, see Note 17 — Subsequent Events.
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
As of June 30, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 2.26% and 4.30%, respectively.The Credit Facility contains customary representations, warranties, as well as affirmative and negative covenants.
The amendment to the Credit Facility on August 10, 2020 provides that the covenants restricting payment of distributions to a threshold based on Modified FFO (described below) and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges will not apply for the fiscal quarter ended June 30, 2020. As of June 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.
As of June 30, 2020, $150.0 million was outstanding under the Term Loan, while $195.6 million was outstanding under the Revolving Credit Facility and the unused borrowing availability under the Revolving Credit Facility was $37.4 million. Availability of borrowings is based on a pool of eligible otherwise unencumbered real estate assets comprising the borrowing base thereunder. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
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
June 30, 2020
(Unaudited)

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

Under the Credit Facility prior to the amendment to the Credit Facility in August 2020, the Company was not subject to any limit on paying distributions in excess of a percentage of Modified FFO during the fiscal quarter ended March 31, 2020, and the distributions paid during that quarter would not be applied to subsequent quarters. For these purposes, the limit on distributions and Modified FFO for each fiscal quarter would be calculated based only on the fiscal quarters that have elapsed from and after the fiscal quarter commencing on April 1, 2020. Beginning with the fiscal quarter commencing January 1, 2021, the limit on distributions and Modified FFO for each fiscal quarter would be calculated based on the four-quarter period ending with that fiscal quarter.
Prior to the amendment, until the Company became subject to the limit on paying distributions in excess of 95% of Modified FFO, the Company was subject to a covenant requiring it to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties is lower. Following the amendment, even after the Company becomes subject to the limit on paying distributions in excess of 95% of Modified FFO, the Company will remain subject to the covenant requiring it to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million, and the amount available for borrowings under the Credit Facility assuming the same borrowing base properties would remain the same.
Following the amendment to the Credit Facility in August 2020, the Company is not permitted to pay cash distributions on or repurchase shares of the Company’s common stock until no earlier than the fiscal quarter ending June 30, 2021 (although the Company is not restricted from paying dividends on its Series A Preferred Stock). These restrictions will continue to apply unless certain conditions related to the Company’s liquidity and leverage are met, and there can be no assurance as to when, or if, the Company will meet these conditions. See Note 17 — Subsequent Events
Fannie Mae Master Credit Facilities
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
June 30, 2020
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
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2020 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2020 (remainder)	$577	$—	$577
2021	1,191	130	1,321
2022	1,242	2,820	4,062
2023	6,383	200,115	206,498
2024	1,095	154,497	155,592
Thereafter	540,449	347,378	887,827
Total	$550,937	$704,940	$1,255,877

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
June 30, 2020
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2020
Derivative assets, at fair value	$—	$74	$—	$74
Derivative liabilities, at fair value	—	44,971	—	44,971

December 31, 2019
Derivative assets, at fair value	$—	$392	$—	$392
Derivative liabilities, at fair value	—	5,305	—	5,305

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of June 30, 2020. As of June 30, 2020, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company did not record any impairments for its held for use real estate investments during the quarter ended March 31, 2020. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2020 and December 31, 2019. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		June 30, 2020		December 31, 2019
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$550,937	$538,077	$537,533	$545,414
Credit Facility	3	$345,618	$341,617	$250,618	$250,618
Fannie Mae Master Credit Facilities	3	$359,322	$349,885	$359,322	$370,122

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At June 30, 2020, the carrying value under the Revolving Credit Facility and Fannie Mae Master Credit Facilities does not approximate fair value, due to the widening of the credit spread during the period. At December 31, 2019, the carrying amount approximated the fair value.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(In thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$—	$377
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$44,971	$5,305
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$74	$15

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

In connection with the refinancing of the MOB Loan during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million and $0.4 million was recorded as an increase to interest expense for the three and six months ended June 30, 2020 and approximately $1.7 million remained in AOCI as of June 30, 2020.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2020 through June 30, 2021, the Company estimates that $10.6 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2020 and December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(4,511)	$(7,999)	$(42,226)	$(10,027)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,155)	$417	$(2,606)	$808
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(12,580)	$(12,806)	$(25,837)	$(26,749)

Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments.
Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were a gain of $8,000 and $24,000 the three and six months ended June 30, 2020 and a loss of $5,000 and $48,000 for the three and six months ended June 30, 2019, respectively. The Company paid $34,000 to enter into an interest rate cap contract during the three months ended March 31, 2020 with an effective date of April 1, 2020 and notional value of $53.4 million to replace two expiring caps with similar amounts. As the cap was not yet effective as of June 30, 2020, it has been excluded from the notional amount in the table below.
The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$359,322	6	$359,322

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020	$74	$(44,971)	$—	$(44,897)	$—	$—	$(44,897)
December 31, 2019	$392	$(5,305)	$—	$(4,913)	$—	$—	$(4,913)

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $49.5 million. As of June 30, 2020, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $49.5 million at June 30, 2020.
Note 8 — Stockholders’ Equity
Common Stock
As of June 30, 2020 and December 31, 2019, the Company had 92,398,190 and 92,356,664 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
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
On April 3, 2020, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2019, which was approved by the Board on June 30, 2020. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
In August 2020, the Board determined that future distributions to holders of the Company’s common stock will be payable in shares of the Company’s common stock. For additional information on the changes to the Company’s common stock distribution policy, see Note 17 — Subsequent Events.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2019. The Company had 1,610,000 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2019 and June 30, 2020.
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
June 30, 2020
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

the death or qualifying disability of stockholders during the period commencing July 1, 2019 up to and including December 31, 2019.
Pursuant to the SRP, repurchases were to be made in respect of requests made during the periods when the SRP was active during the active periods under the SRP during the six months ending June 30, 2020 - the period from January 1, 2020 to January 8, 2020 and the period from February 26, 2020 up to and including June 30, 2020 - no later than July 31, 2020.
In August 2020, the Board determined to indefinitely suspend share repurchases under the SRP. For additional information on the suspension of share repurchases under the SRP, see Note 17 — Subsequent Events.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased, under the SRP, cumulatively through June 30, 2020.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,391,519	$20.95
Six months ended June 30, 2020 (2)	505,101	17.50
Cumulative repurchases as of June 30, 2020	4,896,620	20.59
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2020, the Company issued 0.7 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $12.6 million.
For additional information on the changes to the Company’s common stock dividend policy and the effect on the DRIP, see Note 17 — Subsequent Events.
Stockholder Rights Plan

In May 2020, the Company announced that the Board had approved a stockholder rights plan. The dividend of one common share purchase right for each share of the Company’s common stock necessary for the rights plan to become effective has not yet been authorized by the Board.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2020 and December 31, 2019, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2020 and December 31, 2019, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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
June 30, 2020
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through June 30, 2020.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of June 30, 2020, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equal to the distribution rate received on the Company’s common stock. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the six months ended June 30, 2020 and 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

under the Multi-Property CMBS Loan and other subsidiaries of the OP that own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and six months ended June 30, 2020 the Company incurred $2.3 million and $4.7 million, respectively. During the three and six months ended June 30, 2019 the Company incurred $2.7 million and $5.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
As part of this reimbursement, the Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor that provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. Generally, in prior years, these bonuses would be formally awarded to employees of the Advisor or its affiliates in March and paid out in the year subsequent to the year in which services were rendered to the Company. However, in response to the pandemic, these bonus amounts for 2019 are expected to be formally awarded to employees of the Advisor in September 2020 and paid out to the employees of the Advisor or its affiliates from the fourth quarter of 2020 through the third quarter of 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Receivable) as of
	2020	2019	2020	2019
(In thousands)	Incurred	Incurred)	Incurred	Incurred	June 30, 2020		December 31, 2019
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$14	$70	$32	$—		$—
Ongoing fees and reimbursements:
Asset management fees	4,997	4,875	9,994	9,750	—		27
Property management fees	940	950	1,992	1,844	(102)		(44)
Professional fees and other reimbursements (1)	2,652	2,431	5,145	5,306	(327)	(3)	(377)	(3)
Distributions on Class B Units (2)	76	76	152	151	—		—
Total related party operation fees and reimbursements	$8,665	$8,346	$17,353	$17,083	$(429)		$(394)
___________

(1)
Includes $1.8 million and $3.7 million related to the Capped Reimbursement Amount for the three and six months ended June 30, 2020, respectively. Includes $1.7 million and $3.5 million related to the Capped Reimbursement Amount for the three and six months ended June 30, 2019, respectively.

(2)
Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance based Class B Units for asset management services. As of June 30, 2020, the Board had approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.

(3)
Balance includes a receivable of $0.3 million from the Advisor as of June 30, 2020 and $0.5 million at December 31, 2019, previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020. For the three and six months ended June 30, 2020, the Company received $0.1 million and $0.3 million, respectfully.

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the six months ended June 30, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the six months ended June 30, 2020 or 2019. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
The following table reflects the amount of restricted shares outstanding as of June 30, 2020 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2019	277,241	$21.18
Vested	(267)	22.47
Granted	—	—
Forfeitures	—	—
Unvested, June 30, 2020	276,974	21.18

As of June 30, 2020, the Company had $4.7 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 3.6 years. Compensation expense related to restricted shares was approximately $0.3 million and $0.7 million for the three months and six months ended June 30, 2020 respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the six months ended June 30, 2020 or 2019.
Note 12 — Accumulated Other Comprehensive Loss
The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2019	$(7,043)
Other comprehensive loss, before reclassifications	(42,226)
Amount of gain reclassified from accumulated other comprehensive loss	2,606
Rebalancing of ownership percentage	174
Balance, June 30, 2020	$(46,489)

Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of June 30, 2020 and December 31, 2019, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to distributions. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the cash value of a corresponding number of shares of the Company’s common stock or a corresponding number of shares of the Company’s common stock. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the six months ended June 30, 2020 and 2019, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.2 million, respectively.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions (2)		Distributions (2)
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement (1)		Three Months Ended June 30,		Six Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	June 30, 2020	June 30, 2020	June 30, 2020	As of December 31, 2019	2020	2019	2020	2019
Plaza Del Rio Medical Office Campus Portfolio	May 2015	$343	1.9%	$13,913	$14,220	—	—	—	—
UnityPoint Clinic Portfolio	December 2017	$488	5.0%	$8,645	$8,842	$—	$—	$—	$—
_______
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders (in thousands)	$(22,811)	$(6,054)	$(47,555)	$(11,165)
Basic and diluted weighted-average shares outstanding	91,980,953	91,783,557	91,970,957	92,335,665
Basic and diluted net loss per share	$(0.25)	$(0.07)	$(0.52)	$(0.12)

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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unvested restricted shares (1)	277,200	322,131	277,220	322,186
OP Units (2)	405,998	405,998	405,998	405,998
Class B Units (3)	359,250	359,250	359,250	359,250
Total weighted average antidilutive common stock equivalents	1,042,448	1,087,379	1,042,468	1,087,434
_________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 276,974 and 321,709 unvested restricted shares outstanding as of June 30, 2020 and 2019, respectively.

(2) Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 405,998 OP Units outstanding as of June 30, 2020 and 2019.

(3)
Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 359,250 and 359,250 Class B Units outstanding as of June 30, 2020 and 2019. These Class B Units are unvested as of June 30, 2020 and 2019 (see Note 9 — Related Party Transactions for additional information).

Note 15 — Segment Reporting
During the six months ended June 30, 2020 and 2019, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As described in more detail below, on April 1, 2019 the Company transitioned one property located in Wellington, Florida (the “Transition Property”) from its triple-net leased healthcare facilities segment to its Seniors Housing — Operating Properties segment. See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for and six months ended June 30, 2020 and 2019.
In 2018, we had also transitioned (i.e. this asset is now operating as a SHOP asset and is not leased to a third party) a property located in Lutz, Florida from our triple-net leased healthcare facilities segment to our SHOP segment. The results of this property had previously been reclassified in our Same Store operating results in 2018 and, according, require no additional adjustment in 2019.
On July 1, 2020, the Company transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. This segment change will be applied retrospectively to historical periods starting with the quarter ending September 30, 2020. As of June, 30, 2020 the LaSalle Properties are reported in the triple-net segment.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following tables reconcile the segment activity, adjusted for the Transition Property to consolidated net loss for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020				2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,788	$5,218	$63,658	$94,664	$52,160	$9,929	$132,810	$194,899
Property operating and maintenance	7,430	2,588	49,770	59,788	15,040	4,062	102,409	121,511
NOI	$18,358	$2,630	$13,888	34,876	$37,120	$5,867	$30,401	73,388
Impairment charges				(13,793)				(31,831)
Operating fees to related parties				(5,936)				(11,985)
Acquisition and transaction related				(178)				(505)
General and administrative				(4,730)				(11,460)
Depreciation and amortization				(20,183)				(40,378)
Interest expense				(12,580)				(25,837)
Interest and other income				36				41
Gain on sale of real estate investments				—				2,306
Gain on non-designated derivatives				8				24
Income tax benefit (expense)				332				—
Net loss attributable to non-controlling interests				87				174
Preferred stock dividends				(750)				(1,492)
Net loss attributable to stockholders				$(22,811)				$(47,555)
_________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the six months ended June 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,066	$3,462	$67,759	$96,287	$50,324	$6,997	$127,684	$185,005
Property operating and maintenance	8,021	388	50,395	58,804	14,968	799	95,836	111,603
NOI	$17,045	$3,074	$17,364	37,483	$35,356	$6,198	$31,848	73,402
Impairment charges				(19)				(19)
Operating fees to related parties				(5,826)				(11,594)
Acquisition and transaction related				(31)				(49)
General and administrative				(4,314)				(10,612)
Depreciation and amortization				(20,299)				(40,984)
Interest expense				(12,806)				(26,749)
Interest and other income				—				4
Gain on sale of real estate investment				—				6,078
Loss on non-designated derivative instruments				(5)				(48)
Income tax benefit (expense)				(297)				(635)
Net income attributable to non-controlling interests				60				41
Net loss attributable to stockholders				$(6,054)				$(11,165)
_______________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the six months ended June 30, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2020	December 31, 2019
ASSETS
Investments in real estate, net:
Medical office buildings	$895,253	$891,477
Triple-net leased healthcare facilities (1)	291,184	305,250
Seniors housing — operating properties (1)	966,361	856,864
Total investments in real estate, net	2,152,798	2,053,591
Assets held for sale	10,788	70,839
Cash and cash equivalents	83,525	95,691
Restricted cash	16,248	15,908
Derivative assets, at fair value	74	392
Straight-line rent receivable, net	22,867	21,182
Operating lease right-of-use assets	14,319	14,351
Prepaid expenses and other assets	35,893	39,707
Deferred costs, net	13,937	13,642
Total assets	$2,350,449	$2,325,303
______________________
(1) The Transition Property is presented within the Seniors Housing — Operating Properties segment as of June 30, 2020 and December 31, 2019.
(2) Included in the triple net leased healthcare facilities segment.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Medical office buildings	$511	$1,537	$2,812	$1,734
Triple-net leased healthcare facilities	7	—	3,692	17
Seniors housing — operating properties (1)	2,148	2,865	7,260	4,416
Total capital expenditures	$2,666	$4,402	$13,764	$6,167

______________________
(1) The results of operations from the Transition Property are presented within the Seniors Housing — Operating Properties segment for the three and six months ended June 30, 2020 and 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 16 — Commitments and Contingencies
As of June 30, 2020, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 12.3 years to 87.2 years. The Company did not enter into any additional ground leases during the quarter ended June 30, 2020.
As of June 30, 2020, the Company’s balance sheet includes ROU assets and liabilities of $14.3 million and $9.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 41.7 years and a weighted-average discount rate of 7.35% as of June 30, 2020. For the six months ended June 30, 2020, the Company paid cash of $0.2 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million, on a straight-line basis in accordance with the standard. The Company recorded expense of $0.2 million for the three months ended March 31, 2019. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of June 30, 2020:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2020 (remainder)	$327	$41
2021	663	84
2022	682	86
2023	684	88
2024	686	90
Thereafter	29,381	7,500
Total minimum lease payments	32,423	7,889
Less: amounts representing interest	(23,278)	(3,053)
Total present value of minimum lease payments	$9,145	$4,836
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of June 30, 2020. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.
Credit Facility Amendment
On August 10, 2020, the Company, as guarantor, and the OP, as borrower, entered into an amendment to the Credit Facility. The amendment is part of the Company’s efforts to continue addressing the adverse impacts of the COVID-19 pandemic. The amendment revises specific provisions in the Credit Facility governing: (i) payment of distributions; (ii) borrowing availability; (iii) financial covenants; (iv) mandatory prepayments with proceeds from capital events; and (v) interest rates.

•
Distributions. Pursuant to the amendment, until certain conditions are met, the Company may not pay distributions to holders of common stock in cash and other cash distributions, subject to certain exceptions, including that the Company may pay cash dividends on the Series A Preferred Stock or any other preferred stock the Company may issue. As with the similar restriction in effect prior to the amendment, the Company may still pay any cash distributions necessary to maintain its status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. These restrictions will apply until at least the fiscal quarter ending June 30, 2021. Starting with that quarter, these restrictions will no longer apply if, as of the day prior to the commencement of a quarter that the Company has elected (the “Commencement Quarter”), the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by the Company during the Commencement Quarter) and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. Commencing in the Commencement Quarter, the Company will be restricted from paying aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) in any fiscal quarter that exceed 95.0% of Modified FFO (as defined in the Credit Facility) for a look-back period of up to four consecutive fiscal quarters commencing with the Commencement Quarter. Commencing in the Commencement Quarter, additional exceptions to the covenant restricting the payment of cash distributions would allow the Company to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) that would not be counted towards the aggregate amount of cash distributions tested against Modified FFO for the period if, after giving effect to the payments, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%. Prior to the Commencement Quarter, the Company may not repurchase shares of its common stock.

•
Borrowing Availability. The amount available for future borrowings under the Credit Facility is based on the lesser of (i) 55.0% of the value (or in certain cases cost) of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base. Pursuant to the amendment, the interest rate used to calculate the numerator of the minimum debt service coverage ratio will be increased from 7.0% to 8.5%. The Company remains subject to a covenant in the Credit Facility requiring the Company to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million.

•
Financial Covenants. Pursuant to the amendment, the maximum ratio of consolidated total indebtedness to consolidated total asset value will be 67.5% for the period from July 1, 2020 through June 30, 2021, 65% thereafter until the Commencement Quarter, and 62.5% for the Commencement Quarter and thereafter, and the minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges will be 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter.

•
Mandatory Prepayments with Proceeds from Capital Events. Pursuant to the amendment, during the period from August 10, 2020 until the first day of the Commencement Quarter, upon the occurrence of any and all capital events by the Company including, without limitation, all asset sales, refinancings and financings (secured, unsecured or otherwise but excluding borrowings under the Credit Facility), recapitalizations, equity issuances and other similar capital transactions consummated by the Company, the net cash proceeds from the capital event must be used to prepay amounts outstanding under the Revolving Credit Facility without a reduction in commitments. While the operation of this provision would not prohibit the Company from immediately reborrowing any amounts so repaid if the amount available for future borrowings

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

under the Credit Facility at that time was sufficient to permit the Company to do so and all other relevant conditions are met, there can be no assurance in this respect.

•
Interest Rate. Pursuant to the amendment, the applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility will be increased until the Commencement Quarter, at which point the previously applicable margins will again govern. Commencing on August 10, 2020, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. Commencing on August 10, 2020, the Company has the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.80% to 2.55%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.55% to 1.30%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. The amendment also increased the “floor” on LIBOR from 0.00% to 0.25%. Based on the Company’s leverage at the time of the amendment, the highest end of the range applicable margins applied and the interest rate on the Term Loan and Revolving Credit Facility components of the Credit Facility was 2.55% and 2.60%, respectively.

The Company anticipates that LIBOR will only be available in substantially its current form until the end of 2021. The amendment includes provisions related to the anticipated transition, which may occur before LIBOR becomes unavailable, from LIBOR to an alternative benchmark rate under the Credit Facility.
The amendment provides that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges will not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020.
Common Stock Distribution Policy
On August 13, 2020, the Company announced that the Board had approved a change in the Company’s common stock distribution policy in light of the amendment to the Credit Facility described above and to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic. Accordingly, any future distributions authorized by the Board on the Company’s shares of common stock, if and when declared, will be paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The number of shares paid in any stock dividend will continue to be based on the Company’s prior cash distribution rate of $0.85 per share per annum. The Board may further change the Company’s common stock distribution policy at any time and therefore distribution payments are not assured.
Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
 Share Repurchase Program
On August 13, 2020, the Company announced that, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and in light of the amendment to the Credit Facility described above, on August 6, 2020, the Board determined that, effective on August 12, 2020, repurchases under the SRP would be suspended. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the Company’s share repurchase program will be reactivated.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

LaSalle Properties
On July 1, 2020, the Company transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. See Note 3 - Real Estate Investments, Net for further details.
Florida Sales
In August 2020, the Company entered into definitive PSAs to sell the Company's property in Jupiter, Florida for $65.0 million and the two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $53.0 million. These dispositions are subject to conditions, and there can be no guarantee that any or all of the dispositions will be completed on the contemplated terms, or at all.

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

•
Our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior secured credit facility (our “Credit Facility”) restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our Series A Preferred Stock at the current rate.

•	Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.

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

•
The offering price and repurchase price for shares of our common stock under our distribution reinvestment plan (“DRIP”), which is effective for so long as we pay dividends in stock, and our share repurchase program (as amended, the “SRP”), which is currently suspended, may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire us.

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
As of June 30, 2020, we owned 200 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.7 million rentable square feet.
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

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of June 30, 2020, our MOB segment had an occupancy of 92.3% with a weighted-average remaining lease term of 4.9 years, (based on annualized straight-line rent as of June 30, 2020) and our triple-net leased healthcare facilities segment had a high occupancy level of 95.1% with a weighted average remaining lease term of 7.3 years (based on annualized straight-line rent as of June 30, 2020) and our Seniors Housing — Operating Properties segment (“SHOP”) had an occupancy of 79.5%. During the second quarter of 2020, we experienced a decline in occupancy and an increase in costs at our SHOP portfolio, however, we received grants under the CARES Act that helped offset the COVID-19 related operating costs. For additional information on our SHOP portfolio, see the “Management Actions - Seniors Housing Properties” section below.

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

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the second quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
Rent Collections
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected approximately 99% of the original cash rent due for the second quarter of 2020 in our MOB segment and 92% in our triple-net leased healthcare facilities segment. Cash rental payments for our 63 SHOP properties is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of second quarter 2020 cash rent collected for our SHOP segment.

The table below presents cash rent collections for our MOB segment and triple-net leased healthcare facilities segment for the second quarter of 2020 as of July 31, 2020 and therefore includes cash received in July for rent due in the second quarter of 2020. Any cash received in July is not, however, included in cash and cash equivalents on our June 30, 2020 consolidated balance sheet. Rent collections in July 2020 were materially consistent with the second quarter 2020, and we expect this trend to continue; however, the cash rent status below may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. The impact of the COVID-19 pandemic on our tenants and operators thus our ability to collect rents in future periods cannot be determined at present.

Second Quarter 2020 Cash Rent Status	Medical Office Buildings	Triple-Net Leased Healthcare Facilities
Cash rent paid (1)	99%	92%
Approved agreements (2)	1%	8%
	100%	100%
____________
(1) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(2) Consists of executed deferral agreements and approved deferral agreements where we and the tenant have agreed to certain rent deferral terms and conditions. The typical rent deferral agreement provides that payment of approximately 30% of the cash rent due each month for second quarter of 2020 is deferred until the first half of 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements. The tenant is not entitled to any reduction or return of any security deposit until the deferred amounts have been repaid.
Seniors Housing Properties
In early March 2020, we implemented preventative actions at all our seniors housing properties in our SHOP segment, including restrictions on visitation except in very limited and controlled circumstances, social distancing measures, and the immediate screening of all persons entering these facilities. Some of the additional steps we have taken to address the coronavirus pandemic include, among other things, enhanced training for staff members, the implementation of Telehealth to help residents be safe while keeping appointments with important, but non-emergency, health providers, virtual tours for potential new residents, and agreements between some of our facilities and local lab partners to provide testing services. In the absence of visitors, outside vendors and the observance of other precautionary measures, our on-site team members and caregivers have stepped in to provide care for our residents in addition to required medical care.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins which affects our ability fill vacancies. We also started to experience lower inquiry volumes, and reduced in-person tours.As of March 31, 2020, SHOP occupancy was 84.1%, and it had declined to 79.5% as of June 30, 2020. The declines in revenue we experienced during this period were primarily attributable to this decline in occupancy which also represented a decline from June 30, 2019, when SHOP occupancy was 85.3%. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second quarter of 2020, and may continue to impact us in the future and have a material adverse effect on our revenues and income in the third quarter and other quarters thereafter.
The pandemic raises the risk of an elevated level of resident exposed to illness and restrictions on move-ins at our SHOPs, which has and could also continue to adversely impact occupancy and revenues as well as increase costs. We believe that the actions we have taken help reduce the evidences of COVID-19 at our properties, but there can be no assurance in this regard. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause significant reputational harm to us and our tenants, managers and operators.
The extent to which the ongoing global coronavirus pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will continue to depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it includes a relief fund for Medicare providers. Such funds were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We received $3.1 million in these funds during the second quarter of 2020 related to four of its SHOP properties and considered the funds to be a grant contribution from the government. The full amount was recognized as a reduction in property operating expenses in our consolidated statement of operations for the three and six months ended June 30, 2020 to offset the incurred COVID-19 expenses. We do not expect to receive any more CARES Act funds and are exploring ways to offset our exposure to continuing increased COVID-19 operating costs.
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
CARES Act Grants
As discussed in Note 2 — Summary of Significant Accounting Policies - CARES Act Grants, we adopted a new policy with respect to accounting for such grants received.
Properties
The following table presents certain additional information about the properties we owned as of June 30, 2020:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	116	3,894,053	92.3%		4.9	$1,079,537
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple-Net Leased	4	102,753	100.0%		10.5	55,058
Hospitals	6	514,962	90.7%		6.7	133,575
Post-Acute / Skilled Nursing (4)	8	354,016	100.0%		7.3	86,566
Total Triple-Net Leased Healthcare Facilities	18	971,731	95.1%	(6)	7.3	275,199
Seniors Housing — Operating Properties (4)	63	4,559,412	79.5%	(5)	N/A	1,196,873
Jupiter Property — Recently Developed	1	235,445	10.0%	(6)	0	59,775
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	200	9,660,641				$2,615,049
_______________

(1)	Inclusive of leases signed but not yet commenced as of June 30, 2020

(2)	Weighted-average remaining lease term in years is calculated based on square feet as of June 30, 2020.

(3)
Gross asset value represents total real estate investments, at cost, ($2.6 billion total as of June 30, 2020) and assets held for sale at carrying value ($10.8 million total as of June 30, 2020), net of gross market lease intangible liabilities ($22.1 million total as of June 30, 2020).

(4)
One property was transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2020 (the “Transition Property”). The Transition Property is presented within the Seniors Housing — Operating Properties segment as of June 30, 2020. See Results of Operations for more information on this property.

(5)	Weighted by unit count as of June 30, 2020.

(6)
Our development property in Jupiter, Florida was substantially completed in the fourth quarter of 2019. See Note 3 — Real Estate Investments - “Development Property” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Although a portion of the property has been leased since the fourth quarter of 2019, the property will be separately shown and excluded from combined occupancy numbers until a greater portion of the property has been leased and we consider the property stabilized. Occupancy in the triple-net leased healthcare facilities segment would have been 78.5% had the development property been included. In August 2020, we entered into a definitive purchase and sale agreement (“PSA”) to sell the property. The disposition is subject to conditions, and there can be no guarantee that the disposition will be completed on the contemplated terms, or at all.

N/A	Not applicable.

Results of Operations
As of June 30, 2020, we operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities in the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing properties under a structure permitted by the REIT rules. Under the REIT rules, a REIT may lease “qualified health care” properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of June 30, 2020, we had 11 eligible independent contractors operating 63 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2020, we owned 200 properties. There were 183 properties (our “Same Store” properties) owned for the entire year ended December 31, 2019 and the six months ended June 30, 2020. Our Same Store properties including two vacant land parcels and one development property that was substantially completed in the fourth quarter of 2019. During the six months ended June 30, 2020, we acquired eight properties (our “Acquisitions”) and disposed of one property (our “Dispositions”). As described in more detail under “— Comparison of the three Months Ended June 30, 2020 — Transition Properties” below, our Same Store properties includes the one Transition Property that was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2020. We adjusted our Same Store for those segments to include the Transition Property as part of our Same Store in our SHOP segment and excluded it entirely from the Same Store in our triple-net leased healthcare facilities segment (each segment as so adjusted, the “Segment Same Store”). See Note3 — Real Estate Investments, Net for further information about the Transition Property and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2019 to June 30, 2020:

Number of Properties
Number of properties, January 1, 2019	191
Acquisition activity during the year ended December 31, 2019	9
Disposition activity during the year ended December 31, 2019	(7)
Number of properties, December 31, 2019	193
Acquisition activity during the six months ended June 30, 2020	8
Disposition activity during the six months ended June 30, 2020	(1)
Number of properties, June 30, 2020	200

Number of Same Store Properties (1)	183
___________
(1) Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.
In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.

Comparison of the Three Months Ended June 30, 2020 and 2019
Net loss attributable to stockholders was $22.8 million and $6.1 million for the three months ended June 30, 2020 and 2019, respectively. The following table shows our results of operations for the three months ended June 30, 2020 and 2019 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$
Revenue from tenants	$94,664	$96,287	$(1,623)

Operating expenses:
Property operating and maintenance	59,788	58,804	984
Impairment charges	13,793	19	13,774
Operating fees to related parties	5,936	5,826	110
Acquisition and transaction related	178	31	147
General and administrative	4,730	4,314	416
Depreciation and amortization	20,183	20,299	(116)
Total expenses	104,608	89,293	15,315
Operating (loss) income before gain on sale of real estate investments	(9,944)	6,994	(16,938)
Gain on sale of real estate investment	—	—	—
Operating (loss) income	(9,944)	6,994	(16,938)
Other income (expense):
Interest expense	(12,580)	(12,806)	226
Interest and other income (expense)	36	—	36
Gain (loss) on non-designated derivatives	8	(5)	13
Total other expenses	(12,536)	(12,811)	275
Loss before income taxes	(22,480)	(5,817)	(16,663)
Income tax benefit (expense)	332	(297)	629
Net loss	(22,148)	(6,114)	(16,034)
Net loss attributable to non-controlling interests	87	60	27
Preferred stock dividends	(750)	—	(750)
Net loss attributable to common stockholders	$(22,811)	$(6,054)	$(16,757)
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
As described in more detail below, our Same Store includes one Transition Property, our property in Wellington, Florida, which was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the second quarter of 2019. During the three months ended June 30, 2020, as shown in more detail in the table below, the Transition Property contributed approximately $0.8 million of net operating income (“NOI”). The results of operations of the Transition Property are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Property is included in property operating and maintenance expense on the consolidated statement of operations.

On July 1, 2020, we transitioned four of our triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. Beginning with the Company’s reporting for the period ending September 30, 2020 these properties will also become part of the “Transition Properties” and the resultant change will be applied retrospectively to historical periods. As of June, 30, 2020 the LaSalle Properties are reported in the triple-net segment and are not yet part of the “Transition Properties.”
For purposes of the discussion and analysis of the segment results of operations during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Property as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Property.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$8,086	$(2,868)	$5,218	$10,562	$(7,100)	$3,462	$(2,476)	$4,232	$1,756
Less: Property operating and maintenance	4,615	(2,027)	2,588	5,574	(5,186)	388	(959)	3,159	2,200
NOI	$3,471	$(841)	$2,630	$4,988	$(1,914)	$3,074	$(1,517)	$1,073	$(444)

SHOP Segment
Revenue from tenants	$55,712	$2,868	$58,580	$60,187	$7,100	$67,287	$(4,475)	$(4,232)	$(8,707)
Less: Property operating and maintenance	43,503	2,027	45,530	44,752	5,186	49,938	(1,249)	(3,159)	(4,408)
NOI	$12,209	$841	$13,050	$15,435	$1,914	$17,349	$(3,226)	$(1,073)	$(4,299)

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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended June 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$23,633	$23,904	$(271)	$2,161	$1,116	$1,045	$(6)	$46	$(52)	$25,788	$25,066	$722
Less: Property operating and maintenance	6,847	6,966	(119)	580	439	141	3	616	(613)	7,430	8,021	(591)
NOI	$16,786	$16,938	$(152)	$1,581	$677	$904	$(9)	$(570)	$561	$18,358	$17,045	$1,313
_______________

(1)	Our MOB segment included 104 Same Store properties.

(2)	Our MOB segment included 12 Acquisition properties.

(3)	Our MOB segment included seven Disposition properties.

(4)	Our MOB segment included 116 properties.
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
During the three months ended June 30, 2020, the MOB segment contributed a $1.3 million increase in NOI as compared to the three months ended June 30, 2019. Of our 17 Acquisitions during the period from January 1, 2019 through June 30, 2020, 12 were MOBs which contributed a $0.9 million increase in NOI and our Disposition properties which contributed a $0.6 million increase in NOI due to lower property operating expenses, while NOI from our Same Store properties was relatively flat year-over-year.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended June 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$5,218	$3,462	$1,756	$—	$—	$—	$—	$—	$—	$5,218	$3,462	$1,756
Less: Property operating and maintenance	2,588	388	2,200	—	—	—	—	—	—	2,588	388	2,200
NOI	$2,630	$3,074	$(444)	$—	$—	$—	$—	$—	$—	$2,630	$3,074	$(444)
_________

(1)	Our triple-net leased healthcare facilities segment included 18 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included zero Acquisition properties.

(3)	Our triple-net leased healthcare facilities segment included zero Disposition properties.

(4)	Our triple-net leased healthcare facilities segment included 18 properties.
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
During the three months ended June 30, 2020, revenue from tenants in our triple-net leased healthcare facilities segment increased $1.8 million compared to the three months ended June 30, 2019, driven by our Same Store Properties. Property operating and maintenance expenses of $2.6 million and $0.4 million during the three months ended June 30, 2020 and 2019, respectively, primarily relates to property taxes and operating expenses related to the LaSalle Properties discussed in further detail below.
The LaSalle Properties
On July 1, 2020, we transitioned the “LaSalle Properties” from our triple-net leased healthcare facilities segment to our SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. As of June 30, 2020, the prior tenants remains in default of the forbearance agreement and owes us $12.7 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Properties fully reserved as of June 30, 2020 and 2019. We incurred bad debt expense of $0.3 million and $0.9 million, related to the LaSalle Properties during the three months ended June 30, 2020 and 2019, respectively, which is included in revenue from tenants in the consolidated statement of operations.
Now that the transition is complete, we have gained more control over the operations of the LaSalle Properties, and we believe this will allow us to improve performance and the cash flows generated by the LaSalle Properties. There can be no assurance, however, that completing this transition will result in us achieving our operational objectives

Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the six months ended June 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$58,580	$67,287	$(8,707)	$5,078	$—	$5,078	$—	$472	$(472)	$63,658	$67,759	$(4,101)
Less: Property operating and maintenance	45,530	49,938	(4,408)	4,240	—	4,240	—	457	(457)	49,770	50,395	(625)
NOI	$13,050	$17,349	$(4,299)	$838	$—	$838	$—	$15	$(15)	$13,888	$17,364	$(3,476)
________

(1)	Our SHOP segment included 60 Same Store properties, including two land parcels.

(2)	Our SHOP segment included five Acquisition properties.

(3)	Our SHOP segment included one Disposition property.

(4)	Our SHOP segment included 65 properties, including two land parcels.
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
During the three months ended June 30, 2020, revenues from tenants decreased by $4.1 million in our SHOP segment as compared to the three months ended June 30, 2019 which was primarily driven by our Same Store properties, which includes our Transition Property, partially offset by an increase of $5.1 million due to our Acquisition properties.
Revenues declined in our same store SHOP properties primarily due to a decrease in occupancy as a result of COVID-19. The SHOP segment was 84.1% percent leased as of March 31, 2020 and was 79.5% leased as of June 30, 2020, representing a decrease of 4.6% during the COVID-19 pandemic. Regulatory and government-imposed restrictions and infectious disease protocols hindered our ability to accommodate and conduct in-person tours and process new move-ins at our SHOP properties which affected our ability fill vacancies. In addition, we also generate a portion of our SHOP revenue from skilled nursing facilities (including ancillary revenue from non-residents) at four of our same store SHOP properties. This revenue declined $2.3 million from $5.1 million during the three months ended June 30, 2019 to $2.8 million during the three months ended June 30, 2020 as a result of us limiting the services we offer at our facilities, during the COVID-19 pandemic, to protect our residents and on-site staff.
During the three months ended June 30, 2020, property operating and maintenance expenses decreased $0.6 million in our SHOP segment as compared to the three months ended June 30, 2019, primarily due to a decrease of $4.4 million in our Same Store properties, which includes our Transition Property, partially offset by an increase of $4.2 million due to our Acquisition properties.
We had an increase in operating costs related to COVID-19, primarily related to increased labor and supply costs, in our SHOP segment of $3.4 million during the three months ended June 30, 2020. These increased operating costs were partially offset by $3.1 million in CARES ACT funds. The full amount of these CARES ACT funds was recognized as a reduction in our Same Store property operating expenses in the table above for the three months ended June 30, 2020 to offset the increase in operating costs related to COVID-19. We do not expect to receive any more CARES Act funds and are exploring ways to offset our exposure to continuing increased COVID-19 operating costs. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We incurred an additional $13.8 million of impairment charges for the three months ended June 30, 2020 on our recently completed development project in Jupiter, Florida representing the amount by which the carrying amount of the property exceeds our estimate of the net sales price, based on the PSA entered into in August 2020 based on terms negotiated during the second quarter of 2020 to sell the property. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the three months ended June 30, 2020.
Operating Fees to Related Parties
Operating fees to related parties were $5.9 million for the three months ended June 30, 2020 and $5.8 million for June 30, 2019 respectively.

Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees have increased $0.1 million due to an increase in the variable portion of the base management fee due to our offering of Series A Preferred Stock in the fourth quarter of 2019 for asset management fees of $5.0 million for the three months ended June 30, 2020 and $4.9 million for 2019.
Property management fees were $0.9 million for the three months ended June 30, 2020 and $1.0 million for the three months ended June 30, 2019. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.2 million for the three months ended June 30, 2020, compared to approximately $31,000 for the three months ended June 30, 2019. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses increased to $4.7 million for the three months ended June 30, 2020 compared to $4.3 million for the three months ended June 30, 2019, which includes $2.7 million and $2.5 million, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties. The increase was due to the higher professional fees for audit, transfer and legal services.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.1 million to $20.2 million for the three months ended June 30, 2020 from $20.3 million for the three months ended June 30, 2019. The decrease was due to acquisitions, dispositions and held for sale classifications.
Gain on Sale of Real Estate Investments
During the three months ended June 30, 2020, we did not dispose of any properties.
Interest Expense
Interest expense decreased by $0.2 million to $12.6 million for the three months ended June 30, 2020 from $12.8 million for the three months ended June 30, 2019. The decrease in interest expense resulted from lower interest rates, partially offset by the increase on average outstanding debt for the periods. As of June 30, 2020 our outstanding debt obligations were $1.3 billion at a weighted average interest rate of 3.79% per year. As of June 30, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.68% per year.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $36,000 and a $0 expense for the three months ended June 30, 2020 and 2019, respectively.
Gain (Loss) on Non-Designated Derivatives
The gain (loss) on non-designated derivative instruments for the three months ended June 30, 2020 and 2019 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
We recorded an income tax benefit of $0.3 million and a $0.3 million expense for the three months ended June 30, 2020 and 2019, respectively, primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax benefits incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.1 million for the three months ended June 30, 2020, compared to income of $0.1 million for the three months ended June 30, 2019. These amounts represent the portion of our net income that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.
Comparison of the Six Months Ended June 30, 2020 and 2019
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to stockholders was $47.6 million and $11.2 million for the six months ended June 30, 2020 and 2019, respectively. The following table shows our results of operations for the six months ended June 30, 2020 and 2019 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$
Revenue from tenants	$194,899	$185,005	$9,894

Operating expenses:
Property operating and maintenance	121,511	111,603	9,908
Impairment charges	31,831	19	31,812
Operating fees to related parties	11,985	11,594	391
Acquisition and transaction related	505	49	456
General and administrative	11,460	10,612	848
Depreciation and amortization	40,378	40,984	(606)
Total expenses	217,670	174,861	42,809
Operating (loss) income before gain on sale of real estate investments	(22,771)	10,144	(32,915)
Gain on sale of real estate investment	2,306	6,078	(3,772)
Operating (loss) income	(20,465)	16,222	(36,687)
Other income (expense):
Interest expense	(25,837)	(26,749)	912
Interest and other income	41	4	37
Gain (loss) on non-designated derivatives	24	(48)	72
Total other expenses	(25,772)	(26,793)	1,021
Loss before income taxes	(46,237)	(10,571)	(35,666)
Income tax benefit (expense)	—	(635)	635
Net loss	(46,237)	(11,206)	(35,031)
Net loss attributable to non-controlling interests	174	41	133
Preferred stock dividends	(1,492)	—	(1,492)
Net loss attributable to common stockholders	$(47,555)	$(11,165)	$(36,390)
Transition Property
As described in more detail below, our Same Store includes one Transition Property, our property in Wellington, Florida, which was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2019 through June 30, 2019. During the six months ended June 30, 2020, as shown in more detail in the table below, the Transition Property contributed $1.8 million of NOI, an increase of $0.5 million from the $1.3 million negative NOI for the six months ended June 30, 2019. The results of operations of this property is included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to this property is included in property operating and maintenance expense on the consolidated statement of operations.
On July 1, 2020, we transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. Beginning with the Company’s reporting for the period ending September 30, 2020, these properties will also become part of the “Transition Properties” and the resultant change will be applied retrospectively to historical periods. As of June 30, 2020 the LaSalle Properties are reported in the triple-net segment and are not yet part of the “Transition Properties”.
For purposes of the discussion and analysis of the segment results of operations during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, the results of operations for the Transition Property is included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.

The following table presents segment Same Store properties NOI before and after adjusting for the Transition Property as described above, to arrive at ‘Segment Same Store’ results. Our MOB segment was not affected by the Transition Property.

	Six Months Ended Jun 30, 2020			Six Months Ended Jun 30, 2019			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store
NNN Segment
Revenue from tenants	$18,297	$(8,368)	$9,929	$14,097	$(7,100)	$6,997	$4,200	$(1,268)	$2,932
Less: Property operating and maintenance	10,634	(6,572)	4,062	6,577	(5,778)	799	4,057	(794)	3,263
NOI	$7,663	$(1,796)	$5,867	$7,520	$(1,322)	$6,198	$143	$(474)	$(331)

SHOP Segment
Revenue from tenants	$116,142	$8,368	$124,510	$119,676	$7,100	$126,776	$(3,534)	$1,268	$(2,266)
Less: Property operating and maintenance	89,150	6,572	95,722	89,188	5,778	94,966	(38)	794	756
NOI	$26,992	$1,796	$28,788	$30,488	$1,322	$31,810	$(3,496)	$474	$(3,022)
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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the six months ended June 30, 2020 and 2019:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$47,920	$47,617	$303	$4,013	$1,875	$2,138	$227	$832	$(605)	$52,160	$50,324	$1,836
Less: Property operating and maintenance	13,774	13,668	106	1,230	783	447	36	517	(481)	15,040	14,968	72
NOI	$34,146	$33,949	$197	$2,783	$1,092	$1,691	$191	$315	$(124)	$37,120	$35,356	$1,764
_______________

(1)	Our MOB segment included 104 Same Store properties.

(2)	Our MOB segment included 12 Acquisition properties.

(3)	Our MOB segment included seven Disposition properties.

(4)	Our MOB segment included 116 properties.
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
During the six months ended June 30, 2020, the MOB segment contributed a $1.8 million increase in NOI as compared to the six months ended June 30, 2019. Of our 17 Acquisitions during the period from January 1, 2019 through June 30, 2020, 12 were MOBs which contributed a $1.7 million increase in NOI and our Same Store properties contributed a $0.2 million decrease in NOI , which was partially offset by seven MOB Disposition properties which contributed a $0.1 million decrease in NOI.

Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the six months ended June 30, 2020 and 2019:

	Same Store (1)			Acquisitions(2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$9,929	$6,997	$2,932	$—	$—	$—	$—	$—	$—	$9,929	$6,997	$2,932
Less: Property operating and maintenance	4,062	799	3,263	—	—	—	—	—	—	4,062	799	3,263
NOI	$5,867	$6,198	$(331)	$—	$—	$—	$—	$—	$—	$5,867	$6,198	$(331)
_______________

(1)	Our triple-net leased healthcare facilities segment included 18 Same Store properties.

(2)	Our triple-net leased healthcare facilities segment included zero Acquisition properties.
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
During the six months ended June 30, 2020, revenue from tenants in our triple-net leased healthcare facilities segment increased $2.9 million compared to the six months ended June 30, 2019 due to our Same Store Properties.
Property operating and maintenance expenses of $4.1 million during the six months ended June 30, 2020 primarily relates to property taxes and operating expenses related to the LaSalle Properties and the tenants at two of its Florida properties located in Lutz and Wellington Florida (collectively, the “NuVista Tenant”). Property operating and maintenance expenses during the six months ended June 30, 2019 primarily related to real estate taxes that were not reimbursed and bad debt expense related to the LaSalle Properties and the NuVista Tenant, which is described below.
The LaSalle Properties
On July 1, 2020, we transitioned the LaSalle Properties from our triple-net leased healthcare facilities segment to our SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator.
As of June 30, 2020, the prior tenants remains in default of a forbearance agreement and owes us $12.7 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance, including any monetary damages, and related income from the prior tenant fully reserved as of June 30, 2020. We incurred $3.1 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Properties during the six months ended June 30, 2020, which is included on revenue from tenants in the consolidated statement of operations.
The NuVista Tenant
The NuVista Tenant was in default under its leases beginning from July 2017, and the applicable properties transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with TRSs and engaged a third party to operate the properties. We did not incur a bad debt expense for the six months ended June 30, 2020. We incurred a $1.1 million of bad debt expense related to the NuVista Tenant during the six months ended June 30, 2019, respectively which is included in revenue from tenants during the six months ended June 30, 2020 and property operating and maintenance expense during the six months ended June 30, 2019 in the consolidated statement of operations.

Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the six months ended June 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$124,510	$126,776	$(2,266)	$8,300	$—	$8,300	$—	$908	$(908)	$132,810	$127,684	$5,126
Less: Property operating and maintenance	95,722	94,966	756	6,684	—	6,684	3	870	(867)	102,409	95,836	6,573
NOI	$28,788	$31,810	$(3,022)	$1,616	$—	$1,616	$(3)	$38	$(41)	$30,401	$31,848	$(1,447)
_______________

(1)	Our SHOP segment included 60 Same Store properties, including two land parcels.
(2) Our SHOP segment included five acquisition property.
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
During the six months ended June 30, 2020, revenues from tenants increased by $5.1 million in our SHOP segment as compared to the six months ended June 30, 2019, which primarily was driven by our Same Store properties, which includes our Transition Property, partially offset by an increase of $8.3 million to our Acquisition properties.
Revenues declined in our same store SHOP properties primarily due to a decrease in occupancy as a result of COVID-19. The SHOP segment was 84.1% percent leased as of March 31, 2020 and was 79.5% leased as of June 30, 2020, representing a decrease of 4.6% during the COVID-19 pandemic. Regulatory and government-imposed restrictions and infectious disease protocols hindered our ability to accommodate and conduct in-person tours and process new move-ins at our SHOP properties which effected our ability fill vacancies. In addition, we also generate a portion of our SHOP revenue from skilled nursing facilities (including ancillary revenue from non-residents) at four of our same store SHOP properties. This revenue declined $0.8 million from $7.7 million during the six months ended June 30, 2019 to $6.9 million during the six months ended June 30, 2020 as a result of us limiting the services we offer at our facilities, during the COVID-19 pandemic, to protect our residents and on-site staff.
During the six months ended June 30, 2020, property operating and maintenance expenses increased $6.6 million in our SHOP segment as compared to the six months ended June 30, 2019, primarily due to an increase of $6.7 million due to our Acquisition properties.
We had an increase in operating costs related to COVID-19, primarily related to increased labor and supply costs, in our SHOP segment of $3.6 million during the six months ended June 30, 2019. These increased operating costs were partially offset by $3.1 million in CARES ACT funds. The full amount of these CARES ACT funds was recognized as a reduction in our Same Store property operating expenses in the table above for the six months ended June 30, 2020 to offset the increase in operating costs related to COVID-19. We do not expect to receive any more CARES Act funds and are exploring ways to offset our exposure to continuing increased COVID-19 operating costs. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.

Other Results of Operations
Impairment Charges
We recorded $31.8 million and $19,000 of impairment charges for the six months ended June 30, 2020 and 2019, respectively. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the six months ended June 30, 2020. The impairment charges for the six months ended June 30, 2019 primarily related to assets held for sale during that period in 2018 that had carrying values in excess of the net sales price of the assets.
Operating Fees to Related Parties
Operating fees to related parties increased $0.4 million to $12.0 million for the six months ended June 30, 2020 from $11.6 million for the six months ended June 30, 2019.

Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended June 30, 2020 and 2019 for additional information). Asset management fees were $10.0 million for the six months ended June 30, 2020 and 2018.
Property management fees increased $0.1 million to $2.0 million during the six months ended June 30, 2020 from $1.8 million for the six months ended June 30, 2019. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.5 million for the six months ended June 30, 2020 and $49,000 for the six months ended June 30, 2019. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses increased $0.8 million to $11.5 million for the six months ended June 30, 2020 from $10.6 million for the six months ended June 30, 2019, which includes $5.3 million and $5.5 million, respectively, incurred in expense reimbursements and distributions on Class B Units to related parties. The increase in general and administrative expenses primarily relate to professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.6 million to $40.4 million for the six months ended June 30, 2020 from $41.0 million for the six months ended June 30, 2019. The decrease was due to a decrease in Same Store depreciation and amortization of $3.1 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $1.5 million, partially offset by an increase due to our acquisitions of approximately $3.5 million.
Gain on Sale of Real Estate Investments
During the six months ended June 30, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. The property sold for a contract price of $8.6 million. During the six months ended June 30, 2019, we sold five of six related MOB properties located within the State of New York. These properties sold for a contract price of $45.0 million, resulting in an aggregate gain on sale of approximately $6.1 million.
Interest Expense
Interest expense decreased $0.9 million to $25.8 million for the six months ended June 30, 2020 from $26.7 million for the six months ended June 30, 2019. The decrease in interest expense resulted from lower interest rates, partially offset by the increase on average outstanding debt for the periods. As of June 30, 2020, we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.82%. As of June 30, 2019 we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.66%.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $41,000 for the six months ended June 30, 2020 and $4,000 for the six months ended June 30, 2019.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the six months ended June 30, 2020 and 2019 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit (expense)
We recorded an income tax benefit of $0.0 million and an expense of $0.6 million for the six months ended June 30, 2020 and 2019, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax benefit incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.2 million and approximately $41,000 for the six months ended June 30, 2020 and 2019, which represents the portion of our net income that is related to the OP Units and other non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities was $31.2 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $28.6 million (net loss of $46.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $1.7 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees and a decrease in prepaid expenses and other assets of $3.8 million. These cash inflows were partially offset by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.7 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020 was $97.5 million. The cash used in investing activities included $91.0 million for the acquisition of eight properties and $13.8 million in capital expenditures. These cash outflows were partially offset by proceeds from sale of real estate of $8.3 million.
Net cash provided by investing activities during the six months ended June 30, 2019 was $4.9 million. The cash provided by investing activities was due to property dispositions of $45.6 million, partially offset by cash used of $44.4 million for the acquisition of three properties during the period and $6.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $54.4 million during the six months ended June 30, 2020 related proceeds of $95.0 million from our Revolving Credit Facility and $0.0 million from our Term Loan. These cash inflows were partially offset by distributions to stockholders of $27.0 million, common stock repurchases of $10.5 million, payments of deferred financing costs of $1.2 million and dividends paid to preferred stockholders of $0.9 million.
Net cash used in financing activities of $46.4 million during the six months ended June 30, 2019 related to payments on our prior senior secured revolving credit facility of $243.3 million, mortgage principal repayments of $25.4 million, distributions to stockholders of $25.1 million, common stock repurchases of $13.3 million and payments of deferred financing costs of $9.7 million. These cash outflows were partially offset by total proceeds received under our Credit Facility of$270.6 million.
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
As of June 30, 2020, we had $83.5 million of cash and cash equivalents. Our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of June 30, 2020, $37.4 million was available for future borrowings under our Revolving Credit Facility. Following an amendment to our Credit Facility in August 2020 as part of our efforts to continue addressing the adverse impacts of the COVID-19 pandemic, we are not permitted to pay cash distributions on or repurchase shares of our common stock until no earlier than the fiscal quarter ending June 30, 2021 (although we are not restricted from paying dividends on our Series A Preferred Stock). These restrictions will continue to apply until, as of the day prior to the commencement of a quarter that we have elected (the “Commencement Quarter”), we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the Commencement Quarter) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, commencing in the Commencement Quarter, we will be restricted from paying aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) in any fiscal quarter that exceed 95% of Modified FFO (as defined in the Credit Facility) for a look-back period of up to four consecutive fiscal quarters commencing with the Commencement Quarter.
See “Item 1A. Risk Factors. Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our Series A Preferred Stock at the current rate.” Following the amendment in August 2020, our Credit Facility also restricts our sources of liquidity. Until the Commencement Quarter, we are required to use the proceeds from all asset sales, refinancings and financings (secured, unsecured or otherwise), recapitalizations, equity issuances and other similar capital transactions to prepay amounts outstanding under the Revolving Credit Facility. While the operation of this provision would not prohibit us from immediately reborrowing any amounts so repaid if the amount available for future borrowings under the Credit Facility at that time was sufficient to permit the Company to do so and all other relevant conditions are met, there can be no assurances in this respect. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time.
See “Item 1A. Risk Factors. Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.”
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility.
Our principal demands for cash are for acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock.
Financings
As of June 30, 2020, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.8%. Net debt totaled $1.2 billion, which represents gross debt ($1.3 billion) less cash and cash equivalents ($83.5 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) and assets held for sale at carrying value ($10.8 million), net of gross market lease intangible liabilities $22.1 million. Impairment charges are already reflected within gross asset value.
As of June 30, 2020, we had total gross borrowings of $1.3 billion, at a weighted average interest rate of 3.8%. As of December 31, 2019, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.0%. As of June 30, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.5 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.3 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless the existing indebtedness associated with these properties is first satisfied.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of June 30, 2020 was $287.7 million, although four of these assets - three Michigan SHOPs and our recently completed development property in Jupiter, Florida - representing $64.4 million in real estate investments, at cost, are currently subject to PSA and expected to be sold, and there can be no assurance as to the amount of liquidity we would be able to generate from adding any of these unencumbered assets to the borrowing base of our Credit Facility.
Mortgage Notes Payable
As of June 30, 2020, we had $550.9 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2020 are $0.6 million.
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
In March 2020, we borrowed an additional $95.0 million under the Revolving Credit Facility which was used to fund acquisitions and other corporate purposes. Subsequently, we have not borrowed additional amount under the Revolving Credit Facility.
The total commitments under the Credit Facility are $630.0 million and include an uncommitted “accordion feature” whereby, upon our request, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $370.0 million up to a total of $1.0 billion. As of June 30, 2020, $345.6 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $37.4 million. The amount available for borrowings under the Credit Facility is based on the lesser of (i) 55% of the value (or in certain cases cost) of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected.
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
The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of June 30, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 2.26% and 4.30%, respectively. At the closing of the amendment to the Credit Facility on August 10, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to was 2.55% and 2.60%, respectively.
The Credit Facility requires us to meet on a quarterly basis, financial covenants requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value, a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges on a quarterly basis and a minimum consolidated tangible net worth.
The amendment to the Credit Facility on August 10, 2020 provides that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges will not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020.
Accordingly, as of June 30, 2020, we were in compliance with the financial covenants under the Credit Facility.
Fannie Mae Fannie Mae Master Credit Facilities
As of June 30, 2020, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur until November 2021 and not more than one annually for each of the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a floor of 2.62%.
The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Capital Expenditures
During the first six months of 2020, our capital expenditures were $13.8 million, of which approximately $3.6 million was related to our development property in Jupiter, Florida, $2.8 million in our MOB segment and $7.3 million in our SHOP segment. All other capital expenditures were typical in nature for the other properties in our portfolio. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2020, however, given the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.

Acquisitions — Six Months Ended June 30, 2020
During the six months ended June 30, 2020, we completed the acquisitions of one multi-tenant MOBs, three single tenant MOBs and four SHOP for an aggregate contract purchase price of $103.9 million. These acquisitions were completed during the three months ended March 31, 2020. The properties are located in Roscoe, IL, Pinnacle, PA and Naples, FL and comprise approximately 320,895 square feet. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Credit Facility) and cash on hand. We did not complete any acquisitions subsequent to June 30, 2020 and do not currently have any pending acquisitions.
Disposition and Assets Held for Sale
During the six months ended June 30, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. There was no mortgage on this property. We did not dispose of any properties subsequent to June 30, 2020.
In January 2020, we entered into a PSA for the sale of a portfolio of 14 Michigan SHOPs as a single portfolio for $71.8 million. During April 2020, the PSA was amended so that only 11 of the Michigan SHOPs will be sold pursuant to this PSA for $11.8 million. The closing is expected to occur shortly after the facilities, which are currently closed due to COVID-19, have been opened to the public in compliance with all applicable governmental orders and guidelines, but there can be no assurance as to when this will occur. As of June 30, 2020, for the 11 Michigan SHOPs that are classified as held for sale, seven were part of the borrowing base of the Credit Facility, one was mortgaged under the Fannie Mae Master Credit Facilities and three were unencumbered.
Also, during the fourth quarter of 2019, we began to evaluate the two skilled nursing facilities in Lutz, Florida, Wellington, Florida and our development property in Jupiter, Florida for potential. In August 2020, we entered into two definitive PSAs with the same buyer, one PSA to sell the property in Jupiter, Florida for $65.0 million and one PSA to sell the two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $53.0 million. The sales of these six assets are subject to conditions, and, due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the two skilled nursing facilities in Lutz, Florida and Wellington, Florida, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at each property for a period of time. With respect to the property in Jupiter, Florida, closing may not occur unless, among other conditions, the closing of the disposition of either or both of the two skilled nursing facilities in Lutz, Florida and Wellington, Florida has occurred or will occur concurrently. The property in Jupiter, Florida is not currently encumbered by any mortgage debt or part of the borrowing base under our Credit Facility. The two skilled nursing facilities in Lutz, Florida and Wellington Florida are part of the borrowing base under our Credit Facility.
There can be no guarantee that the disposition of any of these properties will be completed on the contemplated terms, or at all. These properties are not currently encumbered by any mortgage debt or part of the borrowing base under our Credit Facility. Pursuant to the terms of the amendment to our Credit Facility in August 2020, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. While the operation of this provision would not prohibit the Company from immediately reborrowing any amounts so repaid if the amount available for future borrowings under the Credit Facility at that time was sufficient to permit the Company to do so and all other relevant conditions are met, there can be no assurances in this respect.
Share Repurchase Program
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
The amendment to the Credit Facility on August 10, 2020 provides that we may not repurchase shares of our common stock until the Commencement Quarter. In light of this amendment, the Board suspended repurchases under the SRP effective August 14, 2020. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. Prior to the Commencement Quarter, we may not repurchase shares of its common stock. Commencing in the Commencement Quarter, additional exceptions to the covenant restricting the payment of cash distributions would allow us to repurchase up to $50.0 million of shares of our common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) that would not be counted towards the aggregate amount of cash distributions tested against Modified FFO for the period if, after giving effect to the payments, we maintain cash and cash equivalents of at least $30.0 million and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55%.
No assurances can be made as to when or if our share repurchase program will be reactivated
Non-GAAP Financial Measures
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic were rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on April rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by these types of deferrals. In addition, because we currently believe that these amounts are collectible, we have excluded from the increase in straight line rent for MFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.
The tables below reflect the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss attributable to common stockholders (in accordance with GAAP)	$(22,811)	$(6,054)	$(47,555)	$(11,165)
Depreciation and amortization (1)	19,815	20,059	39,677	40,522
Impairment charges	13,793	19	31,831	19
Gain on sale of real estate investment	—	—	(2,306)	(6,078)
Adjustments for non-controlling interests (2)	(157)	(97)	(323)	(170)
FFO (as defined by NAREIT) attributable to stockholders	10,640	13,927	21,324	23,128
Acquisition and transaction related	178	31	505	49
(Accretion) amortization of market lease and other intangibles, net	(138)	15	(120)	(35)
Straight-line rent adjustments	(567)	(1,062)	(1,742)	(2,004)
Straight-line rent (rent deferral agreements) (2)	368	—	368
Amortization of mortgage premiums and discounts, net	14	(37)	29	(103)
(Gain) loss on non-designated derivatives	(8)	5	(24)	48
Capitalized construction interest costs	—	(768)	—	(1,733)
Adjustments for non-controlling interests (3)	2	6	6	18
MFFO attributable to stockholders	$10,489	$12,117	$20,346	$19,368
_______

(1)	Net of non-real estate depreciation and amortization.

(2)
Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be cash, for purposes of MFFO, that is expected to be collected.

(3) Represents the portion of the adjustments allocable to non-controlling interest.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended June 30, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(439)	$697	$(9)	$(23,060)	$(22,811)
Impairment charges	13,793	—	—	—	13,793
Operating fees to related parties	1	—	—	5,935	5,936
Acquisition and transaction related	—	(3)	—	181	178
General and administrative	21	(14)	—	4,723	4,730
Depreciation and amortization	18,444	1,739	—	—	20,183
Interest expense	651	—	—	11,929	12,580
Interest and other income	(5)	—	—	(31)	(36)
Gain on non-designated derivative instruments	—	—	—	(8)	(8)
Income tax (benefit) expense	—	—		(332)	(332)
Preferred Stock dividends	—	—	—	750	750
Net loss (income) attributable to non-controlling interests	—	—	—	(87)	(87)
NOI	$32,466	$2,419	$(9)	$—	$34,876

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended June 30, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$17,519	$258	$(626)	$(23,205)	$(6,054)
Impairment charges	—	—	19	—	19
Operating fees to related parties	—	—	—	5,826	5,826
Acquisition and transaction related	—	—	—	31	31
General and administrative	24	1	(6)	4,295	4,314
Depreciation and amortization	19,825	418	56	—	20,299
Interest expense	(8)	—	1	12,813	12,806
Gain on sale of real estate investments	(1)	—	1	—	—
Loss on non-designated derivative instruments	—	—	—	5	5
Income tax (benefit) expense	—			297	297
Net loss (income) attributable to non-controlling interests	2	—	—	(62)	(60)
NOI	$37,361	$677	$(555)	$—	$37,483

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(1,589)	$1,379	$2,462	$(49,807)	$(47,555)
Impairment charges	31,831	—	—	—	31,831
Operating fees to related parties	—	—	—	11,985	11,985
Acquisition and transaction related	—	—	—	505	505
General and administrative	63	(10)	—	11,407	11,460
Depreciation and amortization	37,316	3,030	32	—	40,378
Interest expense	1,183	—	—	24,654	25,837
Interest and other income	(3)	—	—	(38)	(41)
Gain on sale of real estate investments	—	—	(2,306)	—	(2,306)
Loss on non-designated derivative instruments	—	—	—	(24)	(24)
Income tax (benefit) expense	—	—		—	—
Net income (loss) attributable to non-controlling interests	—	—	—	(174)	(174)
Preferred Stock dividends	—	—	—	1,492	1,492
NOI	$68,801	$4,399	$188	$—	$73,388
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six ended June 30, 2019:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$31,909	$376	$6,120	$(49,570)	$(11,165)
Impairment charges	19	—	—	—	19
Operating fees to related parties	—	—	—	11,594	11,594
Acquisition and transaction related	—	18	—	31	49
General and administrative	45	2	9	10,556	10,612
Depreciation and amortization	39,969	696	319	—	40,984
Gain on sale of real estate investment	(22)	—	—	26,771	26,749
Interest expense	(4)	—	—	—	(4)
Interest and other income	17	—	(6,095)	—	(6,078)
Loss on non-designated derivative instruments	—	—	—	48	48
Income tax (benefit) expense	—	—	—	635	635
Net income (loss) attributable to non-controlling interests	24	—	—	(65)	(41)
NOI	$71,957	$1,092	$353	$—	$73,402

Distributions and Dividends on Series A Preferred Stock
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
From March 1, 2018 until June 30, 2020, we paid distributions to our common stockholders at a rate equivalent to $0.85 per annum per share of common stock. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
On June 29, 2020, the Board approved a change in our common stock distribution policy whereby we would no longer declare distributions based on daily record dates. Instead, any future distributions authorized by the Board on shares of our common stock were to be paid on a monthly basis in arrears based on a single record date during the applicable month.
On August 10, 2020, we entered into an amendment to our Credit Facility pursuant to which we may not pay distributions to holders of common stock in cash and other cash distributions, subject to certain exceptions, including that we may pay dividends on the Series A Preferred Stock or any other preferred stock we may issue. As with the similar restriction in effect prior to the amendment, we may still pay any cash distributions necessary to maintain our status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. These restrictions will continue to apply until the Commencement Quarter which will only occur if, as of the day prior to the commencement of the quarter that we have elected to serve as the Commencement Quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the Commencement Quarter) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, commencing in the Commencement Quarter, we will be restricted from paying aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) in any fiscal quarter that exceed 95% of Modified FFO (as defined in the Credit Facility) for a look-back period of up to four consecutive fiscal quarters commencing with the Commencement Quarter.
In light of the amendment to the Credit Facility described above, the Board determined that any future distributions authorized by the Board on shares of our common stock, if and when declared, will be paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The number of shares paid in any stock dividend will continue to be based on our prior cash distribution rate of $0.85 per share per annum. Because the number of shares outstanding will increase when stock dividends are paid, our Estimated Per-Share NAV will decline; however, because each stockholder will receive the same number of new shares, the total value of our stockholders’ investment will not change assuming no sales or other transfers.
Subject to the restrictions in our Credit Facility, the amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of dividends or distributions paid or suspend dividend or distribution payments at any time and therefore dividend and distribution payments are not assured. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.

The following table shows the sources for the payment of distributions to common stockholders preferred stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Year-To-Date
	March 31, 2020		June 30, 2020		June 30, 2020
(In thousands)		Percentage of Distributions		Percentage of Distributions			Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$13,225		$13,729		$26,954
Distributions reinvested in common stock issued under the DRIP	6,322		6,267		12,589
Dividends to preferred stockholders	173		742		915
Distributions on OP Units	86		87		173
Total distributions (1)	$19,806		$20,825		$40,631

Source of distribution coverage:
Cash flows provided by operations (2)	$18,952	95.7%	$12,294	59.0%	$31,246		76.9%
Proceeds received from common stock issued under the DRIP (2)	854	4.3%	6,267	30.1%	9,385	(3)	23.1%
Available cash on hand	—	—%	2,264	10.9%	—		—%
Total source of distribution coverage	$19,806	100%	$20,825	100%	$40,631		100%

Cash flows provided by operations (in accordance with GAAP)	$18,952		$12,294		$31,246
Net loss attributable to stockholders (in accordance with GAAP)	$(24,744)		$(22,811)		$(47,555)
______
(1) Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.
(2) Assumes the use of available cash flow from operations before any other sources.
(3) Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
For the six months ended June 30, 2020, cash flows provided by operations were $31.2 million. We have not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand, comprised of proceeds from financings and dispositions. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source will not be available again until we are able to resume paying distributions on our common stock, and there can be no assurance we will maintain participation at current levels.
Our ability to pay dividends on our Series A Preferred Stock, and starting with the Commencement Quarter, other distributions and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
As with the similar restriction in effect prior to the amendment to our Credit Facility in August 2020, we may still pay any cash distributions necessary to maintain its status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. The amendment provides that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges will not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with our Credit Facility in the future.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2020, we were in compliance with the financial and reporting covenants under our loan agreements.
Following the amendment to our Credit Facility in August 2020, until the Commencement Quarter, we are required to use the proceeds from all asset sales, refinancings and financings (secured, unsecured or otherwise), recapitalizations, equity issuances and other similar capital transactions to prepay amounts outstanding under the Revolving Credit Facility. While the operation of this provision would not prohibit us from immediately reborrowing any amounts so repaid if the amount available for future borrowings under the Credit Facility at that time was sufficient to permit us to do so and all other relevant conditions are met, there can be no assurances in this respect.
Contractual Obligations
There were no material changes in our contractual obligations as of June 30, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 8.01. “Other Events” of our Current Report on Form 8-K filed with the SEC on May 19, 2020 (which is incorporated by reference herein), except as set forth below.
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
The impact of the COVID-19 pandemic has been rapidly evolving. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns. While some of these restrictions have been lifted, in some cases they have been thereafter reimposed. These health and safety measures, have placed and may continue to place a substantial strain on the business operations of many of our tenants and third-party operators. In many cases, these measures have limited and continue to limit their ability to conduct their normal businesses operations and have adversely impacted their ability or willingness to meet their obligations to us.
The COVID-19 pandemic has triggered a decrease in global economic activity that has resulted in a global recession. A sustained downturn in the U.S. economy and reduced spending power due to the prolonged existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOP properties. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in revenue and net income. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
Outbreaks, which directly affect our residents and the employees at our senior housing facilities, could materially and adversely disrupt operations, as well as cause significant reputational harm to us and our operators. COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In our SHOP portfolio, particularly, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second quarter of 2020, and may continue to impact us in the future and have a material adverse effect on our revenues and income in the third quarter and other quarters thereafter. The acceleration of these trends could continue and even worsen in future periods.
The pandemic raises the risk of an elevated level of resident illness and move-outs at our SHOPs, which has also adversely impacted occupancy and revenues as well as increase costs and could continue to do so. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause significant reputational harm to us and our tenants, managers and operators. Due to the contagious nature of COVID-19, residents at seniors housing properties may determine to leave the community and the workforce at these facilities may similarly shrink. The operators may be required, or may otherwise determine that it would be prudent, to impose a quarantine of an indeterminate duration. During any quarantine, new residents would not be permitted and the risk of infection and death for other residents or members of the workforce could increase. We may also be required to incur additional costs to identify, contain and remedy the direct or indirect impacts of the coronavirus outbreak, including costs related to implementing quarantines. Moreover, if seniors housing properties across the United States continue to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forego moving into seniors housing properties. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our operating results from our SHOPs, and the values of these properties, may be materially adversely affected.
Within our MOB portfolio, many physician practices have temporarily discontinued nonessential surgeries and procedures due to “shelter-in-place” and other health and safety measures, which has negatively impacted their cash flows. Even now that prohibitions against performing elective procedures are generally no longer in place, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to seek medical care at healthcare facilities for non-urgent issues. Further, the coronavirus pandemic might adversely impact the business of our MOB tenants by causing a decline in the number of patients seeking treatment, by disrupting or delaying production and delivery of medical supplies such as necessary pharmaceuticals (including due to a diversion of resources and priorities toward the treatment of coronavirus) or by causing staffing shortages, which would disrupt property operations. The complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives, may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators.
Additionally, a decrease the willingness of persons to make in-person visits to properties could make it difficult for us to renew or enter into new leases and may impact the lease rates we realize on any new or renewal lease. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
Further, certain of our tenants or our third-party operators may not be eligible for or may not be successful in securing stimulus funds under the CARES Act which may impact their ability to pay their obligations including any obligations to us. During June 2020, we received $3.1 million at four of our properties from a relief fund for Medicare providers established under CARES Act. There can be no assurance that the program will be extended or any further amounts received.
As a result of these and other factors, tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 may be unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. During the second quarter of 2020, we collected approximately 99% of the cash rent in our MOB segment and 92% in our triple-net leased healthcare segments. We also entered into rent deferral agreements representing approximately 1% of the cash rent in our MOB segment and 8% in our triple-net leased healthcare segment that would have been due during the second quarter of 2020 permitting these tenants to defer paying approximately 30% of the cash rent due for April, May and June of 2020 until the first half of 2021. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the second quarter of 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under the deferral agreements.
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
Because substantially all of our income is derived from our properties, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and to consummate future property acquisitions and our ability to pay dividends holders of our Series A Preferred Stock would be adversely affected if a significant number of tenants are unable to meet their obligations to us or if the income generated by our SHOPs is significantly adversely affected.
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

•
planned dispositions may not occur within the expected timeframe or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic, including closing conditions that are dependent on the occurrence of events linked to the pandemic;

•
following an amendment to our Credit Facility in August 2020 as part of our efforts to continue addressing the adverse impacts of the COVID-19 pandemic, until at least the fiscal quarter ending June 30, 202, our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock, and required to use the proceeds from all asset sales, refinancings and financings (secured, unsecured or otherwise), recapitalizations, equity issuances and other similar capital transactions to prepay amounts outstanding under the Revolving Credit Facility;

•
our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements which may be adversely affected to the extent the decreases in cash rent collected from our tenants and income from our operators cause a decrease in availability of future borrowings under our Credit Facility;

•
if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements we could default under those agreements which could potentially result in an acceleration of our indebtedness and foreclosure on our properties and could otherwise negatively impact our liquidity;

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
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants and third-party operators will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our Series A Preferred Stock at the current rate.

Following an amendment to our Credit Facility in August 2020 as part of our efforts to continue addressing the adverse impacts of the COVID-19 pandemic, we are not permitted to pay cash distributions on or repurchase shares of our common stock until no earlier than the fiscal quarter ending June 30, 2021 (although we are not restricted from paying dividends on our Series A Preferred Stock). These restrictions will continue to apply until the Commencement Quarter which will only occur if, as of the day prior to the commencement of the quarter that we have elected to serve as the Commencement Quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the Commencement Quarter) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, commencing in the Commencement Quarter, we will be restricted from paying aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) in any fiscal quarter that exceed 95% of Modified FFO (as defined in the Credit Facility) for a look-back period of up to four consecutive fiscal quarters commencing with the Commencement Quarter.
In light of the amendment to the Credit Facility described above, the Board determined that any future distributions authorized by the Board on shares of our common stock, if and when declared, will be paid in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date. Because the number of shares outstanding will increase when stock dividends are paid, our Estimated Per-Share NAV will decline; however, because each stockholder will receive the same number of new shares, the total value of our stockholders’ investment will not change assuming no sales or other transfers.
Our ability to continue to pay dividends on our Series A Preferred Stock (and distributions on our common stock commencing in the Commencement Quarter, if it occurs) depends on the availability of liquidity necessary to meet our capital needs, which is not assured. See “— Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.” As with the similar restriction in effect prior to the amendment to our Credit Facility in August 2020, we may still pay any cash distributions necessary to maintain our status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. The amendment provides that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges will not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with our Credit Facility in the future.If we do not pay dividends on our Series A Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof, and, whenever dividends on the Series A Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock will have the right to elect two additional directors to serve on our Board. A default or event of default could potentially result in an acceleration of our indebtedness and foreclosure on our properties and could otherwise negatively impact our liquidity.
Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.
Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of June 30, 2020, we had $83.5 million of cash and cash equivalents, and $37.4 million was available for future borrowings under our Revolving Credit Facility. Following the amendment in August 2020, our Credit Facility also restricts our sources of liquidity. Until the Commencement Quarter, we are required to use the proceeds from all asset sales, refinancings and financings (secured, unsecured or otherwise), recapitalizations, equity issuances and other similar capital transactions to prepay amounts outstanding under the Revolving Credit Facility. While the operation of this provision would not prohibit us from immediately reborrowing any amounts so repaid if the amount available for future borrowings under the Credit Facility at that time was sufficient to permit the Company to do so and all other relevant conditions are met, there can be no assurances in this respect.
Even if we are ultimately able to reborrow amounts generated by capital events that are required to be used to prepay the Revolving Credit Facility, there still can be no assurance as to the additional amount we will be able to generate from capital events and therefore availability under our Credit Facility giving effect to any required prepayment. Unencumbered real estate investments, at cost as of June 30, 2020 was $287.7 million, although four of these assets representing $64.4 million in real estate investments, at cost, are currently subject to a PSA, and there can be no assurance as to the amount of liquidity we would be able to generate from adding any of these unencumbered assets to the borrowing base of our Credit Facility or pledging them as security for a new mortgage loan. Six of our assets are under PSA to be sold, but these dispositions are subject to conditions. Due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the three Michigan

SHOPs to be sold for $11.8 million, the closing is expected to occur shortly after the facilities, which are currently closed due to COVID-19, have been opened to the public in compliance with all applicable governmental orders and guidelines. With respect to the two skilled nursing facilities in Lutz, Florida and Wellington, Florida to be sold for $53.0 million, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at each property for a period of time. With respect to the recently completed development property in Jupiter, Florida to be sold for $65.0 million, closing may not occur unless, among other conditions, the closing of the disposition of either or both of the two skilled nursing facilities in Lutz, Florida and Wellington, Florida has occurred or will occur concurrently. The property in Jupiter, Florida is now substantially complete, but only 10% of the property is leased. The property is not currently generating cash flow, and it not expect to do so before it is sold. In addition, any capital-raising transaction, to the extent we are able to access the debt or equity capital markets (which is not assured), could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.
The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time. Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all, particularly if we do not have a source of capital available that will allow us to do so. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source will not be available again until we are able to resume paying distributions on our common stock, and there can be no assurance we will maintain participation at current levels. If we do not have access to liquidity to meet our capital needs, our business and results of operations, as well as the value of an investment in our stock, could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
In order to provide common stockholders with interim liquidity, the Board has adopted the SRP, which enables our common stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. In August 2020, repurchases under the SRP were suspended. For additional information on the SRP, see Note 17 — Subsequent Events and Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The following table summarizes our SRP activity for the periods presented. Repurchases are currently consummated using the most recently published Estimated Per- Share NAV at the time of the repurchase.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,391,519	$20.95
Six months ended June 30, 2020 (2)	505,101	17.50
Cumulative repurchases as of June 30, 2020	4,896,620	20.59
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
(2) Includes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50. We rejected all repurchase requests received from January 1, 2020 until suspension of the SRP effective August 14, 2020, including repurchase requests for 250,074 shares of our common stock during the six months ended June 30, 2020 and 59,175 shares of our common stock after July 1, 2020.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2020

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.4 (4)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.5 (5)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
4.1 (3)	Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent.
10.1 (6)
Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto.

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

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020.