Form 10-Q
period 2020-09-30
Healthcare Trust, Inc.
filed 2020-11-16
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2020, the registrant had 93,775,698 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$212,575	$207,335
Buildings, fixtures and improvements	2,138,485	2,004,116
Acquired intangible assets	279,175	269,616
Total real estate investments, at cost	2,630,235	2,481,067
Less: accumulated depreciation and amortization	(493,582)	(427,476)
Total real estate investments, net	2,136,653	2,053,591
Assets held for sale	10,149	70,839
Cash and cash equivalents	82,233	95,691
Restricted cash	17,065	15,908
Derivative assets, at fair value	4	392
Straight-line rent receivable, net	23,413	21,182
Operating lease right-of-use assets	14,303	14,351
Prepaid expenses and other assets (including $1,443 and $394 due from related parties as of September 30, 2020 and December 31, 2019, respectively)	41,797	39,707
Deferred costs, net	14,012	13,642
Total assets	$2,339,629	$2,325,303

LIABILITIES AND EQUITY
Mortgage notes payable, net	$542,017	$528,284
Credit facilities, net	700,324	605,269
Market lease intangible liabilities, net	11,144	12,052
Derivative liabilities, at fair value	42,899	5,305
Accounts payable and accrued expenses	49,418	43,094
Operating lease liabilities	9,151	9,133
Deferred rent	6,607	8,521
Distributions payable	1,085	6,901
Total liabilities	1,362,645	1,218,559

7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 2,210,000 and 1,610,000 authorized as of September 30, 2020 and December 31, 2019, respectively; 1,610,000 issued and outstanding as of September 30, 2020 and December 31, 2019	16	16
Common stock, $0.01 par value, 300,000,000 shares authorized, 93,775,745 (1) and 93,602,555 (1) shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	938	923
Additional paid-in capital	2,083,812	2,078,628
Accumulated other comprehensive loss	(43,818)	(7,043)
Distributions in excess of accumulated earnings	(1,068,514)	(971,190)
Total stockholders’ equity	972,434	1,101,334
Non-controlling interests	4,550	5,410
Total equity	976,984	1,106,744
Total liabilities and equity	$2,339,629	$2,325,303
____
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from tenants	$95,835	$95,440	$290,734	$280,445

Operating expenses:
Property operating and maintenance	61,678	60,655	183,189	172,258
Impairment charges	1,011	22,615	32,842	22,634
Operating fees to related parties	5,984	5,941	17,969	17,535
Acquisition and transaction related	175	112	680	161
General and administrative	3,162	4,782	14,622	15,394
Depreciation and amortization	20,211	20,140	60,589	61,124
Total expenses	92,221	114,245	309,891	289,106
Operating income (loss) before gain on sale of real estate investments	3,614	(18,805)	(19,157)	(8,661)
Gain on sale of real estate investments	—	2,715	2,306	8,793
Operating income (loss)	3,614	(16,090)	(16,851)	132
Other income (expense):
Interest expense	(12,840)	(12,990)	(38,677)	(39,739)
Interest and other income	2	11	43	15
Loss on non-designated derivatives	(69)	(2)	(45)	(50)
Total other expenses	(12,907)	(12,981)	(38,679)	(39,774)
Loss before income taxes	(9,293)	(29,071)	(55,530)	(39,642)
Income tax (expense) benefit	(78)	271	(78)	(364)
Net loss	(9,371)	(28,800)	(55,608)	(40,006)
Net (income) loss attributable to non-controlling interests	(397)	11	(223)	52
Preferred stock dividends	(732)	—	(2,224)	—
Net loss attributable to common stockholders	(10,500)	(28,789)	(58,055)	(39,954)
Other comprehensive loss:
Unrealized gain (loss) on designated derivatives	2,845	(2,680)	(36,775)	(13,515)
Comprehensive loss attributable to common stockholders	$(7,655)	$(31,469)	$(94,830)	$(53,469)

Basic and diluted weighted-average shares outstanding (1)	93,534,591	93,233,948	93,320,080	93,124,017
Basic and diluted net loss per share (1)	$(0.11)	$(0.31)	$(0.62)	$(0.43)
_____
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	93,602,555	$935	$2,078,616	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Issuance of Preferred Stock, net	—	—	—	—	(191)	—	—	(191)	—	(191)
Common stock issued through distribution reinvestment plan	—	—	887,803	10	14,594	—	—	14,604	—	14,604
Common stock repurchases	—	—	(714,613)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	1,011	—	—	1,011	—	1,011
Distributions declared on common stock, $0.42 per share (1)	—	—	—	—	—	—	(39,269)	(39,269)	—	(39,269)
Distributions declared on preferred stock, $1.38 per share	—	—	—	—	—	—	(2,224)	(2,224)	—	(2,224)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(201)	(201)
Unrealized loss on designated derivative	—	—	—	—	—	(37,336)	—	(37,336)	—	(37,336)
Net loss	—	—	—	—	—	—	(55,831)	(55,831)	223	(55,608)
Rebalancing of ownership percentage	—	—	—	—	321	561	—	882	(882)	—
Balance, September 30, 2020	1,610,000	$16	93,775,745	$938	$2,083,812	$(43,818)	$(1,068,514)	$972,434	$4,550	$976,984

			Three Months Ended September 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2020	1,610,000	16	93,644,641	$936	$2,081,062	$(46,489)	$(1,058,014)	$977,511	$4,795	$982,306
Issuance of Preferred Stock, net	—	—	—	—	175	—	—	175	—	175
Common stock issued through distribution reinvestment plan	—	—	131,104	2	2,013	—	—	2,015	—	2,015
Common stock repurchases	—	—	—	—	—	—	—	—	—	—
Share-based compensation, net	—	—	—	—	335	—	—	335	—	335
Distributions declared on preferred stock, $0.46 per share	—	—	—	—	—	—	(732)	(732)	—	(732)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(28)	(28)
Unrealized gain on designated derivative	—	—	—	—	—	2.284	—	2,284	—	2,284
Net loss	—	—	—	—	—	—	(9,768)	(9,768)	397	(9,371)
Rebalancing of ownership percentage	—	—	—	—	227	387	—	614	(614)	—
Balance, September 30, 2020	1,610,000	$16	93,775,745	$938	$2,083,812	$(43,818)	$(1,068,514)	$972,434	$4,550	$976,984
______
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	93,204,120	$932	$2,031,954	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934
Impact of adoption of ASC 842	—	—	—	—	(87)	(87)	—	(87)
Common stock repurchases	(665,288)	(7)	(13,286)	—	—	(13,293)	—	(13,293)
Share-based compensation, net	15,202	—	978	—	—	978	—	978
Distributions declared on common stock, $0.63 per share (1)	—	—	—	—	(58,711)	(58,711)	—	(58,711)
Common stock issued through distribution reinvestment plan	1,123,852	11	20,687	—	—	20,698	—	20,698
Distributions to non-controlling interest holders	—	—	—	—	—	—	(261)	(261)
Unrealized loss on designated derivatives	—	—	—	(13,515)	—	(13,515)	—	(13,515)
Net loss	—	—	—	—	(39,954)	(39,954)	(52)	(40,006)
Rebalancing of ownership percentage	—	—	1,648	—	—	1,648	(1,648)	—
Balance, September 30, 2019	93,677,886	$936	$2,041,981	$(8,933)	$(903,083)	$1,130,901	$5,836	$1,136,737

	Three Months Ended September 30, 2019
	Common Stock			Accumulated Other Comprehensive Income
	Number of Shares (1)	Par Value (1)	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2019	93,271,833	$932	$2,034,905	$(6,253)	$(854,660)	$1,174,924	$5,935	$1,180,859
Share-based compensation, net	15,202	—	333	—	—	333	—	333
Distributions declared on common stock, $0.21 per share (1)	—	—	—	—	(19,634)	(19,634)	—	(19,634)
Common stock issued through distribution reinvestment plan	390,851	4	6,743	—	—	6,747	—	6,747
Distributions to non-controlling interest holders	—	—	—	—	—	—	(88)	(88)
Unrealized loss on designated derivatives	—	—	—	(2,680)	—	(2,680)	—	(2,680)
Net loss	—	—	—	—	(28,789)	(28,789)	(11)	(28,800)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—
Balance, September 30, 2019	93,677,886	$936	$2,041,981	$(8,933)	$(903,083)	$1,130,901	$5,836	$1,136,737
______
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(55,608)	$(40,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,589	61,124
Amortization of deferred financing costs	3,255	4,888
Amortization of terminated swap payment	633	—
Amortization of mortgage premiums and discounts, net	45	(135)
Amortization (accretion) amortization of market lease and other intangibles, net	(111)	(25)
Bad debt expense	2,365	4,797
Equity-based compensation	1,011	978
Gain on sale of real estate investments, net	(2,306)	(8,793)
Loss on non-designated derivatives	45	50
Impairment charges	32,842	22,634
Changes in assets and liabilities:
Straight-line rent receivable	(2,289)	(3,011)
Prepaid expenses and other assets	(3,117)	(7,653)
Accounts payable, accrued expenses and other liabilities	6,343	3,585
Deferred rent	(1,914)	1,002
Net cash provided by operating activities	41,783	39,435
Cash flows from investing activities:
Property acquisitions and development costs	(90,985)	(91,638)
Capital expenditures	(17,629)	(10,910)
Leasing commission	(1,480)	—
Proceeds from sales of real estate investments	8,294	62,468
Net cash used in investing activities	(101,800)	(40,080)
Cash flows from financing activities:
Payments on credit facilities	—	(243,300)
Proceeds from credit facilities	95,000	163,618
Proceeds from term loan	—	150,000
Proceeds from mortgage notes payable	—	—
Payments on mortgage notes payable	(672)	(27,416)
Payments for derivative instruments	(34)	—
Payments of deferred financing costs	(2,461)	(10,290)
Preferred stock issuance costs	(366)	—
Common stock repurchases	(10,539)	(13,293)
Distributions paid on common stock	(31,354)	(38,186)
Dividends paid on preferred stock	(1,657)	—
Distributions to non-controlling interest holders	(201)	(261)
Net cash, provided by (used in) financing activities	47,716	(19,128)
Net change in cash, cash equivalents and restricted cash	(12,301)	(19,773)
Cash, cash equivalents and restricted cash, beginning of period	111,599	91,358
Cash, cash equivalents and restricted cash, end of period	$99,298	$71,585

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents, end of period	$82,233	$52,425
Restricted cash, end of period	17,065	19,160
Cash, cash equivalents and restricted cash, end of period	$99,298	$71,585

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,173	$34,949
Cash paid for income taxes	315	447

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$14,604	$20,698
Mortgage assumed in acquisition	$13,883	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
As of September 30, 2020, the Company owned 200 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.7 million rentable square feet.
On October 1, 2020, the Company announced the declaration of a quarterly stock dividend of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock (the “Stock Dividend”). The Stock Dividend was paid on October 15, 2020 to holders of record of the Company’s common stock at the close of business on October 8, 2020. Since the Stock Dividend is treated similar to a stock split for accounting purposes, the result of the Stock Dividend was an increase of 0.01349 shares for every one share of common stock. All references made to shares or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Dividend.
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

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 and 2019 respectively, are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
During the year ended December 31, 2019, the Company did not record quarterly interest expense related to borrowings under the Revolving Credit Facility (as defined below) that were borrowed and repaid during the fourth quarter of 2019. The amount of interest expense and related payable that should have been recorded was $0.3 million. As of September 30, 2020, the Company identified that the cumulative interest payable balance was understated, and as a result a true up entry was recorded to record the payable and related expense, resulting in an out of period adjustment.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of COVID-19, which became a global pandemic that has spread around the world and to every state in the United States. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In the Company’s Seniors Housing — Operating Property (“SHOP”) portfolio, occupancy has trended lower since the second half of March as government policies and implementation of infection control best practices have materially limited or closed communities to new resident move-ins which affects the Company’s ability to fill vacancies. The Company has also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, the Company bears these cost increases. These trends accelerated during the second quarter and have continued during the third quarter of 2020, and may continue to impact the Company in the future and have a material adverse effect on its revenues and income in the fourth quarter and other quarters thereafter.
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity of some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections in the second and third quarters of 2020 that have continued in some cases into the fourth quarter. The Company has taken a proactive approach to

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
achieve mutually agreeable solutions with its tenants and in some cases, in the second and third quarters of 2020, the Company executed lease amendments providing for deferral of rent.
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
For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842. Some, but not all of the Company’s lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, the Company has elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease. For leases not qualifying for this relief, the Company has applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
The Company has taken precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. These steps include borrowing an additional $95.0 million under the Credit Facility (as defined below) in March 2020 to provide more cash on the Company’s balance sheet. A portion of the $95.0 million in borrowings was used for general corporate purposes. The Company has not borrowed additional amounts subsequently. In August 2020, the Company amended the Credit Facility as part of its efforts to continue addressing the adverse impacts of the COVID-19 pandemic. For additional information on the Credit Facility amendment see Note 5 — Credit Facilities.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of September 30, 2020, these leases had a weighted average remaining lease term of 5.2 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under the Company reflects them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted by the REIT rules and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $10.0 million, for the nine months ended September 30, 2020. Fees for ancillary services are recorded in the period in which the services are performed.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
As of September 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$23,154
2021	88,749
2022	81,200
2023	68,796
2024	61,953
Thereafter	206,211
Total	$530,063
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. During the three and nine month periods ended September 30, 2020 the Company recorded reductions of revenue of $1.0 million and $2.4 million, respectively, for uncollectible amounts. During the three and nine months ended September 30, 2019, the Company recorded reductions of revenue of $1.2 million and $4.8 million, respectively, for uncollectible amounts.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended September 30, 2020 and 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $10.1 million and $70.8 million of

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
real estate investments held for sale as of September 30, 2020 and December 31, 2019, respectively (see Note 3 — Real Estate Investments, Net for additional information).
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
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets (e.g., certificates of need in certain jurisdictions) or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three and nine months ended September 30, 2020, and 2019 were asset acquisitions.
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
Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases as applicable. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
September 30, 2020
(Unaudited)
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
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company received $0.5 million and $3.6 million in these funds during the three and nine months ended September 30, 2020, related to four of its SHOP properties and considered the funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the three and nine months ended September 30, 2020 to offset the incurred COVID-19 expenses. There can be no assurance that the program will be extended or any further amounts received.
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
Not yet Adopted as of September 30, 2020
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Note 3 — Real Estate Investments, Net
Property Acquisitions and Development Costs
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 200 properties as of September 30, 2020. During the nine months ended September 30, 2020, the Company, through wholly owned subsidiaries of the OP, completed its acquisitions of one multi-tenant MOB, three single tenant MOBs and four SHOPs for an aggregate contract purchase price of $103.9 million.
The following table presents the allocation of real estate assets acquired and liabilities assumed, as well as capitalized construction in progress, during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Real estate investments, at cost:
Land	$6,900	$6,356
Buildings, fixtures and improvements	86,687	68,903
Development costs	—	5,362
Total tangible assets	93,587	80,621
Acquired intangibles:
In-place leases and other intangible assets (1)	9,385	11,777
Market lease and other intangible assets (1)	472	723
Market lease liabilities (1)	(362)	(1,483)
Total intangible assets and liabilities	9,495	11,017
Mortgage notes payable, net	(13,883)	—
Other assets acquired and liabilities assumed in the Asset Acquisition, net	1,786	—
Cash paid for real estate investments, including acquisitions	$90,985	$91,638
Number of properties purchased	8	9
______
(1)Weighted-average remaining amortization periods for in-place leases, above-market leases and below-market leases acquired were 2.3 years and 9.9 years, 8.7 years and 9.8 years, and 8.4 years as of September 30, 2020 and 2019, respectively. There were no below market leases acquired in the nine months ended September 30, 2019
Development Project
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
During the nine months ended September 30, 2019, the Company incurred $2.8 million in capitalized costs, including capitalized interest, related to the development project in Jupiter, Florida. All acquisitions in 2020 and 2019 were considered asset acquisitions for accounting purposes.
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
During the fourth quarter of 2019, in connection with the substantial completion of the development property, the Company began to evaluate it for a potential sale. As a result of this potential change in plans, the Company concluded this held for use asset was impaired and recognized an impairment charge to its respective operating real estate components in 2019.
In August 2020, the Company entered into definitive purchase and sale agreements (“PSA”) to sell the Company's recently completed development property in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively. The buyer has paid the Company $2.9 million in non-refundable deposits, but these dispositions remain subject to conditions, and there can be no guarantee that any or all of the dispositions will be completed on the contemplated terms, or at all.
Significant Tenants
As of September 30, 2020 and 2019, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2020 and 2019:

	September 30,
State	2020	2019
Florida (1)	22.3%	23.9%
Michigan (2)	10.4%	11.0%
_________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
(1) In August 2020, the Company entered into a PSA to sell three assets in Florida including the Company’s recently completed development project in Jupiter, Florida and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida. These dispositions are subject to conditions, and there can be no guarantee that the dispositions will be completed on the contemplated terms, or at all.
(2) As of September 30, 2020, the Company had 11 SHOP assets located in Michigan that are under contract to be sold pursuant to a PSA. See “Assets Held for Sale and Related Impairments” in this note for more information. In November 2020, the Company received payment of the full sales price for all 11 of the Michigan SHOPs (as defined below) and transferred seven of the properties to the buyer, with the remainder of the properties scheduled to be transferred to the buyer in January 2021. See Note 17 — Subsequent Events for more information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amortization of in-place leases and other intangible assets (1)	$3,637	$3,872	$11,176	$11,832
(Accretion) and Amortization of above-and below-market leases, net (2)	$(33)	$13	$(250)	$(142)
Amortization of above-and below-market ground leases, net (3)	$40	$74	$119	$117
________
(1)     Reflected within depreciation and amortization expense.
(2)     Reflected within rental income.
(3)     Reflected within property operating and maintenance expense.

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place lease assets	$3,429	$11,680	$9,674	$7,800	$7,038
Other intangible assets	153	613	613	613	588
Total to be added to amortization expense	$3,582	$12,293	$10,287	$8,413	$7,626

Above-market lease assets	$(260)	$(993)	$(645)	$(307)	$(260)
Below-market lease liabilities	202	1,269	1,208	1,095	955
Total to be added to revenue from tenants	$(58)	$276	$563	$788	$695

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Dispositions
The Company did not dispose of any properties during the three months ended September 30, 2020. During the nine months ended September 30, 2020 the Company sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. This gain is included on the Consolidated Statement of Operations for the three and nine months ended September 30, 2020.
On February 6, 2019, the Company sold five MOB properties in New York for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million. On July 28, 2019 the Company sold an additional MOB for a contract purchase price of $13.6 million, generating a gain on sale of $2.9 million. On August 1, 2019, the Company sold a SHOP property for a contract purchase price of $3.5 million, resulting in a loss on sale of $0.2 million. These gains and losses are included on the Consolidated Statement of Operations for the three and nine months ended September 30, 2019.
Impairments
The following table presents impairments recorded during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Assets held for sale	$1,011	$22,615	$19,049	$22,615
Assets held for use	—	—	13,793	19
Total	$1,011	$22,615	$32,842	$22,634

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
Michigan SHOPs
In January 2020, the Company entered into a PSA for the sale of a portfolio of 14 SHOPs located in Michigan (the “Michigan SHOPs”) as a single portfolio for $71.8 million. During April, 2020, the PSA was amended so that only 11 of the Michigan SHOPs will be sold pursuant to this PSA for $11.8 million. As a result of the amended PSA from April 2020, the three remaining Michigan SHOPs no longer qualify as held for sale and were reclassified to assets held for use at their original carrying values as of March 31, 2020 and an additional $0.7 million in catch-up depreciation was recorded in the nine months ended September 30, 2020. In addition, the original deposit made by the buyer was reduced from $1.0 million to $0.3 million. In October 2020, the PSA was amended to provide that the full $11.8 million sales price for all 11 Michigan SHOPs would be paid at an initial closing when seven of the properties would be transferred to the buyer with the remaining four properties scheduled to be transferred to the buyer at a second closing in January 2021. This amendment to the PSA also provided that $0.8 million of the sales price would be held in escrow and returned to the buyer at the second closing; provided that, if the PSA is terminated before the second closing due to a material default by the buyer, the Company will receive the escrowed amount.
The Company determined that the 11 Michigan SHOPs should be classified as held for sale as of September 30, 2020 and the 14 Michigan SHOPs were previously classified as held for sale as of December 31, 2019. An impairment charge of $22.6 million had previously been taken with respect to the 14 Michigan SHOPs during the three and nine months ended September 30, 2019. As a result of the change in the asset group and sales price, the Company recognized an incremental impairment charge of $19.0 million in the nine months ended September 30, 2020, inclusive of $1.0 million of impairment charges recorded in the three months ended September 30, 2020, bringing the cumulative impairment on the now 11 Michigan SHOPs to $41.7 million, representing the amount by which the carrying amount of the 11 Michigan SHOPs exceeded the Company’s estimate of the net sales price for those 11 properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
As of September 30, 2020, for the 11 Michigan SHOPs that are classified as held for sale, seven Michigan SHOPs were part of the borrowing base of the Credit Facility, one was mortgaged under the Fannie Mae Master Credit Facilities (as defined below) and three were unencumbered.
In November 2020, the initial closing under the PSA occurred and the Company received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs less $0.8 million held in escrow and transferred seven of the properties to the buyer. The remaining four properties are scheduled to be transferred to the buyer at a second closing in January 2021when the $0.8 million held in escrow will be released to the buyer (for additional information, see Note 17 — Subsequent Events).
Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that are classified as held for sale as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Land	$797	$4,051
Buildings, fixtures and improvements	9,352	66,788
Assets held for sale	$10,149	$70,839

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
As of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The Company began marketing the properties in 2020.
During the three months ended June 30, 2020, the Company received multiple bids and accepted a non-binding letter of intent from a prospective buyer to purchase the recently completed development project in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively. During August 2020, the Company entered into PSAs with the buyer on the terms generally set forth in the letter of intent. These dispositions are subject to conditions, and there can be no guarantee that any or all the dispositions will be completed on the contemplated terms or at all.
During the nine months ended September 30, 2020, the Company recorded an additional impairment charge on its recently completed development project in Jupiter, Florida representing the amount by which the carrying amount of the property exceeds the Company’s estimate of the net sales price set forth in the PSA described above. The Company did not record

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
impairment charges for held for use assets during the three months ended September 30, 2020 and recorded impairment charges for held for use assets of $13.8 million during nine months ended September 30, 2020. The Company did not record any impairments for held for use assets during the three months ended September 30, 2019 and recorded an impairment charge of $19,000 during the nine months ended September 30, 2019.
The LaSalle Properties
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. In January 2018, the Company entered into an agreement with the prior tenants at the LaSalle Properties (collectively, the “LaSalle Tenant”) in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant paid the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of September 30, 2020, the LaSalle Tenant remains in default of the forbearance agreement and owes the Company $12.7 million of rent, property taxes, late fees, and interest receivable thereunder and $7.7 million plus interest of unpaid monetary damages awarded to us by the court on our claims against the tenant.
The Company has the entire receivable balance, including the monetary damages, and related income from the LaSalle Tenant fully reserved as of September 30, 2020. The Company incurred $0.3 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the nine months ended September 30, 2020, which is included in reduction in revenue from tenants on the consolidated statement of operations and comprehensive loss. The Company incurred $3.1 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the nine months ended September 30, 2019.
On February 15, 2019, the Company filed an amended petition in Texas state court seeking the appointment of a receiver to manage the operations at these properties and for recovery of damages for the various breaches by the LaSalle Tenant. Subsequently The LaSalle Group Inc., a guarantor of certain of the LaSalle Tenant’s lease obligations (the “LaSalle Guarantor”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company severed its claims against the LaSalle Guarantor from the action against the LaSalle Tenant. On August 27, 2019, the court awarded the Company monetary damages on its claims against the LaSalle Tenant in an amount equal to $7.7 million plus interest. There can be no assurance the Company will receive any amounts with respect to these claims against the LaSalle Tenant.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
In August 2020, the Company entered into a PSA to sell the properties located in Lutz and Wellington Florida.
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of September 30, 2020 and December 31, 2019:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019		Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$3,027	$3,112	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,811	2,884	4.75%	4.75%		Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,171	7,283	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,467	16,695	3.98%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,218	10,359	3.98%	3.98%		Fixed		May 2049
Capital One MOB Loan	35	378,500	378,500	3.71%	3.71%		Fixed	(3)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%		Fixed		May 2028
Shiloh - Illinois (4)	1	13,757	—	4.34%	—%		Fixed		March 2026
Gross mortgage notes payable	62	550,651	537,533	3.94%	3.90%	(2)
Deferred financing costs, net of accumulated amortization (5)		(7,148)	(7,718)
Mortgage premiums and discounts, net		(1,486)	(1,531)
Mortgage notes payable, net		$542,017	$528,284
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
(2) Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2020 and December 31, 2019. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
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
(4) The Company assumed this fixed rate mortgage when it acquired a property during the nine months ended September 30, 2020.
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
As of September 30, 2020, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of September 30, 2020, the Company was in compliance with these financial covenants.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of September 30, 2020 and December 31, 2019:

			Outstanding Facility Amount as of		Effective Interest Rate (10)
Credit Facility	Encumbered Properties (1)		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$195,618	$100,618	3.17%	4.08%		Variable	(8)	Mar. 2023	(9)

Term Loan			150,000	150,000	4.95%	4.05%		Fixed	(6)	Mar. 2024
Deferred financing costs			(4,616)	(4,671)
Term Loan, net			145,384	145,329
Total Credit Facility	81	(2)	$341,002	$245,947

Fannie Mae Master Credit Facilities:
Capital One Facility	12	(3)	$216,614	$216,614	2.61%	4.17%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	2.66%	4.22%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	22		$359,322	$359,322

Total Credit Facilities	103		$700,324	$605,269	3.27%	4.14%	(5)
_______________
(1)Encumbered properties are as of September 30, 2020.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder. In November 2020, seven Michigan SHOPs, were sold and released from the borrowing base under the Credit Facility (see Note 17 — Subsequent Events, for additional information).
(3)Secured by first-priority mortgages on 12 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of September 30, 2020 with a carrying value of $347 million. In November 2020, one Michigan SHOP property was sold and released from the Capital One Facility (see Note 17 — Subsequent Events, for additional information).
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of September 30, 2020 with a carrying value of $253 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2020 and December 31, 2019.
(6)Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(7)Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(8)Variable rate loan with $50 million of principal amount fixed at a rate of 4.09% by an interest rate swap agreement.
(9)The company has the option to extend maturity one year to March 2024.
(10)Effective interest rate below for variable rate debt gives effect to any “Pay-fixed” swap entered into by the Company. If not hedged, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of the September 30, 2020. Interest rate caps are not considered unless the cap is currently in effect.
As of September 30, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.4 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Unencumbered real estate investments, at cost as of September 30, 2020 was $285.6 million, although there can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility.
Credit Facility
On March 13, 2019, the Company entered into an amended and restated senior secured credit facility (the “Credit Facility”), which consists of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). In both March and August 2020, the Credit Facility was further amended, and the terms of the Credit Facility giving effect to those amendments are generally described below.
The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one-year extension at the Company’s option. The Term Loan is interest-only and matures on March 13, 2024. The total commitments under the Credit Facility are $630.0 million, including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion.
The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
As of September 30, 2020, $150.0 million was outstanding under the Term Loan, and $195.6 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $29.5 million.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Pursuant to the amendment in August 2020, certain other restrictions and conditions described below will no longer apply starting in a quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% (the “Commencement Quarter”). The Commencement Quarter may be no earlier than the fiscal quarter ending June 30, 2021.
During the period from August 10, 2020 until the first day of the Commencement Quarter, the Company must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. The Company may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
In addition, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%.
Further, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.80% to 2.55%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.55% to 1.30%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the amendment to the Credit Facility in August 2020, the “floor” on LIBOR was increased from 0.00% to 0.25%.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
As of September 30, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.17% and 4.95%, respectively.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the Series A Preferred Stock or any other preferred stock the Company may issue and paying any cash distributions necessary to maintain its status as a REIT. The Company may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter, the Company will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. Beginning in the Commencement Quarter, the Company may pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, beginning in the Commencement Quarter, the Company will be permitted to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
The Credit Facility requires the Company to maintain a minimum ratio of consolidated total indebtedness to consolidated total asset value, a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum consolidated tangible net worth. The maximum ratio of consolidated total indebtedness to consolidated total asset value is 67.5% for the period from July 1, 2020 through June 30, 2021 and 65% thereafter unless and until the Commencement Quarter, following which it will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges is 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter. The minimum consolidated tangible net worth is the sum of (i) $1,188,928.00, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019.
As of September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement relating to a secured credit facility with KeyBank and a master credit facility agreement with Capital One for a secured credit facility with Capital One Multifamily Finance LLC, an affiliate of Capital One together, the “Fannie Mae Master Credit Facilities”). Advances made under these agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2020 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2020 (remainder)	$291	$—	$291
2021	1,191	130	1,321
2022	1,242	2,819	4,061
2023	6,383	200,115	206,498
2024	1,095	154,497	155,592
Thereafter	540,449	347,379	887,828
Total	$550,651	$704,940	$1,255,591
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2020
Derivative assets, at fair value	$—	$4	$—	$4
Derivative liabilities, at fair value	$—	$42,899	$—	$42,899

December 31, 2019
Derivative assets, at fair value	$—	$392	$—	$392
Derivative liabilities, at fair value	$—	$5,305	$—	$5,305
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2020.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of September 30, 2020. As of September 30, 2020, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of this evaluation and its consideration of impairment, the Company did not record any impairments for its held for use real estate investments during the quarter ended September 30, 2020. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2020 and December 31, 2019. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		September 30, 2020		December 31, 2019
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$550,651	$544,348	$537,533	$545,414
Credit Facility	3	$345,618	$341,681	$250,618	$250,618
Fannie Mae Master Credit Facilities	3	$359,322	$349,555	$359,322	$370,122
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At September 30, 2020, the carrying value under the Revolving Credit Facility and Fannie Mae Master Credit Facilities does not approximate fair value, due to the widening of the credit spread during the period. At December 31, 2019, the carrying amount approximated the fair value.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(In thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$—	$377
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$42,899	$5,305
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$4	$15

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
In connection with the refinancing of the MOB Loan during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million and $0.6 million was recorded as an increase to interest expense for the three and nine months ended September 30, 2020 and approximately $1.5 million remained in AOCI as of September 30, 2020.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2020 through June 30, 2021, the Company estimates that $10.6 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2020 and December 31, 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(405)	$(2,469)	$(42,631)	$(12,496)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,689)	$221	$(5,295)	$1,019
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(12,840)	$(12,990)	$(38,677)	$(39,739)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were $69,000 and $45,000 the three and nine months ended September 30, 2020 and a loss of $2,000 and $50,000 for the three and nine months ended September 30, 2019, respectively. The Company paid $34,000 to enter into an interest rate cap contract during the three months ended March 31, 2020 with an effective date of April 1, 2020 and notional value of $53.4 million to replace two expiring caps with similar amounts. As the cap was not yet effective as of September 30, 2019, it has been excluded from the notional amount in the table below.
    The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$359,322	6	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020	$4	$(42,899)	$—	$(42,895)	$—	$—	$(42,895)
December 31, 2019	$392	$(5,305)	$—	$(4,913)	$—	$—	$(4,913)

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $47.3 million. As of September 30, 2020, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $47.3 million at September 30, 2020.
Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2020 and December 31, 2019, the Company had 93,775,745 and 93,602,555 shares of common stock outstanding (retroactively adjusted for the Stock Dividend) , respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
From March 1, 2008 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $0.85 per annum per share of common stock. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution were payments dependent on the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
availability of funds. The Board may further reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On August 13, 2020, the Company announced that the Board had approved a change in the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and in light of the amendment to the Credit Facility described above. Accordingly, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. On October 1, 2020, the Company declared the Stock Dividend of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock. This number of shares was based on the Company’s prior cash distribution rate of $0.85 per share per annum. The Stock Dividend was paid on October 15, 2020 to holders of record of the Company’s common stock at the close of business on October 8, 2020. Distribution payments are dependent on the availability of funds. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
On April 3, 2020, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2019, which was approved by the Board on September 30, 2020. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below). The Company had 1,610,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2019 and September 30, 2020.
In December 2019, the Company issued and sold 1,610,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share.
On September 15, 2020, the Company entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (the “B. Riley”), pursuant to which the Company has the right from time to time to sell up to an aggregate of $15 million of shares of its Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” The Company controls the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. The Company did not sell any shares under the Preferred Stock Equity Line during the nine months ended September 30, 2020.
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
Tender Offer
On January 9, 2020, the Company announced a tender offer (the “2020 Tender Offer”) to purchase up to 202,698 shares (retroactively adjusted for the Stock Dividend) of its common stock for cash at a purchase price equal to $8.39 per share (retroactively adjusted for the Stock Dividend) with the proration period and withdrawal rights expiring February 7, 2020. The Company made the 2020 Tender Offer in response to an unsolicited offer to stockholders commenced on December 31, 2019. The 2020 Tender Offer expired in accordance with the terms on February 7, 2020. In accordance with the 2020 Tender Offer, the Company accepted for purchase 202,698 shares (retroactively adjusted for the Stock Dividend) for a total cost of approximately $1.7 million, which was funded with available cash.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
On February 26, 2020, the Company repurchased 511,915 shares of common stock for approximately $8.8 million, at an average price per share of $17.27 pursuant to the SRP. The repurchases reflect all repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing July 1, 2019 up to and including December 31, 2019.
Pursuant to the SRP, repurchases were to be made in respect of requests made during the periods when the SRP was active during the active periods under the SRP during the six months ending June 30, 2020 - the period from January 1, 2020 to January 8, 2020 and the period from February 26, 2020 up to and including June 30, 2020 - no later than July 31, 2020.
On August 13, 2020, the Company announced that, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and in light of the amendment to the Credit Facility described above, on August 6, 2020, the Board determined that, effective on August 12, 2020, repurchases under the SRP would be suspended. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
On October 1, 2020, the Company announced the declaration of the Stock Dividend of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock. The Stock Dividend was paid on October 15, 2020 to holders of record of the Company’s common stock at the close of business on October 8, 2020. Since the Stock Dividend is treated similar to a stock split for accounting purposes, the result was an increase of 0.01349 shares for every one share of common stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Dividend.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share (retroactively adjusted for the Stock Dividend), under the SRP and does not include any repurchases under tender offers (see above), cumulatively through September 30, 2020.

	Number of Shares Repurchased (3)	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,450,761	$20.67
Nine months ended September 30, 2020 (2)	511,915	17.27
Cumulative repurchases as of September 30, 2020	4,962,676	20.32
_________
(1) Repurchases made in 2019 include: (i) 665,288 common shares repurchased on April 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $19.98 and (ii) 452,858 shares of common stock repurchased for $7.8 million at an average price per share of $17.27 on October 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of common stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(2) Includes 511,915 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.27.
(3) Retroactively adjusted for the effects of the Stock Dividend (see Note 1)
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2020, the Company issued 1.9 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $0.3 million. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan

In May 2020, the Company announced that the Board had approved a stockholder rights plan. The dividend of one common share purchase right for each share of the Company’s common stock necessary for the rights plan to become effective has not yet been authorized by the Board.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2020 and December 31, 2019, the Special Limited Partner owned 9,008 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2020 and December 31, 2019, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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
On July 25, 2019, the Company entered into Amendment No. 1 to the Second Amended and Restated Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this footnote under “—Professional Fees and Other Reimbursements.”
Acquisition Expense Reimbursements
    The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through September 30, 2020.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of September 30, 2020, the Company

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid if any on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividend, other stock dividends and other similar events. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the nine months ended September 30, 2020 and 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and nine months ended September 30, 2020 the Company incurred $0.7 million and $5.4 million, respectively. During the three and nine months ended September 30, 2019 the Company incurred $2.2 million and $5.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
September 30, 2020
(Unaudited)
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
As part of this reimbursement, the Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $2.5 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable is payable to the Company over a 10-month period from November 2020 through August 2021.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates continue to be expensed and reimbursed on a monthly basis during 2020 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all - cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
	2020	2019	2020	2019
(In thousands)	Incurred	Incurred)	Incurred	Incurred	September 30, 2020		December 31, 2019
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$6	$70	$39	$—		$—
Ongoing fees and reimbursements:
Asset management fees	4,997	4,875	14,991	14,625	—		27
Property management fees	987	1,067	2,978	2,910	(37)		(44)
Professional fees and other reimbursements (1)	2,243	2,313	6,172	7,623	(57)		152
Professional fees credit due from Advisor	(1,217)	—	(1,217)	—	(1,349)	(3)	(529)	(3)
Distributions on Class B Units (2)	26	76	178	228	—		—
Total related party operation fees and reimbursements	$7,036	$8,337	$23,172	$25,425	$(1,443)		$(394)
___________
(1)     Includes $1.4 million and $5.1 million subject to the Capped Reimbursement Amount for the three and nine months ended September 30, 2020, respectively. Includes $1.6 million and $5.1 million subject to the Capped Reimbursement Amount for the three and nine months ended September 30, 2019, respectively.
(2)    Prior to April 1, 2015, the Company caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. As of September 30, 2020, the Board had approved the issuance of, and the OP had issued 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.
(3)    Balance includes a receivable of $1.2 million from the Advisor related to the overpayment of 2019 Bonus Awards as of September 30, 2020 which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over a ten month period from November 2020 through August 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Balance as of September 30, 2020 and December 31, 2019 also includes a receivable of $0.1 million and $0.5 million, respectively, from the Advisor previously recorded in the fourth quarter of 2018, which pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020. For the three and nine months ended September 30, 2020, the Company received $0.1 million and $0.4 million, respectively, from the Advisor for this receivable.

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the nine months ended September 30, 2020 or 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the nine months ended September 30, 2020 or 2019. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
September 30, 2020
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
September 30, 2020
(Unaudited)
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may further be adjusted for stock splits, stock dividends, combinations and similar events).
Prior to August 2017, the RSP provided for an automatic grant of 1,351 restricted shares (retroactively adjusted for the Stock Dividend) to each of the independent directors, without any further approval by the Board or the stockholders, on the date of his or her initial election to the Board and thereafter on the date of each annual stockholder meeting. The restricted shares granted as annual automatic awards prior to August 2017 were subject to vesting over a five-year period following the date of grant.
In August 2017, the Board amended the RSP to provide that the number of restricted shares comprising the automatic annual award to each of the independent directors would be equal to the quotient of $30,000 divided by the then-current Estimated Per-Share NAV and subsequently amended and restated the RSP to eliminate the automatic annual awards and to make other revisions related to the implementation of a new independent director equity compensation program. As part of this new independent director equity compensation program, the Board approved a one-time grant of restricted share awards to the independent directors as follows: (i) 304,047 restricted shares to the chairman (retroactively adjusted for the Stock Dividend) with one-seventh of the shares vesting annually in equal increments over a seven-year period with initial vesting on August 4, 2018; and (ii) 25,337 restricted shares (retroactively adjusted for the Stock Dividend) to each of the three other independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on August 4, 2018. In connection with these one-time grants, the restricted shares granted as automatic annual awards in connection with the Company’s 2017 annual meeting of stockholders on July 21, 2017 were forfeited. In connection with his election to the Board in July 2019, B.J. Penn received an award of 15,202 restricted shares (retroactively adjusted for the Stock Dividend) vesting annually in equal increments over a three-year period with initial vesting on August 4, 2020. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table reflects the amount of restricted shares outstanding as of September 30, 2020 and activity for the period presented, as retroactively adjusted for the Stock Dividend:

	Number of Shares of Common Stock (1)	Weighted Average Issue Price
Unvested, December 31, 2019	280,981	$20.89
Vested	(64,794)	20.88
Granted	—	—
Forfeitures	—	—
Unvested, September 30, 2020	216,187	20.89

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1)
As of September 30, 2020, the Company had $4.4 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 3.5 years. Compensation expense related to restricted shares was approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2020, and September 20, 2019, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the nine months ended September 30, 2020 or 2019.

Note 12 — Accumulated Other Comprehensive Loss
    The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain(loss) on Designated Derivative
Balance, December 31, 2019	$(7,043)
Other comprehensive gain (loss), before reclassifications	(42,631)
Amount of gain (loss) reclassified from accumulated other comprehensive gain (loss)	5,295
Rebalancing of ownership percentage	561
Balance, September 30, 2020	$(43,818)
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of September 30, 2020 and December 31, 2019, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividend, other stock dividends and other similar events. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividend, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the nine months ended September 30, 2020 and 2019, OP Unit non-controlling interest holders were paid distributions of $0.2 million and $0.3 million, respectively.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions		Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended September 30,		Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	September 30, 2020	September 30, 2020	September 30, 2020	As of December 31, 2019	2020	2019	2020	2019
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$346	1.9%	$13,814	$14,220	—	—	—	—
UnityPoint Clinic Portfolio (2)	December 2017	$488	5.0%	$8,546	$8,842	$—	$—	$—	$—
_______
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2) On November 4, 2020, the Company purchased all of the outstanding membership interests in the joint venture that owns the UnityPoint portfolio (see Note 17 — Subsequent Events, for additional information).
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Stock Dividend (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders (in thousands)	$(10,500)	$(28,789)	$(58,055)	$(39,954)
Basic and diluted weighted-average shares outstanding (1)	93,534,591	93,233,948	93,320,080	93,124,017
Basic and diluted net loss per share (1)	$(0.11)	$(0.31)	$(0.62)	$(0.43)
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units to be common share equivalents. The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive. The amounts in the table below have been retroactively adjusted to reflect the Stock Dividend (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested restricted shares (1)	239,730	303,999	267,116	320,133
OP Units (2)	411,475	411,475	411,475	411,475
Class B Units (3)	364,096	364,096	364,096	364,096
Total weighted average antidilutive common stock equivalents	1,015,301	1,079,570	1,042,687	1,095,704
_________
(1) Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 216,187 and 267,116 unvested restricted shares outstanding as of September 30, 2020 and 2019, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
(2) Weighted average number of antidilutive OP Units presented as shares outstanding for the periods presented. There were 405,998 OP Units outstanding as of September 30, 2020 and 2019.
(3)    Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented. There were 359,250 Class B Units outstanding as of September 30, 2020 and 2019. These Class B Units are unvested as of September 30, 2020 and 2019 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
During the nine months ended September 30, 2020 and 2019, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
Some of our properties move between our operating segments, for example if they are converted from being triple-net leased to third parties in our triple-net leased healthcare facilities segment to being leased to one of our TRSs and operated and managed on our behalf by a third-party operator in our SHOP segment. When transfers between segments occur, we reclassify the operating results of the transferred properties to their current segment for both the current and all historical periods in order to present a consistent group of property results. See Note 3 — Real Estate Investments, Net - “Impairments” and “Held for Use Assets” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Over the last three years, we have had properties transfer between operating segments. Upon such transfers the Company retroactively restates the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purpose. As a result, the Company provides transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported.
In 2018, we transitioned (i.e. this asset is now operating as a SHOP asset and is not leased to a third party) a property located in Lutz, Florida from our triple-net leased healthcare facilities segment to our SHOP segment. The results of this property had previously been reclassified in our Same Store operating results in 2018 and, according, required no additional adjustment in 2019.
As described in more detail below, the Company transitioned one property located in Wellington, Florida and the LaSalle Properties on April 1, 2019 and July 1, 2020, respectively, from its triple-net leased healthcare facilities segment to its Seniors Housing — Operating Properties segment (collectively, the “Transition Properties”). See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Properties are presented within the Seniors Housing — Operating Properties segment for and nine months ended September 30, 2020 and 2019.
The previously reported same store results had already been retroactively adjusted to reflect the movement of the results Transition Property located in Wellington, Florida and the property located in Lutz, Florida and require no further adjustments thereto.
On July 1, 2020, the Company transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of the Company’s TRSs and operated and managed on the Company’s behalf by a third-party operator. This segment has been applied retrospectively to historical periods starting with the quarter ended September 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
The following tables reconcile the segment activity, retroactively adjusted for the Transition Properties to consolidated net loss for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020				2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,810	$4,304	$65,721	$95,835	$77,970	$11,934	$200,830	$290,734
Property operating and maintenance	8,066	828	52,784	61,678	23,106	1,850	158,233	183,189
NOI	$17,744	$3,476	$12,937	34,157	$54,864	$10,084	$42,597	107,545
Impairment charges				(1,011)				(32,842)
Operating fees to related parties				(5,984)				(17,969)
Acquisition and transaction related				(175)				(680)
General and administrative				(3,162)				(14,622)
Depreciation and amortization				(20,211)				(60,589)
Interest expense				(12,840)				(38,677)
Interest and other income				2				43
Gain on sale of real estate investments				—				2,306
Loss on non-designated derivatives				(69)				(45)
Income tax expense				(78)				(78)
Net income attributable to non-controlling interests				(397)				(223)
Preferred stock dividends				(732)				(2,224)
Net loss attributable to stockholders				$(10,500)				$(58,055)
_________
(1) The results of operations from the Transition Properties are presented within the Seniors Housing — Operating Properties segment for the nine months ended September 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,672	$3,783	$65,985	$95,440	$75,997	$10,780	$193,668	$280,445
Property operating and maintenance	8,733	501	51,421	60,655	23,702	1,049	147,507	172,258
NOI	$16,939	$3,282	$14,564	34,785	$52,295	$9,731	$46,161	108,187
Impairment charges				(22,615)				(22,634)
Operating fees to related parties				(5,941)				(17,535)
Acquisition and transaction related				(112)				(161)
General and administrative				(4,782)				(15,394)
Depreciation and amortization				(20,140)				(61,124)
Interest expense				(12,990)				(39,739)
Interest and other income				11				15
Gain on sale of real estate investments				2,715				8,793
Loss on non-designated derivatives				(2)				(50)
Income tax benefit (expense)				271				(364)
Net loss attributable to non-controlling interests				11				52
Net loss attributable to stockholders				$(28,789)				$(39,954)
_______________
(1) The results of operations from the Transition Properties are presented within the Seniors Housing — Operating Properties segment for the nine months ended September 30, 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2020	December 31, 2019
ASSETS
Investments in real estate, net:
Medical office buildings	$886,379	$891,477
Triple-net leased healthcare facilities (1)	241,383	305,250
Seniors housing — operating properties (1)	1,008,891	856,864
Total investments in real estate, net	2,136,653	2,053,591
Assets held for sale	10,149	70,839
Cash and cash equivalents	82,233	95,691
Restricted cash	17,065	15,908
Derivative assets, at fair value	4	392
Straight-line rent receivable, net	23,413	21,182
Operating lease right-of-use assets	14,303	14,351
Prepaid expenses and other assets	41,797	39,707
Deferred costs, net	14,012	13,642
Total assets	$2,339,629	$2,325,303
_____________
(1) The Transition Properties are presented within the Seniors Housing — Operating Properties segment as of September 30, 2020 and December 31, 2019.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Medical office buildings	$1,026	$1,385	$3,898	$3,139
Triple-net leased healthcare facilities	9	—	67	17
Seniors housing — operating properties (1)	2,937	3,244	13,664	7,754
Total capital expenditures	$3,972	$4,629	$17,629	$10,910
______________________
(1) The results of operations from the Transition Properties are presented within the Seniors Housing — Operating Properties segment for the three and nine months ended September 30, 2020 and 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 16 — Commitments and Contingencies
As of September 30, 2020, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 12.3 years to 87.2 years. The Company did not enter into any additional ground leases during the quarter ended September 30, 2020.
As of September 30, 2020, the Company’s balance sheet includes ROU assets and liabilities of $14.3 million and $9.2 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 41.7 years and a weighted-average discount rate of 7.35% as of September 30, 2020. For the nine months ended September 30, 2020, the Company paid cash of $0.2 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million, on a straight-line basis in accordance with the standard. The Company recorded expense of $0.2 million for the three months ended March 31, 2019. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of September 30, 2020:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2020 (remainder)	$164	$21
2021	663	84
2022	682	86
2023	684	88
2024	686	90
Thereafter	29,381	7,500
Total minimum lease payments	32,260	7,869
Less: amounts representing interest	(23,109)	(3,033)
Total present value of minimum lease payments	$9,151	$4,836
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of September 30, 2020. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Dividend Declaration
On October 1, 2020, the Company announced the declaration of the Stock Dividend of 0.01349 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The Stock Dividend was paid on October 15, 2020 to holders of record of the Company’s common stock at the close of business on October 8, 2020. Since the Stock Dividend is treated similar to a stock split for accounting purposes, the result of the Stock Dividend was an increase of 0.01349 shares for every one share common stock.
Disposition
On November 2, 2020, the initial closing under the PSA pursuant to which the Company has agreed to sell 11 Michigan SHOPs occurred, and the Company received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties are scheduled to be transferred to the buyer at a second closing in January 2021 when the $0.8 million held in escrow will be released to the buyer. Of the properties transferred at the initial closing, four were part of the borrowing base under the Credit Facility, one was part of the collateral pool under the Fannie Mae Master Credit Facility with Capital One and two were unencumbered. Of the properties to be transferred at the second closing, three were part of the borrowing base under the Credit Facility until the initial closing and one was unencumbered. At the initial closing, $4.2 million of the net proceeds was used to repay amounts outstanding under the Fannie Mae Master Credit Facility with Capital One, $4.4 million of the net proceeds were used to repay amounts outstanding under the Revolving Credit Facility, with the remainder used for closing costs.
Acquisition of Non-Controlling Interest
On November 4, 2020, the Company purchased all of the outstanding the membership interests in the joint venture that owns the UnityPoint Clinics in Muscatine, Iowa and Moline, Illinois for approximately $0.6 million, funded with cash on hand. Following this transaction, the properties were wholly owned by the Company and added to the borrowing base under the Credit Facility.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and Part II. Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
Overview
We were incorporated on October 15, 2012, and are a Maryland corporation that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
We invest in healthcare real estate, focusing on seniors housing properties and medical office buildings (“MOB”) located in the United States. The Advisor has been retained by us to manage our affairs on a day-to-day basis. We have retained Healthcare Trust Properties, LLC (the “Property Manager”) to serve as our property manager. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties receive compensation, fees and expense reimbursements from us for services related to managing our business and investments. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP.
As of September 30, 2020, we owned 200 properties (all references to number of properties and square footage are unaudited) located in 31 states and comprised of 9.7 million rentable square feet.
Our initial public offering of common stock, which is not listed on a national securities exchange, closed in November 2014, and, in December 2019, our initial public offering of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) closed, and we listed our Series A Preferred Stock on The Nasdaq Global Market under the symbol “HTIA.”
On October 1, 2020, we announced the declaration of a quarterly stock dividend of 0.01349 shares of our common stock on each outstanding share of our common stock (the “Stock Dividend”). The Stock Dividend was paid on October 15, 2020 to holders of record of our common stock at the close of business on October 8, 2020. Since the Stock Dividend is treated similar to a stock split for accounting purposes, the result of the Stock Dividend was an increase of 0.01349 shares for every one share of common stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Dividend.
On April 3, 2020, we published a new estimate of per share net asset value (“Estimated Per-Share NAV”) equal to $15.75 as of December 31, 2019 which was approved by our board of directors (the “Board”) on March 31, 2020. Our previous Estimated Per-Share NAV was equal to $17.50 as of December 31, 2018. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually. Unlike the per share amounts in this Quarterly Report on Form 10-Q, the Estimated Per-Share NAV has not been retroactively adjusted to reflect the Stock Dividend and will not be retroactively adjusted for stock dividends we expect to pay in the future until the Board determines a new Estimated Per-Share NAV. The Stock Dividend and any other stock dividends will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when stock dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers.
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
•The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below).
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of September 30, 2020, our MOB segment had an occupancy of 91.4% with a weighted-average remaining lease term of 4.9 years, (based on annualized straight-line rent as of September 30, 2020) and our triple-net leased healthcare facilities segment had a high occupancy level of 94.5% with a weighted average remaining lease term of 6.7 years (based on annualized straight-line rent as of September 30, 2020) and our Seniors Housing — Operating Properties segment (“SHOP”) had an occupancy of 77.9%. During the second and third quarters of 2020, we experienced a decline in occupancy and an increase in costs at our SHOP portfolio, however, we received grants under the CARES Act that helped offset the COVID-19 related operating costs. For additional information on our SHOP portfolio, see the “Management Actions - Seniors Housing Properties” section below.
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We do not have any significant debt principal repayments due until 2023.
•The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
•The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our senior secured credit facility (our “Credit Facility”) and the amount available for future borrowings thereunder.
•The potential negative impact on the health of personnel of our Advisor and operators of our SHOP facilities, particularly if a significant number of the Advisor’s employees or operator’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the third quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
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
We reported cash collections of 99% and 92% for the MOB and triple-net leased healthcare facilities segments, respectively, for the second quarter of 2020 as of July 31, 2020. There have been no material changes to second quarter cash rent collections as of October 31, 2020. Amounts not collected are subject to deferral agreements between us and the applicable tenant which typically provide that payment of approximately 20% of the cash rent due each month for second quarter of 2020 is deferred until the latter part of 2020 or early part of 2021.
We have collected approximately 100% of the original cash rent due for the third quarter of 2020 in our MOB segment and 100% in our triple-net leased healthcare facilities segment. Cash rental payments for our 67 SHOP properties is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of second or third quarter 2020 cash rent collected for our SHOP segment.
Rent collections in October 2020 were materially consistent with the third quarter 2020, and we expect this trend to continue; however, the cash rent status below may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. We have also granted rent concessions which serve to reduce revenue in our SHOP segment. The impact of the COVID-19 pandemic on our tenants and operators thus our ability to collect rents in future periods cannot be determined at present.
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
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, occupancy has trended lower since the second half of March as government policies and implementation of infection control best practices have materially limited or closed communities to new resident move-ins which has affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. SHOP occupancy has continued to decline from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020 and to 77.9%, as of September 30, 2020. The decline in SHOP occupancy from second quarter is mainly attributable to the transition of four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from our triple-net leased healthcare facilities segment into our SHOP segment as described in more detail below. Excluding the LaSalle Properties, SHOP occupancy would have been 78.4% as of September 30, 2020. The declines in revenue we experienced during the third quarter were primarily attributable to this decline in occupancy which also represented a decline from September 30, 2019, when SHOP occupancy was 85.1%. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second quarter and have continued during the third quarter of 2020, and may continue to impact us in the future and have a material adverse effect on our revenues and income in the fourth quarter and other quarters thereafter.
The pandemic raises the risk of an elevated level of resident exposure to illness and restrictions on move-ins at our SHOPs, which has and could also continue to adversely impact occupancy and revenues as well as increase costs. We believe that the actions we have taken help reduce the incidences of COVID-19 at our properties, but there can be no assurance in this regard. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause significant reputational harm to us and our tenants, managers and operators.
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
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We received $3.1 million in these funds during the second quarter of 2020 and $0.5 million for the third quarter related to four of its SHOP properties and considered the funds to be a grant contribution from the government. The full amount was recognized as a reduction in property operating expenses in our consolidated statement of operations for the three and nine months ended September 30, 2020 to offset the incurred COVID-19 expenses. There can be no assurance that the program will be extended or any further amounts received.
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
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2020:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	116	3,892,049	91.4%		4.9	$1,080,563
Triple-Net Leased Healthcare Facilities:
Seniors Housing — Triple-Net Leased (4)	—	—	—%		0
Hospitals	6	514,962	90.7%		6.5	133,579
Post-Acute / Skilled Nursing (5)	8	354,016	100.0%		7.1	86,566
Total Triple-Net Leased Healthcare Facilities	14	868,978	94.5%	(7)	6.7	220,145
Seniors Housing — Operating Properties (4) (5)	67	4,662,165	77.9%	(6)	N/A	1,253,922
Jupiter Property — Recently Developed	1	235,445	10.0%	(7)	0	59,979
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	200	9,658,637				$2,618,274
_______________
(1)Inclusive of leases signed but not yet commenced as of September 30, 2020.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of September 30, 2020.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of September 30, 2020) and the 11 SHOPs located in Michigan (“Michigan SHOPs”) included in assets held for sale at carrying value ($10.1 million total as of September 30, 2020), net of gross market lease intangible liabilities ($22.1 million total as of September 30, 2020).
(4)Four properties were transitioned from Seniors Housing – Triple Net Leased within our triple-net leased healthcare facilities segment to our SHOP segment effective July 1, 2020. These Transition Properties (as defined below) are presented within the Seniors Housing — Operating Properties segment as of September 30, 2020. See Results of Operations for more information on these properties.
(5)One property was transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the second quarter of 2019. This Transition Property is presented within the Seniors Housing — Operating Properties segment as of September 30, 2020. See Results of Operations for more information on this property.
(6)Weighted by unit count as of September 30, 2020.
(7)Our development property in Jupiter, Florida was substantially completed in the fourth quarter of 2019. See Note 3 — Real Estate Investments - “Development Property” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Although a portion of the property has been leased since the fourth quarter of 2019, the property will be separately shown and excluded from combined occupancy numbers until a greater portion of the property has been leased and we consider the property stabilized. Occupancy in the triple-net leased healthcare facilities segment would have been 76.5% had the development property been included. In August 2020, we entered into a definitive purchase and sale agreement (“PSA”) to sell the property. The disposition is subject to conditions, and there can be no guarantee that the disposition will be completed on the contemplated terms, or at all.
N/A    Not applicable.

Results of Operations
We operate in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease, through the Property Manager or third party property managers, single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities in the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. In our SHOP segment, we invest in seniors housing properties under a structure permitted by the REIT rules. Under the REIT rules, a REIT may lease “qualified health care” properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by an eligible independent contractor. As of September 30, 2020, we had seven eligible independent contractors operating 67 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2020, we owned 200 properties. There were 183 properties (our “Same Store” properties) owned for the entire year ended December 31, 2019 and the nine months ended September 30, 2020. Our Same Store properties include two vacant land parcels and one development property that was substantially completed in the fourth quarter of 2019. Since January 1, 2019, we acquired 17 properties (our “Acquisitions”) and disposed of eight properties (our “Dispositions”). As described in more detail under “— Comparison of the Three Months Ended September 30, 2020 — Transition Properties” below, our Same Store properties include four Transition Properties that were transitioned from Senior Housing - Triple Net Leased to our SHOP segment effective July 1, 2020, and another Transition Property which transitioned from our Triple Net Leased segment effective April 1, 2019. These five Transition Properties were owned for the entire same store period and merely moved between segments. We retroactively adjusted our Same Store for those segments to include the Transition Properties as part of our Same Store in our SHOP segment and excluded them from the Same Store in our triple-net leased healthcare facilities segment (each segment as so retroactively adjusted, the “Segment Same Store”). See Note 3 — Real Estate Investments, Net for further information about the Transition Properties and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2019 to September 30, 2020:

Number of Properties
Number of properties, January 1, 2019	191
Acquisition activity during the year ended December 31, 2019	9
Disposition activity during the year ended December 31, 2019	(7)
Number of properties, December 31, 2019	193
Acquisition activity during the nine months ended September 30, 2020	8
Disposition activity during the nine months ended September 30, 2020	(1)
Number of properties, September 30, 2020	200

Number of Same Store Properties (1)	183
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
Comparison of the Three Months Ended September 30, 2020 and 2019
Net loss attributable to common stockholders was $10.5 million and $28.8 million for the three months ended September 30, 2020 and 2019, respectively. The following table shows our results of operations for the three months ended September 30, 2020 and 2019 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$
Revenue from tenants	$95,835	$95,440	$395

Operating expenses:
Property operating and maintenance	61,678	60,655	1,023
Impairment charges	1,011	22,615	(21,604)
Operating fees to related parties	5,984	5,941	43
Acquisition and transaction related	175	112	63
General and administrative	3,162	4,782	(1,620)
Depreciation and amortization	20,211	20,140	71
Total expenses	92,221	114,245	(22,024)
Operating income (loss) before gain on sale of real estate investments	3,614	(18,805)	22,419
Gain on sale of real estate investments	—	2,715	(2,715)
Operating income (loss)	3,614	(16,090)	19,704
Other income (expense):
Interest expense	(12,840)	(12,990)	150
Interest and other income	2	11	(9)
Loss on non-designated derivatives	(69)	(2)	(67)
Total other expenses	(12,907)	(12,981)	74
Loss before income taxes	(9,293)	(29,071)	19,778
Income tax (expense) benefit	(78)	271	(349)
Net loss	(9,371)	(28,800)	19,429
Net (income) loss attributable to non-controlling interests	(397)	11	(408)
Preferred stock dividends	(732)	—	(732)
Net loss attributable to common stockholders	$(10,500)	$(28,789)	$18,289
_______________
NM — Not Meaningful

Transition Properties
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
Over the last three years, we have had properties transfer between operating segments. Upon such transfers the Company retroactively restates the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purpose. As a result, the Company provides transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported. The Company had the following: (i) 2020 Transition Property – the four LaSalle Properties (Effective July 1, 2020, reporting for the quarter ended September 30, 2020) – (ii) 2019 Transition Property – the Wellington Property (Effective in April, 2019, reporting for the quarter ended June 30, 2019). Collectively, these are referred generically as the “Transition Properties.”
As described in more detail below, our Same Store includes five Transition Properties, our property in Wellington, Florida, which was transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the second quarter of 2019, and the four LaSalle Properties which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the third quarter of 2020.
During the three months ended September 30, 2020, as shown in more detail in the table below, the Transition Properties contributed approximately $0.5 million of net operating income (“NOI”). The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
On July 1, 2020, we transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. Beginning with the Company’s reporting for the period ending September 30, 2020 these properties are part of the “Transition Properties” and the resultant change has been applied retrospectively to historical periods. As of September 30, 2019 the LaSalle Properties are reported in the Transition Properties.
The previously reported same store results had already been retroactively adjusted to reflect the movement of the results 2019 Transition Property and the 2018 Transition Property and require no further adjustments thereto.
For purposes of the discussion and analysis of the segment results of operations during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the 2020 Transition Properties as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Properties.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$8,898	$(4,594)	$4,304	$8,954	$(5,171)	$3,783	$(56)	$577	$521
Less: Property operating and maintenance	5,878	(5,050)	828	5,547	(5,046)	501	331	(4)	327
NOI	$3,020	$456	$3,476	$3,407	$(125)	$3,282	$(387)	$581	$194

SHOP Segment
Revenue from tenants	$56,040	$4,594	$60,634	$60,197	$5,171	$65,368	$(4,157)	$(577)	$(4,734)
Less: Property operating and maintenance	43,453	5,050	48,503	45,830	5,046	50,876	(2,377)	4	(2,373)
NOI	$12,587	$(456)	$12,131	$14,367	$125	$14,492	$(1,780)	$(581)	$(2,361)

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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended September 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$23,514	$23,907	$(393)	$2,296	$1,447	$849	$—	$318	$(318)	$25,810	$25,672	$138
Less: Property operating and maintenance	7,438	8,140	(702)	628	544	84	—	49	(49)	8,066	8,733	(667)
NOI	$16,076	$15,767	$309	$1,668	$903	$765	$—	$269	$(269)	$17,744	$16,939	$805
_______________
(1)Our MOB segment included 104 Same Store properties.
(2)Our MOB segment included 12 Acquisition properties.
(3)Our MOB segment included seven Disposition properties.
(4)Our MOB segment included 116 properties.
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
During the three months ended September 30, 2020, the MOB segment contributed a $0.8 million increase in NOI as compared to the three months ended September 30, 2019. Of our 17 Acquisitions during the period from January 1, 2019 through September 30, 2020, 12 were MOBs which contributed a $0.8 million increase in NOI and our Disposition properties contributed a $0.3 million decrease in NOI due to lower property operating expenses, while NOI from our Same Store properties was relatively flat year-over-year.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended September 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$4,304	$3,783	$521	$—	$—	$—	$—	$—	$—	$4,304	$3,783	$521
Less: Property operating and maintenance	828	501	327	—	—	—	—	—	—	828	501	327
NOI	$3,476	$3,282	$194	$—	$—	$—	$—	$—	$—	$3,476	$3,282	$194
_________
(1)    Our triple-net leased healthcare facilities segment included 18 Same Store properties.
(2)Our triple-net leased healthcare facilities segment included zero Acquisition properties.
(3)Our triple-net leased healthcare facilities segment included zero Disposition properties.
(4)Our triple-net leased healthcare facilities segment included 18 properties.
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

During the three months ended September 30, 2020, revenue from tenants in our triple-net leased healthcare facilities segment increased $0.5 million compared to the three months ended September 30, 2019, driven by our Same Store Properties. Property operating and maintenance expenses of $0.8 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, primarily relates to property taxes and operating expenses.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the nine months ended September 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$60,634	$65,368	$(4,734)	$5,087	$465	$4,622	$—	$152	$(152)	$65,721	$65,985	$(264)
Less: Property operating and maintenance	48,503	50,876	(2,373)	4,281	376	3,905	—	169	(169)	52,784	51,421	1,363
NOI	$12,131	$14,492	$(2,361)	$806	$89	$717	$—	$(17)	$17	$12,937	$14,564	$(1,627)
________
(1)Our SHOP segment included 64 Same Store properties, including two land parcels.
(2)Our SHOP segment included five Acquisition properties.
(3)Our SHOP segment included one Disposition property.
(4)Our SHOP segment included 69 properties, including two land parcels.
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
During the three months ended September 30, 2020, revenues from tenants decreased by $0.3 million in our SHOP segment as compared to the three months ended September 30, 2019 which was primarily driven by a decrease in revenue of $4.7 million due to our Same Store properties, which includes our Transition Properties, partially offset by an increase of $4.6 million due to our Acquisition properties.
Revenues declined in our Same Store SHOP properties primarily due to a decrease in occupancy as a result of the impact of COVID-19 as discussed above. SHOP occupancy has decline from 84.1% as of March 31, 2020 to 79.5% as of June 30, 2020, and to 77.9% as of September 30, 2020. The decline in SHOP occupancy from second quarter included a 0.5% reduction in occupancy due to the transition of the LaSalle Properties from our triple-net leased healthcare facilities segment into our SHOP segment as described in more detail below. Excluding the LaSalle Properties, SHOP occupancy would have been 78.4% as of September 30, 2020. This decline in occupancy which also represented a decline from September 30, 2019, when SHOP occupancy was 85.1%. Regulatory and government-imposed restrictions and infectious disease protocols have hindered and continue to hinder ability to accommodate and conduct in-person tours and process and attract new move-ins at our SHOP properties which has affected and could continue to affect our ability to fill vacancies. In addition, we also generated a portion of our SHOP revenue from skilled nursing facilities (including ancillary revenue from non-residents) at four of our Same Store SHOP properties. This revenue declined $2.0 million from $5.1 million during the three months ended September 30, 2019 to $3.1 million during the three months ended September 30, 2020 as a result of us limiting the services we offer at our skilled nursing facilities, during the COVID-19 pandemic, to protect our residents and on-site staff. We also offered COVID-related rent concessions of $0.5 million for the three months ended September 30, 2020. These revenue decreases were partially offset by $1.1 million in COVID-19 surcharges we began billing residents for Personal Protective Equipment (“PPE”) during the third quarter 2020, and less bad debt expense of $0.9 million relating to the LaSalle tenant, as described further below.
During the three months ended September 30, 2020, property operating and maintenance expenses increased $1.4 million in our SHOP segment as compared to the three months ended September 30, 2019, primarily due to an increase of $3.9 million due to our SHOP Acquisition properties, partially offset by a decrease of $2.4 million in our Same Store properties, which includes our Transition Properties.

We had a decrease in operating costs of $2.4 million in our Same Store properties. This decrease was partly due to $0.5 million of funds received through the CARES ACT. The full amount of the CARES Act funds was recognized as a reduction in our Same Store property operating expenses in the table above for the three months ended September 30, 2020 to offset the increase in operating costs related to COVID-19, which were $1.8 million for the three months ended September 30, 2020. There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
The LaSalle Properties
On July 1, 2020, we transitioned the LaSalle Properties from our triple-net leased healthcare facilities segment to our SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. Beginning with the Company’s reporting for the period ending September 30, 2020 these properties are part of the “Transition Properties” and the resultant change has been applied retrospectively to historical periods. As of September 30, 2019 the LaSalle Properties are reported in the Transition Properties.
As of September 30, 2020, the prior tenants at the LaSalle Properties remain in default of the forbearance agreement and owes us $12.7 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Properties fully reserved as of September 30, 2020 and 2019. We incurred bad debt expense of $0.3 million and $1.2 million, related to the LaSalle Properties during the three months ended September 30, 2020 and 2019, respectively, which is included as a reduction in revenue from tenants on the consolidated statement of operations.
Now that the transition is complete, we have gained more control over the operations of the LaSalle Properties, and we believe this will allow us to improve performance and the cash flows generated by the LaSalle Properties. There can be no assurance, however, that completing this transition will result in us achieving our operational objectives.
Other Results of Operations
Impairment Charges
We incurred $1.0 million of impairment charges for the three months ended September 30, 2020 on the 11 Michigan SHOP properties as a result of expected additional closing costs that were not previously anticipated, which reduced the net amount expected to be realized on the sale of properties. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the three months ended September 30, 2020.
Operating Fees to Related Parties
Operating fees to related parties were $6.0 million for the three months ended September 30, 2020 and $5.9 million for September 30, 2019 respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.0 million and $4.9 million or the three months ended September 30, 2020 and 2019, respectively. The increase was due to an increase in the variable portion of the base management fee due to our offering of Series A Preferred Stock in the fourth quarter of 2019.
Property management fees were $1.0 million for the three months ended September 30, 2020 and $1.1 million for the three months ended September 30, 2019. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.2 million for the three months ended September 30, 2020, compared to approximately $0.1 million for the three months ended September 30, 2019. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses decreased to $3.2 million for the three months ended September 30, 2020 compared to $4.8 million for the three months ended September 30, 2019, which includes $2.3 million and $2.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties. Class B Units will not receive distributions, and no expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash. The decrease was primarily due to the reduction of expense related to 2019 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.2 million as well as the decrease in distributions on Class B Units of $0.1 million. For additional details on these awards, see Note 9 — Related Party Transactions and Agreements to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $0.1 million to $20.2 million for the three months ended September 30, 2020 from $20.1 million for the three months ended September 30, 2019. The decrease was due to acquisitions, dispositions and held for sale classifications.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2020, we did not dispose of any properties. In the three months ended September 30, 2019 we disposed of one MOB property for a contract purchase price of $13.6 million and one SHOP property for a contract purchase price of $3.5 million. These dispositions resulted in an aggregated gain on sale of $2.7 million for the three months ended September 30, 2019.
Interest Expense
Interest expense decreased by $0.2 million to $12.8 million for the three months ended September 30, 2020 from $13.0 million for the three months ended September 30, 2019. The decrease in interest expense resulted from lower interest rates, partially offset by the increase on average outstanding debt in 2020 compared to 2019. As of September 30, 2020 our outstanding debt obligations were $1.3 billion at a weighted average interest rate of 3.57% per year. As of September 30, 2019, we had total borrowings of $1.0 billion, at a weighted average interest rate of 4.45% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $2,000 and a $11,000 income for the three months ended September 30, 2020 and 2019, respectively.
Gain (Loss) on Non-Designated Derivatives
The gain (loss) on non-designated derivative instruments for the three months ended September 30, 2020 and 2019 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
We recorded an income tax expense of $0.1 million and a $0.3 million benefit for the three months ended September 30, 2020 and 2019, respectively, primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax benefits incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.4 million for the three months ended September 30, 2020. These amounts represent the portion of our net loss that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to common stockholders was $58.1 million and $40.0 million for the nine months ended September 30, 2020 and 2019, respectively. The following table shows our results of operations for the nine months ended September 30, 2020 and 2019 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$
Revenue from tenants	$290,734	$280,445	$10,289

Operating expenses:
Property operating and maintenance	183,189	172,258	10,931
Impairment charges	32,842	22,634	10,208
Operating fees to related parties	17,969	17,535	434
Acquisition and transaction related	680	161	519
General and administrative	14,622	15,394	(772)
Depreciation and amortization	60,589	61,124	(535)
Total expenses	309,891	289,106	20,785
Operating loss before gain on sale of real estate investments	(19,157)	(8,661)	(10,496)
Gain on sale of real estate investments	2,306	8,793	(6,487)
Operating (loss) income	(16,851)	132	(16,983)
Other income (expense):
Interest expense	(38,677)	(39,739)	1,062
Interest and other income	43	15	28
Loss on non-designated derivatives	(45)	(50)	5
Total other expenses	(38,679)	(39,774)	1,095
Loss before income taxes	(55,530)	(39,642)	(15,888)
Income tax expense	(78)	(364)	286
Net loss	(55,608)	(40,006)	(15,602)
Net (income) loss attributable to non-controlling interests	(223)	52	(275)
Preferred stock dividends	(2,224)	—	(2,224)
Net loss attributable to common stockholders	$(58,055)	$(39,954)	$(18,101)
Transition Properties
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
Over the last three years, we have had properties transfer between operating segments. Upon such transfers the Company retroactively restates the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purpose. As a result, the Company provides transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported. The Company had the following: (i) 2020 Transition Property – the four LaSalle Properties (Effective July 1, 2020, reporting for the quarter ended September 30, 2020) – (ii) 2019 Transition Property – the Wellington Property (Effective in April, 2019, reporting for the quarter ended June 30, 2019). Collectively, these are referred generically as the “Transition Properties.”

On July 1, 2020, we transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. Beginning with our reporting for the period ended September 30, 2020, these properties are part of the “Transition Properties” and the resultant change has been applied retrospectively to historical periods. As of September 30, 2020, the LaSalle Properties are reported in the Transition Properties.
For purposes of the discussion and analysis of the segment results of operations during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded entirely from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties NOI before and after adjusting for the Transition Property as described above, to arrive at ‘Segment Same Store’ results. Our MOB segment was not affected by the Transition Property.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$27,195	$(15,261)	$11,934	$23,051	$(12,271)	$10,780	$4,144	$(2,990)	$1,154
Less: Property operating and maintenance	16,512	(14,662)	1,850	12,125	(11,076)	1,049	4,387	(3,586)	801
NOI	$10,683	$(599)	$10,084	$10,926	$(1,195)	$9,731	$(243)	$596	$353

SHOP Segment
Revenue from tenants	$172,185	$15,261	$187,446	$179,872	$12,271	$192,143	$(7,687)	$2,990	$(4,697)
Less: Property operating and maintenance	132,598	14,662	147,260	135,049	11,076	146,125	(2,451)	3,586	1,135
NOI	$39,587	$599	$40,186	$44,823	$1,195	$46,018	$(5,236)	$(596)	$(5,832)
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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the nine months ended September 30, 2020 and 2019:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$71,434	$71,525	$(91)	$6,309	$3,322	$2,987	$227	$1,150	$(923)	$77,970	$75,997	$1,973
Less: Property operating and maintenance	21,212	21,808	(596)	1,858	1,327	531	36	567	(531)	23,106	23,702	(596)
NOI	$50,222	$49,717	$505	$4,451	$1,995	$2,456	$191	$583	$(392)	$54,864	$52,295	$2,569
_______________
(1)Our MOB segment included 104 Same Store properties.
(2)Our MOB segment included 12 Acquisition properties.
(3)Our MOB segment included seven Disposition properties.
(4)Our MOB segment included 116 properties.
Revenue from tenants is primarily derived from contractual rent received from tenants in our MOBs. It also includes operating expense reimbursements which increase in proportion with the increase in property operating and maintenance expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent.

Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third party property management fees.
During the nine months ended September 30, 2020, the MOB segment contributed a $2.6 million increase in NOI as compared to the nine months ended September 30, 2019. Of our 17 Acquisitions during the period from January 1, 2019 through September 30, 2020, 12 were MOBs which contributed a $2.5 million increase in NOI and our Same Store properties contributed a $0.5 million increase in NOI mainly due to a decrease in property operating and maintenance, which was partially offset by seven MOB Disposition properties which contributed a $0.4 million decrease in NOI.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the nine months ended September 30, 2020 and 2019:

	Same Store (1)			Acquisitions(2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$11,934	$10,780	$1,154	$—	$—	$—	$—	$—	$—	$11,934	$10,780	$1,154
Less: Property operating and maintenance	1,850	1,049	801	—	—	—	—	—	—	1,850	1,049	801
NOI	$10,084	$9,731	$353	$—	$—	$—	$—	$—	$—	$10,084	$9,731	$353
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
During the nine months ended September 30, 2020, revenue from tenants in our triple-net leased healthcare facilities segment increased $1.2 million compared to the nine months ended September 30, 2019 due to our Same Store properties.
Property operating and maintenance expenses of $1.9 million during the nine months ended September 30, 2020 primarily relates to property taxes and operating expenses.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the nine months ended September 30, 2020 and 2019:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$187,446	$192,143	$(4,697)	$13,384	$465	$12,919	$—	$1,060	$(1,060)	$200,830	$193,668	$7,162
Less: Property operating and maintenance	147,260	146,125	1,135	10,973	376	10,597	—	1,006	(1,006)	158,233	147,507	10,726
NOI	$40,186	$46,018	$(5,832)	$2,411	$89	$2,322	$—	$54	$(54)	$42,597	$46,161	$(3,564)
_______________
(1)    Our SHOP segment included 64 Same Store properties, including two land parcels.
(2) Our SHOP segment included five Acquisition properties.
(3) Our SHOP segment included one Disposition property.
(4) Our SHOP segment included 69 properties, including two land parcels.

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
During the nine months ended September 30, 2020, revenues from tenants increased by $7.2 million in our SHOP segment as compared to the nine months ended September 30, 2019, primarily driven by $12.9 million of additional revenue through our Acquisition properties and a decrease in bad debt expense related to tenants at two of our Florida properties located in Lutz and Wellington, Florida (collectively, the “NuVista Tenant”) of $0.8 million compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, an additional $1.1 million was generated through COVID-19 surcharges which we began billing residents for PPE during the third quarter 2020. These revenue increases were partially offset by a decrease of $4.7 million to our Same Store properties, which includes our Transition Properties.
Revenues declined in our Same Store SHOP properties primarily due to a decrease in occupancy as a result of COVID-19. SHOP occupancy has declined from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020 and 77.9% as of September 30, 2020. The decline in SHOP occupancy from second quarter included a 0.5% reduction in occupancy due to the transition of the LaSalle Properties from our triple-net leased healthcare facilities segment into our SHOP segment as described in more detail below. Excluding the four LaSalle Properties, SHOP occupancy would have been 78.4% as of September 30, 2020. This decline in occupancy which also represented a decline from September 30, 2019, when SHOP occupancy was 85.1%. Regulatory and government-imposed restrictions and infectious disease protocols have hindered and continue to hinder our ability to accommodate and conduct in-person tours and process and attract new move-ins at our SHOP properties which has affected and could continue to affect our ability to fill vacancies. In addition, we also generate a portion of our SHOP revenue from skilled nursing facilities (including ancillary revenue from non-residents) at four of our same store SHOP properties. This revenue declined $2.8 million from $12.8 million during the nine months ended September 30, 2019 to $10.0 million during the nine months ended September 30, 2020 as a result of us limiting the services we offer at our facilities, during the COVID-19 pandemic, to protect our residents and on-site staff. These revenue decreases were partially offset by $1.1 million in COVID-19 surcharges we began billing residents for PPE during the third quarter 2020. We also offered $0.8 million of rent concessions related to COVID-19.
During the nine months ended September 30, 2020, property operating and maintenance expenses increased $10.7 million in our SHOP segment as compared to the nine months ended September 30, 2019, primarily due to an increase of $10.6 million due to our Acquisition properties and an increase of $1.1 million from our Same Store properties, which includes our Transition Properties. These increases were partially offset by a decrease of $1.0 million from our Disposition properties.
We had an increase in operating costs, primarily related to increased labor and supply costs related to COVID-19 in our SHOP segment of $5.0 million during the nine months ended September 30, 2020. These increased operating costs were partially offset by $3.6 million in CARES ACT funds. The full amount of these CARES ACT funds was recognized as a reduction in our Same Store property operating expenses in the table above for the nine months ended September 30, 2020 to offset the increase in operating costs related to COVID-19. There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
The LaSalle Properties
On July 1, 2020, we transitioned the LaSalle Properties from our triple-net leased healthcare facilities segment to our SHOP segment, and the LaSalle Properties are now leased to one of our TRSs and operated and managed on our behalf by a third-party operator. Beginning with our reporting for the period ending September 30, 2020 these properties are part of the “Transition Properties” and the resultant change has been applied retrospectively to historical periods. As of September 30, 2020, the LaSalle Properties are reported in the Transition Properties.
As of September 30, 2020, the prior tenants at the LaSalle Properties remain in default of a forbearance agreement and owes us $12.7 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance, including any monetary damages, and related income from the prior tenant fully reserved as of September 30, 2020. We incurred $0.3 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Properties during the nine months ended September 30, 2020, and we incurred $3.1 million in bad debt expense, including straight-lint rent write-offs during the nine months ended September 30, 2019, which is included as a reduction in revenue from tenants on the consolidated statement of operations.
The NuVista Properties
The NuVista Tenant was in default under its leases beginning from July 2017, and the applicable properties transitioned to the SHOP operating segment as of January 1, 2018 and April 1, 2019, respectively. In connection with these transitions, we replaced the NuVista Tenant as a tenant with TRSs and engaged a third party to operate the properties. We incurred

$0.3 million in bad debt expense for the nine months ended September 30, 2020. We incurred $1.1 million of bad debt expense related to the NuVista Tenant during the nine months ended September 30, 2019, respectively which is included as a reduction in revenue from tenants during the nine months ended September 30, 2020 and September 30, 2019.
Other Results of Operations
Impairment Charges
We recorded $32.8 million and $22.6 million of impairment charges for the nine months ended September 30, 2020 and 2019, respectively. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the nine months ended September 30, 2020. The impairment charges for the nine months ended September 30, 2019 primarily related to assets held for sale during that period in 2018 that had carrying values in excess of the net sales price of the assets.
Operating Fees to Related Parties
Operating fees to related parties increased $0.4 million to $18.0 million for the nine months ended September 30, 2020 from $17.5 million for the nine months ended September 30, 2019.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended September 30, 2020 and 2019 for additional information). Asset management fees were $15.0 million and $14.6 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was due to an increase in the variable portion of the base management fee due to our offering of Series A Preferred Stock in the fourth quarter of 2019.
Property management fees increased $0.1 million to $3.0 million during the nine months ended September 30, 2020 from $2.9 million for the nine months ended September 30, 2019. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.7 million for the nine months ended September 30, 2020 and $0.2 million for the nine months ended September 30, 2019. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses decreased $0.8 million to $14.6 million for the nine months ended September 30, 2020 compared to $15.4 million for the nine months ended September 30, 2019, which includes $6.4 million and $7.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as Class B Units to related parties. Class B Units will not receive distributions, and no expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash. The decrease was primarily due to the reduction of expense related to 2019 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.2 million as well as the decrease in distributions on Class B Units of $0.1 million, partially offset by increases of professional fees for audit, transfer agent and legal services as well as certain expenses reimbursed to related parties totaling $0.6 million. For additional details on the 2019 bonus awards, see Note 9 — Related Party Transactions and Agreements to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.5 million to $60.6 million for the nine months ended September 30, 2020 from $61.1 million for the nine months ended September 30, 2019. The decrease was due to a decrease in Same Store depreciation and amortization of $3.8 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $0.3 million, partially offset by an increase due to our acquisitions of approximately $3.5 million.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. The property sold for a contract price of $8.6 million.
During the nine months ended September 30, 2019, we sold six MOB properties located in New York which resulted in gains on sale. These properties sold for a contract price of $58.8 million. Also, in August 2019, we sold one of our SHOP properties for a contract price of $3.5 million. As a result, of these sales, we recorded an aggregate gain on sale of real estate investments of $8.8 million for the nine months ended September 30, 2019.
Interest Expense
Interest expense decreased $1.1 million to $38.7 million for the nine months ended September 30, 2020 from $39.7 million for the nine months ended September 30, 2019. The decrease in interest expense resulted from lower interest rates, partially offset by the increase on average outstanding debt in 2020 compared to 2019. As of September 30, 2020, we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.57% per year. As of September 30, 2019 we had total borrowings of $1.0 billion, at a weighted average interest rate of 4.45% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $43,000 for the nine months ended September 30, 2020 and $15,000 for the nine months ended September 30, 2019.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the nine months ended September 30, 2020 and 2019 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit (expense)
We recorded an income tax benefit of $0.1 million and an expense of $0.4 million for the nine months ended September 30, 2020 and 2019, respectively, related to deferred tax assets generated by current period net operating losses associated with our TRS. These deferred tax assets are partially offset by other income tax benefit incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.2 million and approximately $52,000 for the nine months ended September 30, 2020 and 2019, which represents the portion of our net income that is related to the OP Units and other non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the nine months ended September 30, 2020, net cash provided by operating activities was $41.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $42.8 million (net loss of $55.6 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), an increase in accounts payable and accrued expenses of $6.3 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $3.1 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $2.3 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2020 was $101.8 million. The cash used in investing activities included $91.0 million for the acquisition of eight properties and $17.6 million in capital expenditures. These cash outflows were partially offset by proceeds from sale of real estate of $8.3 million.
Net cash provided by investing activities during the nine months ended September 30, 2019 was $40.1 million. The net cash used in investing activities was due to cash used of $91.6 million for the acquisition of nine properties during the period and $10.9 million in capital expenditures, partially offset by proceeds from sale of real estate of $62.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $47.7 million during the nine months ended September 30, 2020 included proceeds of $95.0 million from our Revolving Credit Facility. These cash inflows were partially offset by distributions to stockholders of $31.4 million, common stock repurchases of $10.5 million, payments of deferred financing costs of $2.5 million and dividends paid to preferred stockholders of $1.7 million.
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
As of September 30, 2020, we had $82.2 million of cash and cash equivalents. Our ability to use this cash on hand is restricted. Under our Credit Facility, as amended on August 2020, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our revolving credit facility under our Credit Facility (our “Revolving Credit Facility”) totaling at least $50.0 million. As of September 30, 2020, $29.5 million was available for future borrowings under our Revolving Credit Facility. Pursuant to an amendment to our Credit Facility in August 2020, certain other restrictions and conditions described below will no longer apply starting in a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% (the “Commencement Quarter”). The Commencement Quarter may be no earlier than the fiscal quarter ending June 30, 2021. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. See “Item 1A. Risk Factors. Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our Series A Preferred Stock at the current rate.”
Following the amendment in August 2020, our Credit Facility also restricts our sources of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time. See “Item 1A. Risk Factors. Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.”
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

Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, we entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (the “B. Riley”), pursuant to which we have the right from time to time to sell up to an aggregate of $15 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” We control the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. We did not sell any shares under the Preferred Stock Equity Line during the nine months ended September 30, 2020.
Financings
As of September 30, 2020, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.4%. Net debt totaled $1.2 billion, which represents gross debt ($1.3 billion) less cash and cash equivalents ($82.2 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) and assets held for sale at carrying value ($10.1 million), net of gross market lease intangible liabilities $22.1 million. Impairment charges are already reflected within gross asset value.
As of September 30, 2020, we had total gross borrowings of $1.3 billion, at a weighted average interest rate of 3.6%. As of December 31, 2019, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.0%. As of September 30, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.5 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.3 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of September 30, 2020 was $285.6 million, although three of these assets - all Michigan SHOPs and representing $10.1 million in real estate investments, at cost, were sold in November 2020, and our recently completed development property in Jupiter, Florida - representing $60.0 million in real estate investments, at cost, is currently subject to a PSA and expected to be sold. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from these dispositions prior to the Commencement Quarter must be used to prepay amounts outstanding under the Revolving Credit Facility.
Mortgage Notes Payable
As of September 30, 2020, we had $550.7 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2020 are $0.3 million.
Credit Facility
Our Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one-year extension at our option. Our Term Loan is interest-only and matures on March 13, 2024. Loans under our Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs. Any amounts repaid under our Term Loan may not be re-borrowed.
In March 2020, we borrowed an additional $95.0 million under the Revolving Credit Facility a portion of which was used for general corporate purposes. Subsequently, we have not borrowed additional amount under the Revolving Credit Facility.
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of September 30, 2020, $345.6 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $29.5 million. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected.

As of September 30, 2020, $150.0 million was outstanding under our Term Loan, and $195.6 million was outstanding under the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million.
The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of September 30, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.17% and 4.95%, respectively.
The Credit Facility requires us to maintain a minimum ratio of consolidated total indebtedness to consolidated total asset value, a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges on a quarterly basis and a minimum consolidated tangible net worth.
As of September 30, 2020, we were in compliance with the financial covenants under the Credit Facility.
Fannie Mae Fannie Mae Master Credit Facilities
As of September 30, 2020, $359.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur until November 2021 and not more than once annually for each of the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a floor of 2.62%.
The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Capital Expenditures
During the first nine months of 2020, our capital expenditures were $17.6 million, of which approximately $3.8 million was related to our development property in Jupiter, Florida, $2.8 million related our MOB segment and $7.3 million related to our SHOP segment. All other capital expenditures were typical in nature for the other properties in our portfolio. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2020, however, given the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Nine Months Ended September 30, 2020
During the nine months ended September 30, 2020, we completed the acquisitions of one multi-tenant MOBs, three single tenant MOBs and four SHOP for an aggregate contract purchase price of $103.9 million. These acquisitions were completed during the three months ended March 31, 2020. The properties are located in Roscoe, Illinois, Pinnacle, Pennsylvania and Naples, FL and comprise approximately 320,895 square feet. These acquisitions were funded with proceeds from financings (including amounts borrowed under our Credit Facility) and cash on hand. and currently we have three MOB pending acquisitions for a contract purchase price of $18.5 million.
Acquisitions and Dispositions — Subsequent to September 30, 2020
We did not complete any acquisitions subsequent to September 30, 2020. We have signed two definitive purchase and sale agreements PSAs to acquire a total of two MOBs located in Ohio and Pennsylvania or an aggregate contract purchase price of approximately $11.8 million. We have signed one non-binding letter of intent (“LOI”) to acquire one MOB located in Texas for a contract purchase price of approximately $6.6 million. We anticipate using cash on hand to fund the consideration required to complete these acquisitions. The PSAs are subject to conditions and the LOI may not lead to a definitive agreement. There can be no assurance we will complete any of these acquisitions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
Acquisition of Non-Controlling Interest
In November 2020, we purchased all of the outstanding membership interests in the joint venture that owns the UnityPoint Clinics in Muscatine, Iowa and Moline, Illinois for approximately $0.6 million, funded with cash on hand. Following this transaction, the properties were wholly owned by us and added to the borrowing base under our Credit Facility.
Disposition and Assets Held for Sale
During the nine months ended September 30, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. There was no mortgage on this property. We did not dispose of any properties subsequent to September 30, 2020.
Also, during the fourth quarter of 2019, we began to evaluate the two skilled nursing facilities in Lutz, Florida, Wellington, Florida and our development property in Jupiter, Florida for potential sale. In August 2020, we entered into two definitive PSAs with the same buyer, one PSA to sell the property in Jupiter, Florida for $65.0 million and one PSA to sell the two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively. The sales of these assets are subject to conditions, and, due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the two skilled nursing facilities in Lutz, Florida and Wellington, Florida, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at each property for a period of time. With respect to the property in Jupiter, Florida, closing may not occur unless, among other conditions, the closing of the disposition of either or both of the two skilled nursing facilities in Lutz, Florida and Wellington, Florida has occurred or will occur concurrently. The property in Jupiter, Florida is not currently encumbered by any mortgage debt or part of the borrowing base under our Credit Facility. The two skilled nursing facilities in Lutz, Florida and Wellington Florida are part of the borrowing base under our Credit Facility.
There can be no guarantee that the disposition of any of these properties will be completed on the contemplated terms, or at all. These properties are not currently encumbered by any mortgage debt or part of the borrowing base under our Credit Facility. Pursuant to the terms of the amendment to our Credit Facility in August 2020, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
In November 2020, we received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties are scheduled to be transferred to the buyer at a second closing in January 2021 when the $0.8 million held in escrow will be released to the buyer. Of the properties transferred at the initial closing, four were part of the borrowing base under the Credit Facility, one was part of the collateral pool under the Fannie Mae Master Credit Facility with Capital One and two were unencumbered. Of the properties to be transferred at the second closing, three were part of the borrowing base under the Credit Facility until the initial closing and one was unencumbered. At the initial closing, $4.2 million of the net proceeds was used to repay amounts outstanding under the Fannie Mae Master Credit Facility with Capital One, $4.4 million of the net proceeds were used to repay amounts outstanding under the Revolving Credit Facility, with the remainder used for closing costs.
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
The amendment to the Credit Facility on August 10, 2020 provides that we may not repurchase shares of our common stock until the Commencement Quarter. In light of this amendment, the Board suspended repurchases under the SRP effective August 14, 2020. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. Prior to the Commencement Quarter, we may not repurchase shares of our common stock. Beginning in the Commencement Quarter, we will be permitted to repurchase up to $50.0 million of shares of our common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, we maintain cash and cash equivalents of at least $30.0 million and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
No assurances can be made as to when or if our SRP will be reactivated

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

The tables below reflect the items deducted from or added to net loss attributable to common stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss attributable to common stockholders (in accordance with GAAP)	$(10,500)	$(28,789)	$(58,055)	$(39,954)
Depreciation and amortization (1)	19,853	19,873	59,530	60,395
Impairment charges	1,011	22,615	32,842	22,634
Gain on sale of real estate investment	—	(2,715)	(2,306)	(8,793)
Adjustments for non-controlling interests (2)	(101)	(187)	(424)	(357)
FFO (as defined by NAREIT) attributable to stockholders	10,263	10,797	31,587	33,925
Acquisition and transaction related	175	112	680	161
(Accretion) amortization of market lease and other intangibles, net	9	10	(111)	(25)
Straight-line rent adjustments	(547)	(798)	(2,289)	(2,802)
Straight-line rent (rent deferral agreements) (2)	23	—	391	—
Amortization of mortgage premiums and discounts, net	16	(32)	45	(135)
(Gain) loss on non-designated derivatives	69	2	45	50
Capitalized construction interest costs	—	(1,023)	—	(2,756)
Adjustments for non-controlling interests (3)	1	10	7	28
MFFO attributable to stockholders	$10,009	$9,078	$30,355	$28,446
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

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,499	$735	$—	$(22,734)	$(10,500)
Impairment charges	1,011	—	—	—	1,011
Operating fees to related parties	—	—	—	5,984	5,984
Acquisition and transaction related	—	—	—	175	175
General and administrative	16	2	—	3,144	3,162
Depreciation and amortization	18,473	1,738	—	—	20,211
Interest expense	684	—	—	12,156	12,840
Interest and other income	—	(1)	—	(1)	(2)
Gain on non-designated derivative instruments	—	—	—	69	69
Income tax (benefit) expense	—	—		78	78
Preferred Stock dividends	—	—	—	732	732
Net loss (income) attributable to non-controlling interests	—	—	—	397	397
NOI	$31,683	$2,474	$—	$—	$34,157
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended September 30, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(8,374)	$460	$2,912	$(23,787)	$(28,789)
Impairment charges	22,615	—	—	—	22,615
Operating fees to related parties	—	—	—	5,941	5,941
Acquisition and transaction related	—	4	—	108	112
General and administrative	14	—	—	4,768	4,782
Depreciation and amortization	19,557	528	55	—	20,140
Interest expense	(271)	—	—	13,261	12,990
Interest and other income	—	—	—	(11)	(11)
Gain on sale of real estate investments	—	—	(2,715)	—	(2,715)
Loss on non-designated derivative instruments	—	—	—	2	2
Income tax (benefit) expense	—			(271)	(271)
Net loss (income) attributable to non-controlling interests	—	—	—	(11)	(11)
NOI	$33,541	$992	$252	$—	$34,785

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$9,923	$2,093	$2,458	$(72,529)	$(58,055)
Impairment charges	32,842	—	—	—	32,842
Operating fees to related parties	—	—	—	17,969	17,969
Acquisition and transaction related	—	—	—	680	680
General and administrative	85	—	—	14,537	14,622
Depreciation and amortization	55,781	4,769	39	—	60,589
Interest expense	1,867	—	—	36,810	38,677
Interest and other income	(6)	—	—	(37)	(43)
Gain on sale of real estate investments	—	—	(2,306)	—	(2,306)
Loss on non-designated derivative instruments	—	—	—	45	45
Income tax (benefit) expense		—		78	78
Net income (loss) attributable to non-controlling interests		—	—	223	223
Preferred Stock dividends	—	—	—	2,224	2,224
NOI	$100,492	$6,862	$191	$—	$107,545
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2019:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$23,502	$836	$9,066	$(73,358)	$(39,954)
Impairment charges	22,634	—	—	—	22,634
Operating fees to related parties	—	—	—	17,535	17,535
Acquisition and transaction related	(1)	23	—	139	161
General and administrative	60	1	9	15,324	15,394
Depreciation and amortization	59,545	1,224	355	—	61,124
Interest expense	(292)	—	—	40,031	39,739
Interest and other income	(6)	—	—	(9)	(15)
Gain on sale of real estate investment	—	—	(8,793)	—	(8,793)
Loss on non-designated derivative instruments	—	—	—	50	50
Income tax (benefit) expense	—	—	—	364	364
Net income (loss) attributable to non-controlling interests	24	—	—	(76)	(52)
NOI	$105,466	$2,084	$637	$—	$108,187

Distributions and Dividends
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
On August 10, 2020, we entered into an amendment to our Credit Facility pursuant to which we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying cash dividends on the Series A Preferred Stock or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. We may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter we will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
On August 13, 2020, we announced that the Board had approved a change in our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and in light of the amendment to the Credit Facility described above. Accordingly, distributions in light of the amendment to the Credit Facility described above. Accordingly, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. On October 1, 2020, we declared the Stock Dividend of 0.01349 shares of our common stock on each share of our outstanding common stock. This number of shares was based on our prior cash distribution rate of $0.85 per share per annum. The Stock Dividend was paid on October 15, 2020 to holders of record of our common stock at the close of business on October 8, 2020. Unlike the per share amounts in this Quarterly Report on Form 10-Q, the Estimated Per-Share NAV has not been retroactively adjusted to reflect the Stock Dividend and will not be retroactively adjusted for stock dividends we expect to pay in the future until the Board determines a new Estimated Per-Share NAV. The Stock Dividend and any other stock dividends will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when stock dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers.
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

The following table shows the sources for the payment of distributions to common stockholders preferred stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Year-To-Date
	March 31, 2020		June 30, 2020		September 30, 2020		September 30, 2020
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions			Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$13,225		$13,729		$4,400		$31,354
Distributions reinvested in common stock issued under the DRIP	6,322		6,267		2,015		14,604
Dividends to preferred stockholders	173		742		742		1,657
Distributions on OP Units	86		87		28		201
Total distributions (1)	$19,806		$20,825		$7,185		$47,816

Source of distribution coverage:
Cash flows provided by operations (2)	$18,952	95.7%	$12,294	59.0%	$7,185	100.0%	$41,783	(3)	87.4%
Proceeds received from common stock issued under the DRIP (2)	854	4.3%	6,267	30.1%	—	—%	6,033	(3)	12.6%
Available cash on hand	—	—%	2,264	10.9%	—	—%	—		—%
Total source of distribution coverage	$19,806	100%	$20,825	100%	$7,185	100.0%	$47,816		100%

Cash flows provided by operations (in accordance with GAAP)	$18,952		$12,294		$10,537		$41,783
Net loss attributable to stockholders (in accordance with GAAP)	$(24,744)		$(22.811)		$(10,500)		$(58,055)
______
(1) Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units. The decrease in total distributions was due to the change in the timing of our distributions to common stockholders (see disclosure above).
(2) Assumes the use of available cash flow from operations before any other sources.
(3) Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
For the nine months ended September 30, 2020, cash flows provided by operations were $41.8 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand, comprised of proceeds from financings and dispositions. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source will not be available again until we are able to resume paying distributions on our common stock, and there can be no assurance we will maintain participation at current levels.
Our ability to pay dividends on our Series A Preferred Stock, and starting with the Commencement Quarter, other distributions and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
As with the similar restriction in effect prior to the amendment to our Credit Facility in August 2020, we may still pay any cash distributions necessary to maintain its status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. The amendment provided that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges did not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with our Credit Facility in the future.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2020, we were in compliance with the financial and reporting covenants under our loan agreements.
Following the amendment to our Credit Facility in August 2020, until the first day of the Commencement Quarter, we must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Contractual Obligations
There were no material changes in our contractual obligations as of September 30, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
    Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and we direct your attention to those risk factors, in addition to the new summary section we are including below.
Summary Risk Factors

The following is a summary of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, and represent a summary of the principal factors that make an investment in us speculative or risky:
•Certain of our executive officers and directors are also officers, managers, employees or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global, the parent of our sponsor. As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.
•The trading price of our Series A Preferred Stock may fluctuate significantly.
•Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our Series A Preferred Stock at the current rate.
•Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.
•Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.
•Although we intend to seek a listing of our shares of common stock on a national stock exchange when we believe market conditions are favorable to do so, there is no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.
•We focus on acquiring and owning a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.
•If our Advisor loses or is unable to obtain qualified personnel, our ability to continue to achieve our investment strategies could be delayed or hindered.
•The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.
•We are depending on our Advisor to select investments and conduct our operations. Adverse changes in the financial condition of our Advisor and its affiliates or our relationship with our Advisor could adversely affect us.
•We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.
•Our revenue is dependent upon the success and economic viability of our tenants, as well as our ability to collect rent from defaulting tenants, which has and may continue to adversely impact our results of operations, and replace them with new tenants, which we may not be able to do on a timely basis, or at all.
•We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater than we anticipate, which may impact our results of operations.
•Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and operators and their respective businesses.
•We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing coronavirus pandemic.
•We are subject to risks associated with changes in general economic, business and political conditions including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

•We may fail to continue to qualify to be treated as a REIT, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our Series A Preferred Stock, common stock and the cash available for dividends and other distributions.
•The offering price and repurchase price for shares of our common stock under our DRIP, which is effective for so long as we pay dividends in stock, and our SRP, which is currently suspended, may not, among other things, accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire us.
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
The impact of the COVID-19 pandemic has been rapidly evolving. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, “shelter-in-place” orders and social distancing measures that have resulted in closure and limitations on the operations of many businesses. While some of these restrictions have been lifted, in some cases they have been thereafter reimposed. These health and safety measures have placed and may continue to place a substantial strain on the business operations of many of our tenants and third-party operators. In many cases, these measures have limited and continue to limit their ability to conduct their normal businesses operations and have adversely impacted their ability or willingness to meet their obligations to us.
The COVID-19 pandemic has triggered a decrease in global economic activity. While economies have begun to reopen, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic continue to persist. A sustained downturn in the U.S. economy and reduced spending power due to the prolonged and continuing existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOP properties. Moreover, the demand for leasing space in our properties could substantially decline which could result in a decline in our occupancy percentage and reduction in revenue and net income. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, occupancy has trended lower since the second half of March as government policies and implementation of infection control best practices have materially limited or closed communities to new resident move-ins which has affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. SHOP occupancy has continued to decline from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020 and to 77.9%, as of September 30, 2020. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second quarter and have continued during the third quarter of 2020, and may continue to impact us in the future and have a material adverse effect on our revenues and income in the fourth quarter and other quarters thereafter.
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
Within our MOB portfolio, many physician practices had temporarily discontinued nonessential surgeries and procedures due to “shelter-in-place” and other health and safety measures, which has negatively impacted their cash flows. Even now that prohibitions against performing elective procedures are generally no longer in place, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to seek medical care at healthcare facilities for non-urgent issues. Further, the coronavirus pandemic might adversely impact the business of our MOB tenants by causing a decline in the number of patients seeking treatment, by disrupting or delaying production and delivery of medical supplies such as necessary pharmaceuticals (including due to a diversion of resources and priorities toward the treatment of coronavirus) or by causing staffing shortages, which would disrupt property operations. The complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives, may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators.
Additionally, a decrease the willingness of persons to make in-person visits to properties could make it difficult for us to renew or enter into new leases and may impact the lease rates we realize on any new or renewal lease. We have continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. We could also incur more significant re- leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
Further, certain of our tenants or our third-party operators may not be eligible for or may not be successful in securing stimulus funds under the CARES Act which may impact their ability to pay their obligations including any obligations to us. We received $0.5 million and $3.6 million under this program during the three and nine months ended September 30, 2020 related to four of our properties. There can be no assurance that the program will be extended or any further amounts received.
As a result of these and other factors, tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 may be unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We reported cash collections of 99% and 92% for the MOB and triple-net leased healthcare facilities segments, respectively, for the second quarter of 2020 as of July 31, 2020. There have been no material changes to second quarter cash rent collections as of October 31, 2020. Amounts not collected are subject to deferral agreements between us and the applicable tenant which typically provide that payment of approximately 20% of the cash rent due each month for second quarter of 2020 is deferred until the latter part of 2020 or early part of 2021. We have collected approximately 100% of the original cash rent due for the third quarter of 2020 in our MOB segment and 100% in our triple-net leased healthcare facilities segment. The impact of the COVID-19 pandemic on our tenants and operators thus our ability to collect rents in future periods cannot be determined at present and the second and third quarter of 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during the latter part of 2020 or early part of 2021 under the deferral agreements we have entered into with our tenants.
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
In addition to the impacts on us related to the impacts on our tenants and operators described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:

•difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund the purchase of properties and meet other capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and paying dividends and other distributions, and may have similar effects on our tenants and operators and their ability to fund their business operations and meet their obligations to us;
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;
•the volatility in the global stock markets caused by the COVID-19 pandemic and its effects on the price of Series A Preferred Stock and the value of our common stock and could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
•we may reduce the number of properties we seek to acquire in the near future;
•planned dispositions may not occur within the expected timeframe or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic, including closing conditions that are dependent on the occurrence of events linked to the pandemic;
•following an amendment to our Credit Facility in August 2020 as part of our efforts to continue addressing the adverse impacts of the COVID-19 pandemic, until at least the fiscal quarter ending June 30, 2021, our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock, and we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility;
•our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements, which may be adversely affected to the extent the decreases in cash rent collected from our tenants and income from our operators cause a decrease in availability of future borrowings under our Credit Facility;
•if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements we could default under those agreements which could potentially result in a cash trap event, an acceleration of our indebtedness and foreclosure on our properties and could otherwise negatively impact our liquidity;
•we may recognize impairment charges on our assets;
•one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;
•we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;
•tenants and operators may be subject to lawsuits related to COVID-19 outbreaks that may occur at our properties and insurance coverage may not be sufficient to cover any potential losses;
•if we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, the difficulty of repositioning those properties with another tenant or operator may be exacerbated by the COVID-19 pandemic, as new operators or tenants may not be willing to take on the increased exposure, especially while active cases are occurring;
•difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;
•our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•increased operating risks resulting from changes to operations of our third-party operators, including their personnel, which may adversely impact the services provided by our third-party operators with respect to our SHOP properties; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants and third-party operators will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of any vaccines or other remedies developed the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our Series A Preferred Stock at the current rate.
Following an amendment to our Credit Facility in August 2020 as part of our efforts to continue addressing the adverse impacts of the COVID-19 pandemic, we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock), subject to certain exceptions, until no earlier than the fiscal quarter ending June 30, 2021. These exceptions include paying dividends on the Series A Preferred Stock, or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. These restrictions will no longer apply starting in the Commencement Quarter, which is the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
In order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and in light of the amendment to the Credit Facility, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date. Unlike the per share amounts in this Quarterly Report on Form 10-Q, the Estimated Per-Share NAV has not been adjusted to reflect the Stock Dividend and will not be adjusted for stock dividends we expect to pay in the future until the Board determines a new Estimated Per-Share NAV. The Stock Dividend and any other stock dividends will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when stock dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders' investment, all things equal, will not change assuming no sales or other transfers.
Our ability to continue to pay dividends on our Series A Preferred Stock (and distributions on our common stock commencing in the Commencement Quarter, if it occurs) depends on the availability of liquidity necessary to meet our capital needs, which is not assured. See “— Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.” As with the similar restriction in effect prior to the amendment to our Credit Facility in August 2020, we may still pay any cash distributions necessary to maintain our status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. The amendment provided that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges did not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with our Credit Facility in the future. If we do not pay dividends on our Series A Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof, and, whenever dividends on the Series A Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock will have the right to elect two additional directors to serve on our Board. A default or event of default could potentially result in an acceleration of our indebtedness and foreclosure on our properties and could otherwise negatively impact our liquidity.

Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.
Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of September 30, 2020, we had $82.2 million of cash and cash equivalents, and $29.5 million was available for future borrowings under our Revolving Credit Facility. Following the amendment in August 2020, our Credit Facility also restricts our sources of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Even if we are ultimately able to reborrow amounts generated by capital events that are required to be used to prepay the Revolving Credit Facility, there still can be no assurance as to the additional amount we will be able to generate from capital events and therefore availability under our Credit Facility giving effect to any required prepayment. Unencumbered real estate investments, at cost as of September 30, 2020 was $285.6 million, although three of these assets - all Michigan SHOPs and representing $10.1 million in real estate investments, at cost, were sold in November 2020, and our recently completed development property in Jupiter, Florida - representing $60.0 million in real estate investments, at cost, is currently subject to a PSA, and expected to be sold. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility or pledging them as security for a new mortgage loan. Three of our assets are under PSA to be sold, but these dispositions are subject to conditions. Due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the two skilled nursing facilities in Lutz, Florida and Wellington, Florida to be sold for $33.0 million, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at each property for a period of time. With respect to the recently completed development property in Jupiter, Florida to be sold for $65.0 million, closing may not occur unless, among other conditions, the closing of the disposition of either or both of the two skilled nursing facilities in Lutz, Florida and Wellington, Florida has occurred or will occur concurrently. The property in Jupiter, Florida is now substantially complete, but only 10% of the property is leased. The property is not currently generating cash flow, and it not expect to do so before it is sold. In addition, any capital-raising transaction, to the extent we are able to access the debt or equity capital markets (which is not assured) including through the Preferred Stock Equity line, could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities. Our ability to require the B. Riley to purchase shares of our Series A Preferred Stock under the preferred stock purchase agreement and obtain funds when requested is limited by the terms and conditions of the preferred stock purchase agreement. There is no guarantee that we will receive all or any portion of the $15.0 million that is available to us under the Preferred Stock Equity Line.
The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time. Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all, particularly if we do not have a source of capital available that will allow us to do so. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source will not be available again until we are able to resume paying distributions on our common stock, and there can be no assurance we will maintain participation at current levels. If we do not have access to liquidity to meet our capital needs, our business and results of operations, as well as the value of an investment in our stock, could be materially and adversely affected.
The stockholder rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
In May 2020, our board of directors adopted a stockholder rights plan that will expire May 2023 or sooner under certain circumstances. In connection with the rights plan, our board of directors intends to authorize a dividend of one common share purchase right for each share of our common stock outstanding on a date to be set by our board in its discretion. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 2.0% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our common stock at a substantial discount to the then current per share estimated net asset value. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our director, officer or other employee to us or to our stockholders or (ii) any action asserting a claim against us or any of our director or officer or other employee arising pursuant to any provision of the MGCL, our charter or our bylaws, or (c) any other action asserting a claim against us or any of our director or officer or other employee that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
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
The following table summarizes our SRP activity for the periods presented (retroactively adjusted for the Stock Dividend). Repurchases are currently consummated using the most recently published Estimated Per-Share NAV at the time of the repurchase.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2019 (1)	4,450,761	$20.67
Nine months ended September 30, 2020 (2)	511,915	17.27
Cumulative repurchases as of September 30, 2020	4,962,676	20.32
_________
(1) Repurchases made in 2019 include: (i) 665,288 common shares repurchased on April 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing March 13, 2018 up to and including December 31, 2018 for $13.3 million at an average price per share of $19.98 and (ii) 452,858 shares of common stock repurchased for $7.8 million at an average price per share of $17.27 on October 30, 2019 with respect to 100% of repurchase requests made in good order following the death or qualifying disability of common stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
(2) Includes 511,915 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.27. We rejected all repurchase requests received from January 1, 2020 until suspension of the SRP effective August 14, 2020, including repurchase requests for 250,074 shares of our common stock during the six months ended June 30, 2020 and 59,175 shares of our common stock after July 1, 2020.
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
Katie P. Kurtz
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 16, 2020

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.4 (4)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.5 (5)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.6 (7)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock.
10.1 (6)	Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of
August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto.
10.2 (7)	Preferred Stock Purchase Agreement, dated September 15, 2020, among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and B. Riley Principal Capital, LLC.
10.3 (7)	Registration Rights Agreement, dated September 15, 2020, among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and B. Riley Principal Capital, LLC.
10.4 (7)	Fourth Amendment, dated September 15, 2020, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5)    Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019.
(6)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020.
(7) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020.