Form 10-K
period 2020-12-31
Healthcare Trust, Inc.
filed 2021-03-30
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
Common Share Purchase Rights
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock.
As of March 23, 2021, the registrant had 95,040,732 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2020

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

PART I
Item 1. Business
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office buildings (“MOBs,”), healthcare properties leased on a triple net basis (“NNN properties”) and senior housing operating properties (“SHOPs”). As of December 31, 2020, we owned 193 properties located in 31 states and comprised of 9.4 million rentable square feet.
The following table summarizes our portfolio of properties as of December 31, 2020:

Asset Type	Number of Properties	Rentable Square Feet	Gross Asset Value (1)	Gross Asset Value %
			(In thousands)
Medical office and outpatient	117	3,911,937	$1,087,266	41.8%
Total Triple-Net Leased Healthcare (including Jupiter development property)	15	1,104,423	279,484	10.8%
Seniors Housing — Operating Properties (2)	61	4,367,124	1,232,953	47.4%
Total	193	9,383,484	$2,599,703	100.0%
________
(1)    Gross asset value represents total real estate investments, at cost ($2.6 billion total at December 31, 2020) and assets held for sale at carrying value ($0.1 million total at December 31, 2020), net of gross market lease intangible liabilities ($22.1 million total at December 31, 2020). Impairment charges are already reflected within gross asset value.
(2) Includes two land parcels.
In constructing our portfolio, we are committed to diversifying our assets by geographic region. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2020:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In thousands)
Northeast	19	$34,425	1,465,977
South	70	138,177	3,703,006
Midwest	74	107,586	2,735,934
West	30	43,796	1,478,567
Total	193	$323,984	9,383,484
___________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2020, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs (as defined below) for the fourth quarter of 2020.
Investment Strategy
Our investment strategy is guided by three core principles: (1) maintaining a balanced, well-diversified portfolio of high-quality assets; (2) pursuing accretive and opportunistic investment opportunities; and (3) maintaining a strong and flexible capital structure.
We have invested, and expect to continue investing, primarily in MOBs and seniors housing properties, primarily structured as SHOPs. In addition, we may invest in facilities leased to hospitals, including rehabilitation hospitals including long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. While we may invest in facilities across the healthcare continuum, our primary investment focus going forward is MOBs and SHOPs. Our SHOP investments are held through a structure permitted under the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). We generally acquire a fee interest in any property we acquire (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.

Healthcare is the single largest industry in the United States based on contribution to Gross Domestic Product (“GDP”). According to the National Health Expenditures Projections, 2018 - 2028 report by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow 5.2% in 2020 and at an average annual growth rate of 5.4% per year for 2019 through 2028 and (ii) the healthcare industry is projected to increase from 17.7% of U.S. GDP in 2018 to 19.7% by 2028. This growth in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor’s Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing approximately 19.9 million seasonally adjusted jobs as of December 31, 2020. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 15% from 2019 to 2029, adding approximately 2.4 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for MOBs and other facilities that serve the healthcare industry.
In addition to the growth in national health expenditures and corresponding increases in employment in the healthcare sector, the nature of healthcare delivery continues to evolve due to the COVID-19 pandemic, impact of government programs, regulatory changes and consumer preferences. We believe these changes have increased the need for capital among healthcare providers and increased incentives for these providers to develop more efficient real estate solutions in order to enhance the delivery of quality healthcare.
The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to the Centers for Disease Control and Prevention (the “CDC”), 7.0% of all adults aged 65 years and over during 2018 needed help with personal care from another person. For both sexes combined, adults aged 85 years and over (21.1%) were nearly three times as likely as adults aged 75 to 84 (8.0%) to need help with personal care from other persons; adults aged 85 and over were nearly six times as likely as adults aged 65 to 74 (3.9%) to need help with personal care from other persons.
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for MOBs, seniors housing properties and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 85 million in 2060, up from 49 million in 2016. This group will grow more rapidly than the overall population. Thus, its share of the population will increase to 22% in 2050, from 15.2% in 2016. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that healthcare reform in the United States will continue to drive an increase in demand for medical services, and in particular, in the post-acute and long-term services which our tenants and operators provide. We may invest in healthcare assets through development and joint venture partnerships.
As of December 31, 2020, 2019 and 2018, none of our tenants (together with their affiliates) had annualized rental income on a straight-line basis representing 10% or greater of total annualized rental income on a straight-line basis for the portfolio.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2020, 2019 and 2018:

	December 31,
State	2020	2019	2018
Florida (1)	20.6%	25.2%	16.6%
Georgia	*	*	10.1%
Michigan (2)	*	10.9%	13.1%
Pennsylvania	10.4%	*	10.2%
__________
*    State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
(1)We expect to sell the recently completed development project in Jupiter, Florida, in late March or second quarter 2021 pursuant to the definitive purchase and sale agreement (“PSA”) we entered into in August 2020. In addition, in August 2020 we entered into a PSA to sell a skilled nursing facility in Wellington, Florida, which is expected to close later in 2021. The PSAs are subject to conditions and there can be no assurance we will complete these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all. If these sales had been completed prior to December 31, 2020, Florida would have represented 10.0% of our consolidated annualized rental income on a straight-line basis.
(2)During the year ended December 31, 2020, we sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020, and four of which remained classified as held for sale on our consolidated balance sheet as of December 31, 2020. The remaining four properties were transferred to the buyer during the first quarter of 2021. As of December 31 2019 we owned 14 SHOPs located in Michigan that were classified as assets held for sale on our consolidated balance sheet. Three of the 14 properties that are still owned by us after the aforementioned sale, were reclassified from held for sale to held for use in 2020. For a complete description of the Michigan SHOP transaction, see Note 3 — Real Estate Investments, Net - “Assets Held for Sale and Related Impairments” below.
Medical Office Building and Outpatient Facilities
As of December 31, 2020, we owned 117 MOBs and outpatient facilities totaling 3.9 million square feet. These facilities typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
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
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2020:

MOB Classification	Number of Properties	Rentable Square Feet
On Campus	20	1,212,405
Off Campus	97	2,699,532
Total	117	3,911,937

Affiliated	78	2,874,174
Non-affiliated	39	1,037,763
Total	117	3,911,937
Seniors Housing Properties
As of December 31, 2020, we owned 59 seniors housing properties under the RIDEA structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing properties primarily consist of independent living facilities, assisted living facilities and memory care facilities. These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.

Assisted living facilities are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. Assisted living facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain assisted living facilities may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2020, our seniors housing properties included approximately 2,437 assisted living units and 1,307 memory care units.
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2020, our seniors housing properties included 967 independent living units. However, independent living facilities on their own are not treated as qualified health care properties eligible to be leased to a TRS.
Hospitals, Post-Acute Care, Skilled Nursing and Other Facilities
Our hospitals, post-acute care, skilled nursing and other facilities are leased to tenants that provide healthcare services. As of December 31, 2020, we owned 15 other healthcare-related assets, including hospitals, post-acute care, skilled nursing, and other facilities. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Our post-acute care services may be provided by SNFs. SNFs offer licensed therapy services, nutrition services, social services, activities, housekeeping and laundry services, medical services prescribed by physicians and rehabilitative services to residents in need of nursing care, but who do not require hospitalization. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.

Impact of COVID-19 Pandemic
Starting in early March 2020, we began to implement required and voluntary preventative actions at all our seniors housing properties in our SHOP segment, including restriction of visitation except in very limited and controlled circumstances, the practice of social distancing measures, increased infection control procedures and the immediate screening of individuals entering these facilities. Some of the additional steps we have taken to address the COVID-19 pandemic include, among other things, enhanced training for staff members, the implementation of telehealth to help residents remain safe while keeping appointments with important, but non-emergency, health providers, virtual tours for potential new residents, and agreements between some of our facilities and local lab partners to provide testing services. In the absence of visitors and outside vendors and in the observance of other precautionary measures, our on-site team members and caregivers have stepped in to provide care for our residents in addition to required medical care. As with almost all senior housing providers, there have been cases of coronavirus infection among the residents and staff of our seniors housing properties but we believe the actions our SHOP segment has taken has limited those infections.
In addition, pursuant to guidelines from the Centers for Disease Control (“CDC”), health care personnel and residents of long-term care facilities, including SNFs and assisted living facilities are the highest priority group to receive COVID-19 vaccines. Since its initial classification of the highest priority group, the CDC has expanded the recommended pool of eligible vaccine recipients to include frontline essential workers and people aged 75 years and older. While the CDC guidelines are only recommendations, most states have adopted similar guidelines or otherwise identified elderly individuals as a group that should receive the vaccines first. The COVID-19 stimulus bill (the “COVID-19 Stimulus”), which has been passed by Congress and signed into law by President Biden, provides, among other things, increased funding to improve vaccine distribution. Improvements in vaccine distribution could directly affect our operations by increasing the vaccination rate amongst personnel and residents of long-term care facilities, as members of the highest priority group. The extent to which the ongoing global COVID-19 pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will depend on future developments, including the scope, severity and duration of the pandemic, the willingness of residents to remain in and enter our facilities and remain able to pay for their stays, and the actions taken to contain COVID-19 or treat its impact, the effectiveness of the vaccines and the willingness of our healthcare personnel and residents to receive the vaccines and delays in distribution of the vaccines, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
The financial impact of the COVID-19 pandemic has been partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received $3.6 million in these funds during the year ended December 31, 2020, related to four of our SHOPs and considered the funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the year ended December 31, 2020 to offset the incurred COVID-19 expenses. Subsequent to December 31, 2020, we received an additional $5.1 million in funds through the CARES Act. In addition, the Company has applied for additional funds for other SHOP, assisted living or similar facilities. However, those applications have not yet been approved. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
A smaller part of our business may involve originating or acquiring loans secured by or related to the same types of properties in which we may invest directly. Likewise, we may invest in commercial mortgage-backed securities (“CMBS”), securities of publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. As of December 31, 2020, we do not own any assets of this type.
Organizational Structure
Substantially all of our business is conducted through Healthcare Trust Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”) (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP.
We own our SHOPs through the RIDEA structure, pursuant to which, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view this as a structure primarily to be used on properties that present attractive valuation entry points with long term growth prospects or drive growth by: (i) transitioning the asset to a new third-party operator that can bring scale, operating efficiencies, or ancillary services; or (ii) investing capital to reposition the asset.
Financing Strategies and Policies
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our revolving credit facility (our

“Revolving Credit Facility”) and our Fannie Mae Master Credit Facilities, which include a secured credit facility (the “KeyBank Facility”) with KeyBank together with a secured credit facility (the “Capital One Facility”) with Capital One Multifamily Finance, LLC, an affiliate of Capital One, National Association (the Capital One Facility and the KeyBank Facility are referred to herein individually as a “Fannie Mae Master Credit Facility” and together as the “Fannie Mae Master Credit Facilities”). Our senior secured credit facility (our “Credit Facility”) consists of two components, our Revolving Credit Facility and our term loan (our “Term Loan”). Our Credit Facility is secured by a pledged pool of the equity interests and related rights in wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. As of December 31, 2020, the Fannie Mae Master Credit Facilities are secured by mortgages on 21 properties, in aggregate. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, among other things. As of December 31, 2020, our total debt leverage ratio (net debt divided by gross asset value) was approximately 44.5%. Net debt totaled $1.2 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($72.4 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) and assets held for sale at carrying value ($0.1 million), net of gross market lease intangible liabilities ($22.1 million). Impairment charges are already reflected within gross asset value.
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
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties. Generally, to qualify as a REIT, we cannot directly or indirectly operate seniors housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS. Accordingly, we have formed a TRS that is wholly owned by the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf. As of December 31, 2020, we owned 59 seniors housing properties, excluding two land parcels, which we lease to our TRS. The TRS is a wholly-owned subsidiary of the OP.
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

Our tenants and operators must comply with a wide range of complex federal, state, and local laws and regulations, and the healthcare industry, in general, is the subject to increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the “Stark Law”), the False Claims Act (“FCA”), the Civil Monetary Penalties Law (“CMPL”), and a range of other federal and state regulations relating to waste, cost control, and healthcare management. The business and operations of our tenants and therefore our business could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, continued judicial and legislative changes to the ACA, future attempts to reform healthcare, new interpretations of existing laws and regulations, and changes or increased emphasis on certain enforcement priorities. Additionally, the ongoing political and legal challenges to the Patient Protection and Affordable Care Act (the “Affordable Care Act” or “ACA”) leave its future uncertain.
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
Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare entities and providers who participate in, submit or cause to be submitted claims for payment to, or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:
•The Federal Anti-Kickback Statute (42 USC Section 1320a-7b(b) of the Social Security Act) which prohibits the knowing and willful solicitation, offer, payment or acceptance of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for: (i) referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program; or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in party under a federal health care program;
•The Stark Law (42 USC Section 1395nn), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements, unless an exception applies, and prohibits the designated health services entity from submitting claims to Medicare for those services resulting from a prohibited referral;
•The FCA (13 USC Sections 3729-3733) creates liability for any person who submits a false claim to the government or causes another to submit a false claim to the government or knowingly makes a false record or statement to get a false claim paid by the government. In what is known as reverse false claims, the FCA imposes liability where a person acts improperly to avoid having to pay money to the government. The FCA also creates liability for people who conspire to violate the FCA; and
•The CMPL (42 USC 1320a-7a for healthcare) authorizes HHS to impose civil penalties administratively for fraudulent acts. The scope of the Office of the Inspector General’s authority to enforce the CMPL was increased in 2016.
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
Reimbursement
We and our tenants derive a large portion of our revenues from insurance payments with the remainder coming from Medicare and Medicaid reimbursement and private pay. The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations. For example, the ACA enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies.
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
In addition to legislative and executive actions relating to the scope of the ACA, increased enforcement will likely continue to impact the financial framework for healthcare operators and facilities. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2020, CMS announced its successes in reducing the 2020 Medicare improper payment rate and specifically called out the successes of its actions to address improper payments in home health and SNF claims.
In addition, CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to a capitated system, which means medical providers are given a set fee per patient regardless of treatment required, and value-based and bundled payment approaches, where the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than based on the actual services provided. Providers and facilities are increasingly responsible to care for and be financially responsible for certain populations of patients under the population health models and this shift in patient management paradigm is creating and will continue to create unprecedented challenges for providers.
Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), permanently repealed the Sustainable Growth Rate formula, and provided for an annual rate increase of 0.5% for physicians through 2019, but imposed a six-year freeze on fee updates from 2020 through 2025. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA continue to be uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA reporting requirements and quality metrics may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry. These and other shifts in payment and risk sharing within an outcome-based model are leading to, among other trends, increasing use of management tools to oversee individual providers and coordinate their services. The focus on utilization puts downward pressure on the number and expense of services provided as payors are moving away from a fee for service model. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.
In addition, on July 31, 2020, CMS announced a final rule that projects increased aggregate Medicare payments to SNF by 2.2 percent for fiscal year 2021. If payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
Under a program facilitated by the CMS known as the Skilled Nursing Facility Value-Based Purchasing Program, CMS began withholding 2% of SNF Medicare payments beginning October 1, 2018, to fund an incentive payment pool. CMS then redistributes 50-70% of the withheld payments back to high performing SNFs. The lowest ranked 40% of facilities receive payments that are less than what they otherwise would have received without the program. As a result, certain of our tenants could receive less in Medicare reimbursement payments, which could adversely affect their ability to make rent payments to us.
Effective October 1, 2019, CMS finalized a new case-mix classification system, the Patient-Driven Payment Model (“PDPM”). PDPM classifies SNF patients in Medicare Part A-covered stays into payment groups based on clinically relevant factors using diagnosis codes, rather than by the volume of services. This shifts the focus from the amount of care provided to instead use the patient’s condition and resulting care needs to determine Medicare reimbursement. Future changes to payment rates or methodology under the PDPM system could reduce the reimbursement our tenants receive. For example, CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by SNFs, home health agencies, and other long-term care providers.
Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the health market, including companies such as Amazon.com Inc., JPMorgan Chase & Co., Apple Inc., CVS Health Corporation, as well as telemedicine, telehealth and mhealth, are disrupting the heath industry and could lead to new trends in payment. All of the factors discussed-recoupment of past payments or denial or delay of future payments-could adversely affect an operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of its leases and other agreements with us. Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs.
We regularly assess the financial implications of reimbursement rule changes on our tenants, but we cannot assure you that current rules or future updates will not materially adversely affect our operators and tenants, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See Item 1A. “Risk Factors — Risks Related to the Healthcare Industry — Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us” and “— A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.”
Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2020 and do not expect that we will be required to make any such material capital expenditures during 2021.
Human Capital Resources
We are an externally managed company and thus have no employees. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into agreements with our Property Manager to manage and lease our properties. The employees of the Advisor, Property Manager, and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
Estimate of Net Asset Value
On April 3, 2020, we published a new estimate of per share asset value (“Estimated Per-Share NAV”) equal to $15.75 as of December 31, 2019. Our previous Estimated Per-Share NAV was equal to $17.50 as of December 31, 2018. Unlike the per share amounts in this Annual Report on Form 10-K, the Estimated Per-Share NAV has not been retroactively adjusted to reflect the payment of dividends in the form of common stock and will not be adjusted for stock dividends paid or that may be paid in the future until the Board determines a new Estimated Per-Share NAV which is expected in early April 2021. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of board of directors (the “Board”), provided that such estimates will be made at least once annually.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Internet address located at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website www.healthcaretrustinc.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors and a summary thereof. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends and they may also impact other distributions and the value of an investment in our common and preferred stock.
Summary Risk Factors
•Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
•Our property portfolio has a high concentration of properties located in Pennsylvania and Florida. Our properties may be adversely affected by economic cycles and risks inherent to those states.
•Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until at least the fiscal quarter ending June 30, 2021, and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at the current rate.
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
•No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
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
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We may incur additional indebtedness in the future.
•We depend on the Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations.
•All of our executive officers face conflicts of interest, such as conflicts created by the terms of our agreements with the Advisor and compensation payable thereunder, conflicts allocating investment opportunities to us, and conflicts in allocating their time and attention to our matters. Conflicts that arise may not be resolved in our favor and could result in actions that are adverse to us.
•We have long-term agreements with our Advisor and its affiliates that may be terminated only in limited circumstances and may require us to pay a termination fee in some cases.
•Estimated Per-Share NAV may not accurately reflect the value of our assets and may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire us.
•The stockholder rights plan adopted by our board of directors, our classified board and other aspects of our corporate structure and Maryland law may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Restrictions on share ownership contained in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

•We may fail to continue to qualify as a REIT.

Risks Related to Our Properties and Operations

Our property portfolio has a high concentration of properties located in two states. Our properties may be adversely affected by economic cycles and risks inherent to those states.

The following two states represented 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2020:

State	Percentage of Straight-Line Rental Income
Florida (1)	20.6%
Pennsylvania	10.4%
(1) During the fourth quarter of 2020, we completed the sale of our skilled nursing facility (“SNF”) in Lutz, Florida and we expect to sell the recently completed development project in Jupiter, Florida, in late March or second quarter 2021. In addition, in August 2020 we entered into an agreement to sell our skilled nursing facility in Wellington, Florida, which is expected to close later in 2021.

Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions include:
•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•climate change;
•changing demographics;
•increased telecommuting and use of alternative workplaces;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted;
•increased insurance premiums;
•state budgets and payment to providers under Medicaid or other state healthcare programs; and
•changes in reimbursement for healthcare services from commercial insurers.
We may be unable to enter into contracts for and complete property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
One of our goals is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significant capital resources;
•we may acquire properties that are not accretive;
•we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;
•we expect to finance future acquisitions primarily with additional borrowings under our Revolving Credit Facility, and there can be no assurance as to how much borrowing capacity will be available for this purpose
•we may be unable to obtain property-level debt financing or raise equity required to fund acquisitions from other sources on favorable terms, or at all;
•we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•agreements for the acquisition of properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;
•the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations; and
•we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments, but there can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved
We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.

All distributions or dividends on our common stock are paid in the discretion of our board of directors. In August 2020, our board approved a change in our common stock distribution policy, pursuant to which, unless later revised, any future distributions authorized by our board on our shares of common stock, if and when declared, will be paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date. We issued a stock dividends on our common stock in October 2020 and January 2021 but there is no assurance we will continue to do so. The Estimated Per-Share NAV has not been adjusted to reflect the stock dividends we have paid and will not be adjusted for stock dividends paid or that may be paid in the future until our board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each common stockholder will receive the same number of new shares, the total value of our common stockholders' investment, all things equal, will not change assuming no sales or other transfers. We will not be able to pay cash distributions on our common stock until we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the quarter in which we have elected to commence paying cash distributions on common stock) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. As of December 31, 2020, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 61.7%.Thus, our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Further, if we do not pay dividends on our Series A Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof, and, whenever dividends on the Series A Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock will have the right to elect two additional directors to serve on our board.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and downward pressure in financial markets. The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our properties are located, measures including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities and social distancing measures have resulted in closure and limitations on the operations of many businesses and organizations. Our tenants must interact with their patients and residents. Concern regarding the transmission of COVID-19 has impacted these interactions and has, and will likely continue to impact, the willingness of persons to has and may continue to live in or use facilities at our properties, and impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due.
The COVID-19 pandemic has triggered a slowdown in economic activity. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOPs. Moreover, the demand for leasing space at our MOB properties could decline further negatively impacting occupancy percentage, revenue and net income. Additionally, downturns or stagnation the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, occupancy trended lower as government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which has affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. SHOP occupancy declined from 84.1% as of March 31, 2020, to 75.4% as of December 31, 2020. We could also incur more significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. In addition, starting in mid-March 2020, operating costs began to rise materially including for services, labor and personal protective equipment and other supplies, as our operators took actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second, third and fourth quarters of 2020 and into the beginning of the first quarter of 2021 as the surge of new COVID-19 cases that started in late 2020 crested, and may continue to impact us in the future and have a material adverse effect on our revenues and income in the other quarters thereafter.
COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. The pandemic raises the risk of an elevated level of resident illness and move-outs at our SHOPs, which has also adversely impacted occupancy and revenues as well as increase costs and could continue to do so. There have been some incidences of COVID-19 among the residents and staff at certain of our SHOPs. Further incidences, or the perception of that outbreaks may occur, could materially and adversely affect our revenues and net income, as well as cause significant reputational harm to us and our tenants, managers and operators. Due to the contagious nature of COVID-19, residents at our SHOPSs may determine to leave the community and the workforce at these facilities may similarly shrink. The operators may be required, or may otherwise determine that it would be prudent, to impose a quarantine of an indeterminate duration. During any quarantine, new residents would not be permitted to move in and the risk of infection and death for their residents or members of the workforce could increase. We may also be required to incur additional costs to identify, contain and remedy the direct or indirect impacts of the COVID-19 pandemic, including costs related to implementing quarantines and vaccinations.Moreover, if seniors housing properties across the U.S. continue to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forego moving into seniors housing properties. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our operating results from our SHOPs, and the value of these properties, may be materially adversely affected.
Within our MOB portfolio, many physician practices temporarily discontinued nonessential surgeries and procedures due to “shelter-in-place” and other health and safety measures, which has negatively impacted their cash flows. Even now that prohibitions against performing elective procedures are generally no longer in place concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to seek medical care at healthcare facilities for non-urgent issues. Further, the COVID-19 pandemic might adversely impact the business of our MOB tenants by causing a decline in the number of patients seeking treatment, by disrupting or delaying production and delivery of medical supplies such as necessary pharmaceuticals (including due to a diversion of resources and priorities toward the treatment of COVID-19) or by causing staffing shortages, which would disrupt property operations. The complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators.
Further, certain of our tenants or our third-party operators may not be eligible for or may not be successful in securing stimulus funds under government stimulus programs which may impact their ability to pay their obligations including any obligations to us. We received $3.6 million under a government program during the year ended December 31, 2020 related to four of our properties. Subsequent to December 31, 2020, we received an additional $5.1 million in funding through the CARES Act. There can be no assurance that we will be able to qualify for, or receive, funds under this or any other governmental program established in response to COVID-19.
As a result of these and other factors, tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We reported cash collections of nearly 100% for the MOB and triple-net leased healthcare facilities segments, respectively, for the year ended December 31, 2020 as of February 15, 2021. However, the impact of the COVID-19 pandemic on our tenants and operators and thus our ability to collect rents in future periods cannot be determined as present and the amount of cash rent collected during 2020 may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in the future months including the deferred 2020 rent amounts due in 2021 under the deferral agreements we have entered into with our tenants.
The impact on our tenants and operators in our SHOP segment cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances particularly if our tenants continue to experience financial distress and increased operating costs or if healthcare facilities and SHOPs continue to experience downward pressures on occupancy and increased costs. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed as a result of any federal, state or local restrictions on tenant evictions for failure to make contractual rent payments, which may result in higher reserves for bad debt. If any of our tenants, any guarantor of a tenant’s lease obligations or an operator, files for bankruptcy, we could be further adversely affected due to loss of revenue and a decline in income produced by the property or properties operated by the third-party operator.
In addition to the impacts on us, our tenants and operators described above, the COVID-19 pandemic has also impacted us in other ways and enhanced certain risks that could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay distributions (including dividends on our Series A Preferred Stock) and other distributions to our stockholders including:
•difficulty accessing debt and equity capital on favorable terms, or at all, if global financial markets become disrupted or unstable or credit conditions deteriorate;
•disruption and instability in financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;

•the volatility in stock markets caused by the COVID-19 pandemic and its effects on the trading price of our Series A Preferred Stock and the value of our common stock and which could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
•limiting the number of properties we may seek to acquire due to capital availability;
•that planned dispositions may not occur within the expected timeframe or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic, including closing conditions that are dependent on the occurrence of events linked to the pandemic;
•following an amendment to our Credit Facility in August 2020 as part of our efforts to continue addressing the adverse impacts of the COVID-19 pandemic, until at least the fiscal quarter ending June 30, 2021, our Credit Facility restricts us from paying cash distributions on, or repurchasing, shares of our common stock, and we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the revolving portion of the Credit Facility;
•our ability to maintain sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements which may be adversely affected to the extent the decreases in cash rent collected from our tenants and income from our operators cause a decrease in availability of future borrowings under our Credit Facility;
•if we are unable to comply with financial covenants and other obligations under our Credit Facility and other debt agreements we could default under those agreements which could potentially result in an acceleration of our indebtedness and foreclosure on our properties and could otherwise negatively impact our liquidity;
•we have recognized impairment charges on our assets;
•one or more counterparties to our derivative financial instruments could default on their obligations to us increasing the risk that we may not realize the benefits of utilizing these instruments;
•we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable
•tenants and operators may be subject to lawsuits related to COVID-19 outbreaks that may occur at our properties and insurance coverage may not be sufficient to cover any potential losses further straining their financial condition;
•difficulty in repositioning properties where we or our tenants or operators have terminated or do not renew the leases or management agreements with another tenant or operator may be exacerbated by the COVID-19 pandemic, as new operators or tenants may not be willing to take on the increased exposure, especially while active cases are occurring;
•difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;
•difficulty insuring business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•increased operating risks resulting from changes to operations of our third-party operators, including their personnel, which may adversely impact the service provided by our third-party operators with respect to our SHOPs; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our third-party operators will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of available vaccines or other remedies developed, the efficacy of on-going efforts to distribute and administer available vaccines, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the COVID-19 pandemic.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. For example, during 2019, a guarantor of certain of the lease obligations of prior tenants (collectively, the “LaSalle Tenant”) at four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) filed for chapter 11 bankruptcy. As of December 31, 2020, the prior tenants at the LaSalle Properties remain in default of the forbearance agreement and owes us $12.7 million of rent, property taxes, late fees, and interest receivable thereunder. We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Properties fully reserved as of December 31, 2020 and 2019. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends and other distributions to our stockholders. In the event of a bankruptcy, there is no assurance that the debtor in possession or the bankruptcy trustee will assume the lease.
A sale-leaseback transaction may be recharacterized in a tenant’s bankruptcy proceeding.
We may enter into sale-leaseback transactions, where we purchase a property and then lease the same property back to the seller, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow.
Our results of operations have been, and may continue to be, adversely impacted by our inability to collect rent from tenants.
Tenants at certain properties in our triple-net leased healthcare facilities segment have been in default under their leases to us, and our results of operations have been adversely impacted by our inability to collect rent from these tenants. There can be no assurance that we will be able to collect rent from these or other tenants in the future. Further, we incurred $2.7 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the year ended December 31, 2020. These amounts primarily relate to former tenants at two of our properties in Florida (collectively the “NuVista Tenant” and the “LaSalle Tenant”).
Further, even if we replace tenants in default to us in a manner that will allow us to transition the properties leased to those tenants to our SHOP segment, there can be no assurance this strategy will be successful and we may be more exposed to changes in property operating expenses. There also can be no assurance that we will be able to replace these tenants on a timely basis, or at all, and our results of operations may therefore continue to be adversely impacted by bad debt expenses related to our inability to collect rent from defaulting tenants. Transitions will also increase our exposure to risks associated with operating in this structure.
Our tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. There is no assurance we will continue to collect at the current rates. The impact of the COVID-19 pandemic on our tenants and operators and thus our ability to collect rents in future periods cannot be determined as present and the amount of cash rent collected during 2020 may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in the future months including the deferred 2020 rent amounts due in 2021 under the deferral agreements we have entered into with our tenants.
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market.
Our operating results and the value of our properties are subject to risks, including:

•changes in national and market-specific economic conditions;
•changes in supply of or demand for competing properties in the relevant market area;
•changes in interest rates and availability of financing on favorable terms;
•changes in tax, real estate, environmental and zoning laws;
•periods of high interest rates and tight money supply; and
•the possibility that one or more of our tenants will not pay their rental obligations
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to the continued default of tenants under their leases or the expiration of leases. If vacancies continue for a long period of time, our revenues and net income will be adversely impacted. In addition, the value of a property depends principally upon the value of the cash flow generated by the properties. Prolonged vacancies reduce our cash flow.
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
The properties we have acquired and will acquire may face competition from nearby hospitals, senior housing properties and other medical office buildings and medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the healthcare market, including companies such as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our tenants’ failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect the ability of our tenants to make rental payments.
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

Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We may not be able to negotiate leases on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
Damage from catastrophic weather and other natural events and climate change could result in losses to us.
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms or, earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property.
To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. The impact of climate change may be material in nature, including destruction of our properties, or occur for lengthy periods of time.
In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
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
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash flow.
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
We own properties in densely populated areas that are susceptible to terrorist attack. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our tenants, operators or visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenue generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices.
Real estate-related taxes may increase and these increases may not be passed on to tenants.
From time to time our property taxes increase as property values or assessment rates change or for other reasons. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant.
Properties may be subject to restrictions on their use that affect our ability to operate a property.
Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash flow that we generate.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We have acquired and developed, and may in the future acquire and develop, properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our builder or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. For example, we experienced substantial delays and incurred significant additional costs associated with our development property in Jupiter, Florida and would be exposed to the risks in connection with any other properties we develop. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We compete with third parties in acquiring properties and other investments and attracting credit worthy tenants.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, private investment funds, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. These entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Increased demand for assets will likely increase acquisition prices.
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

We are subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws (including those of foreign jurisdictions), a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. The costs of removing or remediating could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project. Accordingly, we may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.
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
In our SHOP segment, we invest in SHOPs using the RIDEA structure which permits REITs such as us to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility. As of December 31, 2020, we had seven eligible independent contractors operating 59 SHOPs (not including two land parcels). Some of these properties were recently transitioned from our triple-net leased facilities segment to our SHOP segment. We may in the future, transition other triple-net leased facilities, which may or may not be experiencing declining performance, to third-party managed facilities under this structure, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
The income we generate from SHOPs is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. As noted herein, we have experienced declines in occupancy at our SHOPs during 2020 that may continue in 2021. Although we have various rights as the property owner under our management agreements, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses or other trained personnel or general inflationary pressures may force the operator to enhance pay and benefit packages to compete effectively for personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator’s senior management or equity ownership could adversely affect the income we receive from our SHOPs.
The operator, which is our TRS when we use this type of lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue on the applicable property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described herein. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we are subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint, or data breach. Furthermore, to the extent our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We have made investments in certain assets through joint ventures and may continue to enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) in the future. In such event, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
We may incur costs associated with complying with the Americans with Disabilities Act.
Our properties are subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our cash flow.
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
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our earnings, including $36.4 million, during the year ended December 31, 2020. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.
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

Furthermore, the healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our revenues and cash flows.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us. In some states, healthcare facilities are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant and may restrict an operator’s ability to expand properties and grow the operator’s business in certain circumstances, which could have an adverse effect on the operator’s or tenant’s revenues, and in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect the ability of our tenants’ to make rental payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. The legal challenges and legislative initiatives to roll back the Affordable Care Act continues and the outcomes are uncertain. On March 2, 2020, the Supreme Court granted a petition of certiorari and heard arguments in November 2020. If an injunction or a final judgment is made which declares the Affordable Care Act unconstitutional, states may not have to comply with its requirements, which could impact health insurance coverage for individuals. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
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

The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, the ability of our operators’ to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators.
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
Our tenants may receive payments from the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies, such as bundled payments, capitation payments and discounted fee structures. As a result, our tenants and operators may face significant limits on the reimbursed and on reimbursement rates and fees. All of these changes could impact the ability our operators and tenants’ ability to pay rent or other obligations to us. In addition, operators and tenants in certain states have experienced delays; some of which are, have been, and may be late in receiving reimbursements, which have adversely affected their ability to make rent payments to us.Further, failure of any of our operators or tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the Affordable Care Act through the Medicaid expansion and health insurance exchanges may be scaled back or eliminated in the future due to ongoing legal challenges and the future status of the Affordable Care Act is unknown. We cannot ensure that of our operators or tenants who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide.
Any slowdown in the United States economy can negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, some states have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants and operators to successfully operate their businesses.
Our tenants and operators may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. Medicare Access and CHIP Reauthorization Act (“MACRA”) has also established a new payment framework, which modified certain Medicare payments to eligible clinicians, representing a fundamental change to physician reimbursement. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants and operators could restrict their ability to make rent payments to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.
Transfers of healthcare facilities to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals, zoning approvals, and Medicare and Medicaid provider arrangements that are either not required, or enjoy reduced requirements, in connection with transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other use. Furthermore, transitioning to a new tenant or operator could cause disruptions at the operations of the properties and, if there is a delay in the new tenant or operator obtaining its Medicare license, delays in our ability to receive reimbursements from Medicare.
A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services (“CMS”), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which has impacted the ability of our tenants’ and operators’ ability to make rent payments to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenants and operators may face reductions in reimbursement rates and fees. Operators in certain states have experienced delays in receiving reimbursements, which has adversely affected their ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and operators, which may affect their ability to make contractual payments to us.
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
In addition, CMS is currently in the midst of transitioning Medicare from traditional fee for service reimbursement models to a capitated system, which means medical providers are given a set fee per patient regardless of treatment required, and value-based and bundled payment approaches, where the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than based on the actual services provided. Providers and facilities are increasing responsible to care for and be financially responsible for certain populations of patients under the population health models and this shift in patient management paradigm is creating and will continue to create unprecedented challenges for providers and impact their ability to pay rent to us.
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
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our SHOPs. A weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the operators of our SHOPs are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our SHOPs could decline.

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
Some tenants of our healthcare-related assets must comply with fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
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
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s business, operations and ability to pay rent to us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. The resources of our skilled nursing operators’ likely are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators are subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Their revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors, including the ongoing COVID-19 pandemic and its effects and turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates.
The performance and economic condition of our operators may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a seniors housing facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. Any such legislation could materially impact our operators in an adverse fashion.
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
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, under the terms of our advisory agreement we would be required to pay a transition fee to our Advisor upon termination of the advisory agreement in connection with an internalization that could be up to 4.5 times the compensation paid to our Advisor in the previous year, plus expenses. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate our Advisor. The initial term of our advisory agreement expires on February 16, 2027, but is automatically renewed upon expiration for consecutive ten-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us, we would be required to pay a termination fee that could be up to four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
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

As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. Our Advisor is continuously working, including with the aid of third-party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor and other parties that provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a subject of an intentional cyberattack or other event which results in unauthorized third-party access to systems to disrupt operations, corrupt data or steal confidential information may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Additionally, any failure to adequately protect against unauthorized or unlawful processing of personal data, or to take appropriate action in cases of infringement may result in significant penalties under privacy law.
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines or missed permitting deadlines;
•affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about our tenant operators and other third-party operators of our healthcare facilities, as well as the patients or residents at those facilities), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•adversely impact our reputation among our tenants, operators and investors generally.
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
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliates including our Property Manager. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage certain of our real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, the board.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chief executive officer. In February 2021 Katie P. Kurtz, resigned as our chief financial officer, treasurer and secretary effective April 9, 2021 and our board of directors unanimously elected Jason Doyle as assistant secretary, effective immediately, and as chief financial officer and secretary, effective upon Ms. Kurtz’s resignation. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor or Property Manager, including any change resulting from an adverse outcome in any litigation could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor or its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants, operators or counterparties.
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
We may in the future acquire or originate first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, CMBS, preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:
•risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;
•increased competition from entities engaged in mortgage lending and, or investing in our target assets;
•deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;
•difficulty in redeploying the proceeds from repayments of our existing loans and investments;
•the illiquidity of certain of these investments;
•lack of control over certain of our loans and investments;
•the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses;
•additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;
•risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and
•the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to our Indebtedness

Our level of indebtedness may increase our business risks.
As of December 31, 2020, we had total outstanding indebtedness of $1.2 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends and other distributions or for other corporate purposes;
•limiting the amount of free cash flow available for future operations, acquisitions, dividends and other distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction, we may use additional borrowings to fund the shortfall. Using debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In those cases, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
Our Credit Facility contains various covenants that may restrict our ability to take certain actions and may restrict our ability to use our cash and make investments.
Our Credit Facility contains various covenants that may restrict our ability to take certain actions for example, may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until no earlier than the fiscal quarter ending June 30, 2021. We may, however, pay dividends on the Series A Preferred Stock, or any other preferred stock we may issue and any cash distributions necessary to maintain our status as a REIT. The restrictions on paying cash distributions will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, we will only be permitted to pay cash distributions if the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after we make the election and begin paying distributions.
Covenants in the Credit Facility which restrict payment of distributions to a threshold based on Modified FFO, require maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges did not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with our Credit Facility in the future.
Covenants in our Credit Facility also require us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of December 31, 2020, we had $72.4 million of cash and cash equivalents, and $48.3 million was available for future borrowings under our Revolving Credit Facility. Following the amendment in August 2020, our Credit Facility also restricts our sources of liquidity. Pursuant to an amendment to our Credit Facility in August 2020, certain restrictions and conditions will no longer apply starting in a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% (the “Commencement Quarter”). Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Even if we are ultimately able to reborrow amounts generated by capital events that are required to be used to prepay the Revolving Credit Facility, there still can be no assurance as to the additional amount we will be able to generate from capital events and therefore availability under our Credit Facility giving effect to any required prepayment. Unencumbered real estate investments, at cost as of December 31, 2020 was $231.5 million, although our recently completed development property in Jupiter, Florida - representing $53.2 million in real estate investments, at cost is currently subject to a PSA. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility or pledging them as security for a new mortgage loan. Two of our assets, our recently completed development property in Jupiter, Florida and our skilled nursing facility in Wellington, Florida are under PSA to be sold, for an aggregate contract purchase price of $98.0 million, but these dispositions are subject to conditions. Due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the our skilled nursing facility in Wellington, Florida to be sold for $33.0 million, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at each property for a period of time. In addition, any capital-raising transaction, to the extent we are able to access the debt or equity capital markets (which is not assured) could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities. This includes any capital we may raise under our “Preferred Stock Equity Line” with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we have right from time to time to sell up to an aggregate $15 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement for the Preferred Stock Equity Line. Our ability to require purchaser under the Preferred Stock Equity Line to purchase shares of our Series A Preferred Stock and obtain funds when requested is limited by the terms and conditions of the preferred stock purchase agreement. There is no guarantee that we will receive all or any portion of the $15.0 million that is available to us under the Preferred Stock Equity Line.
The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time. Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties on favorable terms and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on favorable terms and conditions, if at all, particularly if we do not have a source of capital available that will allow us to do so. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Because shares of common stock are only offered and sold pursuant to the our distribution reinvestment plan (“DRIP”) in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source of capital will not be available unless and until we are able to resume paying cash distributions on our common stock. There is also no assurance that participation in the DRIP will be maintained at current or higher levels if the DRIP becomes a source of capital in the future.
Other financing arrangements have restrictive covenants.
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
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. For example, the COVID-19 pandemic has adversely affected credit and capital market conditions resulting in volatility and a tightening of credit standards from time to time. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs more challenging or expensive.
If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. Disruption or tightening of credit standards in the debt markets, may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties and meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.
Increases in mortgage rates may make it difficult for us to finance or refinance indebtedness secured by our properties.
We have incurred, and may continue to incur, mortgage debt. We run the risk of being unable to refinance our mortgage loans when they come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance indebtedness secured by the properties and we may be required to obtain equity to repay the mortgage or to increase the collateral for the loan.
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
We have mortgages, credit facilities and derivative agreements that have terms that are based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2020, we have nine designated interest rate swaps with a notional amount of $578.5 million, which effectively fixes a portion of our variable-rate debt. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. We are not able to predict when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. Certain of our agreements that have terms that are based on LIBOR have alternative rates already contained in the agreements while others do not. We anticipate that we will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.
The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness. While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.
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
We may enter into joint ventures with other entities advised by affiliates of AR Global for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which entities advised by affiliates of AR Global should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co‑venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
All of our executive officers, and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect interests in our Advisor, our Property Manager or other AR Global-affiliated entities. Through AR Global’s affiliates, some of these persons work on behalf of entities advised by affiliates of AR Global. In addition, all of our executive officers and some of our directors serve in similar capacities for other entities advised by affiliates of our Advisor. As a result, they have duties to each of these entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities; (b) compensation to our Advisor or Property Manager (c) our purchase of properties from, or sale of properties to, entities advised by affiliates of our Advisor; and (d) investments with entities advised by affiliates of our Advisor. Conflicts of interest may hinder our ability to implement our business strategy, and, if we do not successfully implement our business strategy.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under our advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation. The variable base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) raised by us. In addition, the limited partnership agreement of our OP requires it to pay a subordinated incentive listing distribution to the “Special Limited Partner,” an affiliate of our Advisor, in connection with a listing or other liquidity event, such as the sale of all or substantially all of our assets, or if we terminate the advisory agreement, even for “cause.” The Special Limited Partner is also entitled to participate in the distribution of net sales proceeds. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend. In addition, these fees reduce the cash available for investment or other corporate purposes.

Risks Related to our Corporate Structure

Our common stock is not traded on a national securities exchange, and our SRP, which provides for repurchases only in the event of death or disability of a stockholder, is suspended. Stockholders may have to hold their shares for an indefinite period of time.

Our common stock is not listed on a national securities exchange and there is otherwise no active trading market for the shares and our SRP is suspended. Even if not suspended, our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares of common stock to us, including limiting repurchases only to stockholders that have died or become disabled, limiting the total value of repurchases pursuant to our SRP to the amount of proceeds received from issuances of common stock pursuant to the DRIP and limiting repurchases in any fiscal semester to 2.5% of the average number of shares outstanding during the previous fiscal year. These limits are subject to the authority of the board to identify another source of funds for repurchases under the SRP. The board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice in its discretion. Shares that are repurchased will be repurchased at a price equal to the applicable Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares. We are also restricted from making any share repurchases until the Commencement Quarter and, after that, to the extent they would be aggregated with dividends and other distributions to our stockholders under the covenant in our Credit Facility.
The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2020 shortly after filing this Annual Report on Form 10-K. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor makes a recommendation as to the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The independent directors of the board oversee and review the appraisals and valuations and make a final determination of the Estimated Per-Share NAV. The independent directors of the board rely on our Advisor’s input, including its view of the estimate and the appraisals performed by the independent valuer, but the independent directors of the board may, in their discretion, consider other factors. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by the independent directors of the board, neither our Advisor nor the independent directors of the board will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell any asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated per-share NAV to be greater or less than the potential realizable value of our assets.
The price at which shares of our common stock may be sold under the DRIP and the price at which shares of our common stock may be repurchased by us pursuant to the SRP are based on Estimated Per-Share NAV and may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon our liquidation or the price that a third-party would pay to acquire us.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per‑share net asset value at any given time.
Our board estimates the per-share net asset value of our common stock only on an annual basis. In connection with any valuation, the board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties. Because the process of making this estimate is conducted annually, this process may not account for material events that occur after the estimate has been completed for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. Estimated Per-Share NAV will not be adjusted for stock dividends paid or that may be paid in the future until the board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, each common stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. As a result, the Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our estimated per-share NAV may differ significantly from our actual per-share net asset value at any given time.
The trading price of our Series A Preferred Stock may fluctuate significantly.
The trading price of our Series A Preferred Stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price are:

•our financial condition and performance;
•our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing for those acquisitions;
•the financial condition of our tenants, including tenant bankruptcies or defaults;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•the amount and frequency of our payment of dividends and other distributions;
•additional sales of equity securities, including Series A Preferred Stock, common stock or any other equity interests, or the perception that additional sales may occur;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;
•our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;
•uncertainty and volatility in the equity and credit markets;
•fluctuations in interest rates and exchange rates;
•changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analyst revenue or earnings estimates;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of investment in our Series A Preferred Stock by institutional investors;
•the extent of short-selling of our Series A Preferred Stock;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K.
Moreover, although shares of Series A Preferred Stock are listed on The Nasdaq Global Market, there can be no assurance that the trading volume for shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of Series A Preferred Stock carry a fixed dividend rate, the trading price in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of shares of Series A Preferred Stock to demand a higher yield on their purchase price, which could adversely affect the market price of those shares.
The limit on the number of shares a person may own may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
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
The terms of our Series A Preferred Stock, and the terms of other preferred stock we may issue, may discourage a third- party from acquiring us in a manner that might result in a premium price to stockholders.
The change of control conversion and redemption features of the Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a change of control redemption right to redeem shares of Series A Preferred Stock. Upon exercise of this conversion right, the holders will be limited to a maximum number of shares of our common stock pursuant to a predetermined ratio. These features of the Series A Preferred Stock may have the effect of discouraging a third-party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
We may issue additional equity securities in the future.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2020, we had the following stock issued and outstanding: (i) 93,775,746 shares of common stock; and (ii) 1,610,000 shares of Series A Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock, the board, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of the board. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock, such as our Series A Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay distributions on our common stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock, Series A Preferred Stock and any issuance of shares of preferred stock senior to our Series A Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. These issuances could also adversely affect our Estimated Per-Share NAV or the trading price of our Series A Preferred Stock.
We may issue shares in public or private offerings in the future, including shares of our common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder and pursuant to the DRIP. We may also issue OP Units to sellers of properties we acquire which, subject to satisfying certain requirements, would give the holder of OP Units the option to redeem OP Units for shares of our common stock or cash at our option. We also may issue securities that are convertible into shares of our common stock.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The issuance of additional equity securities could adversely affect stockholders.
We have a classified board, which may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of the then outstanding stock of the corporation.
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
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
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
Our bylaws provide that, unless we consent to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws; (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders or (ii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws; or (c) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Our bylaws also provide that unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
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
The board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and dividends and other distributions. The board may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under Maryland General Corporation Law and our charter, our common stockholders have a right to vote only on the following:
•the election or removal of directors;
•amendment of our charter, except that the board may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;
•our liquidation or dissolution;
•certain reorganizations of our company; and
•certain mergers, consolidations or sales or other dispositions of all or substantially all our assets

All other matters are subject to the discretion of the board. Holders of our Series A Preferred Stock have extremely limited voting rights.
The stockholder rights plan adopted by our board of directors may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
In May 2020, our board of directors adopted a stockholder rights plan that will expire in May 2023 or sooner under certain circumstances. In connection with the rights plan, in December 2020, we paid a dividend of one common share purchase right for each share of our common stock outstanding as authorized by our board in its discretion. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 2.0% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our common stock at a substantial discount to the then current per share estimated net asset value. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third-party to acquire the Company or a large block of our common stock without the approval of our board or directors, which may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
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
U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if the Board determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as any TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income tax. Any taxes we pay directly or indirectly will reduce our cash flow.
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
We will use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may lease some of our seniors housing properties that are qualified health care properties to one or more TRSs which, in turn, contract with independent third-party management companies to operate those “qualified health care properties” on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified health care properties” are not properly leased to a TRS or the managers of those “qualified health care properties” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any of our seniors housing properties that are “qualified health care properties” and can only indirectly participate in the operation of qualified health care properties on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A qualified health care property is any real property, (and any personal property incident to that real property), which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facilities, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a qualified health care property that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases qualified health care properties from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an “eligible independent contractor.”
An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related to us or the TRS. Among other requirements to qualify as an independent contractor, a manager must not own, directly or applying attribution provisions of the Code, more than 35% of the shares of our outstanding stock (by value), and no person or group of persons can own more than 35% of the shares of our outstanding stock and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our shares by our managers and their owners will not be exceeded.
If our leases with TRSs are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rent paid by TRSs to the OP pursuant to the lease of our “qualified healthcare properties” will constitute a substantial portion of our gross income. For that rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
We may choose to make distributions in shares of our common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions with respect to our common stock that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution of shares of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the value of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. Because there is no established trading market for shares of our common stock, stockholders may not be able to sell shares of our common stock to pay taxes owed on dividend income.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
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

However, a portion of the amounts that we pay to our stockholders generally may (a) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from TRSs, or (c) constitute a return of capital to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
Our stockholders may have tax liability on distributions that they elect to reinvest in shares of our common stock, but they would not receive the cash from such distributions to pay such tax liability.
Stockholders who participate in the DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the distributions reinvested in shares of our common stock to the extent the distributions were not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the distributions reinvested in shares of our common stock pursuant to the DRIP.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
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
Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility, and reduce the value of shares of our stock.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in shares of our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides the Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation”, without the vote of our stockholders. The Board has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.
The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of the issued and outstanding shares of our stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by the Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate outstanding shares of our stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. The Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for shares of our stock or otherwise be in the best interests of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends and other distributions received from us and upon the disposition of shares of our stock.
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund”, certain entities wholly owned by a “qualified foreign pension fund” and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI . Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our stock, or (c) a holder of shares of our stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of shares of our stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2020:

Portfolio	Number of Properties	Rentable Square Feet	Percent Leased (1)		Weighted Average Remaining Lease Term (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	117	3,911,937	91.6%		4.9	$1,087,266
Triple-Net Leased Healthcare Facilities:
Hospitals	6	514,962	90.7%		6.2	133,580
Post-Acute / Skilled Nursing (4)	8	354,016	100.0%		6.8	86,574
Total Triple-Net Leased Healthcare Facilities	14	868,978	94.5%	(6)	6.5	220,154
Seniors Housing — Operating Properties(4)(7)	59	4,367,124	75.1%	(5)	N/A	1,229,288
Jupiter Property — Recently Developed	1	235,445	10.0%	(6)	9.9	59,330
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	193	9,383,484				$2,599,703
_______________
(1)Inclusive of leases signed but not yet commenced as of December 31, 2020.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2020.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of December 31, 2020) and assets held for sale at carrying value ($0.1 million total as of December 31, 2020), net of gross market lease intangible liabilities ($22.1 million total as of December 31, 2020). Impairment charges are already reflected within gross asset value.
(4)Four properties were transitioned from Post-Acute / Skilled Nursing within our triple-net leased healthcare facilities segment to our SHOP segment during the period from January 1, 2020 through December 31, 2020 (the “Transition Properties”). The Transition Properties are presented within the SHOP segment as of December 31, 2020. See Results of Operations for more information on these properties.
(5)Weighted by unit count as of December 31, 2020.
(6)Our development property in Jupiter, Florida was substantially completed in the fourth quarter of 2019. See Note 3 — Real Estate Investments - “Development Property” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Although a portion of the property has been leased as of December 31, 2020, the property is separately shown and excluded from combined occupancy numbers. Occupancy in the triple-net leased healthcare facilities segment would have been 76.5% had the development property been included. This property is expected to be sold in late March or second quarter of 2021.
(7)One skilled nursing facility in Wellington, Florida is expected to be sold in 2021. Subsequent to December 31, 2020, four MI SHOPs were transferred to their buyer pursuant to their sale in November, 2020. See Note 18 — Subsequent Events for more information.
N/A    Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2020:

State	Number of Properties	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet
		(In thousands)
Alabama	1	$159	—%	5,564	0.1%
Arizona	14	8,289	2.6%	509,642	5.4%
Arkansas	3	13,655	4.2%	248,783	2.7%
California	8	16,532	5.1%	446,723	4.8%
Colorado	2	1,477	0.5%	59,366	0.6%
Florida	23	66,601	20.6%	1,439,315	15.3%
Georgia	15	29,104	9.0%	792,191	8.4%
Idaho	1	3,104	1.0%	55,846	0.6%
Illinois	21	25,504	7.9%	857,836	9.1%
Indiana	5	3,613	1.1%	163,035	1.7%
Iowa	14	31,842	9.8%	585,667	6.2%
Kansas	1	4,286	1.3%	49,360	0.5%
Kentucky	2	3,218	1.0%	92,875	1.0%
Louisiana	1	621	0.2%	17,830	0.2%
Maryland	1	944	0.3%	36,260	0.4%
Massachusetts	3	890	0.3%	36,563	0.4%
Michigan	14	22,885	7.1%	504,362	5.4%
Minnesota	1	1,096	0.3%	36,375	0.4%
Mississippi	3	1,644	0.5%	73,859	0.8%
Missouri	2	7,151	2.2%	96,016	1.0%
Nevada	2	3,260	1.0%	86,342	0.9%
North Carolina	2	743	0.2%	68,122	0.7%
Ohio	3	1,190	0.4%	69,882	0.7%
Oregon	2	9,011	2.8%	267,748	2.9%
Pennsylvania	16	33,535	10.4%	1,429,414	15.2%
South Carolina	2	983	0.3%	52,527	0.6%
Tennessee	3	3,397	1.0%	177,489	1.9%
Texas	11	12,871	4.0%	464,101	4.9%
Virginia	3	4,236	1.1%	234,090	2.5%
Washington	1	2,024	0.6%	52,900	0.6%
Wisconsin	13	10,028	3.1%	373,401	4.0%
Total	193	$323,893	100%	9,383,484	100%
__________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2020, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs for the fourth quarter of 2020.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us (excluding the SHOP segment) over the next ten years and thereafter as of December 31, 2020. The SHOP segment is excluded as the leases of units with residents are generally for annual periods or month to month. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2021	$94,144
2022	87,762
2023	75,205
2024	68,210
2025	58,757
2026	51,909
2027	36,276
2028	22,468
2029	16,994
2030	14,172
Thereafter	23,823
$549,720
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding the SHOP segment) as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2021	79	$8,943	10.6%	403.111	10.0%
2022	76	14,889	17.6%	610.95	15.2%
2023	63	7,352	8.7%	309.079	7.7%
2024	89	11,294	13.3%	536.423	13.3%
2025	43	5,741	6.8%	229.614	5.7%
2026	44	14,484	17.1%	867.029	21.4%
2027	61	12,071	14.2%	654.836	16.3%
2028	17	5,121	6.0%	205.147	5.1%
2029	11	2,365	2.8%	100.513	2.5%
2030	16	2,499	2.9%	111.269	2.8%
Total	499	$84,759	100.0%	4,027.971	100.0%
_____________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2020, excluding SHOPs, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2020, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for our portfolio.
Significant Portfolio Properties
As of December 31, 2020, the rentable square feet or annualized rental income on a straight-line basis of one property represented 5% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis:

Wellington at Hershey’s Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey’s Mill, a seniors housing property located in West Chester, Pennsylvania. Wellington at Hershey’s Mill, which is leased to our TRS and operated and managed on our behalf by a third-party operator in our SHOP segment, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 36 units for patients requiring skilled nursing services. As of December 31, 2020, this property represented 5.2% of our total rentable square feet and 5.3% of our total annualized rental income on a straight-line basis.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2020 and 2019.

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
On April 3, 2020, we published an Estimated Per-Share NAV equal to $15.75 as of December 31, 2019. We intend to publish an Estimated Per-Share NAV as of December 31, 2020 shortly after filing this Annual Report on Form 10-K for the year ended December 31, 2020.
Consistent with our valuation guidelines, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets as of December 31, 2019 and provide a valuation range for each real estate asset. In addition, Duff & Phelps was engaged to review, and incorporate in its report our market value estimate regarding other assets, liabilities, and the liquidation value of our outstanding shares of Series A Preferred Stock as of December 31, 2019.
Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Board by Duff & Phelps (the “Duff & Phelps Report”) complies with the Institute of Portfolio Alternatives (formerly known as the Investment Program Association) Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. Also, Duff & Phelps advised that the scope of work performed was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Other than its engagement as described above and its engagements to provide certain purchase price allocation and other real estate valuation services, Duff & Phelps does not have any direct interests in any transaction with us.
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
Duff & Phelps performed a full valuation of our real estate assets utilizing an income capitalization approach consisting of the Direct Capitalization Method or the Discounted Cash Flow Method and certain other approaches, including the acquisition price, disposition price, and sales comparison approach. These approaches are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of our other assets, minus (ii) the sum of (C) the estimated value of our debt and other liabilities, (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in our hypothetical liquidation as of December 31, 2019 (which was zero), divided by (iii) our number of shares of common stock outstanding on a fully-diluted basis as of December 31, 2019, which was 92,762,662 (this amount is not adjusted for dividends paid in the form of additional shares of common stock). Common shares outstanding on a fully-diluted basis is defined as the sum of shares of common stock, including vested and unvested restricted shares of common stock, (“restricted shares”) and OP Units outstanding, while excluding Class B units.
The Estimated Per-Share NAV does not represent: (i) the price that our shares may trade for on a national securities exchange or a third party may pay for us, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares of common stock, or (iii) the amount a stockholder would realize in per share distributions if we sold all of our assets and settled all of our liabilities in a plan of liquidation. Further, there is no assurance that the methodology used to establish the Estimated Per-Share NAV would be acceptable to the Financial Industry Regulatory Authority for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The Estimated Per-Share NAV as of December 31, 2019 of $15.75, a value within the range determined by Duff & Phelps, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, with Mr. Weil abstaining, on March 31, 2020. The independent directors of the Board based their determination on the Advisor’s recommendation, which was based on the Advisor’s review of the Duff & Phelps Report and on the Advisor’s own analysis, estimates and calculations and the fundamentals of the real estate assets. As part of their determination to approve an Estimated Per-Share NAV, the independent directors considered the fundamentals of the real estate assets including geographic location, stabilization and credit quality of tenants. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates. As such, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of common stock pursuant to our DRIP or our SRP, respectively.
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
Holders
As of March 23, 2021 we had 95,040,732 shares of common stock outstanding held by a total of 44,089 stockholders of record.
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
The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for dividends and other distribution, financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. Under our Credit Facility, we will not be able to pay cash distributions on our common stock until we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the quarter in which we have elected to commence paying cash distributions on common stock) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. As of December 31, 2020, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 61.7%. Thus, our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. The Board may reduce the amount of dividends or other distributions paid or suspend dividends or other distribution payments at any time prior to declaration. Therefore, dividends and other distribution payments are not assured. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares. For further information on provisions in our Credit Facility that restrict the payment of dividends and other distributions, see Note 5 — Credit Facility, Net to our consolidated financial statements included in this Annual Report on Form 10-K and Item 1A “Risk Factors. - We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.”
The following table details the tax treatment of the dividends and other distributions paid during the years ended December 31, 2020, 2019 and 2018, respectively, retroactively adjusted for the effects of the stock dividends:

	Year Ended December 31,
	2020		2019		2018
Return of capital(1)	100%	$0.42	100%	$0.83	100%	$0.92
Capital gain dividend income	—%	—	—%	—	—%	—
Ordinary dividend income	—%	—	—%	—	—%	—
Total	100.0%	$0.42	100.0%	$0.83	100.0%	$0.92

________
(1) Amount for December 31, 2020 represents actual cash distributions paid to common shareholders during the year ended 2020, but excludes the stock dividends which do not represent taxable dividends to our shareholders for U.S. federal income tax purposes.
Distributions to Common Stockholders
From March 1, 2018 until June 30, 2020, we generally paid distributions on our common stock on a monthly basis at a rate equivalent of $0.85 per annum, per share of common stock. Distributions were generally paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility. Under the new policy, distributions authorized by the Board on our shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at our estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. On October 1, 2020 and January 4, 2021, we declared a dividend payable entirely in stock equal to 0.01349 shares of our common stock on each share of our outstanding common stock. This amount was based on our prior cash distribution rate of $0.85 per share per annum. The Board may further change our common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84 per share each year ($0.46 per share per quarter) to Series A Preferred Stockholders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.

Sales of Unregistered Securities
None.
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
In light of the amendment to the Credit Facility on August 10, 2020 which provides that we may not repurchase shares of our common stock until the Commencement Quarter, the Board suspended repurchases under the SRP effective August 14, 2020. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated.
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

	Number of Common Shares Repurchased	Average Price per Share

Cumulative repurchases as of December 31, 2019	4,391,519	$20.95
Year ended December 31, 2020 (1)	505,101	17.50
Cumulative repurchases as of December 31, 2020	4,896,620	20.60
________
(1) Consists of 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50.

Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (In thousands)	December 31,
	2020	2019	2018	2017	2016
Total real estate investments, at cost	$2,621,723	$2,481,067	$2,553,079	$2,486,052	$2,355,262
Total assets	2,286,895	2,325,303	2,377,446	2,371,861	2,193,705
Mortgage notes payable, net	542,698	528,284	462,839	406,630	142,754
Credit facilities	674,551	605,269	602,622	534,869	481,500
Total liabilities	1,325,523	1,218,559	1,136,512	1,015,802	689,379
Total equity	961,372	1,106,744	1,240,934	1,356,059	1,504,326

Operating data (In thousands, except for share and per share data)	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenue from tenants	$381,612	$374,914	$362,406	$311,173	$302,566
Total operating expenses	(406,714)	(415,492)	(365,512)	(323,827)	(307,203)
Gain (loss) on dispositions of real estate investments	5,230	8,790	(70)	438	1,330
Operating loss	(19,872)	(31,788)	(3,176)	(12,216)	(3,307)
Total other expenses	(51,577)	(56,120)	(49,605)	(29,849)	(19,747)
Loss before income taxes	(71,449)	(87,908)	(52,781)	(42,065)	(23,054)
Income tax (expense) benefit	(4,061)	(399)	(197)	(647)	2,084
Net loss	(75,510)	(88,307)	(52,978)	(42,712)	(20,970)
Net (income) loss attributable to non-controlling interests	(303)	393	216	164	96
Allocation for preferred stock	(2,968)	(173)	—	—	—
Net loss attributable to common stockholders	$(78,781)	$(88,087)	$(52,762)	$(42,548)	$(20,874)
Other data:
Cash flows provided by operations	$41,807	$47,404	$54,151	$63,967	$78,725
Cash flows used in investing activities	(82,491)	(46,249)	(115,063)	(194,409)	(19,092)
Cash flows provided by (used in) financing activities	19,431	19,086	49,682	199,843	(55,567)
Per share data:
Distributions declared in cash per common share (1) (2)	$0.42	$0.83	$0.92	$1.47	$1.66
Preferred stock dividends declared per share	$1.84	$0.11	$—	$—	$—
Net loss per share attributable to common stockholders - Basic and Diluted (1)	$(0.83)	$(0.93)	$(0.56)	$(0.46)	$(0.23)
Weighted-average number of common shares outstanding:
Weighted-average shares outstanding - Basic and Diluted (1)	94,639,833	94,433,640	93,593,719	92,241,201	90,265,698
______
(1) Retroactively adjusted for the effects of the stock dividends.
(2) In addition to the distributions declared in cash, distributions declared on common stock were paid in the form of additional shares of common stock equivalent to $0.42 per share for the year ended December 31, 2020 based on our most recent Estimated Per-Share NAV as of December 31, 2019.

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
Overview
We are an externally managed REIT that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on MOBs, NNN properties, and SHOPs. As of December 31, 2020, we owned 193 properties located in 31 states and comprised of 9.4 million rentable square feet.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our Property Manager. Our Advisor and Property Manager are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. The Special Limited Partner, which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP.
We have declared quarterly dividends entirely in shares of our common stock equal to 0.01349 shares of our common stock on each share of our outstanding common stock on October 1, 2020 and January 4, 2021. These stock dividends were issued on October 15, 2020 and January 15, 2021 to holders of record of our common stock at the close of business on October 8, 2020 and January 11, 2021, respectively. Dividends payable entirely in shares of our common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of these stock dividends was an increase of 0.02716 shares, cumulatively, for every one share of common stock. No additional shares, except for the dividends paid in the form of additional shares of common stock, were issued during the three months ended December 31, 2020. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the stock dividends and are noted as such throughout the accompanying financial statements and footnotes.
On April 3, 2020, we published a new Estimated Per-Share NAV equal to $15.75 as of December 31, 2019. Our previous Estimated Per-Share NAV was equal to $17.50 as of December 31, 2018. Unlike the per share amounts in this Annual Report on Form 10-K, the Estimated Per-Share NAV has not been retroactively adjusted to reflect the payment of dividends in the form of common stock and will not be adjusted for stock dividends paid or that may be paid in the future until the Board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of December 31, 2020, our MOB segment had an occupancy of 91.6% with a weighted-average remaining lease term of 4.9 years, (based on annualized straight-line rent as of December 31, 2020) and our triple-net leased healthcare facilities segment had an occupancy of 94.5% with a weighted average remaining lease term of 6.5 years (based on annualized straight-line rent as of December 31, 2020) and our SHOP segment had an occupancy of 75.1%. During the year ended December 31, 2020, we experienced a decline in occupancy and an increase in costs at our SHOP portfolio, however, we received grants under the CARES Act of $3.6 million that helped offset the COVID-19 related operating costs. Subsequent to December 31, 2020, we received an additional $5.1 million in funding through the CARES Act. For additional information on our SHOP portfolio, see the “Management Actions - Seniors Housing Properties” section below.
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We do not have any significant debt principal repayments due until 2024.
•The volatility in the financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
•The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our senior “Credit Facility” and the amount available for future borrowings thereunder.
•The potential negative impact on the health of personnel of our Advisor and operators of our SHOP facilities, particularly if a significant number of the Advisor’s employees or operator’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic” included in this Annual Report on Form 10-K for the year ended December 31, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the year ended December 31, 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
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
We have collected approximately 100% of the original cash rent due for the fourth quarter of 2020 in our MOB segment and 100% in our triple-net leased healthcare facilities segment. Cash rental payments for our 59 SHOPs is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of second, third or fourth quarter 2020 cash rent collected for our SHOP segment.
Rent collections in January and February 2021 were materially consistent with the fourth quarter 2020, and we expect this trend to continue. We have also granted rent concessions which serve to reduce revenue in our SHOP segment. The impact of the COVID-19 pandemic on our tenants and operators thus our ability to collect rents in future periods cannot be determined at present.
Seniors Housing Properties
In early March 2020, we implemented preventative actions at all our seniors housing properties in our SHOP segment, including restrictions on visitation except in very limited and controlled circumstances, social distancing measures, and the screening of all persons entering these facilities. Some of the additional steps we have taken to address the COVID-19 pandemic include, enhanced training for staff members, the implementation of Telehealth to help residents be safe while keeping appointments with important, but non-emergency, health providers, virtual tours for potential new residents, and agreements between some of our facilities and local lab partners to provide testing services.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, occupancy has trended lower since the second half of March 2020 as government policies and implementation of infection control best practices and prospective residents’ concerns about communal-setting COVID-19 spread and prospective residents’ concerns about communal-setting COVID-19 spread limited resident move-ins. These and other impacts of the COVID-19 pandemic have affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. SHOP occupancy has continued to decline from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020, to 77.9%, as of September 30, 2020 and 75.1% as of December 31, 2020. The declines in revenue we experienced during the fourth quarter were primarily attributable to this decline in occupancy which also represented a decline from December 31, 2019, when SHOP occupancy was 85.7%. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second, third and fourth quarters of 2020 and into the beginning of the first quarter of 2021 as the surge of new COVID-19 cases that started in late 2020 crested, and may continue to impact us in the and have a material adverse effect on our revenues and income in the other quarters thereafter. We believe that, as infections decline and more vaccinations are administered during 2021, our occupancy will stop declining, and may start to increase, but there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy.
The pandemic raises the risk of an elevated level of resident exposure to illness and restrictions on move-ins at our SHOPs, which has and could also continue to adversely impact occupancy and revenues as well as increase costs. We believe that the actions we have taken help reduce the incidences of COVID-19 at our properties, but there can be no assurance in this regard. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause reputational harm to us and our tenants, managers and operators.
The extent to which the ongoing global COVID-19 pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will continue to depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the COVID-19 or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. As of December 31, 2020 we received $3.6 million in these funds related to four of our SHOPs and we considered the funds to be a grant contribution from the government. The full amount was recognized as a reduction of property operating expenses in our consolidated statement of operations for the year ended December 31, 2020 to offset the incurred COVID-19 expenses. Subsequent to December 31, 2020, we received an additional $5.1 million in CARES Act funding which will reduce property operating expenses incurred due to COVID-19 during the first quarter of 2021. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.

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
Impacts of the COVID-19 Pandemic
As discussed above we have taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020, we executed lease amendments providing for deferral of rent.
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
For all other lease changes that did not qualify for FASB relief, we would be required to apply modification accounting including assessing classification under ASC 842. Some, but not all of our lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, we elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease. For leases not qualifying for this relief, we applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of December 31, 2020 and 2019, these leases had a weighted average remaining lease term of 4.9 years and 6.5 years, respectively. Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we have also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
Our revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted by RIDEA and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in our SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
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
Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under leasing standards, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with accounting rules adopted after that date, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, which was adopted effective on January 1, 2019, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2020, 2019 and 2018 such amounts were $2.7 million, $6.5 million and $14.8 million, respectively, which include bad debt expense related to the NuVista and LaSalle Tenants (see Note 3 — Real Estate Investment, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

At the time an asset is acquired, we evaluate the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the “Purchase Price Allocation” section below for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 or 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $0.1 million and $70.8 million in real estate investments held for sale as of December 31, 2020 and 2019, respectively (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
All of our leases as lessor prior to the adoption of new lease accounting rules on January 1, 2019, were accounted for as operating leases and they continue to be accounted for as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three-year period ended December 31, 2020, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above-and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2020, 2019 and 2018 were accounted for as asset acquisitions.
For acquired properties with leases classified as operating leases, we allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. We estimate fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates and land values per square foot.

Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2020 and 2019.
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

Equity-Based Compensation
The Company has a stock-based incentive award program for its directors, which is accounted for under the guidance of share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such awards is included in general and administrative expenses and is recognized over the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We received $3.6 million in these funds during the year ended December 31, 2020, related to four of our SHOPs and we considered the funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the year ended December 31, 2020 to offset the incurred COVID-19 expenses. Subsequent to December 31, 2020, we received an additional $5.1 million in funding through the CARES Act which will reduce property operating expenses incurred due to COVID-19 during the first quarter of 2021. There can be no assurance that the program will be extended or any further amounts received.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
We operate in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties.Our Property Manager or third party managers manage our MOBs and our triple-net leased healthcare facilities. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of December 31, 2020, we had seven eligible independent contractors operating 59 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.

Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2020, we owned 193 properties. There were 175 properties (our “Same Store” properties) owned for the entire years ended December 31, 2020 and 2019, including two vacant land parcels and one development property that was substantially completed in the fourth quarter of 2019. Since January 1, 2019 and through December 31, 2020, we acquired 18 properties (our “Acquisitions”) and disposed of 16 properties (our “Dispositions”). As described in more detail under “Results of Operations— Comparison of the Years Ended December 31, 2020 and 2019 — Transition Properties” below, our Same Store properties include four Transition Properties that were transitioned from Senior Housing - Triple Net Leased to our SHOP segment effective July 1, 2020, and another Transition Property which transitioned from our Triple Net Leased segment effective April 1, 2019. These five Transition Properties were owned for the entirety of 2019 and 2020 and merely moved between segments. We retroactively adjusted our Same Store reporting for those segments to include the Transition Properties as part of the Same Store reporting in our SHOP segment and excluded them from the Same Store reporting in our triple-net leased healthcare facilities segment (each segment as so retroactively adjusted, the “Segment Same Store”). See Note 3 — Real Estate Investments, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further information about the Transition Properties and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2019 to December 31, 2020:

Number of Properties
Number of properties, December 31, 2018	191
Acquisition activity during the year ended December 31, 2019	9
Disposition activity during the year ended December 31, 2019	(7)
Number of properties, December 31, 2019	193
Acquisition activity during the year ended December 31, 2020	9
Disposition activity during the year ended December 31, 2020	(9)
Number of properties, December 31, 2020	193

Number of Same Store Properties (1)	175
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
Below is a discussion of our results of operations for the years ended December 31, 2020 and 2019. Please see the “Results of Operations” section located in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of our results of operations for the year ended December 31, 2019 and 2018.
Comparison of the Years Ended December 31, 2020 and 2019
Net loss attributable to common stockholders was $78.8 million and $88.1 million for the years ended December 31, 2020 and 2019, respectively. The following table shows our results of operations for the years ended December 31, 2020 and 2019 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2020	2019	$	%
Revenue from tenants	$381,612	$374,914	$6,698	1.8%

Operating expenses:
Property operating and maintenance	243,548	234,185	9,363	4.0%
Impairment charges	36,446	55,969	(19,523)	(34.9)%
Operating fees to related parties	23,922	23,414	508	2.2%
Acquisition and transaction related	173	362	(189)	(52.2)%
General and administrative	21,572	20,530	1,042	5.1%
Depreciation and amortization	81,053	81,032	21	—%
Total expenses	406,714	415,492	(8,778)	(2.1)%
Operating loss before gain (loss) on sale of real estate investments	(25,102)	(40,578)	15,476	38.1%
Gain on sale of real estate investments	5,230	8,790	(3,560)	NM
Operating loss	(19,872)	(31,788)	11,916	37.5%
Other income (expense):
Interest expense	(51,519)	(56,059)	4,540	8.1%
Interest and other income	44	7	37	528.6%
Loss on non-designated derivatives	(102)	(68)	(34)	(50.0)%
Total other expenses	(51,577)	(56,120)	4,543	8.1%
Loss before income taxes	(71,449)	(87,908)	16,459	18.7%
Income tax expense	(4,061)	(399)	(3,662)	NM
Net loss	(75,510)	(88,307)	12,797	14.5%
Net income attributable to non-controlling interests	(303)	393	(696)	(177.1)%
Allocation for preferred stock	(2,968)	(173)	(2,795)	NM
Net loss attributable to common stockholders	$(78,781)	$(88,087)	$9,306	10.6%

__________
NM — Not Meaningful
Transition Properties
Some of our properties move between our operating segments, for example if they are converted from being triple-net leased to third parties in our triple-net leased healthcare facilities segment to being leased to our TRS and operated and managed on our behalf by a third-party operator in our SHOP segment. When transfers between segments occur, we reclassify the operating results of the transferred properties to their current segment for both the current and all historical periods in order to present a consistent group of property results. See Note 3 — Real Estate Investments, Net - “Impairments” and “Held for Use Assets” and Note 15 — Segment Reporting to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Over the last three years, we have had properties transfer between operating segments. Upon such transfers the Company retroactively restates the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purposes. As a result, the Company provides transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported. The Company had the following: (i) 2020 Transition Properties – the four LaSalle Properties (Effective July 1, 2020, reporting for the quarter ended September 30, 2020) – (ii) 2019 Transition Property – the Wellington Property (Effective in April, 2019, reporting for the quarter ended June 30, 2019). Collectively, these are referred generically as the “Transition Properties.”
During the year ended December 31, 2020, as shown in more detail in the table below, the Transition Properties contributed approximately $(0.1) million of net operating income (“NOI”). The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
The previously reported Same Store results had already been retroactively adjusted to reflect the impact of Transition Properties during the applicable periods and require no further adjustments thereto.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the 2020 Transition Properties as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Properties.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store	Same Store Properties	Transition Property	Segment Same Store
NNN Segment
Revenue from tenants	$35,452	$(19,841)	$15,611	$32,509	$(17,945)	$14,564	$2,943	$(1,896)	$1,047
Less: Property operating and maintenance	21,853	(19,892)	1,961	18,180	(15,870)	2,310	3,673	(4,022)	(349)
NOI	$13,599	$51	$13,650	$14,329	$(2,075)	$12,254	$(730)	$2,126	$1,396

SHOP Segment
Revenue from tenants	$198,864	$19,841	$218,705	$209,579	$17,945	$227,524	$(10,715)	$1,896	$(8,819)
Less: Property operating and maintenance	154,022	19,892	173,914	154,351	15,870	170,221	(329)	4,022	3,693
NOI	$44,842	$(51)	$44,791	$55,228	$2,075	$57,303	$(10,386)	$(2,126)	$(12,512)
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance expenses. NOI excludes all other financial statement amounts included in net income (loss) attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures included in this Annual Report on Form 10-K for additional disclosure and a reconciliation to our net income (loss) attributable to common stockholders.
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the years ended December 31, 2020 and 2019:

	Segment Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$95,500	$93,651	$1,849	$8,341	$5,372	$2,969	$372	$1,356	$(984)	$104,213	$100,379	$3,834
Less: Property operating and maintenance	28,380	29,218	(838)	2,436	1,986	450	35	609	(574)	30,851	31,813	(962)
NOI	$67,120	$64,433	$2,687	$5,905	$3,386	$2,519	$337	$747	$(410)	$73,362	$68,566	$4,796
_______________
(1)    Our MOB segment included 104 Same Store properties.
(2)    Our MOB segment included 13 Acquisition properties.
(3)    Our MOB segment included seven Disposition properties.
(4)    Our MOB segment consisted of 117 properties.
NM — Not Meaningful

Revenue from tenants is primarily related to contractual rent received from tenants in our MOBs. It also includes operating expense reimbursements which generally increase in proportion with the increase in property operating and maintenance expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent.
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third party property management fees.
During the year ended December 31, 2020, the MOB segment contributed a $4.8 million increase in NOI as compared to the year ended December 31, 2019. Of our 18 Acquisitions, during the period from January 1, 2019 through December 31, 2020, 13 were MOBs which contributed a $2.5 million increase in NOI, and our Disposition properties contributed a $0.4 million decrease in NOI, while NOI from our Same Store properties contributed a $2.7 million increase in NOI as compared to the year ended December 31, 2019.
Segment Results — Triple Net Leased Healthcare Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our triple net leased healthcare facilities segment for the years ended December 31, 2020 and 2019:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$15,611	$14,564	$1,047	$—	$—	$—	$—	$—	$—	$15,611	$14,564	$1,047
Less: Property operating and maintenance	1,961	2,310	(349)	—	—	—	—	—	—	1,961	2,310	(349)
NOI	$13,650	$12,254	$1,396	$—	$—	$—	$—	$—	$—	$13,650	$12,254	$1,396
_________
(1)    Our triple-net leased healthcare facilities segment included 15 Same Store properties.
(2)    Our triple-net leased healthcare facilities segment did not have any Acquisitions properties.
(3)    Our triple-net leased healthcare facilities segment did not have any Dispositions properties.
(4)    Our triple-net leased healthcare facilities segment included 15 properties.
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
During the year ended December 31, 2020, revenue from tenants in our triple-net leased healthcare facilities segment increased $1.0 million as compared to the year ended December 31, 2019. Property operating and maintenance expenses decreased $0.3 million during the year ended December 31, 2020 and December 31, 2019, respectively, primarily related to lower property taxes and operating expenses.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2020 and 2019:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$218,705	$227,524	$(8,819)	$18,534	$2,052	$16,482	$24,549	$30,395	$(5,846)	$261,788	$259,971	$1,817
Less: Property operating and maintenance	173,914	170,221	3,693	15,330	1,760	13,570	21,492	28,081	(6,589)	210,736	200,062	10,674
NOI	$44,791	$57,303	$(12,512)	$3,204	$292	$2,912	$3,057	$2,314	$743	$51,052	$59,909	$(8,857)

__________
(1)    Our SHOP segment included 56 Same Store properties, including two land parcels.
(2)    Our SHOP segment included five Acquisitions properties.
(3) Our SHOP segment included nine Dispositions properties.
(4) Our SHOP segment included 61 properties, including two land parcels.
NM — Not Meaningful
Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators, and costs associated with maintaining the physical site
During the year ended December 31, 2020, revenue from tenants increased by $1.8 million in our SHOP segment as compared to the year ended December 31, 2019 which was primarily driven by an increase in revenue of $16.5 million due to our Acquisition properties, offset by decreases of $5.8 million due to our Disposition properties and $8.8 million due to our Same Store properties, which includes our Transition Properties.
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of the impact of COVID-19 as discussed above. SHOP occupancy has declined from 84.1% as of March 31, 2020 to 79.5% as of June 30, 2020, to 77.9% as of September 30, 2020 and 75.1% as of December 31, 2020. This decline in occupancy trend is also represented in a decline from December 31, 2019, when SHOP occupancy was 85.7%. Regulatory and government-imposed restrictions and infectious disease protocols have hindered, and continue to hinder, our ability to accommodate and conduct in-person tours, process and attract new move-ins at our SHOPs and these and other impacts of the COVID-19 pandemic have affected, and could continue to affect, our ability to fill vacancies.
In addition, we also generated a portion of our SHOP revenue from skilled nursing facilities (which include ancillary revenue from non-residents) at four of our Same Store SHOPs. This revenue declined $2.1 million from $15.4 million during the year ended December 31, 2019 to $13.3 million during the year ended December 31, 2020 as a result of us limiting the services we offer at our skilled nursing facilities, during the COVID-19 pandemic, to protect our residents and on-site staff. We also offered COVID-related rent concessions of $0.4 million for the year ended December 31, 2020. These revenue decreases were partially offset by $1.3 million in COVID-19 surcharges we began billing residents for Personal Protective Equipment (“PPE”) during the quarter ended September 30, 2020, and less bad debt expense of $3.1 million relating to the LaSalle tenant, as described further below.
During the year ended December 31, 2020, property operating and maintenance expenses increased $10.7 million in our SHOP segment as compared to the year ended December 31, 2019, primarily due to an increase of $13.6 million due to our SHOP Acquisition properties and an increase of $3.7 million in our Same Store properties, which includes our Transition Properties. These increases were partially offset by a decrease in property operating and maintenance expenses from our Dispositions of $6.6 million.
The total increase in Same Store operating costs mainly related to costs incurred from the ongoing COVID-19 pandemic which totaled $7.6 million for the year ended December 31, 2020, which was partially offset by $3.6 million of funds received through the CARES Act. The full amount of the CARES Act funds was recognized as a reduction to our Same Store property operating expenses in the table above for the year ended December 31, 2020. As a result we experienced an increase in Same Store operating costs of $3.7 million year over year. Subsequent to December 31, 2020, we received an additional $5.1 million in funding through the CARES Act which will be recognized as a reduction to our Same Store property operating expenses in the quarter ending March 31, 2021. There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
The LaSalle Properties
On July 1, 2020, we transitioned the LaSalle Properties from our triple-net leased healthcare facilities segment to our SHOP segment, and the LaSalle Properties are now leased to our TRS and operated and managed on our behalf by a third-party operator. Beginning with our reporting for the period ended December 31, 2020 these properties are part of the “Transition Properties” and the resultant change has been applied retrospectively to historical periods.
As of December 31, 2020, the prior tenants at the LaSalle Properties remain in default of a forbearance agreement as described in more detail under “Note 3 — Real Estate Investment, Net - The LaSalle Tenant” and owe us $12.7 million of rent, property taxes, late fees, and interest receivable thereunder.
We have the entire receivable balance, including any monetary damages, and related income from the LaSalle Properties fully reserved as of December 31, 2020 and 2019. We incurred bad debt expense, including straight-line rent write-offs of $0.4 million and $3.5 million, related to the LaSalle Properties during the years ended December 31, 2020 and 2019, respectively, which is included as a reduction in revenue from tenants on the consolidated statement of operations.

Now that the transition is complete, we have gained more control over the operations of the LaSalle Properties, and we believe this will allow us to improve performance and the cash flows generated by the LaSalle Properties. There can be no assurance, however, that completing this transition will result in us achieving our operational objectives.
Other Results of Operations
Impairment Charges
We incurred $36.4 million of impairment charges for the year ended December 31, 2020. We recorded $19.6 million of impairment charges related to the 11 Michigan SHOPs, which was recognized after an amendment to the PSA for the sale of these properties in April 2020 which reduced the number of properties under consideration as well as the contract purchase price. We recorded $16.9 million of impairment charges related to the two Florida properties in Jupiter and Wellington as a result of our marketing efforts during the COVID-19 pandemic which concluded with a PSA in August 2020, for which the contract purchase was less than the carrying values of the properties, as well as expected closing costs that were not previously anticipated, which reduced the net amount expected to be realized on the sale of properties.
We incurred $56.0 million of impairment charges for the year ended December 31, 2019. During the fourth quarter of 2019, we began to evaluate the properties in Lutz, Florida, Wellington, Florida and our recently completed development property in Jupiter, Florida for potential sale. As a result, we concluded these held for use assets were impaired and recognized impairment charges in the aggregate of $33.3 million. The other impairment charges for 2019 relate to the 14 Michigan SHOPs that were under contract to be sold.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Annual Report on Form 10-K for additional information on impairment charges.
Operating Fees to Related Parties
Operating fees to related parties increased $0.5 million to $23.9 million for the year ended December 31, 2020 from $23.4 million for the year ended December 31, 2019.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. The fixed portion of the base management fee we pay for asset management services is equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity the we raise. Asset management fees increased $0.5 million to $20.0 million for the year ended December 31, 2020, due to the increase in the variable portion of the base management fee related to the issuance and sale of Series A Preferred Stock in December 2019.
Property management fees increased $0.3 million to $4.2 million, inclusive of $0.3 million of leasing commissions paid, during the year ended December 31, 2020 from $3.9 million during the year ended December 31, 2019. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.2 million for the year ended December 31, 2020 and $0.4 million for the year ended December 31, 2019. The expenses in both periods primarily related to indirect costs associated with potential acquisitions.
General and Administrative Expenses
General and administrative expenses increased $1.0 million to $21.6 million for the year ended December 31, 2020 compared to $20.5 million for the year ended December 31, 2019, which includes a $0.8 million increase in expense reimbursements to related parties. The increase in expense reimbursements to related parties was primarily due to $2.2 million of severance payments and related to legal costs incurred by the Advisor relating to the termination in 2018 of our former chief executive officer, partially offset by a $1.2 million reduction in expenses as a result of revisions to previously accrued bonuses to reflect the ultimate amount paid (see Note 9 – Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K).
Depreciation and Amortization Expenses
Depreciation and amortization expense increased marginally to $81.1 million for the year ended December 31, 2020 from $81.0 million for the year ended December 31, 2019.
Gain on Sale of Real Estate Investments
During the year ended December 31, 2020, we disposed of nine properties. The properties were sold for an aggregate contract price of $40.4 million, which resulted in an aggregate gain on sale of $5.2 million. See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

Interest Expense
Interest expense decreased by $4.6 million to $51.5 million for the year ended December 31, 2020 from $56.1 million for the year ended December 31, 2019. The decrease in interest expense resulted from lower interest rates, partially offset by the increase on average outstanding debt in 2020 compared to 2019, as well as $3.0 million of interest expense recorded in the year ended December 31, 2019 resulting from the write off of unamortized deferred financing costs from the refinancing of a $250.0 million mortgage loan originally entered into in 2017. As of December 31, 2020 our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 3.58% per year. As of December 31, 2019, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.03% per year.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $44,000 for the year ended December 31, 2020. Interest and other income was approximately $7,000 for the year ended December 31, 2019.
Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments for the years ended December 31, 2020 and 2019 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. Loss on derivative instruments for the years ended December 31, 2020, 2019 and 2018 were $0.1 million, $0.1 million and $0.2 million, respectively.
Income Tax Benefit (Expense)
We recorded income tax expense of $4.1 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively, related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. During the year ended December 31, 2020, we recorded a $4.6 million valuation allowance against our deferred tax asset. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Because of our TRS recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance as of December 31, 2020 of $4.6 million. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2020, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $14 million at December 31, 2020 (of which $7.6 million were incurred prior to January 1, 2018). For losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2035. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date.
Net Income/Loss Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $0.3 million and net loss to non-controlling interests was $0.4 million for the years ended December 31, 2020 and 2019, respectively. These amounts represent the portion of our net loss that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the year ended December 31, 2020, net cash provided by operating activities was $41.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $45.8 million (net loss of $75.5 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges). In addition, cash provided by operating activities was impacted by an increase in accounts payable and accrued expenses of $4.6 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $0.1 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $2.4 million.
During the year ended December 31, 2019, net cash provided by operating activities was $47.4 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $56.8 million (net loss of $88.3 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-

designated derivatives and impairment charges) and an increase in accounts payable and accrued expenses of $2.6 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $9.7 million and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $3.8 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2020 was $82.5 million. The cash used in investing activities included $95.0 million for the acquisition of nine properties and $21.9 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $34.4 million.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $19.4 million during the year ended December 31, 2020 included proceeds of $95.0 million from our Revolving Credit Facility. These cash inflows were partially offset by distributions to stockholders of $31.4 million, common stock repurchases of $10.5 million, payments for deferred financing costs of $2.2 million, the buyout of a non-controlling interest of $0.6 million and dividends paid to preferred stockholders $2.4 million.
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
As of December 31, 2020, we had $72.4 million of cash and cash equivalents. Our ability to use this cash on hand is restricted. Under our Credit Facility, as amended on August 2020, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our revolving credit facility under our Credit Facility (our “Revolving Credit Facility”) totaling at least $50.0 million. As of December 31, 2020, $48.3 million was available for future borrowings under our Revolving Credit Facility. Pursuant to an amendment to our Credit Facility in August 2020, certain other restrictions and conditions described below will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. As of December 31, 2020, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 61.7%. The Commencement Quarter may be no earlier than the fiscal quarter ending June 30, 2021. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We, for example, may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
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
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility. Our principal demands for cash are for acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as the on-going impact of COVID-19 on our tenants and operators and our ability to complete our pending dispositions on their contemplated terms, or at all.
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, we entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we have the right from time to time to sell up to an aggregate of $15 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” We control the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. We did not sell any shares under the Preferred Stock Equity Line during the year ended December 31, 2020.
Financings
As of December 31, 2020, our total debt leverage ratio (net debt divided by gross asset value) was approximately 44.5%. Net debt totaled $1.2 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($72.4 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) and assets held for sale at carrying value ($0.1 million), net of gross market lease intangible liabilities ($22.1 million). Impairment charges are already reflected within gross asset value.
As of December 31, 2020, we had total gross borrowings of $1.2 billion, at a weighted average interest rate of 3.6%. As of December 31, 2019, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.0%. As of December 31, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this amount pledged as collateral for mortgage notes payable, $0.6 billion of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this amount comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of December 31, 2020 was $0.2 billion. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from these dispositions prior to the Commencement Quarter must be used to prepay amounts outstanding under the Revolving Credit Facility.
Mortgage Notes Payable
As of December 31, 2020, we had $550.4 million in gross mortgage notes payable outstanding. During the first quarter of 2020, we assumed one mortgage for $13.9 million in connection with one of our SHOP acquisitions.
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

In the fourth quarter of 2020, we repaid $4.4 million of the Revolving Credit Facility from the proceeds of the Michigan SHOP disposition and $17.6 million from the disposition of the skilled nursing facility in Lutz, Florida. These amounts represented all the cash proceeds from these dispositions.
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of December 31, 2020, $323.7 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $48.3 million. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected.
As of December 31, 2020, $150.0 million was outstanding under our Term Loan, and $173.7 million was outstanding under the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of December 31, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.21% and 4.95%, respectively. The Credit Facility prohibits us from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges on a quarterly basis and a minimum consolidated tangible net worth. As of December 31, 2020, we were in compliance with the financial covenants under the Credit Facility. Based upon our current expectations, we believe our operating results during the next 12 months will allow us to comply with these covenants. Please see “Item 1A. Risk Factors. Risks Related to our Indebtedness.”
Fannie Mae Master Credit Facilities
As of December 31, 2020, $355.2 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur until November 2021 and not more than once annually for each of the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Capital Expenditures
During the year ended December 31, 2020, our capital expenditures were $21.9 million, of which approximately $4.6 million related our MOB segment, $4.0 million related to our NNN segment and $12.8 million related to our SHOP segment. All other capital expenditures were typical in nature for the other properties in our portfolio. We anticipate this rate of capital expenditures will be similar for the MOB, NNN and SHOP segments throughout 2021, however, the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures. Our capital expenditures in 2021 were funded using cash on hand, and we also expect to fund future capital expenditures using cash on hand.
Acquisitions — Year Ended December 31, 2020
During the year ended December 31, 2020, we completed the acquisitions of two multi-tenant MOBs, three single tenant MOBs and four SHOP for an aggregate contract purchase price of $109.6 million. The acquisition of one multi-tenant MOB for a contract purchase price of $5.7 million, was completed during the three months ended December 31, 2020. The properties acquired during the year ended December 31, 2020 are located in Illinois, Pennsylvania, Ohio and Florida and comprise approximately 340,783 square feet and were funded with proceeds from financings (including amounts borrowed under our Credit Facility), the assumption of the $13.9 million mortgage in an acquisition, and cash on hand.
Acquisitions — Subsequent to December 31, 2020 and Pending Transactions
We acquired one property subsequent to December 31, 2020 for $6.6 million. We have signed two PSAs to acquire two MOBs located in Ohio and Oklahoma for an aggregate contract purchase price of approximately $10.1 million. We anticipate using cash on hand to fund the consideration required to complete these acquisitions. The PSAs are subject to conditions and there can be no assurance we will complete any of these acquisitions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
Acquisition of Non-Controlling Interest
In November 2020, we purchased all of the outstanding membership interests in the joint venture that owns the UnityPoint Clinics in Muscatine, Iowa and Moline, Illinois for approximately $0.6 million, funded with cash on hand. Following this transaction, the properties were wholly owned by us and added to the borrowing base under our Credit Facility.
Dispositions — Year Ended December 31, 2020
During the year ended December 31, 2020, we sold nine properties (one MOB, seven SHOPs and one skilled nursing facility in Lutz Florida) for an aggregate contract price of $40.4 million, which resulted in an aggregate gain on sale of $5.2 million. Eight of these properties (seven SHOPs in Michigan and one skilled nursing facility in Lutz Florida) were sold in the fourth quarter of 2020 and had an aggregate purchase price of $31.8 million, which resulted in an aggregate gain on sale of $2.9 million There were no mortgages on these properties, however the property in Lutz, Florida was part of the borrowing base under the Credit Facility, as well as four Michigan properties, and one of the Michigan properties was part of the Capital One Fannie Mae Credit Facility.
Which respect to the sale of the Michigan SHOPs, in November 2020, we received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties were transferred to the buyer at a second closing in January 2021 when the $0.8 million held in escrow was released to the buyer. Of the properties transferred at the initial closing, four were part of the borrowing base under the Credit Facility, one was part of the collateral pool under the Fannie Mae Master Credit Facility with Capital One and two were unencumbered. Of the properties transferred at the second closing, three were part of the borrowing base under the Credit Facility until the initial closing and one was unencumbered. At the initial closing, $4.2 million of the net proceeds was used to repay amounts outstanding under the Fannie Mae Master Credit Facility with Capital One, $4.4 million of the net proceeds were used to repay amounts outstanding under the Revolving Credit Facility, with the remainder used for closing costs. Following the sale of the SHOP in Lutz, Florida, all $17.6 million of the net proceeds were used to repay amounts outstanding under the Credit Facility.
Dispositions — Subsequent to December 31, 2020
Subsequent to December 31, 2020, we did not dispose of any properties.
We have entered into two definitive PSAs to sell the property in Jupiter Florida for $65.0 million and a skilled nursing facility in Wellington, Florida for $33.0 million. The sales of these assets are subject to conditions, and, due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the skilled nursing facility in Wellington, Florida, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at the property for a period of time. The property in Jupiter, Florida is not currently encumbered by any mortgage debt or part of the borrowing base under our Credit Facility. The skilled nursing facility in Wellington Florida is part of the borrowing base under our Credit Facility. Pursuant to the terms of the amendment to our Credit Facility in August 2020, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
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
No assurances can be made as to when or if our SRP will be reactivated.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Annual Report on Form 10-K.

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net loss attributable to common stockholders (in accordance with GAAP)	$(78,781)	$(88,087)	$(52,762)
Depreciation and amortization (1)	79,643	79,744	82,226
Impairment charges	36,446	55,969	20,655
(Gain) loss on sale of real estate investment	(5,230)	(8,790)	70
Adjustments for non-controlling interests (2)	(526)	(595)	(484)
FFO (as defined by NAREIT) attributable to common stockholders	31,552	38,241	49,705
Acquisition and transaction related	173	362	302
(Accretion) amortization of market lease and other lease intangibles, net	(80)	(4)	255
Straight-line rent adjustments	(2,405)	(3,561)	(1,863)
Straight-line rent (rent deferral agreements) (3)	280	—	—
Amortization of mortgage premiums and discounts, net	60	(162)	(263)
Loss on non-designated derivatives	102	68	157
Capitalized construction interest costs	—	(2,756)	(3,198)
Deferred tax asset valuation allowance (4)	4,641	—	—
Adjustments for non-controlling interests (2)	(9)	31	24
MFFO attributable to common stockholders	$34,314	$32,219	$45,119
________
(1) Net of non-real estate depreciation and amortization.
(2) Represents the portion of the adjustments allocable to non-controlling interests.
(3) Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for purposes of MFFO as they are expected to be collected.
(4) This is a non-cash item and is added back as it is not considered a part of operating performance.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the year ended December 31, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$36,862	$2,492	$(15,690)	$(102,445)	$(78,781)
Impairment charges	12,551	—	23,895	—	36,446
Operating fees to related parties	—	—	—	23,922	23,922
Acquisition and transaction related	—	—	—	173	173
General and administrative	95	—	—	21,477	21,572
Depreciation and amortization	74,017	6,617	419	—	81,053
Interest expense	2,036	—	—	49,483	51,519
Interest and other income	—	—	—	(44)	(44)
Loss on non-designated derivative instruments	—	—	—	102	102
Loss on sale of real estate investments	—	—	(5,230)	—	(5,230)
Income tax expense	—	—	—	4,061	4,061
Net income attributable to non-controlling interests	—	—	—	303	303
Allocation for preferred stock	—	—	—	2,968	2,968
NOI	$125,561	$9,109	$3,394	$—	$138,064
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2019:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$14,097	$1,552	$(3,519)	$(100,217)	$(88,087)
Impairment charges	43,125	—	12,844	—	55,969
Operating fees to related parties	—	—	—	23,414	23,414
Acquisition and transaction related	7	28	—	327	362
General and administrative	93	11	11	20,415	20,530
Depreciation and amortization	76,430	2,087	2,515	—	81,032
Interest expense	213	—	—	55,846	56,059
Interest and other income	2	—	—	(9)	(7)
Loss on non-designated derivative instruments	—	—	—	68	68
Gain on sale of real estate investments	—	—	(8,790)	—	(8,790)
Income tax expense	—	—	—	399	399
Net income (loss) attributable to non-controlling interests	23	—	—	(416)	(393)
Allocation for preferred stock	—	—	—	173	173
NOI	$133,990	$3,678	$3,061	$—	$140,729
Refer to Note 15 — Segment Reporting to our consolidated financial statements found in this Annual Report on Form 10-K for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.
Dividends and Other Distributions
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.

From March 1, 2018 until June 20, 2020, we paid distributions to our common stockholders, at a rate equivalent to $0.85 per annum, per share of common stock. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
On June 29, 2020, the Board approved a change in our common stock distribution policy whereby we would no longer declare distributions based on daily record dates. Instead, any future distributions authorized by the Board on shares of our common stock were to be paid on a monthly basis in arrears based on a single record date during the applicable month.
As noted herein under our Credit Facility we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying cash dividends on the Series A Preferred Stock or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. We may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter we will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We may only pay cash distributions beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. Until four full fiscal quarters have elapsed after the commencement of Commencement Quarter, the aggregate amount of permitted distributions and Modified FFO will be determined by using only the fiscal quarters that have elapsed from and after the Commencement Quarter and annualizing those amounts.
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described above. Under the new policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. On October 1, 2020 and January 4, 2021, we declared dividends payable in 0.01349 shares of our common stock on each share of our outstanding common stock. This amount was based on our prior cash distribution rate of $0.85 per share per annum. The stock dividends were paid on October 15, 2020 and January 15, 2021 to holders of record of our common stock at the close of business on October 8, 2020 and January 11, 2021. See “— Overview” for additional information on the impact of the stock dividends.
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

The following table shows the sources for the payment of distributions to common stockholders preferred stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020		December 31, 2020
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions			Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$13,225		$13,729		$4,400		$—		$31,354
Distributions reinvested in common stock issued under the DRIP	6,322		6,267		2,015		—		14,604
Dividends to preferred stockholders	173		742		742		742		2,399
Distributions on OP Units	86		87		28		—		201
Total distributions (1)	$19,806		$20,825		$7,185		$742		$48,558

Source of distribution coverage:
Cash flows provided by operations (2)	$18,952	95.7%	$12,294	59.0%	$7,185	100.0%	$24	3.2%	$41,807		86.1%
Proceeds received from common stock issued under the DRIP (2)	854	4.3%	6,267	30.1%	—	—%	718	96.8%	6,751	(3)	13.9%
Available cash on hand	—	—%	2,264	10.9%	—	—%	—	—%	—	(3)	—%
Total source of distribution coverage	$19,806	100.0%	$20,825	100.0%	$7,185	100.0%	$742	100.0%	$48,558		100.0%

Cash flows provided by operations (in accordance with GAAP)	$18,952		$12,294		$10,537		$24		$41,807
Net loss attributable to stockholders (in accordance with GAAP)	$(24,744)		$(22.811)		$(10,500)		$(43,514)		$(78,781)
_______
(1)    Excludes distributions related to Class B Units and distributions to non-controlling interest holders other than those paid on our OP Units.The decrease in total distributions was due to the change in the timing of our distributions to common stockholders and the change to declaring distributions in common stock (as opposed to cash) beginning in October 2020 (see disclosure above).
(2)    Assumes the use of available cash flows from operations before any other sources.
(3)    Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
For the year ended December 31, 2020, cash flows provided by operations were $41.8 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand, comprised of proceeds from financings and dispositions. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
Our ability to pay dividends on our Series A Preferred Stock and starting with the Commencement Quarter, other distributions and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
We may still pay any cash distributions necessary to maintain its status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom under the Credit

Facility. The amendment provided that the covenants restricting payment of distributions to a threshold based on Modified FFO and requiring maintenance of a minimum ratio of consolidated total indebtedness to consolidated total asset value and a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges did not apply for the fiscal quarter ended June 30, 2020. In addition, the lenders waived any defaults or event of defaults under those covenants that may have occurred during the fiscal quarter ended June 30, 2020 as well as any additional default or event of default resulting therefrom prior to August 10, 2020. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with our Credit Facility in the future.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2020, we were in compliance with the financial and reporting covenants under our loan agreements.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable, Revolving Credit Facility and Fannie Mae Master Credit Facilities and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2020. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2020, the outstanding mortgage notes payable and loans under the Revolving Credit Facility and Fannie Mae Master Credit Facilities had weighted-average effective interest rates of 3.9%, 3.2% and 2.6%, respectively.

		Years Ended December 31,
(In thousands)	Total	2021	2022 - 2023	2024 -2025	Thereafter
Principal on mortgage notes payable	$550,361	$1,191	$7,625	$2,237	$539,308
Interest on mortgage notes payable	108,961	15,971	45,387	47,603	—
Principal on Revolving Credit Facility	173,674	—	—	173,674	—
Interest on Revolving Credit Facility	27,875	5,575	11,150	11,150	—
Principal on Term Loan	150,000	—	—	150,000	—
Interest on Term Loan	37,125	7,425	14,850	14,850	—
Fannie Mae Master Credit Facilities	355,175	130	7,316	8,993	338,736
Interest on Fannie Mae Master Credit Facilities	53,913	9,314	18,464	18,031	8,104
Lease rental payments due (1)	39,944	747	1,540	1,560	36,097
Total	$1,497,028	$40,353	$106,332	$428,098	$922,245
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Credit Facility (which includes a Revolving Credit Facility and a Term Loan) and the Fannie Mae Master Credit Facilities, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2020, we had entered into six non-designated interest rate caps with a notional amount of approximately $359.3 million and nine designated interest rate swaps with a notional amount of $578.5 million. We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.
Mortgage Notes Payable
As of December 31, 2020, all of our mortgages are either fixed-rate ($171.9 million) or variable-rate ($378.5 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $550.4 million and a fair value of $549.6 million as of December 31, 2020.
Credit Facilities
Our Credit Facilities are variable-rate, before consideration of interest rate swaps, and are comprised of our Revolving Credit Facility, our Term Loan and our Fannie Mae Master Credit Facilities. Our Credit Facilities had a gross aggregate carrying amount of $678.8 million and a fair value of $673.6 million as of December 31, 2020.
Sensitivity Analysis - Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings, which totaled $1.1 billion as of December 31, 2020, affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap. As noted above, we have nine designated interest rate swaps with a notional amount of $578.5 million, which effectively creates a fixed interest rate for a portion of our variable-rate debt. We also have six non-designated interest rate cap contracts, which are substantially out of the money and, therefore do not currently affect our near-term interest rate sensitivity. The sensitivity analysis related to the portion of our variable-rate debt that is not fixed via designated interest rate swaps assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase and decrease in variable interest rates on the portion of our variable-rate debt that is not fixed via designated interest rate swaps would increase and decrease our interest expense by $4.8 million.

Sensitivity Analysis - Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $37.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $35.2 million. A 100 basis point increase in market interest rates would result in an increase in the fair value of our nine designated interest rate swaps by $28.5 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our nine designated interest rate swaps by $30.2 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2020 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2020 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
Restricted Share Plan
We have an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), and, among other eligible persons, employees of the Advisor and its affiliates who provide services to us. For additional information, see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,027,609	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,027,609	(1)

________
(1) The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3,445,866 shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2020, we had 93,775,746 shares of common stock issued and outstanding and 421,135 shares of common stock that were subject to awards granted under the RSP. For additional information on the RSP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The other information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
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
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.3 (3)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.4 (4)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.5 (5)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.6 (6)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock
4.1 (7)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (8)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 (9)	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
4.4 (10)	Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.5 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.6 (11)	Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc.,and Computershare Trust Company, N.A., as Rights Agent.
10.1 (9)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.2 (12)
Amendment No. 1, dated as of July 25, 2019, to the Second Amended and Restated Advisory Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC

10.3 (9)
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC

10.4 (13)	First Amendment, dated as of April 9, 2018, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC

10.5 (14)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.6 (14)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.7 (15)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.8 (16)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association.
10.9 (4)	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.10 (4)	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.11 (16)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC.
10.12 (4)	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.13 (4)	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.14 (4)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC

Exhibit No.	Description
10.15 (17)	Amended and Restated Loan Agreement, dated as of December 20, 2019, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto
10.16 (17)	Amended and Restated Guaranty of Recourse Obligations, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.17 (17)
Amended and Restated Hazardous Materials Indemnity Agreement, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association

10.18 (2)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017.
10.19 (2)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.20 (18)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association.
10.21 (18)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association.
10.22 (18)
Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association.

10.23 (13)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender
10.24 (13)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.25 (13)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.26 (13)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender
10.27 (13)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee
10.28 (19)	Form of Indemnification Agreement
10.29 (20)
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

10.30 (21)
First Amendment, dated March 24, 2020, to Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

10.31 (22)	Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto.
16.1 (23)	Letter from KPMG LLP to the Securities and Exchange Commission dated March 18, 2019
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
23.2 *	Consent of KPMG LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (24)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (25)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (26)	Second Amendment to Second Amended and Restated Share Repurchase Program
99.4 (27)	Third Amendment to Second Amended and Restated Share Repurchase Program
99.5 (28)	Fourth Amendment to Second Amended and Restated Share Repurchase Program
99.6 (29)	Fifth Amendment to Second Amended and Restated Share Repurchase Program

Exhibit No.	Description
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
________
*    Filed herewith

(1)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.
(2)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.
(3)Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 6, 2019.
(4)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.
(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020.
(7)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 13, 2013.
(8)Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.
(9)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(10)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.
(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020.
(12)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2019.
(13)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.
(14)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.
(15)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.
(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.
(17)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019.
(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2018.
(19)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 filed with the Securities and Exchange Commission on August 3, 2018.
(20)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019.
(21)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 24, 2020.
(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020.
(23)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2019.
(24)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017.
(25)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019.
(26)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.
(27)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019.
(28)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2019.
(29)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2021.

HEALTHCARE TRUST, INC.
By	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 29, 2021
Leslie D. Michelson

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 29, 2021
Katie P. Kurtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Director	March 29, 2021
Edward M. Weil, Jr.	(Principal Executive Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	March 29, 2021
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 29, 2021
Edward G. Rendell

/s/ Lee M. Elman	Independent Director	March 29, 2021
Lee M. Elman

/s/ B.J. Penn	Independent Director	March 29, 2021
B.J. Penn

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Healthcare Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for the years then ended, including the related notes and financial statement schedule as of December 31, 2020 and for the years ended December 31, 2020 and 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the stock dividends as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocations for Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed real estate acquisitions of $110.7 million. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the

Report of Independent Registered Public Accounting Firm
leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.

The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of tangible and intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, fair market lease rates, discount rates and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreements and lease documents; (ii) testing the completeness and accuracy of underlying data used by management in the fair value estimates, and (iii) testing management’s process for estimating the fair value of tangible and intangible assets acquired and liabilities assumed, including testing management’s projected cash flows and evaluating the accuracy of valuation outputs. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of the significant assumptions related to capitalization rates, fair market lease rates, discount rates and land values per square foot. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain assumptions utilized by management related to capitalization rates, fair market lease rates, discount rates and land values per square foot.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 29, 2021
We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Healthcare Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the effects of the stock dividend described in Note 1, the consolidated statements of operations and comprehensive loss, changes in equity, and cash flows of Healthcare Trust, Inc. and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). The 2018 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the effects of the stock dividend described in Note 1, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the stock dividend described in Note 1 and affecting per share amounts in the consolidated statements of operations and comprehensive loss, changes in equity, Note 2, Note 8 and Note 14, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2019.
Chicago, Illinois
March 13, 2019

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate investments, at cost:
Land	$212,651	$207,335
Buildings, fixtures and improvements	2,133,057	2,004,116
Acquired intangible assets	276,015	269,616
Total real estate investments, at cost	2,621,723	2,481,067
Less: accumulated depreciation and amortization	(512,775)	(427,476)
Total real estate investments, net	2,108,948	2,053,591
Assets held for sale	90	70,839
Cash and cash equivalents	72,357	95,691
Restricted cash	17,989	15,908
Derivative assets, at fair value	13	392
Straight-line rent receivable, net	23,322	21,182
Operating lease right-of-use assets	13,912	14,351
Prepaid expenses and other assets (including $1,278 and $394 due from related parties as of December 31, 2020 and 2019, respectively)	34,932	39,707
Deferred costs, net	15,332	13,642
Total assets	$2,286,895	$2,325,303
LIABILITIES AND EQUITY
Mortgage notes payable, net	$542,698	$528,284
Credit facilities, net	674,551	605,269
Market lease intangible liabilities, net	10,803	12,052
Derivative liabilities, at fair value	38,389	5,305
Accounts payable and accrued expenses (including $299 due to related parties as of December 31, 2020)	42,271	43,094
Operating lease liabilities	9,155	9,133
Deferred rent	6,914	8,521
Distributions payable	742	6,901
Total liabilities	1,325,523	1,218,559

Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 2,210,000 and 1,610,000 authorized as of December 31, 2020 and 2019, respectively; 1,610,000 issued and outstanding as of December 31, 2020 and 2019	16	16
Common stock, $0.01 par value, 300,000,000 shares authorized, 95,040,783 (including 1,265,037 shares paid as a stock dividend on January 15, 2021) and 92,356,664 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively	938	923
Additional paid-in capital	2,104,261	2,078,628
Accumulated other comprehensive loss	(39,673)	(7,043)
Distributions in excess of accumulated earnings	(1,108,557)	(971,190)
Total stockholders’ equity	956,985	1,101,334
Non-controlling interests	4,387	5,410
Total equity	961,372	1,106,744
Total liabilities and equity	$2,286,895	$2,325,303

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue from tenants	$381,612	$374,914	$362,406

Operating expenses:
Property operating and maintenance	243,548	234,185	220,997
Impairment charges	36,446	55,969	20,655
Operating fees to related parties	23,922	23,414	23,071
Acquisition and transaction related	173	362	302
General and administrative	21,572	20,530	17,275
Depreciation and amortization	81,053	81,032	83,212
Total expenses	406,714	415,492	365,512
Operating loss before gain (loss) on sale of real estate investments	(25,102)	(40,578)	(3,106)
Gain (loss) on sale of real estate investments	5,230	8,790	(70)
Operating loss	(19,872)	(31,788)	(3,176)
Other income (expense):
Interest expense	(51,519)	(56,059)	(49,471)
Interest and other income	44	7	23
Loss on non-designated derivatives	(102)	(68)	(157)
Total other expenses	(51,577)	(56,120)	(49,605)
Loss before income taxes	(71,449)	(87,908)	(52,781)
Income tax expense	(4,061)	(399)	(197)
Net loss	(75,510)	(88,307)	(52,978)
Net (income) loss attributable to non-controlling interests	(303)	393	216
Allocation for preferred stock	(2,968)	(173)	—
Net loss attributable to common stockholders	(78,781)	(88,087)	(52,762)
Other comprehensive income (loss):
Unrealized (loss) gain on designated derivatives	(32,630)	(11,625)	2,109
Comprehensive loss attributable to common stockholders	$(111,411)	$(99,712)	$(50,653)

Weighted-average common shares outstanding — Basic and Diluted (1)	94,639,833	94,433,640	93,593,719
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.83)	$(0.93)	$(0.56)

_____
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2020, 2019 and 2018
(In thousands, except share data)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	—	$—	91,002,766	$910	$2,009,197	$2,473	$(665,026)	$1,347,554	$8,505	$1,356,059
Common stock issued through distribution reinvestment plan	—	—	1,720,633	17	35,720	—	—	35,737	—	35,737
Common stock repurchases	—	—	(759,867)	(8)	(14,194)	—	—	(14,202)	—	(14,202)
Share-based compensation, net	—	—	—	—	1,244	—	—	1,244	—	1,244
Distributions declared on common stock, $0.92 per share (1)	—	—	—	—	—	—	(86,543)	(86,543)	—	(86,543)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(492)	(492)
Unrealized gain on designated derivative	—	—	—	—	—	2,109	—	2,109	—	2,109
Net loss	—	—	—	—	—	—	(52,762)	(52,762)	(216)	(52,978)
Balance, December 31, 2018	—	—	91,963,532	919	2,031,967	4,582	(804,331)	1,233,137	7,797	1,240,934
Impact of adoption of ASC 842	—	—	—	—	—	—	(87)	(87)	—	(87)
Issuance of Preferred Stock, net	1,610,000	16	—	—	37,601	—	—	37,617	—	37,617
Common stock issued through distribution reinvestment plan	—	—	1,481,395	15	27,195	—	—	27,210	—	27,210
Common stock repurchases	—	—	(1,103,263)	(11)	(21,102)	—	—	(21,113)	—	(21,113)
Share-based compensation, net	—	—	15,000	—	1,319	—	—	1,319	—	1,319
Distributions declared on common stock, $0.83 per share (1)	—	—	—	—	—	—	(78,685)	(78,685)	—	(78,685)
Preferred stock dividends declared, $0.11 per share	—	—	—	—	—	—	(173)	(173)	—	(173)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(346)	(346)
Unrealized loss on designated derivative	—	—	—	—	—	(11,625)	—	(11,625)	—	(11,625)
Net loss	—	—	—	—	—	—	(87,914)	(87,914)	(393)	(88,307)
Rebalancing of ownership percentage	—	—	—	—	1,648	—	—	1,648	(1,648)
Balance, December 31, 2019	1,610,000	16	92,356,664	923	2,078,628	(7,043)	(971,190)	1,101,334	5,410	1,106,744
Issuance of Preferred Stock, net	—	—	—	—	(59)	—	—	(59)	—	(59)
Common stock issued through distribution reinvestment plan	—	—	875,986	9	14,595	—	—	14,604	—	14,604
Common stock repurchases	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	1,345	—	—	1,345	—	1,345
Distributions declared in common stock, $0.21 per share (1)	—	—	1,248,197	13	19,646	—	(19,659)	—	—	—
Distributions declared in cash on common stock, $0.42 per share (1)	—	—	—	—	—	—	(38,839)	(38,839)	—	(38,839)
Preferred stock dividends declared, $1.84 per share	—	—	—	—	—	—	(2,968)	(2,968)	—	(2,968)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(201)	(201)
Unrealized loss on designated derivative	—	—	—	—	—	(32,615)	—	(32,615)	—	(32,615)
Buyout of NCI	—	—	—	—		—	(88)	(88)	(495)	(583)
Net loss	—	—	—	—	—	—	(75,813)	(75,813)	303	(75,510)
Rebalancing of ownership percentage	—	—	—	—	645	(15)		630	(630)	—
Balance, December 31, 2020	1,610,000	$16	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
______
(1) Per share amounts retroactively adjusted for the effects of the Stock Dividends.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(75,510)	$(88,307)	$(52,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,053	81,032	83,212
Amortization (including write-offs) of deferred financing costs	4,059	9,171	8,633
Amortization of terminated swap	846	—	—
Amortization of mortgage premiums and discounts, net	60	(162)	(263)
(Accretion) amortization of market lease and other intangibles, net	(80)	(4)	255
Bad debt expense	2,708	6,464	14,797
Equity-based compensation	1,345	1,319	1,244
Loss (gain) on non-designated derivative instruments	102	68	157
(Gain) loss on sales of real estate investments, net	(5,230)	(8,790)	70
Impairment charges	36,446	55,969	20,655
Deferred tax valuation allowance	4,641	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(2,409)	(3,831)	(7,744)
Prepaid expenses and other assets	(63)	(9,667)	(16,888)
Accounts payable, accrued expenses and other liabilities	(4,554)	2,632	2,191
Deferred rent	(1,607)	1,510	810
Net cash provided by operating activities	41,807	47,404	54,151
Cash flows from investing activities:
Property acquisitions and development costs	(94,984)	(91,998)	(128,056)
Capital expenditures and other assets acquired	(21,892)	(16,719)	(12,910)
Proceeds from sales of real estate investments	34,385	62,468	25,903
Net cash used in investing activities	(82,491)	(46,249)	(115,063)
Cash flows from financing activities:
Payments on credit facilities	(26,091)	(368,300)	(80,000)
Proceeds from credit facilities	95,000	225,618	147,753
Proceeds from term loan	—	150,000	—
Proceeds from mortgage notes payable	—	136,513	118,700
Payments on mortgage notes payable	(1,048)	(67,797)	(63,263)
Payments for derivative instruments	(97)	(2,147)	(131)
Payments of deferred financing costs	(2,241)	(19,532)	(3,354)
Proceeds from issuance of preferred stock, net	(1,016)	37,617	—
Common stock repurchases	(10,539)	(21,113)	(14,202)
Distributions paid on common stock	(31,354)	(51,427)	(55,329)
Dividends paid on preferred stock	(2,399)	—	—
Buyout of non-controlling interest holders	(583)	—	—
Distributions to non-controlling interest holders	(201)	(346)	(492)
Net cash, provided by financing activities	19,431	19,086	49,682
Net change in cash, cash equivalents and restricted cash	(21,253)	20,241	(11,230)
Cash, cash equivalents and restricted cash, beginning of year	111,599	91,358	102,588
Cash, cash equivalents and restricted cash, end of year	$90,346	$111,599	$91,358

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash, cash equivalents, end of period	$72,357	$95,691	$77,264
Restricted cash, end of period	17,989	15,908	14,094
Cash, cash equivalents and restricted cash, end of period	$90,346	$111,599	$91,358

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,878	$47,621	$43,266
Cash paid for income taxes	315	447	407

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$14,604	$27,210	$35,737
Common stock issued through stock dividends	19,659	—	—
Accrued capital expenditures (payable)	1,287	—	—
Mortgage assumed in acquisition	13,883	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1 — Organization
The Company is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office buildings (“MOBs”), healthcare properties leased on a triple-net basis (“NNN properties”) and senior housing operating properties (“SHOPs”). As of December 31, 2020, the Company owned 193 properties located in 31 states and comprised of 9.4 million rentable square feet.
Substantially all of the Company’s business is conducted through Healthcare Trust Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP.
The Company has declared quarterly dividends entirely in shares of its common stock equal to 0.01349 shares of common stock on each share of outstanding common stock (“Stock Dividends”) on October 1, 2020 and January 4, 2021. These Stock Dividends were issued on October 15, 2020 and January 15, 2021 to holders of record of common stock at the close of business on October 8, 2020 and January 11, 2021, respectively. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of these Stock Dividends on the Company’s weighted-average share amounts used in its per-share calculations was an increase of 0.02716 shares, cumulatively, for every one share of common stock. No additional shares, except for the Stock Dividends, were issued during the three months ended December 31, 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.02716 shares for every share outstanding due to the Stock Dividends. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the Stock Dividends and are noted as such throughout the accompanying financial statements and footnotes.
On April 3, 2020, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2019. The Company’s previous Estimated Per-Share NAV was as of December 31, 2018. Unlike the per share amounts in this Annual Report on Form 10-K, the Estimated Per-Share NAV has not been retroactively adjusted to reflect the payment of dividends in the form of common stock and will not be adjusted for Stock Dividends the Company pays in the future until the Board determines a new Estimated Per-Share NAV. Paying dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding will increase when Stock Dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of the board of directors (the “Board”), provided that such estimates will be made at least once annually.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, impairments, fair value measurements and income taxes, as applicable.
Out-of-Period Adjustments
During the year ended December 31, 2019, the Company identified certain historical errors in its tax provision and its net deferred taxes asset as well as its statements of operations and comprehensive income (loss), consolidated statements of changes in equity, and statements of cash flows since 2014, which impacted the quarterly financial statements and annual periods previously issued. Specifically, the Company had overstated intercompany rent on certain leases with the taxable REIT subsidiary (“TRS”) and reflected a portion of depreciation on REIT assets in the TRS’s tax provision, thereby overstating previously recorded tax benefits, deferred tax assets and net income by $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and for Pre-2017 periods, respectively.  The intercompany rent and allocation of depreciation only affected the tax provision and did not affect the pre-tax consolidated financial results. The Company concluded that the errors noted above were not material for the period ended December 31, 2019 or any prior periods and has adjusted the amounts on a cumulative basis in 2019.
During the year ended December 31, 2019, the Company did not record quarterly interest expense related to borrowings under the Revolving Credit Facility (as defined below) that were borrowed and repaid during the fourth quarter of 2019. The amount of interest expense and related payable that should have been recorded was $0.3 million. In 2020, the Company identified that the cumulative interest payable balance was understated, and as a result a true up entry was recorded to record the payable and related expense, resulting in an out of period adjustment. The Company concluded that the errors noted above were not material for the period ended December 31, 2019 or any prior periods and has adjusted the amounts on a cumulative basis in 2020.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In the Company’s SHOP portfolio, occupancy has trended lower since the second half of March as government policies and implementation of infection control best practices have materially limited or closed communities to new resident move-ins which affects the Company’s ability to fill vacancies. The Company has also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, the Company bears these cost increases. These trends accelerated during the second, third, and fourth quarters of 2020 and into the beginning of the first quarter of 2021 as the surge of new COVID-19 cases that started in late 2020 crested, and may continue to impact the Company in the future and have a material adverse effect on the Company’s revenues and income in the other quarters thereafter.
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity of some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 although collections have been approximately 100%. The Company has taken a proactive approach

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent.
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
For all other lease changes that did not qualify for FASB relief, the Company is required to apply modification accounting including assessing classification under ASC 842. Some, but not all of the Company’s lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, the Company has elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease. For leases not qualifying for this relief, the Company has applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
The Company has taken precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. These steps include borrowing an additional $95.0 million under the Credit Facility (as defined below) in March 2020 to provide more cash on the Company’s balance sheet. A portion of the $95.0 million in borrowings was used for general corporate purposes and for acquisitions. The Company has not borrowed additional amounts subsequently. In August 2020, the Company amended the Credit Facility as part of its efforts to continue addressing the adverse impacts of the COVID-19 pandemic. For additional information on the Credit Facility amendment see Note 5 — Credit Facilities.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of December 31, 2020, these leases had a weighted average remaining lease term of 6.5 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted under the REIT Investment and Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
for ancillary revenue from non-residents of $13.3 million, $15.4 million and $8.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Fees for ancillary services are recorded in the period in which the services are performed.
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
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2020 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short-term in nature.

(In thousands)	Future Base Rent Payments
2021	$94,144
2022	87,762
2023	75,205
2024	68,210
2025	58,757
Thereafter	165,642
Total	$549,720
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, which was adopted effective on January 1, 2019, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2020, 2019 and 2018 such amounts were $2.7 million, $6.5 million and $14.8 million, respectively, which include bad debt expense related to the NuVista and LaSalle Tenants (see Note 3 — Real Estate Investment, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 and 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $0.1 million and $70.8 million in real estate investments held for sale as of December 31, 2020 and 2019, respectively (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases and they continue to be accounted for as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three-year period ended December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of December 31, 2020 and 2019, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2020, 2019 and 2018 were accounted for as asset acquisitions.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. The Company estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot.
Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2020 and 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company as well as certain investment arrangements with other unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company’s property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries’ property. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership. See Note 13 — Non-Controlling Interests for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company did not have any cash invested in money market funds at December 31, 2020 or 2019.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2020 and 2019, the Company had deposits of $72.4 million and $95.7 million, of which $57.0 million and $73.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
Equity-Based Compensation
The Company has a stock-based incentive award program for its directors, which is accounted for under the guidance of share- based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such awards is included in general and administrative expenses and is recognized over the service period (i.e., vesting) required or when the requirements for exercise of the award have been met (See Note 11 — Equity-Based Compensation).
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
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2020, 2019 and 2018. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties.  Generally, to qualify as a REIT, the Company cannot directly or indirectly operate seniors housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS.  Accordingly, the Company has formed a TRS that is wholly-owned by the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
As of December 31, 2020, the Company, owned 59 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of December 31, 2020 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2020, the Company modified 25 intercompany leases with the TRS which abated intercompany rent due to the ongoing COVID-19 pandemic.
Because of the Company’s TRS's recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $4.6 million as of December 31, 2020. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2020, the Company’s consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $14 million at December 31, 2020 (of which $7.6 million were incurred prior to January 1, 2018). For losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2035. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date. During the year ended December 31, 2020 the Company recorded a tax loss of $3.1 million. As of December 31, 2020, the Company had a deferred tax asset of $4.6 million with a full valuation allowance. As of December 31, 2019, the Company had a deferred tax asset of $3.9 million with no valuation allowance.
The following table details the composition of the Company’s tax (expense) benefit for the years ended December 31, 2020, 2019 and 2018, which includes U.S. federal and state income taxes incurred by the Company’s TRS. The Company estimated its income tax (expense) benefit relating to its TRS using a combined federal and state rate of approximately (105.8)% and 26.4% for the years ended December 31, 2020 and 2019, respectively. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2020		2019		2018
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$726	$—	$—	$(155)	$(272)	$399
State (expense) benefit	(196)	50	(176)	(68)	(353)	29
Deferred tax asset valuation allowance	—	(4,641)	—	—	—	—
Total income tax benefit (expense)	$530	$(4,591)	$(176)	$(223)	$(625)	$428
As of December 31, 2020 and 2019, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares (retroactively adjusted for the Stock Dividends) of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company received $3.6 million in these funds during the year ended December 31, 2020, related to four of its SHOPs and considered the funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020 to offset the incurred COVID-19 expenses. Subsequent to December 31, 2020, the Company received an additional $5.1 million in funding from CARES Act grants. There can be no assurance that the program will be extended or any further amounts received.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. All acquisition costs incurred during the years ended December 31, 2020 and 2019 were capitalized since our acquisitions during the years were all classified as asset acquisitions.
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
December 31, 2020
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
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:
•Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior periods have been conformed to this new presentation.
•Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $0.1

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.
•Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
    The Company was a lessee under leases for 17 properties including capital leases of land and building as of January 1, 2019 and because the Company has elected the practical expedients described above, it determined that 11 of these leases would continue to be classified as operating leases under the new standard. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:
•Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $10.2 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheet as of December 31, 2019.
•The Company also reclassified $0.5 million related to amounts previously reported as a straight-line rent liability and $4.8 million, net related to amounts previously reported as above and below market ground lease intangibles to the ROU assets. For additional information and disclosures related to these operating leases, see Note 16 — Commitments and Contingencies.
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
Not yet Adopted as of December 31, 2020
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments, Net
Property Acquisitions and Development Costs
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 193 properties as of December 31, 2020. During the year ended December 31, 2020, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of two multi-tenant MOBs, three single tenant MOBs and four SHOPs for an aggregate contract purchase price of $110.7 million, which includes other assets acquired as part of the acquisitions of $1.8 million and capitalized transaction costs. All acquisitions in 2020, 2019 and 2018 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of the assets acquired and liabilities assumed, as well as capitalized construction in progress during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Real estate investments, at cost:
Land	$7,665	$6,356	$14,417
Buildings, fixtures and improvements	90,699	68,903	98,236
Development costs	—	5,721	8,591
Total tangible assets	98,364	80,980	121,244
Acquired intangibles:
In-place leases and other intangible assets (1)	10,369	11,777	6,823
Market lease and other intangible assets (1)	496	724	275
Market lease liabilities (1)	(362)	(1,483)	(286)
Total intangible assets and liabilities	10,503	11,018	6,812
Mortgage notes payable, net	(13,883)	—	—
Cash paid for real estate investments, including acquisitions	$94,984	$91,998	$128,056
Number of properties purchased	9	9	14
_______________
(1) Weighted-average remaining amortization periods for in-place leases, above-market leases and below market leases acquired were 1.7 years, 7.7 years and 7.4 years, respectively, as of December 31, 2020. Weighted-average remaining amortization periods for in-place leases and above-market leases acquired were 8.1 years and 7.0 years, respectively, as of December 31, 2019. There were no below market leases acquired in the year ended December 31, 2019.
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
The Company had been working for some time to obtain a certificate of occupancy for the facility (“CO”), which was ultimately obtained in December 2019. Historically, all construction costs, including capitalized interest, insurance and real

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
estate taxes were capitalized and classified in construction is progress on the Company’s consolidated balance sheet. In December 2019, when the development reached substantial completion and the Company reclassified the entire amount in construction in progress to its appropriate real estate investment components. During the years ended December 31, 2019, and 2018 the Company incurred an additional $5.7 million and $8.6 million in capitalized costs, including capitalized interest, related to this development project. No development costs were capitalized during the year ended December 31, 2020 as the property was considered substantially complete.
Obtaining the CO was a necessary condition to leasing the property to any tenant other than a tenant associated with the developer of the property, which had been, and remains in, default under its agreements with the Company. The Company entered into a lease for 10% of the rentable square feet at the property (a portion of the non-assisted living component of the property) , but the tenant was not required to pay the Company cash rent until May 2021. As of December 31, 2020 the Company had not yet begun operating the assisted living component of the property.
During the fourth quarter of 2019, in connection with the substantial completion of the development property, the Company began to evaluate it for a potential sale. As a result of this potential change in plans, the Company concluded this held for use asset was impaired and recognized an impairment charge to its respective operating real estate components in 2019 (see Assets Held For Use and Related Impairments in this note for additional information). Further, as a result of COVID-19 and it impact on the ability to show the property to potential new tenants/residents, the launch of operations of the assisted living component of the property has been delayed.
In August 2020, the Company entered into definitive purchase and sale agreements (“PSA”) to sell the Company's recently completed development property in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively. The buyer paid the Company $2.9 million in non-refundable deposits, In November 2020, the Company completed the sale of its skilled nursing facility in Lutz, Florida resulting in a gain on sale of real estate investments of $3.8 million, recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. See “Dispositions” below for more information. The sales of the properties in Wellington, Florida and Jupiter, Florida are expected to close later in 2021, but these dispositions are subject to conditions and there can be no assurance that they will be completed on their contemplated terms, or at all.
Significant Tenants
As of December 31, 2020, 2019 and 2018, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2020, 2019 and 2018:

	December 31,
State	2020	2019	2018
Florida (1)	20.6%	25.2%	16.6%
Georgia	*	*	10.1%
Michigan (2)	*	10.9%	13.1%
Pennsylvania	10.4%	*	10.2%
_______________
*    State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
(1)During the fourth quarter of 2020, the Company completed the sale of its skilled nursing facility in Lutz, Florida. In addition, in August 2020 the Company entered into an agreement to sell our skilled nursing facility in Wellington, Florida, and our development property in Jupiter, Florida.
(2)During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and four of which remained classified as held for sale on the Company’s consolidated balance sheet as of December 31, 2020. The remaining four properties were transferred to the buyer in the first quarter of 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$241,097	$172,648	$68,449	$229,300	$156,428	$72,872
Market lease assets	14,116	10,845	3,271	13,616	9,501	4,115
Other intangible assets	20,802	1,171	19,631	26,700	1,144	25,556
Total acquired intangible assets	$276,015	$184,664	$91,351	$269,616	$167,073	$102,543
Intangible liabilities:
Market lease liabilities	$22,109	$11,306	$10,803	$21,777	$9,725	$12,052
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization of above-and below-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Amortization of in-place leases and other intangible assets(1)	$15,121	$15,559	$18,851
Accretion of above-and below-market leases, net(2)	$(257)	$(247)	$(39)
Amortization of above-and below-market ground leases, net(3)	$178	$86	$147
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
The following table provides the projected amortization and adjustments to revenue from tenants for the next five years:

(In thousands)	2021	2022	2023	2024	2025
In-place lease assets	$10,904	$8,704	$6,830	$6,070	$4,896
Other intangible assets	613	613	613	613	588
Total to be added to amortization expense	$11,517	$9,317	$7,443	$6,683	$5,484

Above-market lease assets	$(1,299)	$(993)	$(645)	$(307)	$(260)
Below-market lease liabilities	1,388	1,326	1,213	1,062	955
Total to be added to revenue from tenants	$89	$333	$568	$755	$695

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Dispositions
The following table summarizes the properties sold during the years ended December 31, 2020, 2019, and 2018:

(In thousands)	Disposition Date	Contract Sale Price	Gain (Loss) on Sale, of Real Estate Investments
2020 Dispositions:
Lutz	December, 2020	$20,000	$3,832
Michigan SHOPs (11 properties) (1)	November 2, 2020	11,750	(908)
Cape Girardeau	March 19, 2020	8,600	2,306
Totals		$40,350	$5,230

2019 Dispositions:
New York Six MOBs (1 property)	August 22, 2019	$13,600	$2,883
Ocean Park (1)	August 1, 2019	3,600	(152)
New York Six MOBs (5 properties)	February 6, 2019	45,000	6,059
Totals		$62,200	$8,790

2018 Dispositions:
Missouri SNF Properties (1)	December 5, 2018	$27,500	$(70)
________
(1) These properties were previously impaired. See “Impairments” section below. Represents contract sales price for all 11 properties. Loss on sale relates to the seven properties that were transferred to the buyer in the fourth quarter of 2020 (see below for additional information).
The sales of the properties noted above did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of these properties remain classified within continuing operations for all periods presented until the respective sale dates.
2020 Dispositions
On December 16 2020, the Company completed the sale of its skilled nursing facility in Lutz, Florida for a contract purchase price of $20.0 million, resulting in a gain on sale of real estate investments of $3.8 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. At closing, $17.6 million of net proceeds were used to repay amounts outstanding under the Revolving Credit Facility.
On November 2, 2020 the initial closing under the PSA pursuant to which the Company had agreed to sell 11 Michigan SHOPs occurred. The contract purchase price for the 11 Michigan SHOPs was $11.8 million, resulting in a loss on sale of $0.9 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. At the initial closing, the Company received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties were transferred to the buyer a second closing separate closings in the first quarter of 2021 when the $0.8 million held in escrow was released to the buyer. Of the properties transferred at the initial closing, four had been part of the borrowing base under the Credit Facility, one was part of the collateral pool under the Fannie Mae Master Credit Facility with Capital One and two were unencumbered. Of the properties transferred at the second closing, three were part of the borrowing base under the Credit Facility until the initial closing and one was unencumbered. At the initial closing, $4.2 million of the net proceeds was used to repay amounts outstanding under the Fannie Mae Master Credit Facility with Capital One, $4.4 million of the net proceeds were used to repay amounts outstanding under the Revolving Credit Facility, with the remainder used for closing costs. For the avoidance of any doubt, all impairments related to the disposal of the 11 Michigan SHOP assets were recognized in the year ended December 31, 2020.
On March 19, 2020 the Company disposed of one MOB property for a contract purchase price of $8.6 million, resulting in a gain on sale of $2.306 million.
2019 Dispositions

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
On February 6, 2019, the Company sold five of the MOB properties within the State of New York (the “New York Six MOBs”) for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the year ended December 31, 2019. The Company had reconsidered the intended holding period for all six of the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company had originally entered into a PSA for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million and subsequently, on September 25, 2018, the Company further amended the PSA to decrease the aggregate contract sale price to $58.8 million. The one remaining New York Six MOB was sold for a contract sales price of $13.6 million on August 22, 2019, resulting in a gain on sale of real estate investments of $2.9 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.
During the first quarter of 2019, the Company reconsidered the intended holding period for one of its SHOPs located in Brookings, OR (“Ocean Park”) due to various market conditions and the potential to reinvest in properties generating a higher yield. On March 21, 2019, the Company entered into a PSA for the sale of Ocean Park, for an aggregate contract sale price of approximately $3.6 million. On April 1, 2019, the Company amended the purchase and sale agreement to decrease the aggregate contract sale price to $3.5 million. In connection with this amendment, the Company recognized an impairment charge of approximately $19,000 on Ocean Park during the second quarter of 2019, which is included on the consolidated statement of operations and comprehensive loss. On August 1, 2019, the Company closed its disposition of Ocean Park resulting in a loss on sale of real estate investments of $0.2 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.
2018 Dispositions
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
Impairments
The following is a summary of impairments taken during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Assets held for sale	$19,570	$22,634	$18,255
Assets held for use	16,876	33,335	2,400
Total	$36,446	$55,969	$20,655
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that have been classified as held for sale as of December 31, 2020 and 2019:

	December 31,
(In thousands)	2020 (1)	2019 (2)
Land	$145	$4,051
Buildings, fixtures and improvements	(55)	66,788
Assets held for sale	$90	$70,839
_____
(1) Assets held for sale as of December 31, 2020 relates to four Michigan SHOPs.
(2) Assets held for sale as of December 31, 2019 relates to the original 14 Michigan SHOPs under the PSA entered into in January 2020 (see below for additional information).
In January 2020, the Company entered into a PSA for the sale of a portfolio of 14 SHOPs located in Michigan (the “Michigan SHOPs”) as a single portfolio for $71.8 million. Accordingly, all 14 of these SHOPs were classified as held for sale as of December 31, 2019.
During April, 2020, the PSA was amended so that only 11 of the Michigan SHOPs were to be sold pursuant to this PSA for $11.8 million. As a result of the amended PSA from April 2020, the three remaining Michigan SHOPs at that time no longer qualified as held for sale and were reclassified to assets held for use at their original carrying values as of March 31, 2020 and an additional $0.7 million in catch-up depreciation was recorded in the third quarter of 2020. In addition, the original deposit made by the buyer was reduced from $1.0 million to $0.3 million.
In October 2020, the PSA was amended to provide that the full $11.8 million sales price for all 11 Michigan SHOPs would be paid at an initial closing which occurred in November 2020, when seven of the properties were transferred to the buyer with the remaining four properties scheduled to be transferred to the buyer at a second closing, which occurred in the first quarter of 2021 (see Note 18 — Subsequent Events). This amendment to the PSA also provided that $0.8 million of the sales price would be held in escrow and returned to the buyer at the second closing; provided that, if the PSA is terminated before the second closing closings due to a material default by the buyer, the Company will receive the escrowed amount. This amount was returned to the buyer at final closing. As a result, it represented an effective reduction in the sale price and the Company reflected an additional impairment loss to reflect this. The Company determined that the four Michigan SHOPs should be classified as held for sale as of December 31, 2020. As of December 31, 2020, for the four Michigan SHOPs that are classified as held for sale, three Michigan SHOPs were part of the borrowing base of the Credit Facility and one was unencumbered.
Held for Sale Impairments - 2020
As a result of the amendment to the PSA in April 2020, in which the number of properties under sale was reduced from 14 to 11, and in which the total consideration was reduced from $71.8 million to $11.8 million, the Company recorded an additional impairment charge of $19.6 million for the year ended December 31, 2020 related to the Michigan SHOP assets held for sale.
Held for Sale Impairments - 2019
During the year ended December 31, 2019 the Company recorded an impairment charge of $22.6 million related to assets held for sale, representing the amount by which the carrying amount of the Michigan SHOPs exceeded the Company’s estimate, at that time, of the net sales price of the Michigan SHOPs.
Held for Sale Impairments - 2018
During the year ended December 31, 2018, the Company recorded impairment charges of $18.3 million related to assets held for sale for the eight Missouri SNF Properties which were sold in 2018 and one of the New York Six MOBs which was sold in 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
As of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The Company began marketing the properties in 2020 and, during the three months ended June 30, 2020, the Company received multiple bids and accepted a non-binding letter of intent from a prospective buyer to purchase the completed development project in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively. During August 2020, the Company entered into PSAs with the buyer on the terms generally set forth in the letter of intent. The property in Lutz, Florida was sold in December 2020 (see “Dispositions” above) and the property in Jupiter, Florida and the property in Wellington, Florida are expected to be sold later in 2021 however, there can be no assurance that such transactions will actually close. If closed, the Company is required to use the proceeds of the sales to repay amounts outstanding under its Revolving Credit Facility.
Held for Use Impairments — 2020
During the year ended December 31, 2020, as a result of the Company’s marketing efforts during the COVID-19 pandemic which concluded with a PSA in August 2020, the Company recorded an additional impairment charge of $16.9 million on its completed development project in Jupiter, Florida and its skilled nursing facility in Wellington, Florida. The impairment charge represents the amount by which the carrying amount of the properties exceeded the Company’s estimate of the net sales price set forth in the PSA described above.
Held for Use Impairments — 2019
During the year ended December 31, 2019, the Company began to evaluate the properties in Lutz, Florida, Wellington, Florida and its completed development property in Jupiter, Florida for potential sales. As a result of these potential changes in plans, the Company concluded these held for use assets were impaired and recognized impairment charges in the aggregate of $33.3 million to reduce their carrying value to estimated fair value. The Company obtained third-party appraisals of all three properties (Lutz, Wellington, and Jupiter) which estimated fair value primarily applying an income approach using stabilized cash flows and capitalization rates of 9.0%, 9.0% and 7.0%, respectively.
Held for Use Impairments — 2018
During the year ended December 31, 2018, as a result of its consideration of impairment, the Company determined that the carrying value of one held for use property exceeded its estimated fair value and recognized an aggregate impairment charge of $2.4 million.
The LaSalle Tenant
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. In January 2018, the Company entered into an agreement with the prior tenants at the LaSalle Properties (collectively, the “LaSalle Tenant”) in which the Company agreed to forbear from exercising legal remedies, including staying a lawsuit against the LaSalle Tenant, as long as the LaSalle Tenant paid the amounts due for rent and property taxes on an updated payment schedule pursuant to a forbearance agreement. As of December 31, 2020, the LaSalle Tenant remains in default of the forbearance agreement and owes the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Company $12.7 million of rent, property taxes, late fees, and interest receivable thereunder and $7.7 million plus interest of unpaid monetary damages awarded to us by the court on our claims against the tenant.
The Company has the entire receivable balance, including any monetary damages, and related income from the LaSalle Tenant fully reserved as of December 31, 2020. The Company incurred $0.4 million, $3.5 million and $5.0 million of bad debt expense, including straight-line rent write-offs, related to the LaSalle Tenant during the years ended December 31, 2020, 2019 and 2018, respectively, which is included in revenue from tenants on the consolidated statement of operations.
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
The NuVista Tenant
The Company had tenants at two of its Florida properties located in Lutz and Wellington Florida (collectively, the “NuVista Tenant”) that were in default under their leases beginning from July 2017. On January 1, 2018 the property was transitioned to the SHOP segment when the Company replaced the NuVista Tenant as tenant at the Lutz, Florida property with a TRS and engaged a third-party operator to operate the property. As a result, the property was transitioned to the SHOP segment as of January 1, 2018. The Company incurred bad debt expense of $1.1 million and $6.0 million related to the NuVista Tenant during the years ended December 31, 2019 and 2018, respectively which is included in revenue from tenants in the consolidated statement of operations and comprehensive loss.
At the property located in Wellington, Florida, the Company and the tenant entered into an operations transfer agreement (the “OTA”) pursuant to which the Company and the tenant agreed to cooperate in transitioning operations at the property to a third party operator selected by the Company. On February 19, 2019, in response to litigation commenced by the Company against the NuVista Tenant to enforce the OTA, the United States District Court for the Southern District of Florida entered into an agreed order (the “Order”) pursuant to which it found that the NuVista Tenant was in default under the lease for the property and that the OTA was valid, binding and in full force and effect, as modified by the Order. Subsequent to the entry into the Order, the Company, its designated third-party operator and the NuVista Tenant transitioned operations at the property to the Company’s designated third-party operator. The Company’s designated third-party operator received its license to operate the facility on April 1, 2019 and is in operational control of the property. On May 20, 2019, the court entered into a final order from the court terminating the existing lease with the NuVista Tenant. Following entry into the order, the property in Wellington, Florida transitioned to the SHOP segment as of April 1, 2019. In connection with this transition, the Company replaced the NuVista Tenant as a tenant with a TRS, and engaged a third-party operator to operate the property. During the year ended December 31, 2019 the company received $1.6 million under the OTA for periods prior to the lease termination, which amounts had previously been fully reserved. This payment under the OTA is included in revenue from tenants in consolidated statements of operations and comprehensive loss.
In August 2020, the Company entered into a PSA to sell the properties located in Lutz, Florida and Wellington Florida. The Company sold the property in Lutz, Florida in December 2020 (see “Dispositions” section above). The sale of the property in Jupiter, Florida and the sale of the property in Wellington, Florida are expected to be completed later in 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of December 31, 2020 and 2019:

Portfolio	Encumbered Properties (1)	Outstanding Loan Amount as of December 31,		Effective Interest Rate(2) as of December 31,		Interest Rate
		2020	2019	2020	2019			Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$2,998	$3,112	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,786	2,884	4.75%	4.75%	Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,133	7,283	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,390	16,695	3.98%	3.98%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,170	10,359	3.98%	3.98%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%	Fixed	(3)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois (4)	1	13,684	—	4.34%	—%	Fixed		March 2026
Gross mortgage notes payable	68	550,361	537,533	3.94%	3.90%
Deferred financing costs, net of accumulated amortization (5)		(6,191)	(7,718)
Mortgage premiums and discounts, net		(1,472)	(1,531)
Mortgage notes payable, net		$542,698	$528,284
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
(2)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2020 and December 31, 2019. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
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
(4)    The Company assumed this fixed rate mortgage when it acquired a property during the year ended December 31, 2020.
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

As of December 31, 2020, the Company had pledged $860.0 million in real estate investments, at cost, as collateral for its $550.4 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2020, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities for additional details - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Capital One MOB Loan
On June 30, 2017, Capital One, National Association (“Capital One”), as administrative agent and lender, and certain other lenders (collectively, the “MOB Lenders”), made a loan in the aggregate amount of $250.0 million (the “MOB Loan”) to certain subsidiaries of the OP. On December 20, 2019, the Company, through certain subsidiaries of the OP, entered into an amendment and restatement of the MOB Loan originally dated as of June 30, 2017 among the OP’s subsidiaries and Capital One, as administrative agent and lender, and certain other lenders. As a result, the principal amount outstanding increased from approximately $242.0 million to $378.5 million the number of properties mortgaged as collateral for the loan increased from 31 properties (all medical office buildings) to 41 properties (29 medical office buildings that continued to serve as collateral for the loan as well as an additional ten medical office buildings and two triple net leased hospitals).
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
Prior to the amendment and restatement of the MOB Loan, the MOB Loan bore interest at a variable rate equal to LIBOR plus 2.5% per annum. Subsequent to the amendment and restatement of the MOB Loan, the MOB Loan bears interest at a variable rate equal to LIBOR plus 2.0% per annum. The MOB Loan requires the Company to pay interest on a monthly basis with the principal balance due on the maturity date which was extended from June 30, 2022 to December 20, 2026 after the amendment and restatement of the MOB Loan. In connection with the amendment and restatement of the MOB Loan, the OP terminated two interest rate swaps and executed one interest rate swap on the new amount of the MOB Loan, fixing the interest rate exposure at 3.66%. See Note 7 — Derivatives and Hedging Activities for additional information on the Company’s outstanding derivatives.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Note 5 — Credit Facilities, Net
The Company had the following credit facilities outstanding as of December 31, 2020 and 2019:

			Outstanding Facility Amount as of December 31,		Effective Interest Rate as of December 31,(10)
Credit Facility	Encumbered Properties(1)		2020	2019	2020		2019		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$173,674	$100,618	3.21%		4.08%		Variable	(8)	Mar. 2023	(9)

Term Loan			150,000	150,000	4.95%		4.05%		Variable	(6)	Mar. 2024
Deferred financing costs			(4,298)	(4,671)
Term Loan, net			145,702	145,329
Total Credit Facility	89	(2)	$319,376	$245,947
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$212,467	$216,614	2.60%		4.17%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	2.65%		4.22%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$355,175	$359,322

Total Credit Facilities	110		$674,551	$605,269	3.29%	(5)	4.14%	(5)
__________
(1)Encumbered properties are as of December 31, 2020.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of December 31, 2020 with a carrying value of $344.0 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in, Missouri, Kansas, California, Florida, Georgia and Iowa as of December 31, 2020 with carrying value of $253.6 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2020 and 2019, respectively. For the LIBOR based loans that have not been fixed, the LIBOR rate in effect at the balance sheet date was utilized. For LIBOR based loans that have been fixed, the effective rate after consideration of the interest rate swap was utilized. See Note 7 — Derivatives and Hedging Activities for additional details.
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
(9)The company has the option to extend maturity one year to March 2024 subject to certain conditions.
(10)Effective interest rate below for variable rate debt gives effect to any “Pay-fixed” swap entered into by the Company. If not hedged, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of December 31, 2020. Interest rate caps are not considered unless the cap is currently in effect.
As of December 31, 2020, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this amount pledged as collateral for mortgage notes payable, $0.6 billion of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this amount comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Unencumbered real estate investments, at cost as of December 31, 2020 was $231.5 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. Pursuant to the August 10, 2020 amendment to the Credit Facility, any acquired properties must be pledged to the Credit Facility, and any net proceeds from the dispositions of any unencumbered properties must be repaid to the Credit Facility.
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
As of December 31, 2020, $150.0 million was outstanding under the Term Loan, and $173.7 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $48.3 million.
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
In addition, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of December 31, 2020 the Company had elected to use the LIBOR option for all of our borrowings under the Credit Facility.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the amendment to the Credit Facility in August 2020, the “floor” on LIBOR was increased from 0.00% to 0.25%.
As of December 31, 2020, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.21% and 4.95%, respectively.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) or any other preferred stock the Company may issue and paying any cash distributions necessary to maintain its status as a REIT. The Company may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter, the Company will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. The Company may pay cash distributions beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, beginning in the Commencement Quarter, the Company will be permitted to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
The Credit Facility prohibits the Company from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum consolidated tangible net worth. The maximum ratio of consolidated total indebtedness to consolidated total asset value is 67.5% for the period from July 1, 2020 through June 30, 2021 and 65% thereafter unless and until the Commencement Quarter, following which it will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges is 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter. The minimum consolidated tangible net worth is the sum of (i) approximately $1.2 million, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019.
As of December 31, 2020, the Company was in compliance with the financial covenants under the Credit Facility. Based upon the Company’s current expectations, the Company believes its operating results during the next 12 months will allow it to comply with these covenants.
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
In November 2020, in conjunction with the sale and transfer of four of the Michigan SHOPs, one of which was encumbered under the Fannie Mae Master Credit Facility with Capital One, $4.2 million was repaid to Capitol One upon the release of the property.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The Company may request future advances under the Fannie Mae Master Credit Facilities by borrowing against the value of the initial mortgaged properties, or by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2020 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2021	$1,191	$130	$1,321
2022	1,242	2,820	4,062
2023	6,383	4,497	10,880
2024	1,095	178,171	179,266
2025	1,142	154,497	155,639
Thereafter	539,308	338,734	878,042
Total	$550,361	$678,849	$1,229,210
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. To transition from LIBOR under the Credit Facility, the Company will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be determined with due consideration to the then current market practices for determining and implementing a rate of interest for newly originated floating rate commercial real estate loans in the United States and loans converted from a LIBOR based rate to a replacement index-based rate.
The Company has mortgages, credit facilities and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rates for LIBOR with the lenders and derivative counterparties.
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
December 31, 2020
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2020
Derivative assets, at fair value	$—	$13	$—	$13
Derivative liabilities, at fair value	—	(38,389)	—	(38,389)
Total	$—	$(38,376)	$—	$(38,376)

December 31, 2019
Derivative assets, at fair value	$—	$392	$—	$392
Derivative liabilities, at fair value		(5,305)		(5,305)
Total	$—	$(4,913)	$—	$(4,913)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Real Estate Investments — Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2020 and 2019. As of December 31, 2020, the Company owned held for use properties for which the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments — Held for Sale
The Company has impaired real estate investments held for sale, which are carried at net realizable value on a non-recurring basis on the consolidated balance sheets as of December 31, 2020 and 2019. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Sale and Related Impairments” for additional details.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31, 2020		December 31, 2019
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$548,889	$549,553	$536,002	$545,414
Credit Facility	3	$323,674	$319,558	$250,618	$250,618
Fannie Mae Master Credit Facilities	3	$355,175	$354,073	$359,322	$370,122
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At December 31, 2020, the carrying values of the Credit Facility and Fannie Mae Master Credit Facilities do not approximate their fair values due to the widening of credit spreads during the period. At December 31, 2019, the carrying amounts approximated their fair values.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
    The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019:

		December 31,
(In thousands)	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$—	$377
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$38,389	$5,305
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$13	$15
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
In connection with the refinancing of the MOB Loan during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.9 million and $0.1 million was recorded as an increase to interest expense for the years ended December 31, 2020 and 2019, respectively, and approximately $1.3 million remained in AOCI as of December 31, 2020.
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from January 1, 2021 through December 31, 2021, the Company estimates that $10.7 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of December 31, 2020 and 2019, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2020		December 31, 2019
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Amount of gain (loss) recognized in accumulated other comprehensive (loss) income on interest rate derivatives	$(40,614)	$(10,753)	$2,367
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(7,999)	$872	$258
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$51,519	$56,059	$49,471
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were a loss of $0.1 million, a loss of $0.1 million and a loss of $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$359,322	6	$359,322
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020	$13	—	—	$13	—	—	$13
December 31, 2020	$—	(38,389)	—	$(38,389)	—	—	$(38,389)
December 31, 2019	$392	—	—	$392	—	—	$392
December 31, 2019	$—	(5,305)	—	$(5,305)	—	—	$(5,305)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2020 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $38.4 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $38.4 million at December 31, 2020.
Note 8 — Stockholders’ Equity
Common Stock
As of December 31, 2020 and 2019, the Company had 93,775,746 and 92,356,664 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
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
On March 13, 2018, the Company announced a tender offer (the “2018 Tender Offer”) to purchase up to 2.0 million shares of the Company’s common stock for cash at a purchase price equal to $13.15 per share with the proration period and withdrawal rights expiring on April 12, 2018. On April 4, 2018 and April 16, 2018, the 2018 Tender Offer was amended to reduce the number of shares the Company was offering to purchase to 230,000 shares and extend the expiration date to May 1, 2018. The 2018 Tender Offer expired in accordance with its terms on May 1, 2018. During May 2018, in accordance with the terms of the 2018 Tender Offer, the Company accepted for purchase 230,000 shares for a total cost of approximately $3.0 million.
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
The Company suspended the SRP during the pendency of the 2018 Tender Offer. On June 29, 2018, the Company announced the Board unanimously determined to reactivate the SRP, effective June 30, 2018. In connection with reactivating the SRP, the Board approved all repurchase requests received during the period from January 1, 2018 through the suspension of the SRP on March 13, 2018 (see table below for additional details).
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
December 31, 2020
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
On August 13, 2020, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5, which restricts the Company from repurchasing shares until no earlier than the quarter ending June 30, 2021, on August 6, 2020, the Board determined that, effective on August 12, 2020, repurchases under the SRP would be suspended. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share (retroactively adjusted for the Stock Dividends), under the SRP and does not include any repurchases under tender offers (see above), cumulatively through December 31, 2020:

	Number of Shares Repurchased (2)	Average Price per Share (2)2
Cumulative repurchases as of December 31, 2019	4,391,519	$20.95
Year ended December 31, 2020 (1)	505,101	17.50
Cumulative repurchases as of December 31, 2020	4,896,620	20.60
_________
(1) Includes 505,101 shares of common stock repurchased on February 26, 2020 with respect to requests received during the period commencing July 1, 2019 up to and including December 31, 2019 for $8.8 million at an average price per share of $17.50.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2020, 2019 and 2018, the Company issued 0.9 million, 1.5 million and 1.7 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $14.6 million, $27.2 million and $35.7 million, respectively. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2020. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below). The Company had 1,610,000 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2020 and 2019.
In December 2019, the Company issued and sold 1,610,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were $40.3 million and net proceeds were $37.6 million after deducting the underwriting discount of $1.3 million and additional offering expenses of $1.4 million.
On September 15, 2020, the Company entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which the Company has the right from time to time to sell up to an aggregate of $15 million of shares of its Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” The Company controls the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. The Company did not sell any shares under the Preferred Stock Equity Line during the year ended December 31, 2020.
Series A Preferred Stock — Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after December 11, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2020. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2019.
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
Distributions and Dividends
Common Stock
In April 2013, the Board authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock.
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $0.85 per annum per share of common stock. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 which restricts the Company from paying distributions on common stock until no earlier than the quarter ending June 30, 2021. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The Company declared the Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock on October 1, 2020 and January 4, 2021. This amount was based on the Company’s prior cash distribution rate of $0.85 per share per annum. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2020, 2019 and 2018, retroactively adjusted for the effect of the Stock Dividends:

	Year Ended December 31,
	2020		2019		2018
Return of capital (1)	100.0%	$0.42	100%	$0.83	100%	$0.92
Capital gain dividend income	—%	—	—%	—	—%	—
Ordinary dividend income	—%	—	—%	—	—%	—
Total	100.0%	$0.42	100.0%	$0.83	100.0%	$0.92
________
(1) Amount for December 31, 2020 represents actual cash distributions paid to common shareholders during the year ended 2020, but excludes the stock dividends which do not represent taxable dividends to the Company’s shareholders for U.S. federal income tax purposes.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Series A Preferred Stock
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first quarterly dividend for the Series A Preferred Stock sold in this offering was paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from December 11, 2019 to December 31, 2019. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2020 and 2019, the Special Limited Partner owned 9,008 and 8,888 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2020 and 2019, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
The limited partnership agreement of the OP (as amended from time to time, the “LPA”) allows for the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to the Advisor, a limited partner of the OP.  In connection with this special allocation, the Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP.
Fees Incurred in Connection with the Operations of the Company
On February 17, 2017, the members of a special committee of the Board unanimously approved certain amendments to and a restatement of the then effective advisory agreement, by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded, amended and restated the previously effective advisory agreement (the “Original A&R Advisory Agreement”), took effect on February 17, 2017. The initial term of the Second A&R Advisory Agreement expires on February 17, 2027, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control (as defined in the Second A&R Advisory Agreement) or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days’ notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through December 31, 2020.
Asset Management Fees and Variable Management/Incentive Fees
Under the LPA and the advisory agreement that was superseded by the Original A&R Advisory Agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as “Class B Units” (“Class B Units”). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
“Economic Hurdle”); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the “Performance Condition”).
Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of December 31, 2020, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted number of shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the years ended December 31, 2020, 2019 and 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the year ended December 31, 2020, 2019 and 2018, the Company incurred $10.8 million, $10.6 million and $8.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
Further, under the Advisory Agreement Amendment, the aggregate amount of expenses relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”), for each fiscal year is subject to a limit that is equal to the greater of: (a) a fixed component (the “Fixed Component”) and (b) a variable component (the “Variable Component”).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the amendment for the prior year ended December 31st. Initially, for the year ended December 31, 2019; (a) the Fixed Component was equal to $6.8 million and (b) the Variable Component was equal to (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.29%.
If the Company sells real estate investments aggregating an amount equal to or more than 25.0% of Real Estate Cost, in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement Amendment), then within 12 months following the disposition(s), the advisory agreement requires the Advisor and the Company to negotiate in good faith to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in Investments, the advisory agreement requires these negotiations within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the Company’s reduced assets.
As part of this reimbursement, for the year ended December 31, 2020, the Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $2.5 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable is payable to the Company over a 10-month period from January 2021 through October 2021.
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
In December 2020, after mediation on October 27, 2020, the Advisor agreed to a settlement with the Company’s former chief executive officer for severance claims related to his termination in 2018. Pursuant to the settlement, among other parties, the Advisor advised the Company that the Company and its directors and officers were released from any and all actions or claims the former chief executive officer now has or may ever have against them. Prior to the agreement, the Advisor did not believe any settlement was probable. In consideration of the release, among other things, and upon the recommendation of its nominating and corporate governance committee, which determined that the reimbursement was advisable and fair to, and in the best interest of, the Company, the Company’s board of directors approved the reimbursement by the Company to the Advisor of severance payments and legal costs relating to this settlement and determined that the reimbursement for those payments and costs would not be subject to (and therefore would not be aggregated with other reimbursements that are subject to) the Capped Reimbursement Amount. The Company recorded approximately $2.2 million of expenses for the reimbursement which is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable) as of
	2020	2019	2018	December 31,
(In thousands)	Incurred	Incurred	Incurred	2020		2019
One-time fees and reimbursements:
Acquisition cost reimbursements	$81	$39	$176	$11		$—
Ongoing fees and reimbursements:
Asset management fees	19,987	19,526	19,500	—		27
Property management fees (6)	4,197	3,888	3,571	288		(44)
Professional fees and other reimbursements (1) (4)	12,102	10,073	8,883	(61)		(377)	(5)
Professional fees credit due from Advisor	(1,217)	—	—	(1,217)	(3)	—
Distributions on Class B Units (2)	178	305	340	—		—
Total related party operation fees and reimbursements	$35,328	$33,831	$32,470	$(979)		$(394)
_________
(1)    Included in general and administrative expenses in the consolidated statements of operations. Includes $5.6 million and $7.2 million subject to the Capped Reimbursement Amount for the years ended December 31, 2020 and 2019, respectively.
(2)     Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance-based Class B Units for asset management services. As of December 31, 2020, the Board had approved the issuance of, and the OP had issued, 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.
(3)     Balance includes a receivable of $1.2 million from the Advisor related to the overpayment of 2019 Bonus Awards as of December 31, 2020 which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over a ten month period from January 2021 to October 2021.
(4)     During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $0.5 million related to the reversal of a payable balance due to RCS Capital Corporation. During the year ended December 31, 2020 the Company recorded approximately $2.2 million of expense reimbursements to the Advisor for severance payments and related legal costs relating to the termination of its former Chief Executive Officer.
(5) Balance includes a receivable of $0.5 million from the Advisor as of December 31, 2019, previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, was fully paid during 2020.
(6)    Inclusive of $0.3 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2020.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the years ended December 31, 2020, 2019 and 2018. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the years ended December 31, 2020, 2019 and 2018. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
Termination Fees
Under the operating partnership agreement of the OP, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors in the Company’s initial public offering of common stock. The Special Limited Partner is able to elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. If the Special Limited Partner or any of its affiliates receives the subordinated incentive termination distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive listing distribution described above.
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
Upon a termination by the Company in connection with a transition to self-management, the Company would pay the Advisor a transition fee equal to (i) $15.0 million plus (ii) the product of four multiplied by the Subject Fees, provided that the transition fee shall not exceed an amount equal to 4.5 multiplied by the Subject Fees.
The Subject Fees are equal to (i) the product of four multiplied by the actual base management fee plus (ii) the product of four multiplied by the actual variable management/incentive fee, in each of clauses (i) and (ii), payable for the fiscal quarter immediately prior to the fiscal quarter in which the change of control occurs or the transition to self-management, as applicable, is consummated, plus (iii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised (but excluding proceeds from the DRIP) in respect to the fiscal quarter immediately prior to the fiscal quarter in which the change of control occurs or the transition to self-management, as applicable, is consummated.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.5 million shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events).
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
On July 29, 2019, the Board elected B.J. Penn as a member of the Board to serve as a director effective immediately. Mr. Penn, like the Company’s other independent directors, participates in the Company’s independent director compensation program. During the year ended December 31, 2019, the Company paid to Mr. Penn an annual cash retainer effective as of July 29, 2019 pro-rated for the remaining portion of the current annual period, and he was awarded 15,000 restricted shares vesting annually in equal increments over a three-year period with initial vesting on August 4, 2020.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table reflects the amount of shares outstanding as of December 31, 2020 and activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	382,510	$21.47
Granted	—	—
Vested	(60,268)	21.78
Forfeitures	—	—
Unvested, December 31, 2018	322,242	21.41
Granted	15,000	17.50
Vested	(60,001)	21.48
Forfeitures	—	—
Unvested, December 31, 2019	277,241	21.18
Stock dividend	2,878	15.75
Granted	—	—
Vested	(64,735)	21.18
Forfeitures	—	—
Unvested, December 31, 2020	215,384	21.11
As of December 31, 2020, the Company had $4.0 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 3.2 years. Compensation expense related to restricted shares was $1.3 million, $1.3 million and approximately $1.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2020, 2019 and 2018.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 12 — Accumulated Other Comprehensive (Loss) Income
The following table illustrates the changes in accumulated other comprehensive (loss) income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2017	2,473
Other comprehensive income, before reclassifications	2,367
Amounts reclassified from accumulated other comprehensive (loss) income	(258)
Balance, December 31, 2018	4,582
Other comprehensive loss, before reclassifications	(10,753)
Amounts reclassified from accumulated other comprehensive (loss) income	(872)
Balance, December 31, 2019	(7,043)
Other comprehensive loss, before reclassifications	(40,614)
Amounts reclassified from accumulated other comprehensive (loss) income	7,999
Rebalancing of ownership percentage	(15)
Balance, December 31, 2020	$(39,673)

Accumulated other comprehensive (loss) income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income is $1.3 million as of December 31, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13 — Non-Controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of December 31, 2020 and 2019, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2020, 2019 and 2018, OP Unit non-controlling interest holders were paid distributions of $0.2 million, $0.3 million, and $0.5 million respectively.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties.

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Distributions
		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
Property Name (Dollar amounts in thousands)	Investment Date	2020	2020	2020	2019	2020	2019	2018
Plaza Del Rio Medical Office Campus Portfolio(1)	May 2015	$371	2.2%	$12,790	$14,220	$—	$—	$87
UnityPoint Clinic Portfolio (2)	December 2017	$—	—%	$—	$8,842	$—	$—	$—
_____________
(1)    One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
(2)    On November 4, 2020, the Company purchased all of the outstanding membership interests in the joint venture that owns the UnityPoint portfolio. See details above for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2020, 2019 and 2018 and has been retroactively adjusted to reflect the Stock Dividend (see Note 1 — Organization for additional details):

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to stockholders (in thousands)	$(78,781)	$(88,087)	$(52,762)
Basic and diluted weighted-average shares outstanding (1)	94,639,833	94,433,640	93,593,719
Basic and diluted net loss per share (1)	$(0.83)	$(0.93)	$(0.56)
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1 — Organization for additional details)).

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

	December 31,
	2020	2019	2018
Unvested restricted shares (1)	257,704	313,711	367,796
OP Units (2)	417,025	417,025	417,025
Class B Units (3)	369,007	369,007	369,007
Total weighted average antidilutive common share equivalents	1,043,736	1,099,743	1,153,828
________
(1)    Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 215,373, 277,241 and 322,242 unvested restricted shares outstanding as of December 31, 2020, 2019 and 2018, respectively.
(2)    Weighted average number of antidilutive OP Units presented as shares outstanding for the periods presented, at the current conversion rate as adjusted for the effect of the Stock Dividends. There were 405,998 OP Units outstanding as of December 31, 2020, 2019 and 2018.
(3)    Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current conversion rate as adjusted for the effect of the Stock Dividends. There were 359,250 Class B Units outstanding as of December 31, 2020, 2019 and 2018.
Note 15 — Segment Reporting
During the years ended December 31, 2020, 2019 and 2018, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Some of the Company’s properties move between its operating segments, for example if they are converted from being triple-net leased to third parties in the triple-net leased healthcare facilities segment to being leased to the TRS and operated and managed on the Company’s behalf by a third-party operator in the SHOP segment. When transfers between segments occur, the Company reclassifies the operating results of the transferred properties to their current segment for both the current and all historical periods in order to present a consistent group of property results. See Note 3 — Real Estate Investments, Net - “Impairments” and “Held for Use Assets” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Over the last three years, the Company has had properties transfer between operating segments. Upon such transfers the Company retroactively restates the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purposes. As a result, the Company provides transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported.
In 2018, the Company had also transitioned (i.e. this asset was operating as a SHOP asset and was not leased to a third party) a property located in Lutz, Florida from its triple-net leased healthcare facilities segment to its SHOP segment. The results of this property had previously been reclassified in the Same Store operating results in 2018 and 2019, and following its disposal in December 2020, it has been again reclassified from Same Store results to Disposals.
As described in more detail below, the Company transitioned one property located in Wellington, Florida and the four LaSalle Properties on April 1, 2019 and July 1, 2020, respectively, from its triple-net leased healthcare facilities segment to its SHOP segment (collectively, the “Transition Properties”). See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Properties are presented within the SHOP segment for the years ended December 31, 2020, 2019 and 2018, respectively.
The previously reported same store results had already been retroactively adjusted to reflect the movement of the results Transition Property located in Wellington, Florida and the property located in Lutz, Florida and require no further adjustments thereto.
On July 1, 2020, the Company transitioned the LaSalle Properties from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. This segment has been applied retrospectively to historical periods starting with the quarter ended September 30, 2020.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following tables reconcile the segment activity, adjusted for the Transition Properties, to consolidated net loss for the years ended December 31, 2020 2019 and 2018:

	Year Ended December 31, 2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$104,213	$15,611	$261,788	$381,612
Property operating and maintenance	30,851	1,961	210,736	243,548
NOI	$73,362	$13,650	$51,052	138,064
Impairment charges				(36,446)
Operating fees to related parties				(23,922)
Acquisition and transaction related				(173)
General and administrative				(21,572)
Depreciation and amortization				(81,053)
Gain on sale of real estate investments				5,230
Interest expense				(51,519)
Interest and other income				44
Loss on non designated derivatives				(102)
Income tax expense				(4,061)
Net income attributable to non-controlling interests				(303)
Allocation for preferred stock				(2,968)
Net loss attributable to common stockholders				$(78,781)

	Year Ended December 31, 2019
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$100,379	$14,564	$259,971	$374,914
Property operating and maintenance	31,813	2,310	200,062	234,185
NOI	68,566	12,254	59,909	140,729
Impairment charges				(55,969)
Operating fees to related parties				(23,414)
Acquisition and transaction related				(362)
General and administrative				(20,530)
Depreciation and amortization				(81,032)
Interest expense				(56,059)
Interest and other income				7
Gain on sale of real estate investments				8,790
Loss on sale of non-designated derivatives				(68)
Income tax expense				(399)
Net loss attributable to non-controlling interests				393
Allocation for preferred stock				(173)
Net loss attributable to stockholders				$(88,087)
______________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the years ended December 31, 2020 and 2019, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Year Ended December 31, 2018
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$99,103	$14,970	$248,333	$362,406
Property operating and maintenance	30,295	1,424	189,278	220,997
NOI	68,808	13,546	59,055	141,409
Impairment charges				(20,655)
Operating fees to related parties				(23,071)
Acquisition and transaction related				(302)
General and administrative				(17,275)
Depreciation and amortization				(83,212)
Gain on sale of real estate investment				(70)
Interest expense				(49,471)
Interest and other income				23
Loss on non-designated derivatives				(157)
Income tax expense				(197)
Net loss attributable to non-controlling interests				216
Net loss attributable to common stockholders				$(52,762)
______________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the year ended December 31, 2018.
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2020	2019
ASSETS
Investments in real estate, net:
Medical office buildings	$883,471	$891,477
Triple-net leased healthcare facilities (1)	238,427	256,661
Seniors housing — operating properties (1)	987,050	905,453
Total investments in real estate, net	2,108,948	2,053,591
Cash and cash equivalents	72,357	95,691
Restricted cash	17,989	15,908
Assets held for sale	90	70,839
Derivative assets, at fair value	13	392
Straight-line rent receivable, net	23,322	21,182
Operating lease right-of-use asset	13,912	14,351
Prepaid expenses and other assets	34,932	39,707
Deferred costs, net	15,332	13,642
Total assets	$2,286,895	$2,325,303
__________________
(1) The Transition Properties are presented within the SHOP segment as of December 31, 2020 and 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table reconciles capital expenditures by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Medical office buildings	$4,585	$5,309	$7,582
Triple-net leased healthcare facilities (1)	3,976	396	1,152
Seniors housing — operating properties (1)	12,833	11,014	4,176
Total capital expenditures	$21,394	$16,719	$12,910
___________
(1) The Transition Properties are presented within the SHOP segment as of December 31, 2020, 2019 and 2018.
Note 16 — Commitments and Contingencies
As of December 31, 2020, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 11.8 to 86.7 years as of December 31, 2020. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground operating leases (see Note 2 — Summary of Significant Accounting Policies for additional information). The Company did not enter into any additional ground leases during the year ended December 31, 2020.
As of December 31, 2020, the Company’s balance sheet includes ROU assets and operating lease liabilities of $13.9 million and $9.2 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheet. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 41.3 years and a weighted-average discount rate of 7.35% as of December 31, 2020. For the years ended December 31, 2020 and 2019, the Company paid cash of $0.8 million and $0.8 million for amounts included in the measurement of lease liabilities and recorded total rental expense from operating leases of $0.9 million, $1.0 million and $0.9 million, on a straight-line basis in accordance with the standard, during the years ended December 31, 2020, 2019 and 2018, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss.

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2021	$663	$84
2022	682	86
2023	684	88
2024	686	90
2025	691	93
Thereafter	28,690	7,407
Total minimum lease payments	32,096	7,848
Less: amounts representing interest	(22,941)	(3,011)
Total present value of minimum lease payments	$9,155	$4,837
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of December 31, 2020. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019 which has been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$100,235	$94,664	$95,835	$90,878
Net loss attributable to stockholders	$(24,744)	$(22,811)	$(10,500)	$(20,726)
Basic and diluted weighted average shares outstanding (1)	94,458,620	94,479,156	94,796,190	94,821,653
Basic and diluted net loss per share (1)	$(0.26)	$(0.24)	$(0.11)	$(0.22)

	Quarter Ended
(In thousands, except for share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019 (2)
Total revenues	$88,718	$96,287	$95,440	$94,469
Net loss attributable to stockholders	$(5,111)	$(6,054)	$(28,789)	$(48,133)
Basic and diluted weighted average shares outstanding (1)	95,417,626	94,276,398	94,419,591	94,592,579
Basic and diluted net loss per share (1)	$(0.05)	$(0.06)	$(0.30)	$(0.51)
__________
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1 — Organization).
(2) During the quarter ended December 31, 2020 and 2019, the Company recorded $3.6 million and $33.3 million in impairment charges on real estate investments held for use. See Note 3 — Real Estate investments, Net - Impairments for additional details.
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Stock Dividend
On January 4, 2021, the Company declared a quarterly stock dividend of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock. The stock dividend was payable on January 15, 2021 to holders of record of the Company’s common stock at the close of business on January 11, 2021.
Michigan SHOP Transfer
During the first quarter of 2021, the Company completed the transfer of four properties to the buyer of its 11 Michigan properties sold in the fourth quarter of 2020. See Note 3 — Real Estate Investments, Net for additional information.
CARES Act Grants
On March 8, 2021, the Company received $5.1 million in grants from the CARES Act. Consistent with the Company’s policy on the accounting treatment of funds received through the CARES Act, these funds will be recorded as a reduction of property operating expenses to offset incurred COVID-19 costs. There can be no assurance that the program will be extended or any further amounts received.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31,2020(1) (2)	Accumulated Depreciation(3) (4)
Fresenius Medical Care - Winfield, AL	(5)	AL	5/10/2013	$—	$152	$1,568	$—	$—	$1,720	$353
Adena Health Center - Jackson, OH	(5)	OH	6/28/2013	—	242	4,494	—	—	4,736	873
Ouachita Community Hospital - West Monroe, LA	(5)	LA	7/12/2013	—	633	5,304	—	—	5,937	1,049
CareMeridian - Littleton, CO	(5)	CO	8/8/2013	—	976	8,900	—	111	9,987	2,560
Oak Lawn Medical Center - Oak Lawn, IL		IL	8/21/2013	5,343	835	7,217	—	—	8,052	1,620
Surgery Center of Temple - Temple, TX	(5)	TX	8/30/2013	—	225	5,208	—	432	5,865	992
Greenville Health System - Greenville, SC	(5), (9)	SC	10/10/2013	—	720	3,045	—	—	3,765	569
Stockbridge Family Medical - Stockbridge, GA		GA	2/21/2014	1,781	823	1,799	—	131	2,753	379
Arrowhead Medical Plaza II - Glendale, AZ		AZ	2/21/2014	7,540	—	9,758	—	1,867	11,625	2,458
Village Center Parkway - Stockbridge, GA		GA	2/21/2014	2,434	1,135	2,299	—	156	3,590	633
Creekside MOB - Douglasville, GA		GA	4/30/2014	8,814	2,709	5,320	—	637	8,666	1,472
Bowie Gateway Medical Center - Bowie, MD		MD	5/7/2014	9,153	983	10,321	—	81	11,385	1,878
Campus at Crooks & Auburn Building D - Rochester Mills, MI		MI	5/19/2014	3,627	640	4,166	—	118	4,924	831
Berwyn Medical Center - Berwyn, IL	(5)	IL	5/29/2014	—	1,305	7,559	—	—	8,864	1,298
Countryside Medical Arts - Safety Harbor, FL		FL	5/30/2014	6,983	915	7,663	—	60	8,638	1,428
St. Andrews Medical Park - Venice, FL		FL	5/30/2014	11,119	1,666	10,005	2	933	12,606	2,193
Campus at Crooks & Auburn Building C - Rochester Mills, MI		MI	6/3/2014	3,831	609	3,893	—	130	4,632	810
Laguna Professional Center - Elk Grove, CA		CA	7/15/2014	8,887	1,811	14,598	—	311	16,720	2,748
UC Davis MOB - Elk Grove, CA		CA	7/15/2014	8,136	1,138	7,242	—	282	8,662	1,455
Estate at Hyde Park - Tampa, FL	(7)	FL	7/31/2014	20,116	1,777	20,308	—	660	22,745	3,950
Autumn Ridge of Clarkston - Clarkston, MI	(7)	MI	8/12/2014	19,245	655	19,967	—	38	20,660	3,809
Sunnybrook of Burlington - Burlington, IA	(6)	IA	8/26/2014	12,783	518	16,739	—	240	17,497	3,414
Sunnybrook of Carroll - Carroll, IA	(6)	IA	8/26/2014	6,144	473	11,263	—	36	11,772	2,086
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(7)	IA	8/26/2014	8,014	195	8,595	—	116	8,906	1,623
Prairie Hills at Clinton - Clinton, IA	(6)	IA	8/26/2014	10,759	890	18,882	—	47	19,819	3,653
Prairie Hills at Des Moines - Des Moines, IA	(6)	IA	8/26/2014	5,418	647	13,745	—	41	14,433	2,827
Sunnybrook of Fairfield - Fairfield, IA	(5)	IA	8/26/2014	—	340	14,115	—	233	14,688	2,871
Sunnybrook of Ft. Madison - Ft. Madison, IA	(5)	IA	8/26/2014	—	263	3,931	—	203	4,397	452
Prairie Hills at Independence - Independence, IA	(5)	IA	8/26/2014	—	473	10,600	—	176	11,249	1,949
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	(5)	IA	8/26/2014	—	205	10,935	—	125	11,265	1,947
Sunnybrook of Muscatine - Muscatine, IA	(6)	IA	8/26/2014	11,989	302	13,840	—	145	14,287	2,614
Prairie Hills at Ottumwa - Ottumwa, IA	(5)	IA	8/26/2014	—	538	9,186	—	78	9,802	1,838
Prairie Hills at Tipton - Tipton, IA	(5)	IA	8/26/2014	—	306	10,409	—	33	10,748	1,812

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31,2020(1) (2)	Accumulated Depreciation(3) (4)
Liberty Court - Dixon, IL	(5)	IL	8/29/2014	—	119	1,998	—	37	2,154	423
Lakeside Vista - Holland, MI	(6)	MI	8/29/2014	6,128	378	12,196	—	420	12,994	2,324
The Atrium - Rockford, IL	(5)	IL	8/29/2014	—	164	1,746	—	237	2,147	213
Arrowhead Medical Plaza I - Glendale, AZ		AZ	9/10/2014	4,571	—	6,447	—	1,311	7,758	1,341
Sunnybrook of Burlington - Land - Burlington, IA		MO	9/23/2014	—	620	—	—	—	620	—
Community Health MOB - Harrisburg, PA	(10)	PA	9/26/2014	5,424	—	6,170	—	—	6,170	996
Brady MOB - Harrisburg, PA	(10)	PA	9/26/2014	19,661	—	22,485	—	—	22,485	3,545
Landis Memorial - Harrisburg, PA	(5), (10)	PA	9/26/2014	—	—	32,484	—	—	32,484	5,138
FOC II - Mechanicsburg, PA	(10)	PA	9/26/2014	16,136	—	16,473	—	132	16,605	2,982
FOC Clinical - Mechanicsburg, PA	(10)	PA	9/26/2014	17,695	—	19,634	—	—	19,634	3,497
FOC I - Mechanicsburg, PA	(10)	PA	9/26/2014	8,204	—	8,923	—	155	9,078	1,713
Copper Springs Senior Living - Meridian, ID	(5)	ID	9/29/2014	—	498	7,130	—	101	7,729	1,771
Addington Place of Brunswick - Brunswick, GA	(5)	GA	9/30/2014	—	1,509	14,402	—	36	15,947	2,917
Addington Place of Dublin - Dublin, GA	(5)	GA	9/30/2014	—	403	9,281	—	115	9,799	2,036
Allegro at Elizabethtown - Elizabethtown, KY	(5)	KY	9/30/2014	—	317	7,290	—	232	7,839	1,719
Addington Place of Johns Creek - Johns Creek, GA	(7)	GA	9/30/2014	10,139	997	11,943	—	456	13,396	2,492
Allegro at Jupiter - Jupiter, FL	(6)	FL	9/30/2014	34,370	3,741	49,534	—	276	53,551	9,424
Addington Place of Lee's Summit - Lee's Summit, MO	(7)	MO	9/30/2014	17,187	2,734	25,008	—	309	28,051	4,772
Addington Place at Mills - Roswell, GA	(5)	GA	9/30/2014	—	1,000	8,611	—	2,205	11,816	2,139
Addington Place of College Harbour - St Petersburg, FL	(5)	FL	9/30/2014	—	3,791	8,684	—	1,392	13,867	2,657
Allegro at Stuart - Stuart, FL	(6)	FL	9/30/2014	49,069	5,018	60,575	—	625	66,218	11,807
Allegro at Tarpon - Tarpon Springs, FL	(7)	FL	9/30/2014	7,350	2,360	13,728	—	415	16,503	3,363
Addington Place of Titusville - Titusville, FL	(6)	FL	9/30/2014	12,423	1,379	13,976	—	414	15,769	3,112
Allegro at St. Petersburg - Land - St. Petersburg, FL		FL	9/30/2014	—	3,045	—	—	—	3,045	—
Gateway MOB - Clarksville, TN	(9)	TN	10/3/2014	17,560	—	16,367	—	1,010	17,377	2,993
Addington at Wellington Green - Wellington, FL	(5) (11)	FL	10/17/2014	—	3,182	25,364	—	(2,131)	26,415	1,002
Dyer Building - Dyer, IN	(5)	IN	10/17/2014	—	601	8,992	—	64	9,657	1,474
757 Building - Munster, IN	(5)	IN	10/17/2014	—	645	7,885	—	—	8,530	1,272
761 Building - Munster, IN		IN	10/17/2014	6,797	1,436	8,616	—	59	10,111	1,491
759 Building - Munster, IN		IN	10/17/2014	8,271	1,101	8,899	—	—	10,000	1,476
Schererville Building - Schererville, IN		IN	10/17/2014	—	1,260	935	—	29	2,224	278
Meadowbrook Senior Living - Agoura Hills, CA	(7)	CA	11/25/2014	19,167	8,821	48,682	—	1,840	59,343	8,703

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31,2020(1) (2)	Accumulated Depreciation(3) (4)
Mount Vernon Medical Office Building - Mount Vernon, WA	(9)	WA	11/25/2014	15,797	—	18,519	—	3	18,522	3,059
Wellington at Hershey's Mill - West Chester, PA	(5)	PA	12/3/2014	—	8,531	80,734	—	1,771	91,036	14,109
Careplex West Medical Office Building - Hampton, VA		VA	12/3/2014	7,187	2,628	16,098	—	187	18,913	2,621
Hampton River Medical Arts Building - Hampton, VA	(9)	PA	12/3/2014	—	—	18,083	—	146	18,229	3,170
Eye Specialty Group Medical Building - Memphis, TN		TN	12/5/2014	8,475	775	7,223	—	—	7,998	1,154
Addington Place of Alpharetta - Alpharetta, GA		GA	12/10/2014	—	1,604	26,069	—	500	28,173	4,858
Addington Place of Prairie Village - Prairie Village, KS	(7)	KS	12/10/2014	14,812	1,782	21,869	—	356	24,007	4,240
Bloom MOB - Harrisburg, PA	(10)	PA	12/15/2014	15,322	—	15,928	—	175	16,103	2,605
Medical Sciences Pavilion - Harrisburg, PA	(10)	PA	12/15/2014	18,272	—	22,309	—	—	22,309	3,438
Wood Glen Nursing and Rehab Center - West Chicago, IL	(5)	IL	12/16/2014	—	1,896	16,107	—	—	18,003	3,647
Pinnacle Center - Southaven, MS		MS	12/16/2014	7,085	1,378	6,547	—	573	8,498	1,344
Paradise Valley Medical Plaza - Phoenix, AZ		AZ	12/29/2014	13,085	—	25,194	—	1,178	26,372	4,404
Victory Medical Center at Craig Ranch - McKinney, TX		TX	12/30/2014	—	1,596	40,475	—	1,340	43,411	6,488
Rivershores Healthcare & Rehab Centre - Marseilles, IL	(5)	IL	12/31/2014	—	1,276	6,868	—	—	8,144	1,653
Morton Terrace Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	709	5,649	—	—	6,358	1,610
Morton Villa Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	645	3,687	—	87	4,419	1,000
The Heights Healthcare & Rehab Centre - Peoria Heights, IL	(5)	IL	12/31/2014	—	214	7,952	—	—	8,166	2,007
Colonial Healthcare & Rehab Centre - Princeton, IL	(5)	IL	12/31/2014	—	173	5,871	—	—	6,044	1,656
Capitol Healthcare & Rehab Centre - Springfield, IL	(5)	IL	12/31/2014	—	603	21,699	—	26	22,328	4,792
Acuity Specialty Hospital - Mesa, AZ	(5)	AZ	1/14/2015	—	1,977	16,203	—	543	18,723	2,713
Acuity Specialty Hospital - Sun City, AZ		AZ	1/14/2015	—	2,329	15,795	—	279	18,403	2,602
Addington Place of Shoal Creek - Kansas City, MO	(7)	MO	2/2/2015	13,391	3,723	22,259	—	383	26,365	4,175
Aurora Healthcare Center - Green Bay, WI	(5)	WI	3/18/2015	—	1,130	1,678	—	—	2,808	311
Aurora Healthcare Center - Greenville, WI	(5)	WI	3/18/2015	—	259	958	—	—	1,217	188
Aurora Healthcare Center - Kiel, WI	(5)	WI	3/18/2015	—	676	2,214	—	—	2,890	367
Aurora Healthcare Center - Plymouth, WI		WI	3/18/2015	17,038	2,891	24,224	—	—	27,115	4,029
Aurora Healthcare Center - Waterford, WI	(5)	WI	3/18/2015	—	590	6,452	—	—	7,042	1,035
Aurora Healthcare Center - Wautoma, WI	(5)	WI	3/18/2015	—	1,955	4,361	—	—	6,316	729
Arbor View Assisted Living and Memory Care - Burlington, WI	(5)	WI	3/31/2015	—	367	7,815	—	44	8,226	1,651
Advanced Orthopedic Medical Center - Richmond, VA		VA	4/7/2015	15,390	1,523	19,229	—	—	20,752	2,934
Palm Valley Medical Plaza - Goodyear, AZ		AZ	4/7/2015	2,998	1,890	4,940	—	228	7,058	907
Physicians Plaza of Roane County - Harriman, TN		TN	4/27/2015	6,293	1,746	7,842	—	32	9,620	1,276
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	4/29/2015	11,526	328	13,302	—	44	13,674	1,925

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31,2020(1) (2)	Accumulated Depreciation(3) (4)
Medical Center I - Peoria, AZ		AZ	5/15/2015	3,085	807	1,115	—	513	2,435	741
Medical Center II - Peoria, AZ		AZ	5/15/2015	—	945	1,330	—	5,023	7,298	1,125
Commercial Center - Peoria, AZ		AZ	5/15/2015	3,254	959	1,110	—	635	2,704	375
Medical Center III - Peoria, AZ		AZ	5/15/2015	2,137	673	1,651	—	811	3,135	659
Morrow Medical Center - Morrow, GA		GA	6/24/2015	4,334	1,155	5,674	—	270	7,099	909
Belmar Medical Building -Lakewood, CO		CO	6/29/2015	3,770	819	4,287	—	289	5,395	703
Addington Place - Northville, MI	(7)	MI	6/30/2015	13,287	440	14,975	—	303	15,718	2,569
Conroe Medical Arts and Surgery Center - Conroe, TX		TX	7/10/2015	13,221	1,965	12,198	—	573	14,736	2,071
Medical Center V - Peoria, AZ		AZ	7/10/2015	2,786	1,089	3,200	—	370	4,659	562
Legacy Medical Village - Plano, TX		TX	7/10/2015	23,662	3,755	31,097	—	639	35,491	4,788
Scripps Cedar Medical Center - Vista, CA		CA	8/6/2015	14,983	1,213	14,596	—	48	15,857	2,052
Nuvista Institute for Healthy Living - Jupiter, FL	(11)	FL	8/7/2015	—	8,586	54,051	(1,511)	(7,939)	53,187	1,284
Ramsey Woods Memory Care - Cudahy, WI	(5)	WI	10/2/2015	—	930	4,990	—	29	5,949	925
East Coast Square West - Cedar Point, NC		NC	10/15/2015	5,254	1,535	4,803	—	6	6,344	696
East Coast Square North - Morehead City, NC		NC	10/15/2015	3,933	899	4,761	—	6	5,666	679
Eastside Cancer Institute - Greenville, SC	(5)	SC	10/22/2015	—	1,498	6,637	—	32	8,167	960
Sassafras Medical Building - Erie, PA		PA	10/22/2015	2,315	928	4,629	—	3	5,560	611
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR	(5)	OR	10/22/2015	—	433	2,623	—	—	3,056	366
Courtyard Fountains - Gresham, OR	(5)	OR	12/1/2015	—	2,476	50,601	—	881	53,958	8,037
Presence Healing Arts Pavilion - New Lenox, IL	(9)	IL	12/4/2015	5,966	—	6,768	—	76	6,844	991
Mainland Medical Arts Pavilion - Texas City, TX		TX	12/4/2015	6,174	320	7,923	—	305	8,548	1,266
Renaissance on Peachtree - Atlanta, GA	(6)	GA	12/15/2015	50,821	4,535	68,895	—	1,751	75,181	10,102
Fox Ridge Senior Living at Bryant - Bryant, AR		AR	12/29/2015	7,133	1,687	12,936	—	544	15,167	2,811
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	12/29/2015	16,390	6,896	20,579	—	163	27,638	3,732
Fox Ridge North Little Rock - North Little Rock, AR	(9)	AR	12/29/2015	10,170	—	19,265	—	261	19,526	3,199
Autumn Leaves of Cy-Fair - Houston, TX		TX	12/31/2015	—	1,225	11,335	—	59	12,619	1,880
Autumn Leaves of Meyerland - Houston, TX		TX	12/31/2015	—	2,033	13,411	—	21	15,465	2,123
Autumn Leaves of Clear Lake, Houston, TX		TX	12/31/2015	—	1,599	13,194	—	18	14,811	2,181
Autumn Leaves of The Woodlands - The Woodlands, TX		TX	12/31/2015	—	2,413	9,141	—	20	11,574	1,619
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	4/7/2017	7,480	1,459	9,300	—	—	10,759	1,141
Northside Hospital - Canton, GA		GA	7/13/2017	8,014	3,408	8,191	—	40	11,639	784
West Michigan Surgery Center - Big Rapids, MI	(5)	MI	8/18/2017	—	258	5,677	—	—	5,935	502

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31,2020(1) (2)	Accumulated Depreciation(3) (4)
Camellia Walk Assisted Living and Memory Care - Evans, GA	(6)	GA	9/28/2017	12,563	1,854	17,372	—	822	20,048	2,001
Cedarhurst of Collinsville - Collinsville, IL	(5), (8)	IL	12/22/2017	—	1,228	8,652	—	113	9,993	819
Arcadian Cove Assisted Living - Richmond, KY	(5), (8)	KY	12/22/2017	—	481	3,923	—	63	4,467	420
Beaumont Medical Center - Warren, MI	(5), (8)	MI	12/22/2017	—	1,078	9,525	—	19	10,622	796
DaVita Dialysis - Hudson, FL	(5), (8)	FL	12/22/2017	—	226	1,979	—	—	2,205	160
DaVita Bay Breeze Dialysis Center - Largo, FL	(5), (8)	FL	12/22/2017	—	399	896	—	—	1,295	87
Greenfield Medical Plaza - Gilbert, AZ	(5), (8)	AZ	12/22/2017	—	1,476	4,144	—	48	5,668	357
RAI Care Center - Clearwater, FL	(5), (8)	FL	12/22/2017	—	624	3,156	—	—	3,780	252
Illinois CancerCare - Galesburg, IL	(5), (8)	IL	12/22/2017	—	290	2,457	—	—	2,747	221
UnityPoint Clinic - Muscatine, IA	(5), (8)	IA	12/22/2017	—	570	4,541	—	2	5,113	389
Lee Memorial Health System Outpatient Center - Ft. Myers	(5), (8)	FL	12/22/2017	—	439	4,374	—	363	5,176	369
Decatur Medical Office Building - Decatur, GA	(5), (8), (9)	GA	12/22/2017	—	695	3,273	—	—	3,968	295
Madison Medical Plaza - Joliet, IL	(5), (8), (9)	IL	12/22/2017	—	—	16,855	—	37	16,892	1,267
Woodlake Office Center - Woodbury, MN	(8)	MN	12/22/2017	8,638	1,017	10,688	—	1,297	13,002	873
Rockwall Medical Plaza - Rockwall, TX	(5), (8)	MN	12/22/2017	—	1,097	4,582	—	182	5,861	403
MetroHealth Buckeye Health Center - Cleveland, OH	(5), (8)	OH	12/22/2017	—	389	4,367	—	5	4,761	347
UnityPoint Clinic - Moline, IL	(5), (8)	IL	12/22/2017	—	396	2,880	—	1	3,277	246
VA Outpatient Clinic - Galesberg, IL	(5), (8)	IL	12/22/2017	—	359	1,852	—	—	2,211	181
Philip Professional Center - Lawrenceville, GA	(8)	GA	12/22/2017	5,780	1,285	6,714	—	169	8,168	577
Texas Children’s Hospital - Houston, TX	(5)	TX	3/5/2018	—	1,368	4,428	—	116	5,912	484
Florida Medical Heartcare - Tampa, FL	(5)	FL	3/29/2018	—	586	1,902	—	—	2,488	215
Florida Medical Somerset - Tampa, FL	(5)	FL	3/29/2018	—	61	1,366	—	—	1,427	134
Florida Medical Tampa Palms - Tampa, FL	(5)	FL	3/29/2018	—	141	1,402	—	—	1,543	143
Florida Medical Wesley Chapel - Tampa, FL	(5)	FL	3/29/2018	—	485	1,987	—	—	2,472	228
Aurora Health Center - Milwaukee, WI	(5)	WI	4/17/2018	—	1,014	4,041	—	—	5,055	528
Vascular Surgery Associates - Tallahassee, FL	(5)	FL	5/11/2018	—	902	5,383	—	—	6,285	554
Glendale MOB - Farmington Hills, MI	(5)	MI	8/28/2018	—	504	12,332	—	—	12,836	904
Crittenton Washington MOB - Washington Township, MI	(5)	MI	9/12/2018	—	640	4,090	—	43	4,773	351
Crittenton Sterling Heights MOB - Sterling Heights, MI	(5)	MI	9/12/2018	—	1,398	2,695	—	181	4,274	280
Advocate Aurora MOB - Elkhorn, WI	(5)	WI	9/24/2018	—	181	9,452	—	—	9,633	762
Pulmonary & Critical Care Med - Lemoyne, PA		PA	11/13/2018	4,271	621	3,805	—	—	4,426	442
Dignity Emerus Blue Diamond - Las Vegas, NV		NV	11/15/2018	13,966	2,182	16,594	—	—	18,776	969

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31,2020(1) (2)	Accumulated Depreciation(3) (4)
Dignity Emerus Craig Rd - North Las Vegas, NV		NV	11/15/2018	18,780	3,807	22,803	—	—	26,610	1,344
Greenfield MOB - Greenfield, WI		WI	1/17/2019	7,526	1,552	8,333	—	225	10,110	757
Milwaukee MOB - South Milwaukee, WI		WI	1/17/2019	4,136	410	5,041	—	—	5,451	278
St. Francis WI MOB - St. Francis, WI		WI	1/17/2019	9,085	865	11,355	—	159	12,379	733
Lancaster Medical Arts MOB - Lancaster, PA	(5)	PA	6/20/2019	—	85	4,417	—	—	4,502	346
Women’s Healthcare Group MOB - York, PA	(5)	PA	6/21/2019	—	624	2,161	—	—	2,785	281
Pioneer Spine Sports - Northampton, MA	(5)	MA	7/22/2019	—	435	1,858	—	—	2,293	75
Pioneer Spine Sport - Springfield, MA	(5)	MA	7/22/2019	—	333	2,530	—	—	2,863	107
Pioneer Spine Sports - West Springfield, MA	(5)	MA	7/22/2019	—	374	4,295	—	—	4,669	176
Felicita Vida - Escondido, CA	(5)	CA	9/3/2019	—	1,677	28,953	—	17	30,647	1,098
Cedarhurst of Edwardsville - Edwardsville, IL		IL	1/10/2020	—	321	9,032	—	—	9,353	262
UMPC Sir Thomas Court - Harrisburg, PA	(5)	PA	1/17/2020	—	745	6,272	—	—	7,017	157
UMPC Fisher Road - Mechanicsburg, PA	(5)	PA	1/17/2020	—	747	3,844	—	—	4,591	105
Swedish American MOB - Roscoe, IL	(5)	IL	1/22/2020	—	599	5,862	—	—	6,461	185
Cedarhurst of Sparta - Sparta, IL	(5)	IL	1/31/2020	—	381	13,807	—	22	14,210	405
UMPC Chambers Hill - Harrisburg, PA	(5)	PA	2/3/2020	—	498	4,238	—	—	4,736	103
Cedarhurst of Shiloh - Shiloh, IL		IL	3/13/2020	13,684	376	28,299	—	14	28,689	612
Bayshore Naples Memory Care - Naples, FL	(5)	FL	3/20/2020	—	3,231	17,112	—	—	20,343	356
Circleville MOB - Circleville, OH	(5)	OH	12/7/2020	—	765	4,011	—	—	4,776	9

Total				$905,536	$214,160	$2,098,361	$(1,509)	$34,696	$2,345,708	$328,095
______________
Note - The above schedule excludes properties that are reflected as part of Assets Held for Sale at December 31, 2020.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

(1)Acquired intangible lease assets allocated to individual properties in the amount of $276.0 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2020 is $2.3 billion.
(3)The accumulated depreciation column excludes $184.7 million of accumulated amortization associated with acquired intangible lease assets.
(4)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and 5 years for fixtures.
(5)These unencumbered properties were part of the borrowing base of the Credit Facility, which had $323.7 million of outstanding borrowings as of December 31, 2020. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities, Net for additional details).
(6)These properties collateralize the Capital One Facility, which had $212.5 million of outstanding borrowings as of December 31, 2020.
(7)These properties collateralize the KeyBank Facility, which had $142.7 million of outstanding borrowings as of December 31, 2020.
(8)These properties were acquired from American Realty Capital Healthcare Trust III, Inc. in 2017. See Note 9 — Related Party Transactions and Arrangements for additional information.
(9)Some or all of the land underlying this property is subject to an operating land lease. The related right-of-use assets are separately recorded. See Note 16 — Commitments and Contingencies for additional information.
(10)The building amount represents combined direct financing lease for the total asset as the land element was not required to be bifurcated under ASU 840. See Note 16 — Commitments and Contingencies for additional information.
(11)The property has been impaired as of December 31, 2020. See Note 3 — Real Estate Investments, Net “Assets Held for Use and Related Impairments” for additional information.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(In thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018:

	December 31,
(In thousands)	2020	2019	2018
Real estate investments, at cost (1):
Balance at beginning of year	$2,211,451	$2,296,627	$2,229,374
Additions-Acquisitions	98,364	80,980	121,244
Disposals, impairments and reclasses (2)	35,893	(166,156)	(53,991)
Balance at end of the year	$2,345,708	$2,211,451	$2,296,627

Accumulated depreciation (1):
Balance at beginning of year	$260,399	$226,167	$170,271
Depreciation expense	63,393	64,731	62,595
Disposals, impairments and reclasses (2)	4,303	(30,499)	(6,699)
Balance at end of the year	$328,095	$260,399	$226,167
__________
(1)Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.
(2)Includes amounts relating to dispositions and impairment charges on assets held for sale for the years ended December 31, 2020, 2019 and 2018. Amounts for the year ended December 31, 2020 include the reclassification of approximately $49.4 million and $8.7 million of assets and accumulated depreciation, respectively, that were previously classified as held-for-sale as of December 31, 2019 to real estate investments, at cost and accumulated depreciation during the year ended December 31, 2020. For additional information on this reclassification during the year ended December 31, 2020, see Note 3 — Real Estate Investments.

See accompanying report of independent registered public accounting firm.