Form 10-Q
period 2021-03-31
Healthcare Trust, Inc.
filed 2021-05-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 10, 2021, the registrant had 96,434,078 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$214,086	$212,651
Buildings, fixtures and improvements	2,136,660	2,133,057
Construction in progress	473	—
Acquired intangible assets	276,715	276,015
Total real estate investments, at cost	2,627,934	2,621,723
Less: accumulated depreciation and amortization	(529,737)	(512,775)
Total real estate investments, net	2,098,197	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	74,068	72,357
Restricted cash	18,034	17,989
Derivative assets, at fair value	111	13
Straight-line rent receivable, net	23,548	23,322
Operating lease right-of-use assets	13,896	13,912
Prepaid expenses and other assets (including $852 and $1,278 due from related parties as of March 31, 2021 and December 31, 2020, respectively)	32,594	34,932
Deferred costs, net	15,304	15,332
Total assets	$2,275,752	$2,286,895

LIABILITIES AND EQUITY
Mortgage notes payable, net	$542,819	$542,698
Credit facilities, net	674,859	674,551
Market lease intangible liabilities, net	10,539	10,803
Derivative liabilities, at fair value	22,754	38,389
Accounts payable and accrued expenses (including $166 and $299 due to related parties as of March 31, 2021 and December 31, 2020)	41,454	42,271
Operating lease liabilities	9,159	9,155
Deferred rent	8,062	6,914
Distributions payable	742	742
Total liabilities	1,310,388	1,325,523
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 2,210,000 and 1,610,000 authorized as of March 31, 2021 and December 31, 2020, respectively; 1,610,000 issued and outstanding as of March 31, 2021 and December 31, 2020	16	16
Common stock, $0.01 par value, 300,000,000 shares authorized, 96,434,078 shares (including 1,393,295 shares paid as a stock dividend on April 15, 2021) and 95,040,783 shares (including 1,265,037 shares paid as a stock dividend on January 15, 2021) issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	950	938
Additional paid-in capital	2,124,510	2,104,261
Accumulated other comprehensive loss	(23,827)	(39,673)
Distributions in excess of accumulated earnings	(1,140,713)	(1,108,557)
Total stockholders’ equity	960,936	956,985
Non-controlling interests	4,428	4,387
Total equity	965,364	961,372
Total liabilities and equity	$2,275,752	$2,286,895
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue from tenants	$83,436	$100,235

Operating expenses:
Property operating and maintenance	49,355	61,723
Impairment charges	878	18,038
Operating fees to related parties	5,883	6,049
Acquisition and transaction related	132	327
General and administrative	6,052	6,730
Depreciation and amortization	20,102	20,195
Total expenses	82,402	113,062
Operating income (loss) before gain on sale of real estate investments	1,034	(12,827)
(Loss) gain on sale of real estate investments	(172)	2,306
Operating income (loss)	862	(10,521)
Other income (expense):
Interest expense	(12,322)	(13,257)
Interest and other income	52	5
Gain on non-designated derivatives	14	16
Total other expenses	(12,256)	(13,236)
Loss before income taxes	(11,394)	(23,757)
Income tax expense	(48)	(332)
Net loss	(11,442)	(24,089)
Net (income) loss attributable to non-controlling interests	(46)	87
Allocation for preferred stock	(742)	(742)
Net loss attributable to common stockholders	(12,230)	(24,744)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	15,846	(37,265)
Comprehensive income (loss) attributable to common stockholders	$3,616	$(62,009)

Weighted-average shares outstanding — Basic and Diluted (1)	96,212,583	95,843,552
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.13)	$(0.26)
_____
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Three Months Ended March 31, 2021
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,610,000	16	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
Share-based compensation, net	—	—	—	—	332	—	—	332	—	332
Distributions declared in common stock, $0.21 per share (1)	—	—	1,265,036	12	19,914	—	(19,926)	—	—	—
Distributions declared on preferred stock, $0.46 per share	—	—	—	—	—	—	(742)	(742)	—	(742)
Unrealized gain on designated derivative	—	—	—	—	—	15,844	—	15,844	—	15,844
Net loss	—	—	—	—	—	—	(11,488)	(11,488)	46	(11,442)
Rebalancing of ownership percentage	—	—	—	—	3	2	—	5	(5)	—
Balance, March 31, 2021	1,610,000	$16	95,040,782	$950	$2,124,510	$(23,827)	$(1,140,713)	$960,936	$4,428	$965,364

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Common stock issued through distribution reinvestment plan	—	—	361,053	4	6,318	—	—	6,322	—	6,322
Common stock repurchases	—	—	(705,101)	(7)	(10,539)	—		(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	338	—	—	338	—	338
Distributions declared in cash on common stock, $0.21 per share (1)	—	—	—	—	—	—	(19,504)	(19,504)	—	(19,504)
Distributions declared on preferred stock, $0.11 per share	—	—	—	—	—	—	(742)	(742)	—	(742)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(86)	(86)
Unrealized loss on designated derivatives	—	—	—	—	—	(37,265)	—	(37,265)	—	(37,265)
Net loss	—	—	—	—	—	—	(24,002)	(24,002)	(87)	(24,089)
Balance, March 31, 2020	1,610,000	$16	92,012,616	$920	$2,074,745	$(44,308)	$(1,015,438)	$1,015,935	$5,237	$1,021,172
______
(1) Retroactively adjusted for the effects of the Stock Dividend (see Note 1).
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,442)	$(24,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,102	20,195
Amortization of deferred financing costs	1,071	1,135
Amortization of terminated swap	211	211
Amortization of mortgage premiums and discounts, net	14	15
Amortization (accretion) amortization of market lease and other intangibles, net	(34)	18
Bad debt expense	198	792
Equity-based compensation	332	338
Loss/(gain) on sale of real estate investments, net	172	(2,306)
Gain on non-designated derivative instruments	(14)	(16)
Impairment charges	878	18,038
Changes in assets and liabilities:
Straight-line rent receivable	(227)	(1,175)
Prepaid expenses and other assets	2,724	1,289
Accounts payable, accrued expenses and other liabilities	(1,181)	4,270
Deferred rent	1,155	237
Net cash provided by operating activities	13,959	18,952
Cash flows from investing activities:
Property acquisitions and development costs	(6,694)	(90,985)
Capital expenditures and other assets acquired	(4,029)	(11,097)
Deposits for real estate investments	(146)	—
Proceeds from sales of real estate investments	—	8,294
Net cash used in investing activities	(10,869)	(93,788)
Cash flows from financing activities:
Proceeds from credit facilities	—	95,000
Payments on mortgage notes payable	(300)	(211)
Payments for derivative instruments	(85)	(34)
Payments of deferred financing costs	(42)	(918)
Preferred stock issuance costs	(165)	—
Common stock repurchases	—	(10,546)
Distributions paid on common stock	—	(13,225)
Dividends paid on preferred stock	(742)	(173)
Distributions to non-controlling interest holders	—	(86)
Net cash, (used in) provided by financing activities	(1,334)	69,807
Net change in cash, cash equivalents and restricted cash	1,756	(5,029)
Cash, cash equivalents and restricted cash, beginning of period	90,346	111,599
Cash, cash equivalents and restricted cash, end of period	$92,102	$106,570

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents, end of period	$74,068	$90,534
Restricted cash, end of period	18,034	16,036
Cash, cash equivalents and restricted cash, end of period	$92,102	$106,570

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,156	$11,144
Cash paid for income taxes	149	140

Non-cash investing and financing activities:
Common stock issued through stock dividends	$19,926	$—
Common stock issued through distribution reinvestment plan	$—	$6,322
Mortgage assumed in acquisition	$—	$13,883

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office buildings (“MOBs”), healthcare properties leased on a triple-net basis (“NNN properties”) and senior housing operating properties (“SHOPs”). As of March 31, 2021, the Company owned 190 properties located in 31 states and comprised of 9.3 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of March 31, 2021, the Company owned 55 seniors housing properties under the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company declared and paid quarterly dividends entirely in shares of its common stock (the “Stock Dividends”). Stock Dividends paid in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividend paid in April 2021 was equal to 0.014655 shares of common stock on each share of outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of all three Stock Dividends on was an increase of 1,392,822 shares. No additional shares, except for the Stock Dividends, were issued during the three months ended March 31, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.04222 shares for every share outstanding due to the Stock Dividends, and are noted as such throughout the accompanying financial statements and notes.
On April 1, 2021, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2020. The Company’s previous Estimated Per-Share NAV was as of December 31, 2019. The Estimated Per-Share NAV published on April 1, 2021 reflects the October 2020 Stock Dividend the Company paid and took into consideration the January 2021 Stock Dividend the Company paid but has not been adjusted to reflect the April 2021 Stock Dividends the Company paid and will not be adjusted for any Stock Dividends the Company pays in the future until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Paying dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding will increase when Stock Dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In the Company’s SHOP portfolio, occupancy has trended lower since the second half of March as government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which affects the Company’s ability to fill vacancies. The Company has also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, the Company bears these cost increases. These trends accelerated during the second, third, and fourth quarters of 2020 and into the beginning of the first quarter of 2021 as the surge of new COVID-19 cases that started in late 2020 crested, and have continued through the end of the first quarter of 2021 and into the second quarter of 2021 and may continue to impact the Company in the future and have a material adverse effect on the Company’s revenues and income in the other quarters thereafter.
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in occupancy activity at some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021 although collections have been approximately 100% of original cash rent. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
The Company has taken precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. These steps include borrowing an additional $95.0 million under the Credit Facility (as defined below) in March 2020 to provide more cash on the Company’s balance sheet. A portion of the $95.0 million in borrowings was used for general corporate purposes. The Company has not borrowed additional amounts subsequently. In August 2020, the Company amended the Credit Facility as part of its efforts to continue addressing the adverse impacts of the COVID-19 pandemic. For additional information on the Credit Facility, see Note 5 — Credit Facilities.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of March 31, 2021, these leases had a weighted average remaining lease term of 5.2 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under the Company reflects them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted under the REIT Investment and Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $1.8 million and $3.8 million, for the three months ended March 31, 2021 and 2020, respectively. Fees for ancillary services are recorded in the period in which the services are performed.
The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses related to non-SHOP assets (recorded in revenue from tenants), in addition to paying base rent,

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
As of March 31, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$71,088
2022	89,480
2023	76,927
2024	69,827
2025	60,071
Thereafter	168,475
Total	$535,868
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
During the three months ended March 31, 2021 the Company recorded a reduction of revenue of $0.2 million for uncollectible amounts. During the three months ended March 31, 2020, the Company recorded a reduction of revenue of $0.8 million for uncollectible amounts.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended March 31, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of March 31, 2021. There were $0.1 million real estate investments held for sale as of December 31, 2020. (see Note 3 — Real Estate Investments, Net for additional information).
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three months ended March 31, 2021 and the three-year period ended December 31, 2020, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of March 31, 2021 and December 31, 2020, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2021 and 2020 were asset acquisitions.
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
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. The Company estimates the fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot.
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
March 31, 2021
(Unaudited)
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the quarters ended March 31, 2021 or 2020.
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
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2020, 2019 and 2018. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
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
As of March 31, 2021, the Company, owned 55 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards.
Because of the TRS's recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $4.3 million as of March 31, 2021. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2020, the Company had a deferred tax asset of $4.6 million with a full valuation allowance.
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
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the three months ended March 31, 2021, the Company received an additional $5.1 million in funding from CARES Act grants. Previously, the Company received $3.6 million in grants during the year ended December 31, 2020.
The CARES Act grants are considered to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in the Company’s consolidated statement of operations to offset the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
negative impacts of COVID-19. There can be no assurance that the program will be extended or if any additional amounts will be received.
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
Not yet Adopted as of March 31, 2021
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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 190 properties as of March 31, 2021. During the three months ended March 31, 2021, the Company, through wholly owned subsidiaries of the OP, completed the acquisition of one multi-tenant MOB for an aggregate contract purchase price of $6.6 million. All acquisitions in the three months ended March 31, 2021 and 2020 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed, as well as capitalized construction in progress, during the three months ended March 31, 2021 and 2020:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Real estate investments, at cost:
Land	$1,522	$6,900
Buildings, fixtures and improvements	4,120	86,687
Total tangible assets	5,642	93,587
Acquired intangibles:
In-place leases and other intangible assets (1)	1,152	9,385
Market lease and other intangible assets (1)	12	472
Market lease liabilities (1)	(112)	(362)
Total intangible assets and liabilities	1,052	9,495
Mortgage notes payable, net	—	(13,883)
Other assets acquired and liabilities assumed in the Asset Acquisition, net	—	1,786
Cash paid for real estate investments, including acquisitions	$6,694	$90,985
Number of properties purchased	1	8
______
(1)Weighted-average remaining amortization periods for in-place leases, above-market leases and below-market leases acquired during the three months ended March 31, 2021 were 3.0 years, 2.6 years and 4.0 years, respectively, as of each property’s acquisition date.
Significant Tenants
As of March 31, 2021 and 2020, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2021 and 2020:

	March 31,
State	2021	2020
Florida (1)	20.5%	25.6%
Iowa	10.2%	*
Michigan (2)	*	10.0%
Pennsylvania	10.6%	*
_________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
(1) In August 2020 the Company entered into an agreement to sell our skilled nursing facility in Wellington, Florida, and our development property in Jupiter, Florida. The property in Jupiter, Florida and the property in Wellington, Florida are expected to be sold in the second quarter of 2021, however, there can be no assurance that these dispositions will be completed on their contemplated terms, or at all.
(2) During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and the remaining four of which were transferred to the buyer during the first quarter of 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Amortization of in-place leases and other intangible assets (1)	$3,766	$4,009
(Accretion) and Amortization of above-and below-market leases, net (2)	$(88)	$(21)
Amortization of above-and below-market ground leases, net (3)	$55	$39
________
(1)     Reflected within depreciation and amortization expense.
(2)     Reflected within rental income.
(3)     Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place lease assets	$9,949	$11,471	$9,553	$8,335	$7,015
Other intangible assets	255	340	340	340	340
Total to be added to amortization expense	$10,204	$11,811	$9,893	$8,675	$7,355

Above-market lease assets	$(760)	$(707)	$(366)	$(317)	$(264)
Below-market lease liabilities	1,032	1,355	1,242	1,086	959
Total to be added to revenue from tenants	$272	$648	$876	$769	$695
Dispositions
On November 2, 2020 the initial closing under the PSA pursuant to which the Company had agreed to sell 11 SHOP assets located in Michigan (the “Michigan SHOPs”) occurred. The contract purchase price for the 11 Michigan SHOPs was $11.8 million. At the initial closing, the Company received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties were transferred to the buyer at a second closing in the first quarter of 2021 when the $0.8 million held in escrow was released to the buyer. As a result, the Company recorded a loss on sale of $0.2 million during the three months ended March 31, 2021.
During the three months ended March 31, 2020 the Company sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. This gain is included on the Consolidated Statement of Operations for the three months ended March 31, 2020.
Impairments
The following table presents impairments recorded during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Assets held for sale	$—	$18,038
Assets held for use	878	—
Total	$878	$18,038

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that are classified as held for sale as of December 31, 2020. There were no assets classified as held for sale as of March 31, 2021.

(In thousands)	December 31, 2020
Land	$145
Buildings, fixtures and improvements	(55)
Assets held for sale	$90

During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and the remaining four of which were transferred to the buyer in the first quarter of 2021.
Held for Sale Impairments - 2020
The impairment related to assets held for sale in the three months ended March 31, 2020 related to an amendment to the purchase and sale agreement for the Company’s properties in Michigan which changed the properties being sold and the sales price.
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
As of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and the Company’s two skilled nursing facilities in Lutz, Florida and

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Wellington, Florida. The Company began marketing the properties in 2020, and in August 2020, the Company entered into definitive purchase and sale agreements (“PSAs”) to sell the completed development project in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively.
The property in Lutz, Florida was sold in December 2020.
On April 30, 2021, the Company amended the PSA which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million. In connection with this amendment to the PSA, the Company determined that the fair value had declined as of March 31, 2021 and the Company recognized an impairment charge of $0.9 million during the first quarter of 2021, which is included on the consolidated statement of operations and comprehensive loss. The property in Jupiter, Florida and the property in Wellington, Florida are expected to be sold in the second quarter of 2021, however, there can be no assurance that these dispositions will be completed on their contemplated terms, or at all.
The LaSalle Properties
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator.
During 2019, The LaSalle Group Inc., a guarantor of certain of the lease obligations of prior tenants (collectively, the “LaSalle Tenant”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company has filed proofs of claims related to amounts previously awarded to it from the bankruptcy proceeding, however, the Company has no amounts due from the LaSalle Tenant in its consolidated balance sheets as of March 31, 2021 and December 2020 as the Company does not believe recovery is likely against the LaSalle Tenant.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of March 31, 2021 and December 31, 2020:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020		Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$2,969	$2,998	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,761	2,786	4.75%	4.75%		Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,095	7,133	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,307	16,390	2.95%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,118	10,170	2.95%	3.98%		Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%		Fixed	(3)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%		Fixed		May 2028
Shiloh - Illinois	1	13,608	13,684	4.34%	4.34%		Fixed		March 2026
Gross mortgage notes payable	68	550,058	550,361	3.89%	3.94%	(2)
Deferred financing costs, net of accumulated amortization (4)		(5,782)	(6,191)
Mortgage premiums and discounts, net		(1,457)	(1,472)
Mortgage notes payable, net		$542,819	$542,698
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
(2) Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2021 and December 31, 2020. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
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
As of March 31, 2021, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of March 31, 2021, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.
Fox Ridge Refinancing
On January 29, 2021, the Company entered into interest rate reduction modifications (the “Fox Ridge Modifications”) for two of its mortgages secured by the Fox Ridge Chenal and Fox Ridge North Little Rock properties which reduced the interest rate on both mortgages. Prior to the Fox Ridge Modifications, the mortgages bore interest at an effective rate of 3.98% per annum which was reduced to an effective rate of 2.95% per annum.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of March 31, 2021 and December 31, 2020:

			Outstanding Facility Amount as of		Effective Interest Rate (10)
Credit Facility	Encumbered Properties (1)		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$173,674	$173,674	3.21%	3.21%		Variable	(8)	Mar. 2023	(9)

Term Loan			150,000	150,000	4.95%	4.95%		Fixed	(6)	Mar. 2024
Deferred financing costs			(3,990)	(4,298)
Term Loan, net			146,010	145,702
Total Credit Facility	87	(2)	$319,684	$319,376

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$212,467	$212,467	2.57%	2.60%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	2.62%	2.65%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$355,175	$355,175

Total Credit Facilities	108		$674,859	$674,551	3.27%	3.29%	(5)
_______________
(1)Encumbered properties are as of March 31, 2021.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of March 31, 2021 with a carrying value of $347 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of March 31, 2021 with a carrying value of $253 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2021 and December 31, 2020.
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
(10)Effective interest rate below for variable rate debt gives effect to any “Pay-fixed” swap entered into by the Company. If not hedged, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of the March 31, 2020. Interest rate caps are not considered unless the cap is currently in effect.
As of March 31, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder
Unencumbered real estate investments, at cost as of March 31, 2021 was $0.2 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility.
Credit Facility
On March 13, 2019, the Company entered into an amended and restated senior secured credit facility (the “Credit Facility”), which consists of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
As of March 31, 2021, $150.0 million was outstanding under the Term Loan, and $173.7 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $42.8 million.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Pursuant to the terms of the Company’s amended Credit Facility certain other restrictions and conditions described below will no longer apply starting in a quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% (the “Commencement Quarter”). The Commencement Quarter may be no earlier than the fiscal quarter ending June 30, 2021. The Company did not, however, satisfy the conditions to make the quarter ending June 30, 2021 the Commencement Quarter.
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
In addition, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of March 31, 2021 the Company had elected to use the LIBOR option for all of our borrowings under the Credit Facility.
Further, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.80% to 2.55%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.55% to 1.30%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the terms of the Company’s Credit Facility, the “floor” on LIBOR was increased from 0.00% to 0.25%.
As of March 31, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.21% and 4.95%, respectively.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
The Credit Facility prohibits the Company from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum consolidated tangible net worth. The maximum ratio of consolidated total indebtedness to consolidated total asset value is 67.5% for the period from July 1, 2020 through June 30, 2021 and 65% thereafter unless and until the Commencement Quarter, following which it will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges is 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter. The minimum consolidated tangible net worth is the sum of (i) $1.2 million, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019.
As of March 31, 2021, the Company was in compliance with the financial covenants under the Credit Facility. Based upon the Company’s current expectations, the Company believes its operating results during the next 12 months will allow it to continue to comply with these covenants.
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
In November 2020, in conjunction with the sale and transfer of four of the Michigan SHOPs, one of which was encumbered under the Fannie Mae Master Credit Facility with Capital One, $4.2 million was repaid to Capital One upon the release of the property.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2021 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2021 (remainder)	$965	$130	$1,095
2022	1,331	2,820	4,151
2023	6,469	4,497	10,966
2024	1,178	178,171	179,349
2025	1,221	154,497	155,718
Thereafter	538,894	338,734	877,628
Total	$550,058	$678,849	$1,228,907
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company’s expects LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. To transition from LIBOR under the Credit Facility, the Company will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be determined with due consideration to the then current market practices for determining and implementing a rate of interest for newly originated floating rate commercial real estate loans in the United States and loans converted from a LIBOR based rate to a replacement index-based rate.
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
March 31, 2021
(Unaudited)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2021
Derivative assets, at fair value	$—	$111	$—	$111
Derivative liabilities, at fair value	—	(22,754)	—	(22,754)
Total	$—	$(22,643)	$—	$(22,643)

December 31, 2020
Derivative assets, at fair value	$—	$13	$—	$13
Derivative liabilities, at fair value	—	(38,389)	—	(38,389)
Total	$—	$(38,376)	$—	$(38,376)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of March 31, 2021. As of March 31, 2021, the Company owned one held for use property in Wellington, Florida for which the Company had reconsidered the projected sales proceeds due to the April 30, 2021 amendment to the PSA. As a result, the Company evaluated the impact on its ability to recover the carrying value of the property based on the new sales terms of the PSA. The Company used a sales approach to estimate the future cash flows expected to be generated from the sale. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at net realizable value on a non-recurring basis on the consolidated balance sheets as of March 31, 2021 and December 31, 2020. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		March 31, 2021		December 31, 2020
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$550,058	$555,971	$548,889	$549,553
Credit Facility	3	$323,674	$319,845	$323,674	$319,558
Fannie Mae Master Credit Facilities	3	$355,175	$353,241	$355,175	$354,073
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At March 31, 2021 and December 31, 2020, the carrying values of the Credit Facility and Fannie Mae Master Credit Facilities did not approximate their fair values due to the widening of credit spreads during the periods.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$22,754	$38,389
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$111	$13
Cash Flow Hedges of Interest Rate Risk
The Company currently has nine interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the first quarter of 2021 and the year ended December 31, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”) during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million was recorded as an increase to interest expense for the three months ended March 31, 2021 and approximately $1.1 million remained in AOCI as of March 31, 2021.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2021 through March 31, 2022, the Company estimates that $10.7 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of March 31, 2021 and December 31, 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$13,163	$(37,715)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,684)	$(450)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive gain (loss)	$(12,322)	$(13,257)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were a gain of $14,000 for the three months ended March 31, 2021 and a gain of $16,000 for the three months ended March 31, 2020.
The Company paid $85,000 to enter into an interest rate cap contract during the three months ended March 31, 2021 with an effective date of April 1, 2021 and notional value of $60.0 million to replace an expiring interest rate cap contract with a similar notional value.
    The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$359,322	6	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2021	$111	$—	$—	$111	$—	$—	$111
March 31, 2021	$—	$(22,754)	$—	$(22,754)	$—	$—	$(22,754)
December 31, 2020	$13	$—	$—	$13	$—	$—	$13
December 31, 2020	$—	$(38,389)	$—	$(38,389)	$—	$—	$(38,389)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $22.8 million. As of March 31, 2021, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $22.8 million at March 31, 2021.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, the Company had 95,040,782 and 93,775,746 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
On April 1, 2021, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2020, which was approved by the Board on March 31, 2021. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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
Share Repurchase Program
Under the Company’s share repurchase program (as amended from time to time, the “SRP”), qualifying stockholders are able to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations. Repurchases of shares of the Company’s common stock, when requested, are at the sole discretion of the Board.
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
March 31, 2021
(Unaudited)
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers (see above), cumulatively through March 31, 2021.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Three month ended March 31, 2021	—	—
Cumulative repurchases as of March 31, 2021	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2021, the Company did not issue any shares of common stock pursuant to the DRIP and during the three months ended March 31, 2020, the Company issued 0.4 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $6.3 million. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below) and in May 2021, the the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with an offering in May 2021 (see below and Note 17 — Subsequent Events). The Company had 1,610,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020.
On September 15, 2020, the Company entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC “B. Riley”), pursuant to which the Company has the right from time to time to sell up to an aggregate of $15 million of shares of its Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” The Company controls the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. The Company did not sell any shares under the Preferred Stock Equity Line during the three months ended March 31, 2021 or the year ended December 31, 2020.
On May 11, 2021, the Company completed an underwritten public offering of its Series A Preferred Stock (see Note 17 — Subsequent Events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Distributions and Dividends
Common Stock
In April 2013, the Board authorized, and the Company began paying distributions on a monthly basis at a rate equivalent to $1.70 per annum, per share of common stock, which began in May 2013. In March 2017, the Board authorized a decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of April 1, 2017, to a rate equivalent to $1.45 per annum per share of common stock. On February 20, 2018, the Board authorized a further decrease in the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, to a rate equivalent to $0.85 per annum per share of common stock
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $0.85 per annum per share of common stock. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 which restricts the Company from paying distributions on common stock until no earlier than the quarter ending June 30, 2021. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The Company declared and paid Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock in each of October 2020 and January 2021 and 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April 2021. These amounts were based on the Company’s prior cash distribution rate of $0.85 per share per annum and the then-current Estimated Per-Share NAV. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2021 and December 31, 2020, the Special Limited Partner owned 9,130 and 9,008 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2021 and December 31, 2020, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through March 31, 2021.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2021, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the three months ended March 31, 2021 or 2020.
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
March 31, 2021
(Unaudited)
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended March 31, 2021 the Company incurred $2.2 million of reimbursement expenses from the Advisor for providing administrative services. During the three months ended March 31, 2020, the Company incurred $2.2 million of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
As part of this reimbursement, for the year ended December 31, 2020, the Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $2.5 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable is being paid back to the Company over a 10-month period from January 2021 through October 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2020, and 2021 bonuses continue to be expensed and reimbursed on a monthly basis during 2021 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all - cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (Receivable) as of
	2021	2020
(In thousands)	Incurred	Incurred	March 31, 2021		December 31, 2020
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$7	$70	$7		$11
Ongoing fees and reimbursements:
Asset management fees	4,997	4,997	—		—
Property management and fees (including leasing commissions)	954	1,052	42		288
Professional fees and other reimbursements (1)	2,601	2,493	117		(61)
Professional fees credit due from Advisor	—	—	(852)	(3)	(1,217)	(3)
Distributions on Class B Units (2)	—	76	—		—
Total related party operation fees and reimbursements	$8,559	$8,688	$(686)		$(979)
___________
(1)     Included in general and administrative expenses in the consolidated statements of operations. Includes $1.7 million and $1.6 million subject to the Capped Reimbursement Amount for the three months ended March 31, 2021 and March 31, 2020, respectively.
(2)    Prior to April 1, 2015, the Company caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. As of March 31, 2021, the Board had approved the issuance of, and the OP had issued 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.
((3) Balance includes a receivable of $0.9 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, from the Advisor related to the overpayment of 2019 Bonus Awards which, pursuant to authorization by the independent members of the Company’s board of directors, is being paid back to the Company over a ten month period from January 2021 through October 2021.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three months ended March 31, 2021 or 2020. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2021 or 2020. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor,

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
March 31, 2021
(Unaudited)
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
Restricted shares vest on a straight-line basis over periods of three to five years and may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table reflects the amount of restricted shares outstanding as of March 31, 2021 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2020	215,384	$21.11
Stock dividend	2,906	15.75
Vested	—	—
Granted	—	—
Forfeitures	—	—
Unvested, March 31, 2021	218,290	21.04
As of March 31, 2021, the Company had $3.6 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 2.9 years. Compensation expense related to restricted shares was approximately $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2021 or 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 12 — Accumulated Other Comprehensive Loss
    The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain(loss) on Designated Derivative
Balance, December 31, 2020	$(39,673)
Other comprehensive gain (loss), before reclassifications	13,160
Amount of gain (loss) reclassified from accumulated other comprehensive gain (loss)	2,684
Rebalancing of ownership percentage	2
Balance, March 31, 2020	$(23,827)
Accumulated other comprehensive (loss) income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income is $1.1 million as of March 31, 2021.
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of March 31, 2021 and December 31, 2020, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2020, OP Unit non-controlling interest holders were paid distributions of $0.1 million. No distributions were paid to non-controlling interest holders during the three months ended March 31, 2021.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	March 31, 2021	March 31, 2021	March 31, 2021	As of December 31, 2020	2021	2020
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$353	2.3%	$12,564	$12,790	—	87
_______
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders (in thousands)	$(12,230)	$(24,744)
Basic and diluted weighted-average shares outstanding (1)	96,212,583	95,843,552
Basic and diluted net loss per share (1)	$(0.13)	$(0.26)
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1 — Organization for additional details).

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units to be common share equivalents. The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive. The amounts in the table below have been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2021	2020
Unvested restricted shares (1)	221,478	288,946
OP Units (2)	423,139	423,139
Class B Units (3)	374,418	374,418
Total weighted average antidilutive common stock equivalents	1,019,035	1,086,503
________
(1) Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 218,290 and 277,241 unvested restricted shares outstanding as of March 31, 2021 and 2020, respectively.
(2) Weighted average number of antidilutive OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 405,998 OP Units outstanding as of March 31, 2021 and 2020.
(3) Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 359,250 Class B Units outstanding as of March 31, 2021 and 2020. These Class B Units are unvested as of March 31, 2021 and 2020 (see Note 9 — Related Party Transactions for additional information).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 15 — Segment Reporting
During the three months ended March 31, 2021 and 2020, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
Over the last three years, the Company has had properties transfer between operating segments. Upon such transfers the Company retroactively restates the historical operating results for each segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purposes. As a result, the Company provides transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported.
As described in more detail below, the Company transitioned its four LaSalle Properties on July 1, 2020, from its triple-net leased healthcare facilities segment to its SHOP segment (collectively, the “Transition Properties”). See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Properties are presented within the SHOP segment for the three months ended March 31, 2021 and 2020. The LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. This segment transition has been applied retrospectively to historical periods beginning with the quarter ended September 30, 2020.
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
March 31, 2021
(Unaudited)
The following tables reconcile the segment activity, retroactively adjusted for the Transition Properties to consolidated net loss for the periods presented:

	Three Months Ended March 31,
	2021
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$26,390	$3,949	$53,097	$83,436
Property operating and maintenance	7,830	1,014	40,511	49,355
NOI	$18,560	$2,935	$12,586	34,081
Impairment charges				(878)
Operating fees to related parties				(5,883)
Acquisition and transaction related				(132)
General and administrative				(6,052)
Depreciation and amortization				(20,102)
Interest expense				(12,322)
Interest and other income				52
Gain on sale of real estate investments				(172)
Loss on non-designated derivatives				14
Income tax expense				(48)
Net income attributable to non-controlling interests				(46)
Allocation for preferred stock				(742)
Net loss attributable to stockholders				$(12,230)

	Three Months Ended March 31,
	2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$26,370	$4,085	$69,780	$100,235
Property operating and maintenance	7,610	535	53,578	61,723
NOI	$18,760	$3,550	$16,202	38,512
Impairment charges				(18,038)
Operating fees to related parties				(6,049)
Acquisition and transaction related				(327)
General and administrative				(6,730)
Depreciation and amortization				(20,195)
Interest expense				(13,257)
Interest and other income				5
Gain on sale of real estate investments				2,306
Loss on non-designated derivatives				16
Income tax benefit (expense)				(332)
Net loss attributable to non-controlling interests				87
Allocation for preferred stock				(742)
Net loss attributable to stockholders				$(24,744)
_______________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the three months ended March 31, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2021	December 31, 2020
ASSETS
Investments in real estate, net:
Medical office buildings	$880,941	$883,471
Triple-net leased healthcare facilities	236,266	238,427
Seniors housing — operating properties (1)	980,990	987,050
Total investments in real estate, net	2,098,197	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	74,068	72,357
Restricted cash	18,034	17,989
Derivative assets, at fair value	111	13
Straight-line rent receivable, net	23,548	23,322
Operating lease right-of-use assets	13,896	13,912
Prepaid expenses and other assets	32,594	34,932
Deferred costs, net	15,304	15,332
Total assets	$2,275,752	$2,286,895
_____________
(1) The Transition Properties are presented within the SHOP segment as of March 31, 2021 and December 31, 2020.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Medical office buildings	$492	$2,301
Triple-net leased healthcare facilities	59	3,684
Seniors housing — operating properties (1)	3,478	5,112
Total capital expenditures	$4,029	$11,097
______________________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the three months ended March 31, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 16 — Commitments and Contingencies
As of March 31, 2021, the Company has eight operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The eight operating leases have durations, including assumed renewals, ranging from 11.5 years to 86.5 years. The Company did not enter into any additional ground leases during the quarter ended March 31, 2021.
As of March 31, 2021, the Company’s balance sheet includes ROU assets and liabilities of $13.9 million and $9.2 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 41.0 years and a weighted-average discount rate of 7.35% as of March 31, 2021. For the three months ended March 31, 2021, the Company paid cash of $0.2 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million, on a straight-line basis in accordance with the standard. The Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million for the three months ended March 31, 2020. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of March 31, 2021:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2021 (remainder)	$498	$63
2022	682	86
2023	684	88
2024	686	90
2025	691	93
Thereafter	28,690	7,407
Total minimum lease payments	31,931	7,827
Less: amounts representing interest	(22,772)	(2,990)
Total present value of minimum lease payments	$9,159	$4,837
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of March 31, 2021. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Dividend Declaration
On April 2, 2021, the Company announced the declaration of the Stock Dividend of 0.014655 shares of the Company’s common stock, on each share of the Company’s outstanding Common Stock. The Stock Dividend was paid on April 15, 2021 to holders of record of the Company’s common stock at the close of business on April 12, 2021.
Preferred Stock Series A Add-On
On May 11, 2021, the Company completed an underwritten public offering of 2,352,144 shares (which includes 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of its Series A Preferred Stock for net proceeds of $56.7 million after deducting the underwriters’ discount and a structuring fee aggregating to $2.1 million. Pursuant to the terms of the Credit Facility amendment, all proceeds were used to repay amounts outstanding under the Credit Facility.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We are an externally managed REIT that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on MOBs, NNN properties, and SHOPs. As of March 31, 2021, we owned 190 properties located in 31 states and comprised of 9.3 million rentable square feet.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of Healthcare Trust Properties, LLC (our “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP. As of March 31, 2021, we owned 55 seniors housing properties under the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
We have declared and paid quarterly dividends entirely in shares of our common stock. Stock dividends paid in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of our outstanding common stock The stock dividend paid in April 2021 was equal to 0.014655 shares of our common stock on each share of our outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of all three Stock Dividends was an increase of 1,392,822 shares. Dividends payable entirely in shares of common stock are treated in fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of all three stock dividends was an increase of 1,392,822 shares. No additional shares, except for the stock dividends, were issued during the three months ended March 31, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.04222 shares for every share outstanding due to the stock dividends. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the stock dividends and are noted as such throughout the accompanying financial statements and footnotes.
On April 1, 2021, we published a new Estimated Per-Share NAV equal to $14.50 as of December 31, 2020. Our previous Estimated Per-Share NAV was equal to $15.75 as of December 31, 2019. The Estimated Per-Share NAV reflects the October 2020 stock dividend we paid and took into consideration the January 2021 stock dividend we paid but has not been adjusted to reflect the April 2021 stock dividend we paid and will not be adjusted for stock dividends we pay in the future until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Paying dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding will increase when Stock Dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. Unless we list our common stock on a national security exchange, we intend to publish Estimated Per-Share NAV at least once annually.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has created several risks and uncertainties that have had and may continue to have an impact on our business, including our financial condition, future results of operations and our liquidity. Negative impacts of the COVID-19 pandemic have caused some of our tenants to be unable to make rent payments to us timely, or at all. There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. The extent to which the ongoing global COVID-19 pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will continue to depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the COVID-19 or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
As of March 31, 2021, our MOB segment had an occupancy of 91.7% with a weighted-average remaining lease term of 4.8 years, (based on annualized straight-line rent as of March 31, 2021), our triple-net leased healthcare facilities segment had an occupancy of 94.5% with a weighted average remaining lease term of 6.2 years (based on annualized straight-line rent as of March 31, 2021) and our SHOP segment had an occupancy of 72.7%. During the three months ended March 31, 2021, we experienced a decline in occupancy and an increase in costs at our SHOP portfolio, however, we received grants under the CARES Act of $5.1 million during the first quarter of 2021 which helped offset the COVID-19 related operating costs. The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our senior secured credit facility (the“Credit Facility”), which is comprised of our revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”), and the amount available for future borrowings thereunder.
For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Rent Collections
We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We have achieved mutually agreeable solutions with our tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments providing for deferral of rent. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic.
We have collected nearly 100% of the original cash rent due for the first quarter of 2021 in our MOB segment and 100% in our triple-net leased healthcare facilities segment. Cash rental payments for our 55 SHOPs is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of first quarter 2021 cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for the first quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. No additional rent was deferred during the three months ended March 31, 2021.
Rent collections in April 2021 were materially consistent with the first quarter of 2021, and we expect this trend to continue. We have also granted rent concessions which serve to reduce revenue in our SHOP segment. The impact of the COVID-19 pandemic on our tenants and operators thus our ability to collect rents in future periods cannot be determined at present.

Seniors Housing Properties
In early March 2020, we implemented preventative actions at all our seniors housing properties in our SHOP segment, including restrictions on visitation except in very limited and controlled circumstances, social distancing measures, and the screening of all persons entering these facilities. Some of the additional steps we have taken to address the COVID-19 pandemic include, enhanced training for staff members, the implementation of Telehealth to help residents be safe while keeping appointments with important, but non-emergency, health providers, virtual tours for potential new residents, and agreements between some of our facilities and local lab partners to provide COVID-19 testing services.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio has trended lower since the second half of March 2020 as government policies and implementation of infection control best practices and prospective residents’ concerns about communal-setting COVID-19 spread limited resident move-ins. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. These and other impacts of the COVID-19 pandemic have affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. SHOP occupancy has continued to decline from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020, to 77.9% as of September 30,2020, to 75.1% as of December 31, 2020 and to 72.7% as of March 31, 2021. The declines in revenue we experienced during the first quarter of 2021 were primarily attributable to this decline in occupancy. In addition, starting in mid-March of 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second, third and fourth quarters of 2020 and into the beginning of the first quarter of 2021 as the surge of new COVID-19 cases that started in late 2020 crested, and have continued through the end of the first quarter of 2021 and into the second quarter of 2021 and may continue to impact us in the and have a material adverse effect on our revenues and income in the other quarters thereafter. We believe that, as infections decline and more vaccinations are administered during 2021, our occupancy will stop declining, and may start to increase, but there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy.
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
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the first quarter of 2021, we received an additional $5.1 million in CARES Act funding. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statement of operations during the first quarter of 2021. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2020 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
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

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2021:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	118	3,941,057	91.7%		4.8	$1,094,451
Triple-Net Leased Healthcare Facilities:
Hospitals	6	514,962	90.7%		6.0	133,580
Post-Acute / Skilled Nursing	8	354,016	100.0%		6.6	86,574
Total Triple-Net Leased Healthcare Facilities	14	868,978	94.5%		6.2	220,154
Seniors Housing — Operating Properties (6)	55	4,265,466	72.7%	(4)	N/A	1,229,434
Jupiter Property — Recently Developed	1	235,445	10.0%	(5)	9.7	58,005
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	190	9,310,946				$2,605,709

_______________
(1)Inclusive of leases signed but not yet commenced as of March 31, 2021.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2021.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of March 31, 2021) net of gross market lease intangible liabilities ($22.2 million total as of March 31, 2021). Impairment charges are already reflected within gross asset value.
(4)Weighted by unit count as of March 31, 2021.
(5)Our development property in Jupiter, Florida was substantially completed in the fourth quarter of 2019. Although a portion of the property has been leased as of March 31, 2021, the property is separately shown and excluded from combined occupancy numbers. Occupancy in the triple-net leased healthcare facilities segment would have been 76.5% had the development property been included. This property is currently under a PSA to be sold. Although the disposition is expected to be completed in the second quarter of 2021, and there can be no assurance that the disposition will be completed on its contemplated terms, or at all.
(6)One SHOP in Wellington, Florida is under a PSA to be sold. Although the disposition is expected to be completed in the second quarter of 2021, there can be no assurance that the disposition will be completed on its contemplated terms, or at all. During the three months ended March 31, 2021, four MI SHOPs located in Michigan were transferred to their buyer pursuant to their sale in November 2020.
N/A    Not applicable.

Results of Operations
We operate in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties.Our Property Manager or third party managers manage our MOBs and our triple-net leased healthcare facilities. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of March 31, 2021, we had six eligible independent contractors operating 55 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2021, we owned 190 properties. There were 180 properties (our “Same Store” properties) owned for the entire year ended December 31, 2020 and the three months ended March 31, 2021. Our Same Store properties include two vacant land parcels and one development property that was substantially completed in the fourth quarter of 2019. Since January 1, 2020, we acquired ten properties (our “Acquisitions”) and disposed of 13 properties (our “Dispositions”). As described in more detail under “Results of Operations — Comparison of the Three Months Ended March 31, 2021 — Transition Properties” below, our Same Store properties include four Transition Properties that were transitioned from Senior Housing - Triple Net Leased to our SHOP segment effective July 1, 2020. These four Transition Properties were owned for the entire same store period and merely moved between segments. We retroactively adjusted our Same Store for those segments to include the Transition Properties as part of our Same Store in our SHOP segment and excluded them from the Same Store in our triple-net leased healthcare facilities segment (each segment as so retroactively adjusted, the “Segment Same Store”). See Note 3 — Real Estate Investments, Net for further information about the Transition Properties and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2019 to March 31, 2021:

Number of Properties
Number of properties, January 1, 2020	193
Acquisition activity during the year ended December 31, 2020	9
Disposition activity during the year ended December 31, 2020	(9)
Number of properties, December 31, 2020	193
Acquisition activity during the three months ended March 31, 2021	1
Disposition activity during the three months ended March 31, 2021	(4)
Number of properties, March 31, 2021	190

Number of Same Store Properties (1)	180
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
Comparison of the Three Months Ended March 31, 2021 and 2020
Net loss attributable to common stockholders was $12.2 million and $24.7 million for the three months ended March 31, 2021 and 2020, respectively. The following table shows our results of operations for the three months ended March 31, 2021 and 2020 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$
Revenue from tenants	$83,436	$100,235	$(16,799)

Operating expenses:
Property operating and maintenance	49,355	61,723	(12,368)
Impairment charges	878	18,038	(17,160)
Operating fees to related parties	5,883	6,049	(166)
Acquisition and transaction related	132	327	(195)
General and administrative	6,052	6,730	(678)
Depreciation and amortization	20,102	20,195	(93)
Total expenses	82,402	113,062	(30,660)
Operating income (loss) before gain on sale of real estate investments	1,034	(12,827)	13,861
Gain on sale of real estate investments	(172)	2,306	(2,478)
Operating loss	862	(10,521)	11,383
Other income (expense):
Interest expense	(12,322)	(13,257)	935
Interest and other income	52	5	47
Loss on non-designated derivatives	14	16	(2)
Total other expenses	(12,256)	(13,236)	980
Loss before income taxes	(11,394)	(23,757)	12,363
Income tax expense	(48)	(332)	284
Net loss	(11,442)	(24,089)	12,647
Net (income) loss attributable to non-controlling interests	(46)	87	(133)
Allocation for preferred stock	(742)	(742)	—
Net loss attributable to common stockholders	$(12,230)	$(24,744)	$12,514
_________
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
Over the last three years, we have had properties transfer between operating segments. Upon such transfers we retroactively restate the historical operating results for the segment for all periods presented in that filing and, thereafter, we will restate other later prior periods when they are subsequently reported in later filings for comparative purposes. As a result, we provide transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported. We transitioned the four triple-net leased properties in Texas (the “LaSalle Properties”) effective July 1, 2020 (the “Transition Properties”).
As described in more detail below, our Same Store includes the four Transition Properties, which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the third quarter of 2020.
During the three months ended March 31, 2021, as shown in more detail in the table below, the Transition Properties contributed approximately $(0.2) million of net operating income (“NOI”). The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Properties as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Properties.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$5,299	$(1,350)	$3,949	$4,709	$(624)	$4,085	$590	$(726)	$(136)
Less: Property operating and maintenance	2,541	(1,527)	1,014	1,460	(925)	535	1,081	(602)	479
NOI	$2,758	$177	$2,935	$3,249	$301	$3,550	$(491)	$(124)	$(615)

SHOP Segment
Revenue from tenants	$47,958	$1,350	$49,308	$58,611	$624	$59,235	$(10,653)	$726	$(9,927)
Less: Property operating and maintenance	36,196	1,527	37,723	43,435	925	44,360	(7,239)	602	(6,637)
NOI	$11,762	$(177)	$11,585	$15,176	$(301)	$14,875	$(3,414)	$124	$(3,290)

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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended March 31, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$25,199	$25,808	$(609)	$941	$329	$612	$250	$233	$17	$26,390	$26,370	$20
Less: Property operating and maintenance	7,609	7,517	92	221	61	160	—	32	(32)	7,830	7,610	220
NOI	$17,590	$18,291	$(701)	$720	$268	$452	$250	$201	$49	$18,560	$18,760	$(200)
_______________
(1)Our MOB segment included 112 Same Store properties.
(2)Our MOB segment included six Acquisition properties.
(3)Our MOB segment included one Disposition property.
(4)Our MOB segment included 118 properties.
NM — Not Meaningful

Revenues from tenants is primarily related to contractual rent received from tenants in our MOBs. It also includes operating expense reimbursements which generally increase in proportion with the increase in property operating and maintenance expenses in our MOB segment. Pursuant to many of our lease agreements in our MOBs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent.
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees.
During the three months ended March 31, 2021, the MOB segment contributed a $0.2 million decrease in NOI as compared to the three months ended March 31, 2020. Of our ten Acquisitions during the period from January 1, 2020 through March 31, 2021, six were MOBs which contributed a $0.5 million increase in NOI and our Disposition properties contributed a $49,000 increase in NOI due to non-recurring property operating expenses, while NOI from our Same Store properties decreased by $0.7 million during the three months ended March 31, 2021 as compared to March 31, 2020.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended March 31, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$3,949	$4,085	$(136)	$—	$—	$—	$—	$—	$—	$3,949	$4,085	$(136)
Less: Property operating and maintenance	1,014	535	479	—	—	—	—	—	—	1,014	535	479
NOI	$2,935	$3,550	$(615)	$—	$—	$—	$—	$—	$—	$2,935	$3,550	$(615)
_________
(1)    Our triple-net leased healthcare facilities segment included 15 Same Store properties.
(2)Our triple-net leased healthcare facilities segment included zero Acquisition properties.
(3)Our triple-net leased healthcare facilities segment included zero Disposition properties.
(4)Our triple-net leased healthcare facilities segment included 15 properties.
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
During the three months ended March 31, 2021, revenue from tenants in our triple-net leased healthcare facilities segment increased $0.1 million compared to the three months ended March 31, 2020, driven by our Same Store Properties. Property operating and maintenance expenses of $1.0 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively, primarily relates to property taxes and operating expenses.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended March 31, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$49,308	$59,235	$(9,927)	$3,464	$1,618	$1,846	$325	$8,927	$(8,602)	$53,097	$69,780	$(16,683)
Less: Property operating and maintenance	37,723	44,360	(6,637)	2,696	1,217	1,479	92	8,001	(7,909)	40,511	53,578	(13,067)
NOI	$11,585	$14,875	$(3,290)	$768	$401	$367	$233	$926	$(693)	$12,586	$16,202	$(3,616)
________

(1)Our SHOP segment included 53 Same Store properties, including two land parcels.
(2)Our SHOP segment included four Acquisition properties.
(3)Our SHOP segment included 12 Disposition properties.
(4)Our SHOP segment included 57 properties, including two land parcels.
Revenue from tenants within our SHOP segment are generated in connection with rent and services offered to residents in our SHOPs depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators, and costs associated with maintaining the physical site.
During the three months ended March 31, 2021, revenues from tenants decreased by $16.7 million in our SHOP segment as compared to the three months ended March 31, 2020 which was primarily driven by a decrease in revenue of $9.9 million due to our Same Store properties, which includes our Transition Properties, as well as a decrease in revenue of $8.6 million due to our Disposition properties. These revenue decreases were partially offset by an increase of $1.8 million due to our Acquisition properties. These revenue decreases were also offset by $0.5 million in COVID-19 surcharges during the quarter related to billing residents for Personal Protective Equipment (“PPE”).
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of the impact of COVID-19 as discussed above. SHOP occupancy has declined from 84.1% as of March 31, 2020 to 72.7% as of March 31, 2021. Regulatory and government-imposed restrictions and infectious disease protocols have hindered, and continue to hinder, our ability to accommodate and conduct in-person tours, process and attract new move-ins at our SHOPs and these and other impacts of the COVID-19 pandemic have affected, and could continue to affect, our ability to fill vacancies.
In addition, we also generated a portion of our SHOP revenue from skilled nursing facilities (which include ancillary revenue from non-residents) at three of our Same Store SHOPs. This revenue declined $0.8 million from $2.6 million during the three months ended March 31, 2020 to $1.8 million during the quarter ended March 31, 2021 as a result of us limiting the services we offer at our skilled nursing facilities, during the COVID-19 pandemic, to protect our residents and on-site staff. We also offered COVID-related rent concessions of $0.1 million for the quarter ended March 31, 2021.
During the three months ended March 31, 2021, property operating and maintenance expenses decreased $13.1 million in our SHOP segment as compared to the three months ended March 31, 2020, primarily due to a decrease of $6.6 million due to our Same Store properties, which include our Transition properties, and a decrease of $7.9 million from our Disposition properties, partially offset by an increase of $1.5 million in our Acquisition properties.
The total decrease in Same Store operating costs mainly related to funds received through the CARES Act of $5.1 million which offset costs incurred from the ongoing COVID-19 pandemic which totaled $0.7 million for the quarter ended March 31, 2021. The full amount of the CARES Act funds was recognized as a reduction to our Same Store property operating expenses in the table above for the quarter ended March 31, 2021. The remaining decrease in property operating expenses at our Same Store properties are explained by lower operating expenses incurred due to lower levels of occupancy. As a result we experienced a decrease in Same Store operating costs of $6.6 million year over year. There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
The LaSalle Properties
On July 1, 2020, we transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to our TRS and operated and managed on our behalf by a third-party operator.
During 2019, The LaSalle Group Inc., a guarantor of certain of the lease obligations of prior tenants (collectively, the “LaSalle Tenant”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. We have filed proofs of claims related to amounts previously awarded to it from the bankruptcy proceeding, however, we have no amounts due from the LaSalle Tenant in its consolidated balance sheets as of March 31, 2021 and December 2020 as we do not believe recovery is likely against the LaSalle Tenant.
Other Results of Operations
Impairment Charges
We incurred $0.9 million of impairment charges for the three months ended March 31, 2021 due to an amended purchase and sale agreement (“PSA”) which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million.
We incurred $18.0 million of impairment charges for the three months ended March 31, 2020 related to an amendment to a purchase and sale agreement (“PSA”) related to the sale of SHOP assets located in Michigan (the “Michigan SHOPs”) to reduce the number of properties to be sold from 14 to 11 and to reduce the sale price from $71.8 million to $11.8 million. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the three months ended March 31, 2021 and 2020.
Operating Fees to Related Parties
Operating fees to related parties were $5.9 million for the three months ended March 31, 2021 and $6.0 million for March 31, 2020 respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.0 million in the three months ended March 31, 2021 and 2020, as we had raised any equity in the fourth quarter of 2019. In May 2021, we raised net proceeds of $56.7 million in equity pursuant to an underwritten offering of our Series A Preferred Stock (see Note 17 — Subsequent Events).
Property management fees were $1.0 million for the three months ended March 31, 2021 and $1.1 million for the three months ended March 31, 2020. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.1 million for the three months ended March 31, 2021, compared to approximately $0.3 million for the three months ended March 31, 2020. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses decreased to $6.1 million for the three months ended March 31, 2021 compared to $6.7 million for the three months ended March 31, 2020, which includes $2.6 million and $2.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties. Class B Units will not receive distributions, and no expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.1 million to $20.1 million for the three months ended March 31, 2021 from $20.2 million for the three months ended March 31, 2020.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2021, we transferred the remaining four Michigan SHOPs to the buyer at a second closing in the first quarter of 2021 and as a result, we recorded a loss on sale of $0.2 million during the three months ended March 31, 2021. During the three months ended March 31, 2020 we sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract purchase price of $8.6 million.
Interest Expense
Interest expense decreased by $0.9 million to $12.3 million for the three months ended March 31, 2021 from $13.3 million for the three months ended March 31, 2020. The decrease in interest expense resulted from lower interest rates. As of March 31, 2021 our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 3.55% per year. As of March 31, 2020, we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.79% per year.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $52,000 and a $5,000 income for the three months ended March 31, 2021 and 2020, respectively.
Gain (Loss) on Non-Designated Derivatives
The gain (loss) on non-designated derivative instruments for the three months ended March 31, 2021 and 2020 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.

Income Tax Expense
We recorded an income tax expense of $48,000 and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. These deferred tax assets are partially offset by other income tax benefits incurred during the same period. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Because of our TRS’s recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have retained a 100% valuation allowance as of March 31, 2021 of $4.3 million. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.0 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. These amounts represent the portion of our net loss that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the three months ended March 31, 2021, net cash provided by operating activities was $14.0 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $11.5 million (net loss of $11.4 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), an decrease in prepaid expenses and other assets of $2.7 million and in increase in deferred rent an other liabilities of $1.2 million. These cash inflows were partially offset a decrease in accounts payable and accrued expenses of $1.2 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.2 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2021 was $10.9 million. The cash used in investing activities included $6.7 million for the acquisition of one property and $4.0 million in capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2020 was $93.8 million. The cash used in investing activities included $91.0 million for the acquisition of eight properties and $11.1 million in capital expenditures. These cash outflows were partially offset by proceeds from sale of real estate of $8.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.3 million during the three months ended March 31, 2021 related to cash outflows of payments of deferred financing costs of $0.0 million and dividends paid to preferred stockholders of $0.7 million, payments for derivative instruments of $0.1 million and principal payments on mortgages of $0.3 million.
Net cash used in financing activities of $69.8 million during the three months ended March 31, 2020 related to proceeds of $95.0 million from our Revolving Credit Facility. These cash inflows were partially offset by distributions to stockholders of $13.2 million, common stock repurchases of $10.5 million, payments of deferred financing costs of $0.9 million and dividends paid to preferred stockholders of $0.2 million.

Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations. In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
As of March 31, 2021, we had $74.1 million of cash and cash equivalents. Our ability to use this cash on hand is restricted. Under our amended Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our revolving credit facility under our Credit Facility (our “Revolving Credit Facility”) totaling at least $50.0 million. As of March 31, 2021, $42.8 million was available for future borrowings under our Revolving Credit Facility. Certain other restrictions and conditions described below will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. As of March 31, 2021, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 63.0%. The Commencement Quarter may be no earlier than the fiscal quarter ending June 30, 2021. We did not, however, satisfy the conditions to make the quarter ending June 30, 2021 the Commencement Quarter. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We, may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
Our amended Credit Facility also restricts our sources of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time. See “Item 1A. Risk Factors to our Annual Report on Form 10-K for the year ended December 31, 2020. Our Credit Facility restricts our ability to use cash that would otherwise be available to us, and there can be no assurance our available liquidity will be sufficient to meet our capital needs.”
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, which may include amounts reborrowed following the repayments we were required to make with the net proceeds from our dispositions and Series A Preferred Stock offering completed in May 2021.
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
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, we entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we have the right from time to time to sell up to an aggregate of $15 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” We control the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. We did not sell any shares under the Preferred Stock Equity Line during the quarter ended March 31, 2021 or year ended December 31, 2020.

Series A Preferred Stock Add-On Offering
On May 11, 2021, we completed an underwritten public offering of 2,352,144 shares (which includes 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of its Series A Preferred Stock for net proceeds of $56.7 million after deducting the underwriters’ discount and a structuring fee aggregating to $2.1 million. Pursuant to the terms under the Credit Facility amendment all proceeds were used to prepay amounts outstanding under the Credit Facility.
Financings
As of March 31, 2021, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.3%. Net debt totaled $1.2 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($74.1 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities $22.2 million. Impairment charges are already reflected within gross asset value.
As of March 31, 2021, we had total gross borrowings of $1.2 billion, at a weighted average interest rate of 3.5%. As of December 31, 2020, we had total gross borrowings of $1.2 billion at a weighted average interest rate of 3.6%. As of March 31, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of March 31, 2021 was $200.0 million. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility.
Mortgage Notes Payable
As of March 31, 2021, we had $550.1 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2021 are $1.0 million.
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
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of March 31, 2021, $323.7 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $42.8 million. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected.
As of March 31, 2021, $150.0 million was outstanding under our Term Loan, and $173.7 million was outstanding under the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of March 31, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.21% and 4.95%, respectively. The Credit Facility prohibits us from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges on a quarterly basis and a minimum consolidated tangible net worth. As of March 31, 2021, we were in compliance with the financial covenants under the Credit Facility. Based upon our current expectations, we believe our operating results during the next 12 months will allow us to comply with these covenants.
Fannie Mae Master Credit Facilities
As of March 31, 2021, $355.2 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur until November 2021 and not more than once annually for each of the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Capital Expenditures
During the first three months of 2021, our capital expenditures were $4.0 million, of which $0.5 million related our MOB segment and $3.5 million related to our SHOP segment. All other capital expenditures were typical in nature for the other properties in our portfolio. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2020, however, given the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Three Months Ended March 31, 2021
During the three months ended March 31, 2021, we completed the acquisitions of one multi-tenant MOB for a contract purchase price of $6.6 million. This acquisition was funded with proceeds from cash on hand.
Acquisitions — Subsequent to March 31, 2021
We did not complete any acquisitions subsequent to March 31, 2021. We have signed two definitive purchase and sale agreements PSAs to acquire a total of two MOBs for an aggregate contract purchase price of approximately $10.1 million and we have signed one non-binding letter of intent (“LOI”) for a portfolio of MOBs for an aggregate contract purchase price of approximately $19.7 million. We anticipate using cash on hand to fund the consideration required to complete these acquisitions. The PSAs are subject to conditions and the LOI is non-binding. There can be no assurance we will complete any of these acquisitions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
Disposition — Three Months Ended March 31, 2021
During the three months ended March 31, 2021, four Michigan SHOPs were transferred to their buyer pursuant to their sale in November, 2020, which resulted in a loss on sale of $0.2 million. There were no assets classified as held for sale as of March 31, 2021.
With respect to the sale of the Michigan SHOPs, in November 2020, we received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties were transferred to the buyer at a second closing in January 2021 when the $0.8 million held in escrow was released to the buyer. Of the properties transferred at the initial closing, four were part of the borrowing base under the Credit Facility, one was part of the collateral pool under the Fannie Mae Master Credit Facility with Capital One and two were unencumbered. Of the properties transferred at the second closing, three were part of the borrowing base under the Credit Facility until the initial closing and one was unencumbered. At the initial closing, $4.2 million of the net proceeds was used to repay amounts outstanding under the Fannie Mae Master Credit Facility with Capital One, $4.4 million of the net proceeds were used to repay amounts outstanding under the Revolving Credit Facility, with the remainder used for closing costs. Following the sale of the SHOP in Lutz, Florida, all $17.6 million of the net proceeds were used to repay amounts outstanding under the Credit Facility.
Dispositions — Subsequent to March 31, 2021
We had previously entered into a definitive PSA to sell the property in Jupiter Florida for $65.0 million and a skilled nursing facility in Wellington, Florida for $33.0 million. On April 30, 2021, we amended the PSA which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million. The property in Jupiter, Florida and the property in Wellington, Florida are expected to be sold in the second quarter of 2021, however, there can be no assurance that these dispositions will be completed on their contemplated terms, or at all. The sales of these assets are subject to conditions, and, due to the persistence of the COVID-19 pandemic and other factors beyond our control, there can be no assurance that we will be able to meet these conditions and that these dispositions will be completed on their contemplated terms, or at all. With respect to the skilled nursing facility in Wellington, Florida, closing may not occur unless, among other conditions, certain occupancy and revenue levels have been maintained at the property for a period of time. The property in Jupiter, Florida is not currently encumbered by any mortgage debt or part of the borrowing base under our Credit Facility. The skilled nursing facility in Wellington Florida is part of the borrowing base under our Credit Facility. Pursuant to the terms of our amended Credit Facility, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
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
The amended Credit Facility restricts the Company from repurchasing shares until no earlier than the quarter ending June 30, 2021. In light of this provision, the Board suspended repurchases under the SRP effective August 14, 2020. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. Beginning in the Commencement Quarter, we will be permitted to repurchase up to $50.0 million of shares of our common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, we maintain cash and cash equivalents of at least $30.0 million and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
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

Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(12,230)	$(24,744)
Depreciation and amortization (1)	19,688	19,862
Impairment charges	878	18,038
Gain on sale of real estate investment	172	(2,306)
Adjustments for non-controlling interests (2)	(96)	(166)
FFO (as defined by NAREIT) attributable to stockholders	8,412	10,684
Acquisition and transaction related	132	327
(Accretion) amortization of market lease and other intangibles, net	(34)	18
Straight-line rent adjustments	(224)	(1,175)
Straight-line rent (rent deferral agreements) (2)	(234)	—
Amortization of mortgage premiums and discounts, net	14	15
(Gain) loss on non-designated derivatives	(14)	(16)
Deferred tax asset allowance (4)	(340)	—
Adjustments for non-controlling interests (3)	4	4
MFFO attributable to stockholders	$7,716	$9,857
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
(4)    Represents the reversal of a previously recorded non-cash add-back.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended March 31, 2021:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,743	$402	$311	$(24,686)	$(12,230)
Impairment charges	878	—	—	—	878
Operating fees to related parties	—	—	—	5,883	5,883
Acquisition and transaction related	3	—	—	129	132
General and administrative	32	—	—	6,020	6,052
Depreciation and amortization	19,016	1,086	—	—	20,102
Interest expense	452	—	—	11,870	12,322
Interest and other income	(14)	—	—	(38)	(52)
Loss on sale of real estate investments	—	—	172	—	172
Gain on non-designated derivative instruments	—	—	—	(14)	(14)
Income tax (benefit) expense	—	—		48	48
Allocation for preferred stock	—	—	—	742	742
Net income attributable to non-controlling interests	—	—	—	46	46
NOI	$32,110	$1,488	$483	$—	$34,081

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended March 31, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$26,659	$281	$(24,916)	$(26,768)	$(24,744)
Impairment charges	(10,138)	—	28,176	—	18,038
Operating fees to related parties	—	—	—	6,049	6,049
Acquisition and transaction related	3	—	—	324	327
General and administrative	47	—	—	6,683	6,730
Depreciation and amortization	19,634	388	173	—	20,195
Interest expense	511	—	—	12,746	13,257
Interest and other income	—	—	—	(5)	(5)
Gain on sale of real estate investments	—	—	(2,306)	—	(2,306)
Loss on non-designated derivative instruments	—	—	—	(16)	(16)
Income tax (benefit) expense	—	—	—	332	332
Allocation for preferred stock	—	—	—	742	742
Net loss attributable to non-controlling interests	—	—	—	(87)	(87)
NOI	$36,716	$669	$1,127	$—	$38,512
Distributions and Dividends
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% of per annum in the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
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
As noted herein under our amended Credit Facility we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying cash dividends on the Series A Preferred Stock or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. We may not pay any cash distributions (including dividends on Series A Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter we will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We may only pay cash distributions beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. Until four full fiscal quarters have elapsed after the commencement of Commencement Quarter, the aggregate amount of permitted distributions and Modified FFO will be determined by using only the fiscal quarters that have elapsed from and after the Commencement Quarter and annualizing those amounts.

On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with the amended Credit Facility described above. Under the new policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. In each of October 2020 and January 2021, we declared and paid stock dividends equal to 0.01349 shares of common stock on each share of outstanding common stock , and, in April 2021, we declared and paid a stock dividend equal to 0.01466 shares of common stock on each share of outstanding common stock. The amounts of these stock dividends were based on our prior cash distribution rate of $0.85 per share per annum and the then applicable Estimated Per-Share NAV. We did not pay any cash dividends on our common stock during the first quarter of 2021. See “— Overview” for additional information on the impact of the stock dividends.
Subject to the restrictions in our amended Credit Facility, the amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986 (the “Code”). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of dividends or distributions paid or suspend dividend or distribution payments at any time and therefore dividend and distribution payments are not assured. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Year-To-Date
	March 31, 2021
(In thousands)		Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$—
Distributions reinvested in common stock issued under the DRIP	—
Dividends to preferred stockholders	742
Distributions on OP Units	—
Total distributions	$742

Source of distribution coverage:
Cash flows provided by operations (1)	$742	100.0%
Total source of distribution coverage	$742	100%

Cash flows provided by operations (in accordance with GAAP)	$13,959
Net loss attributable to stockholders (in accordance with GAAP)	$(12,230)
______
(1) Assumes the use of available cash flow from operations before any other sources.
For the three months ended March 31, 2021, cash flows provided by operations were $14.0 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under our DRIP and available cash on hand, comprised of proceeds from financings and dispositions. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.

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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2021, we were in compliance with the financial and reporting covenants under our loan agreements.
Under our amended Credit Facility, until the first day of the Commencement Quarter, we must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Contractual Obligations
There were no material changes in our contractual obligations as of March 31, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
    There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and we direct your attention to those risk factors.
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
The following table summarizes our SRP activity for the period presented. Repurchases are currently consummated using the most recently published Estimated Per-Share NAV at the time of the repurchase.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of March 31, 2021	4,896,620	$20.60
Three months ended March 31, 2021	—	—
Cumulative repurchases as of March 31, 2021	4,896,620	20.60
_________

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

HEALTHCARE TRUST, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jason F. Doyle
Jason F. Doyle
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2021

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (2)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (3)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (4)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.4 (5)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.5 (6)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.6 (8)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock
3.7 (1)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock $0.01 per value par share.
4.1 (1)	Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013.
10.1 (1)	Underwriting Agreement, dated May 6, 2021, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
______
*    Filed herewith.
(1)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2021.
(2)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.
(3) Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the
SEC on March 20, 2018.
(4)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020.
(5)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.
(6)    Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019.
(7)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020.
(8) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020.