Form 10-Q
period 2021-06-30
Healthcare Trust, Inc.
filed 2021-08-13
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2021, the registrant had 97,847,312 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$207,032	$212,651
Buildings, fixtures and improvements	2,092,027	2,133,057
Construction in progress	479	—
Acquired intangible assets	271,713	276,015
Total real estate investments, at cost	2,571,251	2,621,723
Less: accumulated depreciation and amortization	(544,868)	(512,775)
Total real estate investments, net	2,026,383	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	46,726	72,357
Restricted cash	24,434	17,989
Derivative assets, at fair value	99	13
Straight-line rent receivable, net	23,836	23,322
Operating lease right-of-use assets	13,815	13,912
Prepaid expenses and other assets (including $1,519 and $1,278 due from related parties as of June 30, 2021 and December 31, 2020, respectively)	28,262	34,932
Deferred costs, net	15,246	15,332
Total assets	$2,178,801	$2,286,895

LIABILITIES AND EQUITY
Mortgage notes payable, net	$542,591	$542,698
Credit facilities, net	541,499	674,551
Market lease intangible liabilities, net	10,234	10,803
Derivative liabilities, at fair value	24,759	38,389
Accounts payable and accrued expenses (including $74 and $299 due to related parties as of June 30, 2021 and December 31, 2020)	38,867	42,271
Operating lease liabilities	9,061	9,155
Deferred rent	5,747	6,914
Distributions payable	1,826	742
Total liabilities	1,174,584	1,325,523
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 and 2,210,000 authorized as of June 30, 2021 and December 31, 2020, respectively; 3,962,144 issued and outstanding as of June 30, 2021 and 1,610,000 issued and outstanding as of December 31, 2020	40	16
Common stock, $0.01 par value, 300,000,000 shares authorized, 97,847,312 shares (including 1,413,232 shares paid as a stock dividend on July 15, 2021) and 95,040,783 shares (including 1,265,037 shares paid as a stock dividend on January 15, 2021) issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	964	938
Additional paid-in capital	2,201,383	2,104,261
Accumulated other comprehensive loss	(25,621)	(39,673)
Distributions in excess of accumulated earnings	(1,176,900)	(1,108,557)
Total stockholders’ equity	999,866	956,985
Non-controlling interests	4,351	4,387
Total equity	1,004,217	961,372
Total liabilities and equity	$2,178,801	$2,286,895

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from tenants	$81,160	$94,664	$164,596	$194,899

Operating expenses:
Property operating and maintenance	51,560	59,788	100,915	121,511
Impairment charges	6,081	13,793	6,959	31,831
Operating fees to related parties	5,923	5,936	11,806	11,985
Acquisition and transaction related	123	178	255	505
General and administrative	2,543	4,730	8,595	11,460
Depreciation and amortization	19,502	20,183	39,604	40,378
Total expenses	85,732	104,608	168,134	217,670
Operating income (loss) before gain on sale of real estate investments	(4,572)	(9,944)	(3,538)	(22,771)
Gains on sale of real estate investments	2,456	—	2,284	2,306
Operating income (loss)	(2,116)	(9,944)	(1,254)	(20,465)
Other income (expense):
Interest expense	(11,919)	(12,580)	(24,241)	(25,837)
Interest and other income	4	36	56	41
(Loss) gain on non-designated derivatives	(13)	8	1	24
Total other expenses	(11,928)	(12,536)	(24,184)	(25,772)
Loss before income taxes	(14,044)	(22,480)	(25,438)	(46,237)
Income tax expense	(59)	332	(107)	—
Net loss	(14,103)	(22,148)	(25,545)	(46,237)
Net (income) loss attributable to non-controlling interests	(56)	87	(102)	174
Allocation for preferred stock	(1,826)	(750)	(2,568)	(1,492)
Net loss attributable to common stockholders	(15,985)	(22,811)	(28,215)	(47,555)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	(1,795)	(2,355)	14,051	(39,620)
Comprehensive income (loss) attributable to common stockholders	$(17,780)	$(25,166)	$(14,164)	$(87,175)

Weighted-average shares outstanding — Basic and Diluted (1)	97,623,076	97,269,777	97,623,076	97,259,206
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.16)	$(0.23)	$(0.29)	$(0.49)
_____
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Six Months Ended June 30, 2021
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,610,000	16	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
Issuance of Preferred Stock, net	2,352,144	24	—	—	56,220	—	—	56,244	—	56,244
Share-based compensation, net	—	—	—	—	662	—	—	662	—	662
Distributions declared in common stock, $0.42 per share (1)	—	—	2,658,334	26	40,102	—	(40,128)	—	—	—
Distributions declared on preferred stock, $0.92 per share	—	—	—	—	—	—	(2,568)	(2,568)	—	(2,568)
Unrealized gain on designated derivative	—	—	—	—	—	14,052	—	14,052	—	14,052
Net loss	—	—	—	—	—	—	(25,647)	(25,647)	102	(25,545)
Rebalancing of ownership percentage	—	—	—	—	138	—	—	138	(138)	—
Balance, June 30, 2021	3,962,144	$40	96,434,080	$964	$2,201,383	$(25,621)	$(1,176,900)	$999,866	$4,351	$1,004,217

			Three Months Ended June 30, 2021
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2021	1,610,000	16	95,040,782	$950	$2,124,510	$(23,827)	$(1,140,713)	$960,936	$4,428	$965,364
Issuance of Preferred Stock, net	2,352,144	24	—	—	56,220	—	—	56,244	—	56,244
Share-based compensation, net	—	—	—	—	330	—	—	330	—	330
Distributions declared in common stock, $0.21 per share (1)	—	—	1,393,298	14	20,188	—	(20,202)	—	—	—
Distributions declared on preferred stock, $0.46 per share	—	—	—	—	—	—	(1,826)	(1,826)	—	(1,826)
Unrealized gain on designated derivative	—	—	—	—	—	(1,792)	—	(1,792)	—	(1,792)
Net loss	—	—	—	—	—	—	(14,159)	(14,159)	56	(14,103)
Rebalancing of ownership percentage	—	—	—	—	135	(2)	—	133	(133)	—
Balance, June 30, 2021	3,962,144	$40	96,434,080	$964	$2,201,383	$(25,621)	$(1,176,900)	$999,866	$4,351	$1,004,217
______
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Issuance of Preferred Stock, net	—	—	—	—	(366)	—	—	(366)	—	(366)
Common stock issued through distribution reinvestment plan	—	—	746,627	8	12,581	—	—	12,589	—	12,589
Common stock repurchases	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	676	—	—	676	—	676
Distributions declared on common stock, $0.42 per share (1)	—	—	—	—	—	—	(39,269)	(39,269)	—	(39,269)
Distributions declared on preferred stock, $0.92 per share	—	—	—	—	—	—	(1,492)	(1,492)	—	(1,492)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(173)	(173)
Unrealized loss on designated derivatives	—	—	—	—	—	(39,620)	—	(39,620)	—	(39,620)
Net loss	—	—	—	—	—	—	(46,063)	(46,063)	(174)	(46,237)
Rebalancing of ownership percentage	—	—	—	—	94	174	—	268	(268)	—
Balance, June 30, 2020	1,610,000	$16	92,398,190	$924	$2,081,074	$(46,489)	$(1,058,014)	$977,511	$4,795	$982,306

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2020	1,610,000	$16	92,012,616	$920	$2,074,745	$(44,308)	$(1,015,438)	$1,015,935	$5,237	$1,021,172
Issuance of Preferred Stock, net	—	—	—	—	(366)	—	—	(366)	—	(366)
Common stock issued through distribution reinvestment plan	—	—	385,574	4	6,263	—	—	6,267	—	6,267
Share-based compensation, net	—	—	—	—	338	—	—	338	—	338
Distributions declared on common stock, $0.21 per share (1)	—	—	—	—	—	—	(19,765)	(19,765)	—	(19,765)
Distributions declared on preferred stock, $0.11 per share	—	—	—	—	—	—	(750)	(750)	—	(750)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(87)	(87)
Unrealized loss on designated derivatives	—	—	—	—	—	(2,355)	—	(2,355)	—	(2,355)
Net loss	—	—	—	—	—	—	(22,061)	(22,061)	(87)	(22,148)
Rebalancing of ownership percentage	—	—	—	—	94	174	—	268	(268)	—
Balance, June 30, 2020	1,610,000	$16	92,398,190	$924	$2,081,074	$(46,489)	$(1,058,014)	$977,511	$4,795	$982,306
______
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,545)	$(46,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,604	40,378
Amortization of deferred financing costs	2,143	2,519
Amortization of terminated swap	423	422
Amortization of mortgage premiums and discounts, net	28	29
Amortization (accretion) amortization of market lease and other intangibles, net	(39)	(120)
Bad debt expense	233	1,384
Equity-based compensation	662	676
Loss/(gain) on sale of real estate investments, net	(2,284)	(2,306)
Gain on non-designated derivative instruments	(1)	(24)
Impairment charges	6,959	31,831
Changes in assets and liabilities:
Straight-line rent receivable	(512)	(1,742)
Prepaid expenses and other assets	2,477	3,810
Accounts payable, accrued expenses and other liabilities	(5,378)	1,663
Deferred rent	(1,167)	(1,037)
Net cash provided by operating activities	17,603	31,246
Cash flows from investing activities:
Property acquisitions and development costs	(44,249)	(90,985)
Capital expenditures and other assets acquired	(7,155)	(13,767)
Deposits for real estate investments	—	(996)
Proceeds from sales of real estate investments	94,461	8,294
Net cash (used in) provided by investing activities	43,057	(97,454)
Cash flows from financing activities:
Payments on credit facilities	(173,674)	—
Proceeds from credit facilities	40,000	95,000
Payments on mortgage notes payable	(621)	(477)
Payments for derivative instruments	(85)	(34)
Payments of deferred financing costs	(50)	(1,160)
Proceeds from sale of preferred stock, net	56,244	—
Preferred stock issuance costs	(176)	(366)
Common stock repurchases	—	(10,539)
Distributions paid on common stock	—	(26,954)
Dividends paid on preferred stock	(1,484)	(915)
Distributions to non-controlling interest holders	—	(173)
Net cash, (used in) provided by financing activities	(79,846)	54,382
Net change in cash, cash equivalents and restricted cash	(19,186)	(11,826)
Cash, cash equivalents and restricted cash, beginning of period	90,346	111,599
Cash, cash equivalents and restricted cash, end of period	$71,160	$99,773

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents, end of period	$46,726	$83,525
Restricted cash, end of period	24,434	16,248
Cash, cash equivalents and restricted cash, end of period	$71,160	$99,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,067	$22,701
Cash paid for income taxes	295	315

Non-cash investing and financing activities:
Common stock issued through stock dividends	$40,128	$—
Common stock issued through distribution reinvestment plan	$—	$12,589
Mortgage assumed in acquisition	$—	$13,883

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office buildings (“MOBs”), healthcare properties leased on a triple-net basis (“NNN properties”) and senior housing operating properties (“SHOPs”). As of June 30, 2021, the Company owned 195 properties located in 33 states and comprised of 9.1 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of June 30, 2021, the Company owned 54 seniors housing properties under the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
Since October 2020, the Company declared and paid quarterly dividends solely in shares of its common stock during the periods described in more detail below (the “Stock Dividends”). Stock Dividends paid in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2021 and July 2021 were equal to 0.014655 shares of common stock on each share of outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of all four Stock Dividends was an increase of 5,319,763 shares. No additional shares were issued during the three and six months ended June 30, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.05749 shares for every share outstanding due to the Stock Dividends, and are noted as such throughout the accompanying financial statements and notes.
On April 1, 2021, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2020. The Company’s previous Estimated Per-Share NAV was as of December 31, 2019. The Estimated Per-Share NAV published on April 1, 2021 reflects the October 2020 Stock Dividend the Company paid and took into consideration the January 2021 Stock Dividend the Company paid but has not been adjusted to reflect the April 2021 and July 2021 Stock Dividends the Company paid and will not be adjusted for any Stock Dividends the Company pays in the future until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Paying dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding will increase when Stock Dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2021.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In the Company’s SHOP portfolio, occupancy has trended lower since the second half of March and the declines have only recently begun to level off. Government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which has affected the Company’s ability to fill vacancies. The Company has also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, the Company bears these cost increases. These trends accelerated during the second, third, and fourth quarters of 2020, and continued into the beginning of 2021 as the surge of new COVID-19 cases that started in late 2020 crested before leveling off during the second quarter of 2021. There can be no assurance, however, that future developments in the course of the pandemic will not cause further adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on the Company’s revenues and income in the other quarters.
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in occupancy activity at some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the six months ended June 30, 2021, although collections have been approximately 100% of original cash rent for the MOB and NNN segments. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent. During the six months ended June 30, 2021, the Company did not enter into any rent

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
deferral agreements with any of its tenants, and all amounts previously deferred under prior rent deferral agreements have been collected.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of June 30, 2021, these leases had a weighted average remaining lease term of 4.9 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under the Company reflects them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted under the REIT Investment and Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $2.6 million and $6.3 million, for the six months ended June 30, 2021 and 2020, respectively. Included in these amounts during the six months ended June 30, 2021 and 2020 are $1.6 million and $5.7 million, respectively, which derived from fees for ancillary services from the Company’s properties in Lutz, Florida, and Wellington, Florida that were sold in December 2020 and May 2021, respectively. Fees for ancillary services are recorded in the period in which the services are performed.
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
June 30, 2021
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
As of June 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$49,338
2022	94,223
2023	81,696
2024	74,099
2025	63,983
Thereafter	181,285
Total	$544,624
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
The Company did not record a material reduction of revenue for uncollectable amounts of bad debt for the three months ended June 30, 2021. During the six months ended June 30, 2021 the Company recorded a reduction of revenue of $0.2 million for uncollectable amounts. During the three and six months ended June 30, 2020, the Company recorded a reduction of revenue of $0.6 million and $1.4 million for uncollectible amounts, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended June 30, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of June 30, 2021. There were $0.1 million real estate investments held for sale as of December 31, 2020. (see Note 3 — Real Estate Investments, Net for additional information).
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the six months ended June 30, 2021 and the three-year period ended December 31, 2020, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of June 30, 2021 and December 31, 2020, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021 and 2020.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2021 and 2020 were asset acquisitions.
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
June 30, 2021
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the six months ended June 30, 2021 or 2020.
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
June 30, 2021
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
As of June 30, 2021, the Company, owned 54 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards.
Because of the TRS's recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $3.6 million as of June 30, 2021. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2020, the Company had a deferred tax asset of $4.6 million with a full valuation allowance.
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
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funding from the CARES Act during the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company received $5.1 million in funding from CARES Act grants. Previously, the Company received $3.6 million in grants during the year ended December 31, 2020, $3.1 million of which was received in the three and six months ended June 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The CARES Act grants are considered to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in the Company’s consolidated statement of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or if any additional amounts will be received.
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
Not yet Adopted as of June 30, 2021
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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 195 properties as of June 30, 2021. During the six months ended June 30, 2021, the Company, through wholly owned subsidiaries of the OP, completed the acquisition of three multi-tenant MOBs and five single-tenant MOBs for an aggregate contract purchase price of $43.5 million. All acquisitions in the six months ended June 30, 2021 and 2020 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2021 and 2020:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Real estate investments, at cost:
Land	$5,547	$6,900
Buildings, fixtures and improvements	31,438	86,687
Total tangible assets	36,985	93,587
Acquired intangibles:
In-place leases and other intangible assets (1)	6,924	9,385
Market lease and other intangible assets (1)	435	472
Market lease liabilities (1)	(150)	(362)
Total intangible assets and liabilities	7,209	9,495
Mortgage notes payable, net	—	(13,883)
Other assets acquired and liabilities assumed in the Asset Acquisition, net	55	1,786
Cash paid for real estate investments, including acquisitions	$44,249	$90,985
Number of properties purchased	8	8
______
(1)Weighted-average remaining amortization periods for in-place leases, above-market leases and below-market leases acquired during the six months ended June 30, 2021 were 5.1 years, 5.4 years and 4.3 years, respectively, as of each property’s acquisition date.
Significant Tenants
As of June 30, 2021 and 2020, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2021 and 2020:

	June 30,
State	2021	2020
Florida (1)	17.2%	25.6%
Iowa	10.2%	*
Michigan (2)	*	10.0%
Pennsylvania	10.4%	*
_________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the date specified.
(1) In May 2021, the Company’s skilled nursing facility in Wellington, Florida, and the Company’s development property in Jupiter, Florida were sold. In December 2020, the Company’s skilled nursing facility in Lutz, Florida was sold.
(2) During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and the remaining four of which were transferred to the buyer during the first quarter of 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Amortization of in-place leases and other intangible assets (1)	$3,982	$3,898	$8,085	$7,907
(Accretion) and Amortization of above-and below-market leases, net (2)	$(61)	$(181)	$(152)	$(218)
Amortization of above-and below-market ground leases, net (3)	$53	$40	$108	$79
________
(1)     Reflected within depreciation and amortization expense.
(2)     Reflected within rental income.
(3)     Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place lease assets	$7,119	$12,812	$10,693	$9,040	$7,720
Other intangible assets	5	10	10	10	10
Total to be added to amortization expense	$7,124	$12,822	$10,703	$9,050	$7,730

Above-market lease assets	$(517)	$(800)	$(446)	$(367)	$(314)
Below-market lease liabilities	683	1,363	1,250	1,094	964
Total to be added to revenue from tenants	$166	$563	$804	$727	$650
Dispositions
During the three months ended June 30, 2021, the Company sold its skilled nursing facility in Wellington, Florida and its development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the consolidated statement of operations for the three and six months ended June 30, 2021.
During the first quarter of 2021, the Company transferred four properties from the sale of 11 SHOPs in Michigan to the buyer at a second closing, and $0.8 million held in escrow was released to the buyer. This amount had been placed in escrow at the first closing of the transaction during the year ended December 31, 2020 when the purchase price for all 11 properties subject to the transaction was actually received from the buyer. The Company recorded a loss on sale of $0.2 million related to this transaction in the six months ended June 30, 2021.
During the first quarter of 2020 the Company sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. This gain is included on the Consolidated Statement of Operations for the six months ended June 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Impairments
The following table presents impairments recorded during the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Assets held for sale	$—	$—	$—	$18,038
Assets held for use	6,081	13,793	6,959	13,793
Total	$6,081	$13,793	$6,959	$31,831
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
Balance Sheet Details - Assets Held for Sale
The following table details the major classes of assets associated with the properties that are classified as held for sale as of December 31, 2020:

(In thousands)	December 31, 2020
Land	$145
Buildings, fixtures and improvements	(55)
Assets held for sale	$90

There were no assets held for sale as of June 30, 2021.
During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and the remaining four of which were transferred to the buyer in the first quarter of 2021. These four properties were included in assets held for sale as of December 31, 2020.
Held for Sale Impairments - 2020
The impairment related to assets held for sale in the six months ended June 30, 2020 related to an amendment to the purchase and sale agreement for the Company’s properties in Michigan which changed the properties being sold and the sales price.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
On April 30, 2021, the Company amended the PSA which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million. In connection with this amendment to the PSA, the Company determined that the fair value had declined as of March 31, 2021 and the Company recognized an impairment charge of $0.9 million during the first quarter of 2021.
On May 14, 2021, the Company completed the sale of the completed development project in Jupiter, Florida and the skilled nursing facility in Wellington, Florida. In connection with these sales, the Company recognized a gain on these sales of $2.4 million and $0.1 million, respectively, in the three months ended June 30, 2021.
During the three months ended June 30, 2021, the Company actively considered plans to sell a NNN property located in Sun City, Arizona. As a result of changes to the Company’s expected holding period, the Company determined that projected cash flows did not recover the carrying value of the properties on an undiscounted basis over its intended holding period. During July 2021, the Company entered into a non-binding letter of intent to sell the property and as a result, the Company determined that the fair market value of the property had declined and recorded an impairment charge of $6.1 million during the three months ended June 30, 2021, which is included on the consolidated statement of operations and comprehensive loss.
The LaSalle Properties
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator.
During 2019, The LaSalle Group Inc., a guarantor of certain of the lease obligations of prior tenants (collectively, the “LaSalle Tenant”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company has filed proofs of claims related to amounts previously awarded to it from the bankruptcy proceeding, however, the Company has no amounts due from the LaSalle Tenant in its consolidated balance sheets as of June 30, 2021 and December 2020 as the Company does not believe recovery is likely against the LaSalle Tenant.
Subsequent to June 30, 2021, the Company began evaluating selling the LaSalle Properties. While the Company has begun marketing the properties for a potential sale, there can be no assurance these properties will be sold on favorable terms, or at all.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of June 30, 2021 and December 31, 2020:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020		Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$2,939	$2,998	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,736	2,786	4.75%	4.75%		Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,056	7,133	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,213	16,390	2.95%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,060	10,170	2.95%	3.98%		Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%		Fixed	(3)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%		Fixed		May 2028
Shiloh - Illinois	1	13,535	13,684	4.34%	4.34%		Fixed		March 2026
Gross mortgage notes payable	68	549,739	550,361	3.89%	3.94%	(2)
Deferred financing costs, net of accumulated amortization (4)		(5,705)	(6,191)
Mortgage premiums and discounts, net		(1,443)	(1,472)
Mortgage notes payable, net		$542,591	$542,698
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
(2) Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2021 and December 31, 2020. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(3) Variable rate loan, based on 30-day LIBOR, which is economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its “pay-fixed” interest rate swaps against all 30-day LIBOR debt, see Note 7 — Derivatives and Hedging Activities for additional details). In connection with the amendment to this loan in December 2019 (see additional details below), the Company terminated the previous interest rate swap agreements and entered into new interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
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
As of June 30, 2021, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.5 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of June 30, 2021, the Company was in compliance with these financial covenants.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of June 30, 2021 and December 31, 2020:

			Outstanding Facility Amount as of		Effective Interest Rate (10)
Credit Facility	Encumbered Properties (1)		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$40,000	$173,674	3.58%	3.21%		Variable	(8)	Mar. 2023	(9)

Term Loan			150,000	150,000	5.01%	4.95%		Fixed	(6)	Mar. 2024
Deferred financing costs			(3,676)	(4,298)
Term Loan, net			146,324	145,702
Total Credit Facility	93	(2)	$186,324	$319,376

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$212,467	$212,467	2.50%	2.60%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	2.55%	2.65%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$355,175	$355,175

Total Credit Facilities	114		$541,499	$674,551	3.28%	3.29%	(5)
_______________
(1)Encumbered properties are as of June 30, 2021.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of June 30, 2021 with a carrying value of $345 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of June 30, 2021 with a carrying value of $254 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2021 and December 31, 2020.
(6)Variable rate loan, based on LIBOR, all of which was economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its “pay-fixed” interest rate swaps against all 30-day LIBOR debt, see Note 7 — Derivatives and Hedging Activities for additional details).
(7)Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(8)Variable rate loan, based on LIBOR, with $40 million and $50 million of principal amount economically fixed as of June 30, 2021 and December 31, 2020, respectively, as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
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
As of June 30, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder
Unencumbered real estate investments, at cost as of June 30, 2021 was $0.2 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility.
Credit Facility

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
As of June 30, 2021, $150.0 million was outstanding under the Term Loan, and $40.0 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $202.0 million.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Pursuant to the terms of the Company’s amended Credit Facility certain other restrictions and conditions described below will no longer apply starting in a quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could be the Commencement Quarter. The Company satisfied the conditions to elect to make the quarter ending September 30, 2021 the Commencement Quarter but did not, however, make the election to do so.
During the period from August 10, 2020 until the first day of the Commencement Quarter, the Company must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility. The Company may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
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
As of June 30, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.58% and 5.01%, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
As of June 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility. Based upon the Company’s current expectations, the Company believes its operating results during the next 12 months will allow it to continue to comply with these covenants.
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
In November 2020, in conjunction with the sale and transfer of four SHOPs in Michigan, one of which was encumbered under the Fannie Mae Master Credit Facility with Capital One, $4.2 million was repaid to Capital One upon the release of the property.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2021 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2021 (remainder)	$647	$130	$777
2022	1,331	2,820	4,151
2023	6,469	4,497	10,966
2024	1,178	44,497	45,675
2025	1,221	154,497	155,718
Thereafter	538,893	338,734	877,627
Total	$549,739	$545,175	$1,094,914
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
June 30, 2021
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2021
Derivative assets, at fair value	$—	$99	$—	$99
Derivative liabilities, at fair value	—	(24,759)	—	(24,759)
Total	$—	$(24,660)	$—	$(24,660)

December 31, 2020
Derivative assets, at fair value	$—	$13	$—	$13
Derivative liabilities, at fair value	—	(38,389)	—	(38,389)
Total	$—	$(38,376)	$—	$(38,376)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of June 30, 2021. As of June 30, 2021, the Company owned one held for use property in Sun City, Arizona, for which the Company had reconsidered its expected holding period. As a result, the Company evaluated the impact on its ability to recover the carrying value of the property. The Company used a sales approach to estimate the future cash flows expected to be generated from the sale based on a non-binding letter of intent executed in July 2021. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at net realizable value on a non-recurring basis on the consolidated balance sheets as of June 30, 2021 and December 31, 2020. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		June 30, 2021		December 31, 2020
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$549,739	$554,298	$548,889	$549,553
Credit Facility	3	$190,000	$187,573	$323,674	$319,558
Fannie Mae Master Credit Facilities	3	$355,175	$353,120	$355,175	$354,073
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At June 30, 2021 and December 31, 2020, the carrying values of the Credit Facility and Fannie Mae Master Credit Facilities did not approximate their fair values due to the widening of credit spreads during the periods.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

(In thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$24,759	$38,389
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$99	$13
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
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”) during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million and $0.4 million was recorded as an increase to interest expense for the three and six months ended June 30, 2021 and approximately $0.9 million remained in AOCI as of June 30, 2021.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2021 through June 30, 2022, the Company estimates that $10.8 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2021 and December 31, 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$(4,536)	$(4,511)	$8,627	$(42,226)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,743)	$(2,155)	$(5,425)	$(2,606)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive gain (loss)	$(11,919)	$(12,580)	$(24,241)	$(25,837)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were a loss of $13,000 for the three months ended June 30, 2021 and a gain of $8,000 for the three months ended June 30, 2020.
The Company paid $85,000 to enter into an interest rate cap contract during the six months ended June 30, 2021 with an effective date of April 1, 2021 and notional value of $60.0 million to replace an expiring interest rate cap contract with a similar notional value.
    The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$355,175	6	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2021	$99	$—	$—	$99	$—	$—	$99
June 30, 2021	$—	$(24,759)	$—	$(24,759)	$—	$—	$(24,759)
December 31, 2020	$13	$—	$—	$13	$—	$—	$13
December 31, 2020	$—	$(38,389)	$—	$(38,389)	$—	$—	$(38,389)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $22.8 million. As of June 30, 2021, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $22.8 million at June 30, 2021.
Note 8 — Stockholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had 96,434,080 and 93,775,746 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases.
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
On August 13, 2020, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5, which restricts the Company from repurchasing shares until no earlier than the Commencement Quarter, on August 6, 2020, the Board determined that, effective on August 12, 2020, repurchases under the SRP would be suspended. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers (see above), cumulatively through June 30, 2021.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Six months ended June 30, 2021	—	—
Cumulative repurchases as of June 30, 2021	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the six months ended June 30, 2021, the Company did not issue any shares of common stock pursuant to the DRIP and during the six months ended June 30, 2020, the Company issued 0.7 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $12.6 million. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). The Company had 3,962,144 and 1,610,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
On September 15, 2020, the Company entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC “B. Riley”), pursuant to which the Company has the right from time to time to sell up to an aggregate of $15 million of shares of its Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” The Company controls the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. The Company did not sell any shares under the Preferred Stock Equity Line during the six months ended June 30, 2021 or the year ended December 31, 2020.
On May 11, 2021, the Company completed an underwritten public offering of 2,352,144 shares (which includes 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of its Series A Preferred Stock for net proceeds of $56.2 million after deducting the underwriters’ discount, structuring fee and other offering costs aggregating to $2.5 million. Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 which restricts the Company from paying distributions on common stock until no earlier than the Commencement Quarter. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The Company declared and paid Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock in each of October 2020 and January 2021 and 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April and July 2021. These amounts were based on the Company’s prior cash distribution rate of $0.85 per share per annum and the then-current Estimated Per-Share NAV. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2021 and December 31, 2020, the Special Limited Partner owned 9,264 and 9,008 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2021 and December 31, 2020, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through June 30, 2021.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of June 30, 2021, the Company cannot determine the probability of achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the three or six months ended June 30, 2021 or 2020.
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
June 30, 2021
(Unaudited)
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and six months ended June 30, 2021 the Company incurred $1.9 million and $4.1 million of reimbursement expenses from the Advisor for providing administrative services, respectively. During the three and six months ended June 30, 2020, the Company incurred $2.3 million and $4.7 million of reimbursement expenses from the Advisor for providing administrative services, respectively. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
The Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during the calendar year 2019, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $2.5 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable is being paid back to the Company over a 10-month period from January 2021 through October 2021. As of June 30, 2021, $0.7 million of this amount has been received from the Advisor.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
During the three months ended June 30, 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards are paid over a ten-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.0 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and (ii) a general reduction in final bonuses for remaining personnel due to on-going negative impacts of the COVID-19 pandemic. As a result, during the three months ended June 30, 2021, the Company recorded a receivable from the Advisor of $1.0 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general administrative expenses.Pursuant to authorization by the independent members of the Company’s board of directors, the $1.0 million receivable is being paid back to the Company over a six-month period from November 2021 through April 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,			Payable (Receivable) as of
	2021	2020	2021	2020
(In thousands)	Incurred	Incurred	Incurred	Incurred		June 30, 2021		December 31, 2020
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$48	$—	$55	$70		$48		$11
Ongoing fees and reimbursements:
Asset management fees	5,096	4,997	10,093	9,994		—		—
Property management and fees (including leasing commissions)	887	940	1,841	1,992		26		288
Professional fees and other reimbursements (1)	2,667	2,652	5,268	5,145	(2)	(2)		(61)
Professional fees credit due from Advisor	(1,030)	—	(1,030)	—		(1,517)	(3)	(1,217)	(3)
Distributions on Class B Units (2)	—	76	—	152		—		—
Total related party operation fees and reimbursements	$7,668	$8,665	$16,227	$17,353		$(1,445)		$(979)
___________
(1)     Included in general and administrative expenses in the consolidated statements of operations. Includes $1.5 million and $3.2 million for the three and six months ended June 30, 2021, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2020, respectively, subject to the Capped Reimbursement Amount.
(2)    Prior to April 1, 2015, the Company caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. As of June 30, 2021, the Board had approved the issuance of, and the OP had issued 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.
(3) Balance includes a receivable of $0.5 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, from the Advisor related to the overpayment of 2019 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, is being paid back to the Company over a ten month period from January 2021 through October 2021. Also includes a receivable of $1.0 million as of June 30, 2021from the Advisor related to the overpayment of 2020 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, is being paid back to the Company over a six-month period from November 2021 through April 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the six months ended June 30, 2021 or 2020. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the six months ended June 30, 2021 or 2020. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The following table reflects the amount of restricted shares outstanding as of June 30, 2021 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2020	215,384	$21.11
Stock dividend	6,106	15.09
Vested	—	—
Granted	—	—
Forfeitures	—	—
Unvested, June 30, 2021	221,490	$20.94
As of June 30, 2021, the Company had $3.4 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 2.7 years. Compensation expense related to restricted shares was approximately $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the six months ended June 30, 2021 or 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 12 — Accumulated Other Comprehensive Loss
    The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain(loss) on Designated Derivative
Balance, December 31, 2020	$(39,673)
Other comprehensive gain (loss), before reclassifications	8,627
Amount of gain (loss) reclassified from accumulated other comprehensive gain (loss)	5,425
Rebalancing of ownership percentage	—
Balance, June 30, 2021	$(25,621)
Accumulated other comprehensive (loss) income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income is $0.9 million as of June 30, 2021.
Note 13 — Non-controlling Interests
Non-Controlling Interests in the Operating Partnership
The Company is the sole general partner and holds substantially all of the OP Units. As of June 30, 2021 and December 31, 2020, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the six months ended June 30, 2020, OP Unit non-controlling interest holders were paid distributions of $0.2 million. No distributions were paid to non-controlling interest holders during the six months ended June 30, 2021.
The 405,998 OP Units outstanding as of June 30, 2021 would be redeemable for 429,343 shares of common stock, giving effect to adjustments for the impact of the Stock Dividends through July 2021.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions		Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended June 30,		Six Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	June 30, 2021	June 30, 2021	June 30, 2021	As of December 31, 2020	2021	2020	2021	2020
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$353	2.3%	$13,008	$12,790	—	—	—	—
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (in thousands)	$(15,985)	$(22,811)	$(28,215)	$(47,555)
Basic and diluted weighted-average shares outstanding (1)	97,623,076	97,269,777	97,623,076	97,259,206
Basic and diluted net loss per share (1)	$(0.16)	$(0.23)	$(0.29)	$(0.49)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested restricted shares (1)	224,725	293,139	224,725	293,160
OP Units (2)	429,343	429,343	429,343	429,343
Class B Units (3)	379,907	379,907	379,907	379,907
Total weighted average antidilutive common stock equivalents	1,033,975	1,102,389	1,033,975	1,102,410
________
(1) Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 221,490 and 276,974 unvested restricted shares outstanding as of June 30, 2021 and 2020, respectively.
(2) Weighted average number of antidilutive OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 405,998 OP Units outstanding as of June 30, 2021 and 2020.
(3) Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 359,250 Class B Units outstanding as of June 30, 2021 and 2020. These Class B Units are unvested as of June 30, 2021 and 2020 (see Note 9 — Related Party Transactions for additional information).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 15 — Segment Reporting
During the six months ended June 30, 2021 and 2020, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
As described in more detail below, the Company transitioned its four LaSalle Properties on July 1, 2020, from its triple-net leased healthcare facilities segment to its SHOP segment (collectively, the “Transition Properties”). See Note 3 — Real Estate Investments for further information about this property and the transition. The results of operations from the Transition Properties are presented within the SHOP segment for the six months ended June 30, 2021 and 2020. The LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. This segment transition has been applied retrospectively to historical periods beginning with the quarter ended September 30, 2020.
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
The following tables reconcile the segment activity, retroactively adjusted for the Transition Properties to consolidated net loss for the periods presented:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021				2021
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$26,412	$3,187	$51,561	$81,160	$52,803	$7,136	$104,657	$164,596
Property operating and maintenance	7,792	535	43,233	51,560	15,622	1,549	83,744	100,915
NOI	$18,620	$2,652	$8,328	29,600	$37,181	$5,587	$20,913	63,681
Impairment charges				(6,081)				(6,959)
Operating fees to related parties				(5,923)				(11,806)
Acquisition and transaction related				(123)				(255)
General and administrative				(2,543)				(8,595)
Depreciation and amortization				(19,502)				(39,604)
Interest expense				(11,919)				(24,241)
Interest and other income				4				56
Gain on sale of real estate investments				2,456				2,284
Loss on non-designated derivatives				(13)				1
Income tax expense				(59)				(107)
Net income attributable to non-controlling interests				(56)				(102)
Allocation for preferred stock				(1,826)				(2,568)
Net loss attributable to stockholders				$(15,985)				$(28,215)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020				2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,789	$3,544	$65,331	$94,664	$52,160	$7,629	$135,110	$194,899
Property operating and maintenance	7,431	472	51,885	59,788	15,040	1,007	105,464	121,511
NOI	$18,358	$3,072	$13,446	34,876	$37,120	$6,622	$29,646	73,388
Impairment charges				(13,793)				(31,831)
Operating fees to related parties				(5,936)				(11,985)
Acquisition and transaction related				(178)				(505)
General and administrative				(4,730)				(11,460)
Depreciation and amortization				(20,183)				(40,378)
Interest expense				(12,580)				(25,837)
Interest and other income				36				41
Gain on sale of real estate investments				—				2,306
Loss on non-designated derivatives				8				24
Income tax benefit (expense)				332				—
Net loss attributable to non-controlling interests				87				174
Allocation for preferred stock				(750)				(1,492)
Net loss attributable to stockholders				$(22,811)				$(47,555)
_______________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the three and six months ended June 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2021	December 31, 2020
ASSETS
Investments in real estate, net:
Medical office buildings	$909,946	$883,471
Triple-net leased healthcare facilities	171,367	238,427
Construction in progress	479	—
Seniors housing — operating properties (1)	944,591	987,050
Total investments in real estate, net	2,026,383	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	46,726	72,357
Restricted cash	24,434	17,989
Derivative assets, at fair value	99	13
Straight-line rent receivable, net	23,836	23,322
Operating lease right-of-use assets	13,815	13,912
Prepaid expenses and other assets	28,262	34,932
Deferred costs, net	15,246	15,332
Total assets	$2,178,801	$2,286,895
_____________
(1) The Transition Properties are presented within the SHOP segment as of June 30, 2021 and December 31, 2020.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Medical office buildings	$1,118	$511	$1,610	$2,812
Triple-net leased healthcare facilities	14	7	73	3,692
Seniors housing — operating properties (1)	1,994	2,148	5,472	7,260
Total capital expenditures	$3,126	$2,666	$7,155	$13,764
______________________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the three and six months ended June 30, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 16 — Commitments and Contingencies
As of June 30, 2021, the Company had eight operating and six direct financing lease agreements. The eight operating leases have durations, including assumed renewals, ranging from 21.4 years to 86.2 years, excluding an adjacent parking lot lease with a term of 3.3 years. The Company did not enter into any additional ground leases during the quarter ended June 30, 2021.
As of June 30, 2021, the Company’s balance sheet included ROU assets and liabilities of $13.8 million and $9.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 40.9 years and a weighted-average discount rate of 7.37% as of June 30, 2021. For the three and six months ended June 30, 2021, the Company paid cash of $0.2 million and $0.4 million, respectively, and for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.4 million, respectively, on a straight-line basis in accordance with the current accounting guidance. The Company paid cash of $0.2 million and $0.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2020. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of June 30, 2021:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2021 (remainder)	$405	$42
2022	712	86
2023	715	88
2024	702	90
2025	658	92
Thereafter	28,443	7,344
Total minimum lease payments	31,635	7,742
Less: amounts representing interest	(22,574)	(2,976)
Total present value of minimum lease payments	$9,061	$4,766
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of June 30, 2021. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Acquisitions Subsequent to June 30, 2021
Subsequent to June 30, 2021, the Company acquired two MOBs for an aggregate contract purchase price of approximately $10.7 million, which was funded with cash on hand and borrowings from the Revolving Credit Facility.
Dividend Declaration
On July 1, 2021, the Company announced the declaration of the Stock Dividend of 0.014655 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The Stock Dividend was paid on July 15, 2021 to holders of record of the Company’s common stock at the close of business on July 12, 2021.

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
Overview
We are an externally managed REIT that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office buildings (“MOBs”), healthcare properties leased on a triple net basis (“NNN properties”), and senior housing operating properties (“SHOPs”). As of June 30, 2021, we owned 195 properties located in 33 states and comprised of 9.1 million rentable square feet.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of Healthcare Trust Properties, LLC (our “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP. As of June 30, 2021, we owned 54 seniors housing properties using the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
Since October 2020, we have declared and paid quarterly dividends solely in shares of our common stock. Stock dividends paid in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of our outstanding common stock The stock dividends paid in April and July 2021 were equal to 0.014655 shares of our common stock on each share of our outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of all four stock dividends was an increase of 5,319,763 shares. No additional shares were issued during the three and six months ended June 30, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.05749 shares for every share outstanding due to the stock dividends. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the stock dividends and are noted as such throughout the accompanying financial statements and footnotes.
On April 1, 2021, we published a new Estimated Per-Share NAV equal to $14.50 as of December 31, 2020. Our previous Estimated Per-Share NAV was equal to $15.75 as of December 31, 2019. The Estimated Per-Share NAV reflects the October 2020 stock dividend we paid and took into consideration the January 2021 stock dividend we paid but has not been adjusted to reflect the April 2021 and July 2021 stock dividends we paid and will not be adjusted for stock dividends we pay in the future until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Paying dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding will increase when Stock Dividends are paid; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. Unless we list our common stock on a national security exchange, we intend to publish Estimated Per-Share NAV at least once annually.
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
As of June 30, 2021, our MOB segment had an occupancy of 90.9% with a weighted-average remaining lease term of 4.7 years, (based on annualized straight-line rent as of June 30, 2021), our triple-net leased healthcare facilities segment had an occupancy of 94.5% with a weighted average remaining lease term of 6.0 years (based on annualized straight-line rent as of June 30, 2021) and our SHOP segment had an occupancy of 73.2%. During the three months ended June 30, 2021, we experienced relative stability with respect to occupancy and operating costs in our SHOP portfolio, although there can be no assurance that future developments in the course of the pandemic will not cause further adverse impacts on our occupancy and cost levels. The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our senior secured credit facility (the “Credit Facility”), which is comprised of our revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”), and the amount available for future borrowings thereunder.
For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Rent Collections
We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We have achieved mutually agreeable solutions with our tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments providing for deferral of rent. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. During the six months ended June 30, 2021, we did not enter into any rent deferral agreements with any of our tenants and all amounts previously deferred under prior rent deferral agreements have been collected.
We have collected nearly 100% of the original cash rent due for the first and second quarters of 2021 in our MOB segment and 100% in our triple-net leased healthcare facilities segment. Cash rental payments for our 54 SHOPs is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of first and second quarter 2021 cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for the second quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. No additional rent was deferred during the three and six months ended June 30, 2021.
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
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio has trended lower since the second half of March 2020 as government policies and implementation of infection control best practices and prospective residents’ concerns about communal-setting COVID-19 spread limited resident move-ins. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. These and other impacts of the COVID-19 pandemic have affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. SHOP occupancy has continued to decline from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020, to 77.9% as of September 30, 2020, to 75.1% as of December 31, 2020, to 72.7% as of March 31, 2021, and to 73.2% as of June 30, 2021. The declines in revenue we experienced during the first six months of 2021 as compared to the six months ended June 30, 2020 were primarily attributable to this decline in occupancy. In addition, starting in mid-March of 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated during the second, third and fourth quarters of 2020 and continued into the beginning of 2021 as the surge of new COVID-19 cases that started in late 2020 crested before leveling off during the second quarter of 2021. There can be no assurance, however, that future developments in the course of the pandemic will not cause further adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have a material adverse effect on our revenues and income in the other quarters. We believe that, as infections decline and more vaccinations are administered during 2021, our occupancy may start to increase. However, there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID-19 variants.
The pandemic raises the risk of an elevated level of resident exposure to illness and restrictions on move-ins at our SHOPs, which has and could also continue to adversely impact occupancy and thus revenues as well as increase costs. We believe that the actions we have taken help reduce the incidences of COVID-19 at our properties, but there can be no assurance in this regard. There have been some incidences of COVID-19 among the residents and staff at certain of our seniors housing properties. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause reputational harm to us and our tenants, managers and operators.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the six months ended June 30, 2021, we received $5.1 million in funding from CARES Act grants. Previously, we received $3.6 million in grants during the year ended December 31, 2020, $3.1 million of which was received in the three and six months ended June 30, 2020. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statement of operations during the six months ended June 30, 2021. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Properties
The following table presents certain additional information about the properties we owned as of June 30, 2021:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	125	4,090,982	90.9%		4.7	$1,133,125
Triple-Net Leased Healthcare Facilities:
Hospitals	6	514,962	90.7%		5.8	124,677
Post-Acute / Skilled Nursing	8	354,016	100.0%		6.3	86,574
Total Triple-Net Leased Healthcare Facilities	14	868,978	94.5%		6.0	211,251
Seniors Housing — Operating Properties	54	4,133,166	73.2%	(4)	N/A	1,200,949
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	195	9,093,126				$2,548,990

_______________
(1)Inclusive of leases signed but not yet commenced as of June 30, 2021.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of June 30, 2021.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of June 30, 2021) net of gross market lease intangible liabilities ($22.3 million total as of June 30, 2021). Impairment charges are already reflected within gross asset value.
(4)Weighted by unit count as of June 30, 2021. SHOP units were 73.2% occupied.
N/A    Not applicable.

Results of Operations
We operate in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. Our Property Manager or third party managers manage our MOBs and our triple-net leased healthcare facilities. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of June 30, 2021, we had six eligible independent contractors operating 54 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2021, we owned 195 properties. There were 178 properties owned for the entire year ended December 31, 2020 and the six months ended June 30, 2021 (our “Same Store” properties). Our Same Store properties include two vacant land parcels. Since January 1, 2020, we acquired 17 properties (our “Acquisitions”) and disposed of 15 properties (our “Dispositions”). As described in more detail under “Results of Operations — Comparison of the Three Months Ended June 30, 2021 — Transition Properties” below, our Same Store properties include four Transition Properties that were transitioned from Senior Housing - Triple Net Leased to our SHOP segment effective July 1, 2020. These four Transition Properties were owned for the entire same store period and merely moved between segments. We retroactively adjusted our Same Store for those segments to include the Transition Properties as part of our Same Store in our SHOP segment and excluded them from the Same Store in our triple-net leased healthcare facilities segment (each segment as so retroactively adjusted, the “Segment Same Store”). See Note 3 — Real Estate Investments, Net for further information about the Transition Properties and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2020 to June 30, 2021:

Number of Properties
Number of properties, January 1, 2020	193
Acquisition activity during the year ended December 31, 2020	9
Disposition activity during the year ended December 31, 2020	(9)
Number of properties, December 31, 2020	193
Acquisition activity during the six months ended June 30, 2021	8
Disposition activity during the six months ended June 30, 2021	(6)
Number of properties, June 30, 2021	195

Number of Same Store Properties (1)	178
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
Comparison of the Three Months Ended June 30, 2021 and 2020
Net loss attributable to common stockholders was $16.0 million and $22.8 million for the three months ended June 30, 2021 and 2020, respectively. The following table shows our results of operations for the three months ended June 30, 2021 and 2020 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$
Revenue from tenants	$81,160	$94,664	$(13,504)

Operating expenses:
Property operating and maintenance	51,560	59,788	(8,228)
Impairment charges	6,081	13,793	(7,712)
Operating fees to related parties	5,923	5,936	(13)
Acquisition and transaction related	123	178	(55)
General and administrative	2,543	4,730	(2,187)
Depreciation and amortization	19,502	20,183	(681)
Total expenses	85,732	104,608	(18,876)
Operating income (loss) before gain on sale of real estate investments	(4,572)	(9,944)	5,372
Gain on sale of real estate investments	2,456	—	2,456
Operating loss	(2,116)	(9,944)	7,828
Other income (expense):
Interest expense	(11,919)	(12,580)	661
Interest and other income	4	36	(32)
(Loss) gain on non-designated derivatives	(13)	8	(21)
Total other expenses	(11,928)	(12,536)	608
Loss before income taxes	(14,044)	(22,480)	8,436
Income tax expense	(59)	332	(391)
Net loss	(14,103)	(22,148)	8,045
Net (income) loss attributable to non-controlling interests	(56)	87	(143)
Allocation for preferred stock	(1,826)	(750)	(1,076)
Net loss attributable to common stockholders	$(15,985)	$(22,811)	$6,826
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
During the three months ended June 30, 2021, as shown in more detail in the table below, the Transition Properties contributed approximately $(0.3) million of net operating income (loss) (“NOI”). The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Properties as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Properties.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$4,754	$(1,321)	$3,433	$5,099	$(1,676)	$3,423	$(345)	$355	$10
Less: Property operating and maintenance	1,896	(1,602)	294	2,375	(2,115)	260	(479)	513	34
NOI	$2,858	$281	$3,139	$2,724	$439	$3,163	$134	$(158)	$(24)

SHOP Segment
Revenue from tenants	$45,139	$1,321	$46,460	$49,440	$1,676	$51,116	$(4,301)	$(355)	$(4,656)
Less: Property operating and maintenance	36,843	1,602	38,445	38,228	2,115	40,343	(1,385)	(513)	(1,898)
NOI	$8,296	$(281)	$8,015	$11,212	$(439)	$10,773	$(2,916)	$158	$(2,758)

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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended June 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$25,467	$25,250	$217	$945	$545	$400	$—	$(6)	$6	$26,412	$25,789	$623
Less: Property operating and maintenance	7,568	7,343	225	224	85	139	—	3	(3)	7,792	7,431	361
NOI	$17,899	$17,907	$(8)	$721	$460	$261	$—	$(9)	$9	$18,620	$18,358	$262
_______________
(1)Our MOB segment included 112 Same Store properties.
(2)Our MOB segment included 13 Acquisition properties.
(3)Our MOB segment included one Disposition property.
(4)Our MOB segment included 125 properties.
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
During the three months ended June 30, 2021, the MOB segment contributed a $0.3 million increase in NOI as compared to the three months ended June 30, 2020 primarily as a result of our 13 MOB acquisitions during the period from January 1, 2020 through June 30, 2021.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended June 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$3,433	$3,423	$10	$—	$—	$—	$(246)	$121	$(367)	$3,187	$3,544	$(357)
Less: Property operating and maintenance	294	260	34	—	—	—	241	212	29	535	472	63
NOI	$3,139	$3,163	$(24)	$—	$—	$—	$(487)	$(91)	$(396)	$2,652	$3,072	$(420)
_________
(1)    Our triple-net leased healthcare facilities segment included 14 Same Store properties.
(2)Our triple-net leased healthcare facilities segment included zero Acquisition properties.
(3)Our triple-net leased healthcare facilities segment included one Disposition properties.
(4)Our triple-net leased healthcare facilities segment included 14 properties.
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
During the three months ended June 30, 2021, revenue from tenants in our triple-net leased healthcare facilities segment decreased $0.4 million compared to the three months ended June 30, 2020, driven by our Disposition Properties.
Property operating and maintenance expenses of $0.5 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, primarily relates to property taxes and operating expenses.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended June 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$46,460	$51,116	$(4,656)	$3,726	$3,640	$86	$1,375	$10,575	$(9,200)	$51,561	$65,331	$(13,770)
Less: Property operating and maintenance	38,445	40,343	(1,898)	2,967	3,014	(47)	1,821	8,528	(6,707)	43,233	51,885	(8,652)
NOI	$8,015	$10,773	$(2,758)	$759	$626	$133	$(446)	$2,047	$(2,493)	$8,328	$13,446	$(5,118)
________

(1)Our SHOP segment included 52 Same Store properties, including two land parcels.
(2)Our SHOP segment included four Acquisition properties.
(3)Our SHOP segment included 13 Disposition properties.
(4)Our SHOP segment included 56 properties, including two land parcels.
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
During the three months ended June 30, 2021, revenues from tenants decreased by $13.8 million in our SHOP segment as compared to the three months ended June 30, 2020 which was primarily driven by a decrease in revenue of $4.7 million due to our Same Store properties, which includes our Transition Properties, as well as a decrease in revenue of $9.2 million due to our Disposition properties. These revenue decreases were partially offset by an increase of $0.1 million due to our Acquisition properties. These revenue decreases were also offset by $0.3 million in COVID-19 surcharges during the three months ended June 30, 2021 related to billing residents for Personal Protective Equipment (“PPE”), which we began billing residents for in the third quarter of 2020.
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of the impact of COVID-19 as discussed above. SHOP occupancy has declined from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020, to 77.9% as of September 30, 2020, to 75.1% as of December 31, 2020, to 72.7% as of March 31, 2021, and to 73.2% as of June 30, 2021. Regulatory and government-imposed restrictions and infectious disease protocols have hindered, and continue to hinder, our ability to accommodate and conduct in-person tours, process and attract new move-ins at our SHOPs and these and other impacts of the COVID-19 pandemic have affected, and could continue to affect, our ability to fill vacancies. We also offered COVID-related rent concessions of $0.1 million for the three months ended June 30, 2021.
In addition, we generated a portion of our SHOP revenue from skilled nursing facilities (which include ancillary revenue from non-residents) at one of our Same Store SHOPs. This revenue increased $0.1 million from $0.3 million during the three months ended June 30, 2020 to $0.4 million during the quarter ended June 30, 2021 as a result of limited services offered at our skilled nursing facilities during the COVID-19 pandemic to protect our residents and on-site staff. Our two largest skilled nursing facilities in Lutz, Florida and Wellington, Florida were sold in December 2020 and May 2021, respectively. These properties generated ancillary revenue during the three months ended June 30, 2021 and 2020 of $0.6 million and $2.2 million, respectively, which is included in our Disposition Properties. As a result of these dispositions, we expect ancillary revenue to continue to decline in future quarters.
During the three months ended June 30, 2021, property operating and maintenance expenses decreased $8.7 million in our SHOP segment as compared to the three months ended June 30, 2020, primarily due to a decrease of $1.9 million from our Same Store properties, which include our Transition Properties, and a decrease of $6.7 million from our Disposition properties. We received funds from the CARES Act in the three months ended June 30, 2020 totaling $3.1 million, which did not recur in the three months ended June 30, 2021. The funds received in 2020 were primarily due to our Lutz, Florida and Wellington, Florida properties which were sold in December 2020 and May 2021, respectively, and the impact of the receipt of these funds is reflected as part of our Disposition Properties in the table above.
The decrease in property operating expenses at our Same Store properties is explained by lower operating expenses incurred due to lower levels of occupancy as well as lower COVID-related costs as compared to the same period in 2020. As a result we experienced a decrease in Same Store operating costs of $1.9 million year over year. There can be no assurance that the CARES Act program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We incurred $6.1 million of impairment charges for the three months ended June 30, 2021. We had actively been considering plans to sell a NNN property located in Sun City, Arizona. As a result of changes to our expected holding period, we determined that projected cash flows did not recover the carrying value of the properties on an undiscounted basis over its intended holding period. Subsequently, during July 2021, we entered into a non-binding letter of intent and as a result, we determined that the fair market value of the property had declined and recorded an impairment charge of $6.1 million, which is included on the consolidated statement of operations and comprehensive loss.
We incurred an additional $13.8 million of impairment charges for the three months ended June 30, 2020 on our recently completed development project in Jupiter, Florida representing the amount by which the carrying amount of the property exceeds our estimate of the net sales price, based on the definitive purchase and sale agreement (“PSA”) entered into in August

2020 based on terms negotiated during the second quarter of 2020 to sell the property. The sale of this property was completed during the three months ended June 30, 2021. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the three months ended June 30, 2020.
Operating Fees to Related Parties
Operating fees to related parties were $5.9 million for the three months ended June 30, 2021 and $5.9 million for June 30, 2020 respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.1 million and $5.0 million in the three months ended June 30, 2021 and 2020, respectively. While we had not previously raised any equity since the fourth quarter of 2019, in May 2021, we raised net proceeds of $56.2 million in equity pursuant to an underwritten offering of our Series A Preferred Stock, however, we only incurred one month of variable base management fees with respect to this new equity in the three months ended June 30, 2021.
Property management fees were $0.9 million for the three months ended June 30, 2021 and $0.9 million for the three months ended June 30, 2020. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.1 million for the three months ended June 30, 2021, compared to approximately $0.2 million for the three months ended June 30, 2020. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses decreased to $2.5 million for the three months ended June 30, 2021 compared to $4.7 million for the three months ended June 30, 2020, which includes $2.7 million for the three months ended June 30, 2021 and June 30, 2020, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties. Class B Units will not receive distributions, and no expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash.
This decrease was also due to a change in estimate reflected as a reduction in previously recorded expenses related to 2020 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.0 million (see Note 9—Related Party Transactions and Arrangements in our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information), as well as lower auditing expenses of $0.5 million, lower printing expenses of $0.5 million, lower transfer agent expenses of $0.3 million, and lower miscellaneous costs of $0.2 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.7 million to $19.5 million for the three months ended June 30, 2021 from $20.2 million for the three months ended June 30, 2020. The decrease was primarily due to reduced depreciation and amortization as a result of our dispositions partially offset by additional depreciation from our recent acquisitions.
Gain on Sale of Real Estate Investments
We sold our skilled nursing facility in Wellington, Florida and our development property in Jupiter, Florida in the three months ended June 30, 2021, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the consolidated statement of operations for the three months ended June 30, 2021. We did not dispose of any properties during the three months ended June 30, 2020.

Interest Expense
Interest expense decreased by $0.7 million to $11.9 million for the three months ended June 30, 2021 from $12.6 million for the three months ended June 30, 2020. The decrease in interest expense resulted from lower average balances due to the repayment of amounts outstanding under our Revolving Credit Facility of $133.7 million, net of amounts drawn to fund acquisitions, during the three months ended June 30, 2021. As of June 30, 2021 our outstanding debt obligations were $1.1 billion at a weighted average interest rate of 3.59% per year. As of June 30, 2020, we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.79% per year.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $4,000 and a $36,000 income for the three months ended June 30, 2021 and 2020, respectively.
(Loss) Gain on Non-Designated Derivatives
The (loss) in the three months ended June 30, 2021 and the gain the three months ended June 30, 2020 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased by our TRS. We recorded an income tax expense of $59,000 and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.
Because of our TRS’s recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have retained a 100% valuation allowance as of June 30, 2021. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net (Income)/Loss Attributable to Non-Controlling Interests
Net (income)/loss attributable to non-controlling interests was approximately $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. These amounts represent the portion of our net loss that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.

Comparison of the Six Months Ended June 30, 2021 and 2020
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to common stockholders was $28.2 million and $47.6 million for the six months ended June 30, 2021 and 2020, respectively. The following table shows our results of operations for the six months ended June 30, 2021 and 2020 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$
Revenue from tenants	$164,596	$194,899	$(30,303)

Operating expenses:
Property operating and maintenance	100,915	121,511	(20,596)
Impairment charges	6,959	31,831	(24,872)
Operating fees to related parties	11,806	11,985	(179)
Acquisition and transaction related	255	505	(250)
General and administrative	8,595	11,460	(2,865)
Depreciation and amortization	39,604	40,378	(774)
Total expenses	168,134	217,670	(49,536)
Operating loss before gain on sale of real estate investments	(3,538)	(22,771)	19,233
Gain on sale of real estate investments	2,284	2,306	(22)
Operating (loss) income	(1,254)	(20,465)	19,211
Other income (expense):
Interest expense	(24,241)	(25,837)	1,596
Interest and other income	56	41	15
Loss on non-designated derivatives	1	24	(23)
Total other expenses	(24,184)	(25,772)	1,588
Loss before income taxes	(25,438)	(46,237)	20,799
Income tax expense	(107)	—	(107)
Net loss	(25,545)	(46,237)	20,692
Net (income) loss attributable to non-controlling interests	(102)	174	(276)
Preferred stock dividends	(2,568)	(1,492)	(1,076)
Net loss attributable to common stockholders	$(28,215)	$(47,555)	$19,340

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
Over the last three years, we have had properties transfer between operating segments. Upon such transfers we retroactively restate the historical operating results for the segment for all periods presented in that filing and, thereafter, we will restate other later prior periods when they are subsequently reported in later filings for comparative purposes. As a result, we provide transition disclosure adjustments only for properties that have transitioned since the prior numbers were previously reported. We transitioned the LaSalle Properties effective July 1, 2020.

As discussed in more detail below, our Same Store includes the four Transition Properties, which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the third quarter of 2020.
During the six months ended June 30, 2021, as shown in more detail in the table below, the Transition Properties contributed approximately $(0.5) million of NOI. The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties NOI before and after adjusting for the Transition Properties as described above, to arrive at ‘Segment Same Store’ results. Our MOB segment was not affected by the Transition Properties.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$10,004	$(2,671)	$7,333	$9,807	$(2,299)	$7,508	$197	$(372)	$(175)
Less: Property operating and maintenance	3,882	(3,128)	754	3,680	(3,040)	640	202	(88)	114
NOI	$6,122	$457	$6,579	$6,127	$741	$6,868	$(5)	$(284)	$(289)

SHOP Segment
Revenue from tenants	$90,214	$2,671	$92,885	$102,552	$2,299	$104,851	$(12,338)	$372	$(11,966)
Less: Property operating and maintenance	69,868	3,128	72,996	77,143	3,040	80,183	(7,275)	88	(7,187)
NOI	$20,346	$(457)	$19,889	$25,409	$(741)	$24,668	$(5,063)	$284	$(4,779)
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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the six months ended June 30, 2021 and 2020:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$50,917	$51,059	$(142)	$1,886	$874	$1,012	$—	$227	$(227)	$52,803	$52,160	$643
Less: Property operating and maintenance	15,177	14,858	319	445	146	299	—	36	(36)	15,622	15,040	582
NOI	$35,740	$36,201	$(461)	$1,441	$728	$713	$—	$191	$(191)	$37,181	$37,120	$61
_______________
(1)Our MOB segment included 112 Same Store properties.
(2)Our MOB segment included 13 Acquisition properties.
(3)Our MOB segment included one Disposition properties.
(4)Our MOB segment included 125 properties.
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
During the six months ended June 30, 2021, the MOB segment contributed a $0.1 million increase in NOI as compared to the six months ended June 30, 2020. Of our 17 Acquisitions during the period from January 1, 2020 through June 30, 2021, 13 were MOBs which contributed a $0.7 million increase in NOI. These increases were partially offset by our Same Store properties which contributed a $0.5 million decrease in NOI, and our one MOB Disposition property contributed a $0.2 million decrease in NOI.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the six months ended June 30, 2021 and 2020:

	Same Store (1)			Acquisitions(2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$7,333	$7,508	$(175)	$—	$—	$—	$(197)	$121	$(318)	$7,136	$7,629	$(493)
Less: Property operating and maintenance	754	640	114	—	—	—	795	367	428	1,549	1,007	542
NOI	$6,579	$6,868	$(289)	$—	$—	$—	$(992)	$(246)	$(746)	$5,587	$6,622	$(1,035)
_______________
(1)    Our triple-net leased healthcare facilities segment included 14 Same Store properties.
(2)    Our triple-net leased healthcare facilities segment included zero Acquisition properties.
(3) Our triple-net leased healthcare facilities segment included one Disposition properties.
(4) Our triple-net leased healthcare facilities segment included 14 properties.
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
During the six months ended June 30, 2021, revenue from tenants in our triple-net leased healthcare facilities segment decreased $0.5 million compared to the six months ended June 30, 2020 due to our Disposition property.
Property operating and maintenance expenses of $1.5 million during the six months ended June 30, 2021 primarily relates to property taxes and operating expenses.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the six months ended June 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$92,885	$104,851	$(11,966)	$7,190	$5,257	$1,933	$4,582	$25,002	$(20,420)	$104,657	$135,110	$(30,453)
Less: Property operating and maintenance	72,996	80,183	(7,187)	5,663	4,230	1,433	5,085	21,051	(15,966)	83,744	105,464	(21,720)
NOI	$19,889	$24,668	$(4,779)	$1,527	$1,027	$500	$(503)	$3,951	$(4,454)	$20,913	$29,646	$(8,733)
_______________
(1)    Our SHOP segment included 52 Same Store properties, including two land parcels.
(2) Our SHOP segment included four Acquisition properties.
(3) Our SHOP segment included 13 Disposition property.
(4) Our SHOP segment included 56 properties, including two land parcels.

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
During the six months ended June 30, 2021, revenues from tenants decreased by $30.5 million in our SHOP segment as compared to the six months ended June 30, 2020, primarily driven by a $20.4 million decrease from our Disposition properties, and a decrease of $12.0 million from our Same Store properties, which includes our Transition Properties. These decreases were partially offset by $1.9 million of additional revenue through our Acquisition properties. For the six months ended June 30, 2021, an additional $0.8 million was generated through COVID-19 surcharges which we began billing residents for PPE during the third quarter of 2020. We also offered $0.1 million of rent concessions related to COVID-19.
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of COVID-19. SHOP occupancy has declined from 84.1% as of March 31, 2020, to 79.5% as of June 30, 2020, to 77.9% as of September 30, 2020, to 75.1% as of December 31, 2020, to 72.7% as of March 31, 2021, and increased to 73.2% as of June 30, 2021. Regulatory and government-imposed restrictions and infectious disease protocols have hindered and continue to hinder our ability to accommodate and conduct in-person tours and process and attract new move-ins at our SHOPs which has affected and could continue to affect our ability to fill vacancies.
In addition, we also generate a portion of our SHOP revenue from skilled nursing facilities (including ancillary revenue from non-residents) at one of our same store SHOPs. This revenue improved $0.5 million from $0.5 million during the six months ended June 30, 2020 to $1.0 million during the six months ended June 30, 2021 as a result of limited services we offered at our facilities during the COVID-19 pandemic to protect our residents and on-site staff. Our two largest skilled nursing facilities in Lutz, Florida and Wellington, Florida were sold in December 2020 and May 2021, respectively. These properties generated ancillary revenue during the six months ended June 30, 2021 and 2020 of $1.6 million and $5.7 million, respectively, which is included in our Disposition Properties. As a result of these dispositions, we expect ancillary revenue to continue to decline in future quarters.
During the six months ended June 30, 2021, property operating and maintenance expenses decreased $21.7 million in our SHOP segment as compared to the six months ended June 30, 2020, primarily due to a decrease of $16.0 million from our Disposition properties and a decrease of $7.2 million from our Same Store properties, which includes our Transition Properties. These decreases were partially offset by an increase of $1.4 million due to our Acquisition properties.
Our property operating and maintenance expenses for our Same Store properties decreased due to $5.1 million in CARES Act funds received which predominately related to our Same Store properties in 2021. In addition, we had lower operating costs as a result of lower occupancy levels as well as some lessening of COVID-related costs as compared to 2020.
The $3.1 million of CARES Act funds received in 2020 were primarily due to our Lutz, Florida and Wellington, Florida properties which were sold in December 2020 and May 2021, respectively, and the impact of the receipt of these funds is reflected as part of our Disposition Properties in the table above.
There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We recorded $7.0 million and $31.8 million of impairment charges for the six months ended June 30, 2021 and 2020, respectively. See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the six months ended June 30, 2021. The impairment charges for the six months ended June 30, 2021 relate to a $0.9 million impairment on our Wellington property, which was recorded to adjust the carrying value to its fair value as determined by its PSA, and a $6.1 million impairment related to a NNN property located in Sun City, Arizona.
During the second quarter of 2021, we identified the Sun City, Arizona property for potential disposal. As a result of changes to our expected holding period, we determined that projected cash flows did not recover the carrying value of the properties on an undiscounted basis over their intended holding periods. During July 2021, we entered into a non-binding letter of intent to sell the property and as a result, we determined that the fair market value of the property had declined and recorded an impairment charge of $6.1 million during the six months ended June 30, 2021,
The impairment charges for the six months ended June 30, 2020 primarily related to assets held for sale during that period which had carrying values in excess of their fair values.

Operating Fees to Related Parties
Operating fees to related parties decreased $0.2 million to $11.8 million for the six months ended June 30, 2021 from $12.0 million for the six months ended June 30, 2020.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended June 30, 2021 and 2020 for additional information). Asset management fees were $10.1 million and $10.0 million for the six months ended June 30, 2021 and 2019, respectively. While we had not previously raised any equity since the fourth quarter of 2019, in May 2021, we raised net proceeds of $56.2 million in equity pursuant to an underwritten offering of our Series A Preferred Stock, however, we only incurred one month of variable base management fees with respect to this new equity in the six months ended June 30, 2021.
Property management fees decreased $0.2 million to $1.8 million during the six months ended June 30, 2021 from $2.0 million for the six months ended June 30, 2020. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.3 million for the six months ended June 30, 2021 and $0.5 million for the six months ended June 30, 2020. The expenses in both periods relate to indirect costs related to acquisitions.
General and Administrative Expenses
General and administrative expenses decreased $2.9 million to $8.6 million for the six months ended June 30, 2021 compared to $11.5 million for the six months ended June 30, 2020. Both periods include $5.3 million for the six months ended June 30, 2021 and 2020, incurred in expense reimbursements and distributions on partnership units of the OP designated as Class B Units to related parties. Class B Units will not receive cash distributions, and no further expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash.
The decrease was primarily due to the reduction of expense related to 2020 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.0 million as well as the decrease in distributions on Class B Units of $0.1 million, lower auditing expenses of $0.5 million, lower printing expenses of $0.5 million, lower transfer agent expenses of $0.3 million, and lower miscellaneous costs of $0.5 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
For additional details on the 2020 bonus awards, see Note 9 — Related Party Transactions and Agreements to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.8 million to $39.6 million for the six months ended June 30, 2021 from $40.4 million for the six months ended June 30, 2020. The decrease was due to a decrease in Same Store depreciation and amortization of $0.7 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $1.0 million, partially offset by an increase due to our acquisitions of approximately $0.9 million.
Gain on Sale of Real Estate Investments
During the six months ended June 30, 2021, we transferred the remaining four SHOPs in Michigan to the buyer at a second closing in the first quarter of 2021 and as a result, we recorded a loss on sale of $0.2 million. The first closing of the transaction occurred during the year ended December 31, 2020 when the purchase price for all 11 properties subject to the transaction was actually received from the buyer. We also sold our skilled nursing facility in Wellington, Florida and our development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the consolidated statement of operations for the six months ended June 30, 2021.
During the six months ended June 30, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. The property sold for a contract price of $8.6 million.

Interest Expense
Interest expense decreased $1.6 million to $24.2 million for the six months ended June 30, 2021 from $25.8 million for the six months ended June 30, 2020. The decrease in interest expense resulted from lower average balances due to the repayment of amounts outstanding under our Revolving Credit Facility of $133.7 million, net of amounts drawn to fund acquisitions, during the six months ended June 30, 2021. As of June 30, 2021, we had total borrowings of $1.1 billion, at a weighted average interest rate of 3.59% per year. As of June 30, 2020 we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.79% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $56,000 for the six months ended June 30, 2021 and $41,000 for the six months ended June 30, 2020.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the six months ended June 30, 2021 and 2020 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit (expense)
Income taxes generally relate to our SHOPs, which are leased by our TRS. We recorded an income tax expense of $0.1 million for the six months ended June 30, 2021. We did not have a material income tax expense or benefit during the six months ended June 30, 2020.
Because of our TRS’s recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have retained a 100% valuation allowance as of June 30, 2021. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net (Income)/Loss Attributable to Non-Controlling Interests
Net (income)/loss attributable to non-controlling interests was approximately $(0.1) million and approximately $0.2 million for the six months ended June 30, 2021 and 2020, which represents the portion of our net income that is related to the OP Units and other non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities was $17.6 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $22.2 million (net loss of $25.5 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), an decrease in prepaid expenses and other assets of $2.5 million and in increase in deferred rent an other liabilities of $1.2 million. These cash inflows were partially offset a decrease in accounts payable and accrued expenses of $5.4 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.5 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 was $43.1 million. The cash used in investing activities included $44.2 million for the acquisition of one property and $7.2 million in capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2020 was $97.5 million. The cash used in investing activities included $91.0 million for the acquisition of eight properties and $13.8 million in capital expenditures. These cash outflows were partially offset by proceeds from sale of real estate of $8.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $79.8 million during the six months ended June 30, 2021 related to cash outflows of payments of deferred financing costs of $0.1 million and dividends paid to preferred stockholders of $1.5 million, payments for derivative instruments of $0.1 million and principal payments on mortgages of $0.6 million.
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
As of June 30, 2021, we had $46.7 million of cash and cash equivalents. Our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of June 30, 2021, $202.0 million was available for future borrowings under our Revolving Credit Facility. Certain other restrictions and conditions described below will apply until the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. The fiscal quarter ended June 30, 2021 was the first quarter that could be the Commencement Quarter. We satisfied the conditions to elect to make the quarter ending September 30, 2021 the Commencement Quarter but did not, however, make the election to do so. There can be no assurance as to if, or when, we will elect to do so, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
Our Credit Facility also restricts our sources of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time.
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, which may include amounts reborrowed following the repayments we were or are required to make thereunder.
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
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, we entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we have the right from time to time to sell up to an aggregate of $15 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” We control the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases from time to time of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. We did not sell any shares under the Preferred Stock Equity Line during the six months ended June 30, 2021 or year ended December 31, 2020.
Series A Preferred Stock Add-On Offering
On May 11, 2021, we completed an underwritten public offering of 2,352,144 shares (which includes 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of our Series A Preferred Stock for net proceeds of $56.2 million after deducting the underwriters’ discount and a structuring fee aggregating to $2.5 million. Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid.
Financings
As of June 30, 2021, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 41.1%. Net debt totaled $1.0 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($46.7 million). Gross asset value totaled $2.5 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities $22.2 million. Impairment charges are already reflected within gross asset value.
As of June 30, 2021, we had total gross borrowings of $1.1 billion, at a weighted average interest rate of 3.6%. As of December 31, 2020, we had total gross borrowings of $1.2 billion at a weighted average interest rate of 3.6%. As of June 30, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of June 30, 2021 was $201.7 million. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility.
Mortgage Notes Payable
As of June 30, 2021, we had $549.7 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2021 are $0.6 million.
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
In March 2020, we borrowed an additional $95.0 million under the Revolving Credit Facility a portion of which was used for general corporate purposes. We repaid $173.7 million of amounts outstanding under our revolving credit facility during the three months ended June 30, 2021, derived from all $88.0 million of net proceeds of our dispositions of the Wellington, Florida and Jupiter, Florida properties, all $56.7 million of proceeds from our May 2021 Series A Preferred Stock offering. The remainder of the repayment was funded with cash on hand. After these repayments, we borrowed $40.0 million, all of which was used to fund subsequent acquisitions.
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of June 30, 2021, $190.0 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $202.0 million. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
As of June 30, 2021, $150.0 million was outstanding under our Term Loan, and $40.0 million was outstanding under the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of June 30, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.58% and 5.01%, respectively. The Credit Facility prohibits us from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges on a quarterly basis and a minimum consolidated tangible net worth. As of June 30, 2021, we were in compliance with the financial covenants under the Credit Facility. Based upon our current expectations, we believe our operating results during the next 12 months will allow us to comply with these covenants.
Fannie Mae Master Credit Facilities
As of June 30, 2021, $355.2 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur until November 2021 and not more than once annually for each of the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Capital Expenditures
During the six months ended June 30, 2021, our capital expenditures were $7.2 million, of which $1.6 million related our MOB segment, $0.1 million related to our NNN segment, and $5.5 million related to our SHOP segment. All other capital expenditures were typical in nature for the other properties in our portfolio. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2021, however, given the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Six Months Ended June 30, 2021
During the six months ended June 30, 2021, we completed the acquisition of three multi-tenant MOBs and five single-tenant MOBs for an aggregate contract purchase price of $43.5 million. This includes one multi-tenant MOB for a contract purchase price of $6.6 million that was acquired in the first quarter of 2021. These acquisitions were funded with cash on hand and borrowings from our Revolving Credit Facility.
Acquisitions — Subsequent to June 30, 2021
Subsequent to June 30, 2021, we acquired two MOBs for an aggregate contract purchase price of approximately $10.7 million, which was funded with cash on hand and borrowings from our Revolving Credit Facility. We have signed three definitive purchase and sale agreements (“PSAs”) to acquire a total of three MOBs for an aggregate contract purchase price of $87.6 million, and we have signed three non-binding LOIs to acquire two single-tenant and one multi-tenant MOB properties for an aggregate purchase price of $26.0 million. We anticipate using cash on hand and borrowings from our Revolving Credit Facility to fund the consideration required to complete these acquisitions. The PSAs are subject to conditions and the LOIs are non-binding. There can be no assurance we will complete any of these acquisitions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
Dispositions — Six Months Ended June 30, 2021

During the three months ended March 31, 2021, four SHOPs in Michigan were transferred to their buyer, which resulted in a loss on sale of $0.2 million. Additionally, we sold our skilled nursing facility in Wellington, Florida and our development property in Jupiter, Florida in the three months ended June 30, 2021, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. The $88.0 million of net proceeds from these dispositions were used to repay amounts outstanding under the Revolving Credit Facility. At the closing of the sale of the Jupiter, Florida property, $0.9 million of the sale price was placed into escrow pending resolution of a lien related to the property.
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
Dispositions — Subsequent to June 30, 2021
Subsequent to June 30, 2021 we did not dispose of any properties. We have entered into one letter of intent (“LOI”) to dispose of one NNN property in Sun City, Arizona for $9.5 million which is not part of the borrowing base under the Credit Facility or encumbered by a mortgage. The LOI is non-binding and there can be no assurance this, or any, disposition will be completed on the contemplated terms, or at all. Pursuant to the terms of our amended Credit Facility, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Share Repurchase Program
The Credit Facility we entered into in the third quarter of 2020 restricts us from repurchasing shares until the end of the Commencement Quarter. In light of this provision, the Board suspended repurchases to us under the SRP effective August 14, 2020 which, when active, enables our common stockholders to sell their shares under limited circumstances. The Board also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. There can be no assurance, however, as to whether our SRP will be reactivated or on what terms. Beginning in the Commencement Quarter, we will be permitted to repurchase up to $50.0 million of shares of our common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, we maintain cash and cash equivalents of at least $30.0 million and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
No assurances can be made as to when or if our SRP will be reactivated.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and NOI. While NOI is a property-level measure, MFFO is based on our total performance as a company and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, in calculating NOI, adjustments for straight-line rent are not eliminated as they are in MFFO. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance. Our Modified FFO (as defined in our Credit Facility) is similar but not identical to MFFO as discussed in this Quarterly Report on Form 10-Q. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(15,985)	$(22,811)	$(28,215)	$(47,555)
Depreciation and amortization (1)	19,038	19,815	38,726	39,677
Impairment charges	6,081	13,793	6,959	31,831
Gain on sale of real estate investment	(2,456)	—	(2,284)	(2,306)
Adjustments for non-controlling interests (2)	(105)	(157)	(201)	(323)
FFO (as defined by NAREIT) attributable to stockholders	6,573	10,640	14,985	21,324
Acquisition and transaction related	123	178	255	505
(Accretion) amortization of market lease and other intangibles, net	(5)	(138)	(39)	(120)
Straight-line rent adjustments	(321)	(567)	(545)	(1,742)
Straight-line rent (rent deferral agreements) (2)	—	368	(234)	368
Amortization of mortgage premiums and discounts, net	14	14	28	29
(Gain) loss on non-designated derivatives	13	(8)	(1)	(24)
Deferred tax asset allowance (4)	(686)	—	(1,026)	—
Adjustments for non-controlling interests (3)	6	2	10	6
MFFO attributable to stockholders	$5,717	$10,489	$13,433	$20,346
_______
(1)    Net of non-real estate depreciation and amortization.

(2)    Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period for rent that was deferred, for purposes of MFFO, as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce MFFO.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended June 30, 2021:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$3,975	$381	$1,669	$(22,010)	$(15,985)
Impairment charges	6,081	—	—	—	6,081
Operating fees to related parties		—	—	5,923	5,923
Acquisition and transaction related	—	—	—	123	123
General and administrative	22	—	—	2,521	2,543
Depreciation and amortization	18,067	1,099	336	—	19,502
Interest expense	428	—	—	11,491	11,919
Interest and other income	(2)	—	—	(2)	(4)
Gains on sale of real estate investments	—	—	(2,456)	—	(2,456)
Gain on non-designated derivative instruments	—	—	—	13	13
Income tax (benefit) expense	—	—		59	59
Allocation for preferred stock	—	—	—	1,826	1,826
Net income attributable to non-controlling interests	—	—	—	56	56
NOI	$28,571	$1,480	$(451)	$—	$29,600

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended June 30, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$13,008	$225	$(12,984)	$(23,060)	$(22,811)
Impairment charges	—	—	13,793	—	13,793
Operating fees to related parties	1	—	—	5,935	5,936
Acquisition and transaction related	(3)	—	—	181	178
General and administrative	7	—	—	4,723	4,730
Depreciation and amortization	18,184	861	1,138	—	20,183
Interest expense	651	—	—	11,929	12,580
Interest and other income	(5)	—	—	(31)	(36)
Loss on non-designated derivative instruments	—	—	—	(8)	(8)
Income tax (benefit) expense	—	—	—	(332)	(332)
Allocation for preferred stock	—	—	—	750	750
Net loss attributable to non-controlling interests	—	—	—	(87)	(87)
NOI	$31,843	$1,086	$1,947	$—	$34,876

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2021:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$19,030	$785	$(1,335)	$(46,695)	$(28,215)
Impairment charges	6,081	—	878	—	6,959
Operating fees to related parties	—	—	—	11,806	11,806
Acquisition and transaction related	3	—	—	252	255
General and administrative	55	—	—	8,540	8,595
Depreciation and amortization	36,175	2,183	1,246	—	39,604
Interest expense	880	—	—	23,361	24,241
Interest and other income	(16)	—	—	(40)	(56)
Gains on sale of real estate investments	—	—	(2,284)	—	(2,284)
Loss on non-designated derivative instruments	—	—	—	(1)	(1)
Income tax (benefit) expense		—		107	107
Net income (loss) attributable to non-controlling interests	—	—	—	102	102
Preferred Stock dividends	—	—	—	2,568	2,568
NOI	$62,208	$2,968	$(1,495)	$—	$63,681
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the six months ended June 30, 2020:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$39,766	$505	$(38,019)	$(49,807)	$(47,555)
Impairment charges	(10,137)	—	41,968	—	31,831
Operating fees to related parties	—	—	—	11,985	11,985
Acquisition and transaction related	—	—	—	505	505
General and administrative	53	—	—	11,407	11,460
Depreciation and amortization	36,875	1,250	2,253	—	40,378
Interest expense	1,183	—	—	24,654	25,837
Interest and other income	(3)	—	—	(38)	(41)
Gain on sale of real estate investment	—	—	(2,306)	—	(2,306)
Loss on non-designated derivative instruments	—	—	—	(24)	(24)
Income tax (benefit) expense	—	—	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	(174)	(174)
Preferred Stock dividends	—	—	—	1,492	1,492
NOI	$67,737	$1,755	$3,896	$—	$73,388

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
On June 29, 2020, the Board approved a change in our common stock distribution policy changing from daily record dates to a single record date during the applicable month.
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
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with the Credit Facility described above. Under the new policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. In each of October 2020 and January 2021, we declared and paid stock dividends equal to 0.01349 shares of common stock on each share of outstanding common stock , and, in April 2021 and July 2021, we declared and paid a stock dividend equal to 0.01466 shares of common stock on each share of outstanding common stock. The amounts of these stock dividends were based on our prior cash distribution rate of $0.85 per share per annum and the then applicable Estimated Per-Share NAV. We did not pay any cash dividends on our common stock during the six months ended June 30, 2021. See “— Overview” for additional information on the impact of the stock dividends.
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Year-To-Date
	March 31, 2021		June 30, 2021		June 30, 2021
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$—		$—		$—
Distributions reinvested in common stock issued under the DRIP	—		—		—
Dividends to preferred stockholders	742		742		1,484
Distributions on OP Units	—		—		—
Total distributions	$742		$742		$1,484

Source of distribution coverage:
Cash flows provided by operations (1)	$742	100.0%	$742	100.0%	$1,484	100.0%
Total source of distribution coverage	$742	100%	$742	100%	$1,484	100%

Cash flows provided by operations (in accordance with GAAP)	$13,959		$3,644		$17,603
Net loss attributable to stockholders (in accordance with GAAP)	$(12,230)		$(3,755)		$(15,985)
______
(1) Assumes the use of available cash flow from operations before any other sources.
For the six months ended June 30, 2021, cash flows provided by operations were $17.6 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2021, we were in compliance with the financial and reporting covenants under our loan agreements.
Under our Credit Facility, until the first day of the Commencement Quarter, we must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.

Contractual Obligations
There were no material changes in our contractual obligations as of June 30, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Six months ended June 30, 2021	—	—
Cumulative repurchases as of June 30, 2021	4,896,620	20.60

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
Jason F. Doyle
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2021

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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