Form 10-Q
period 2021-09-30
Healthcare Trust, Inc.
filed 2021-11-12
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2021, the registrant had 99,281,753 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Unaudited)
Real estate investments, at cost:
Land	$206,463	$212,651
Buildings, fixtures and improvements	2,145,217	2,133,057
Construction in progress	1,417	—
Acquired intangible assets	291,471	276,015
Total real estate investments, at cost	2,644,568	2,621,723
Less: accumulated depreciation and amortization	(555,107)	(512,775)
Total real estate investments, net	2,089,461	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	29,784	72,357
Restricted cash	26,081	17,989
Derivative assets, at fair value	65	13
Straight-line rent receivable, net	23,994	23,322
Operating lease right-of-use assets	13,790	13,912
Prepaid expenses and other assets (including $1,152 and $1,278 due from related parties as of September 30, 2021 and December 31, 2020, respectively)	30,411	34,932
Deferred costs, net	14,987	15,332
Total assets	$2,228,573	$2,286,895

LIABILITIES AND EQUITY
Mortgage notes payable, net	$542,575	$542,698
Credit facilities, net	626,423	674,551
Market lease intangible liabilities, net	10,729	10,803
Derivative liabilities, at fair value	21,829	38,389
Accounts payable and accrued expenses (including $317 and $299 due to related parties as of September 30, 2021 and December 31, 2020)	41,702	42,271
Operating lease liabilities	9,054	9,155
Deferred rent	6,415	6,914
Distributions payable	1,879	742
Total liabilities	1,260,606	1,325,523
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 and 2,210,000 authorized as of September 30, 2021 and December 31, 2020, respectively; 3,977,144 issued and outstanding as of September 30, 2021 and 1,610,000 issued and outstanding as of December 31, 2020	40	16
Common stock, $0.01 par value, 300,000,000 shares authorized, 99,281,753 shares (including 1,434,440 shares paid as a stock dividend on October 15, 2021) and 95,040,783 shares (including 1,265,037 shares paid as a stock dividend on January 15, 2021) issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	978	938
Additional paid-in capital	2,222,023	2,104,261
Accumulated other comprehensive loss	(22,478)	(39,673)
Distributions in excess of accumulated earnings	(1,239,361)	(1,108,557)
Total stockholders’ equity	961,202	956,985
Non-controlling interests	6,765	4,387
Total equity	967,967	961,372
Total liabilities and equity	$2,228,573	$2,286,895

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from tenants	$82,006	$95,835	$246,602	$290,734

Operating expenses:
Property operating and maintenance	51,218	61,678	152,133	183,189
Impairment charges	26,642	1,011	33,601	32,842
Operating fees to related parties	6,045	5,984	17,851	17,969
Acquisition and transaction related	2,198	175	2,453	680
General and administrative	4,723	3,162	13,318	14,622
Depreciation and amortization	19,786	20,211	59,390	60,589
Total expenses	110,612	92,221	278,746	309,891
Operating income (loss) before gain on sale of real estate investments	(28,606)	3,614	(32,144)	(19,157)
Gains on sale of real estate investments	—	—	2,284	2,306
Operating income (loss)	(28,606)	3,614	(29,860)	(16,851)
Other income (expense):
Interest expense	(11,775)	(12,840)	(36,016)	(38,677)
Interest and other income	4	2	60	43
Loss on non-designated derivatives	(33)	(69)	(32)	(45)
Total other expenses	(11,804)	(12,907)	(35,988)	(38,679)
Loss before income taxes	(40,410)	(9,293)	(65,848)	(55,530)
Income tax expense	(55)	(78)	(162)	(78)
Net loss	(40,465)	(9,371)	(66,010)	(55,608)
Net loss (income) attributable to non-controlling interests	331	(397)	229	(223)
Allocation for preferred stock	(1,834)	(732)	(4,402)	(2,224)
Net loss attributable to common stockholders	(41,968)	(10,500)	(70,183)	(58,055)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	3,139	2,845	17,190	(36,775)
Comprehensive loss attributable to common stockholders	$(38,829)	$(7,655)	$(52,993)	$(94,830)

Weighted-average shares outstanding — Basic and Diluted (1)	99,097,121	99,026,440	99,068,356	98,799,334
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.42)	$(0.11)	$(0.71)	$(0.59)
_____
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,610,000	16	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
Issuance of Preferred Stock, net	2,367,144	24	—	—	56,265	—	—	56,289	—	56,289
Share-based compensation, net	—	—	—	—	996	—	—	996	—	996
Distributions declared in common stock, $0.63 per share	—	—	4,071,567	40	60,581	—	(60,621)	—	—	—
Distributions declared on preferred stock, $1.38 per share	—	—	—	—	—	—	(4,402)	(4,402)	—	(4,402)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(46)	(46)
Issuance of Preferred OP Units	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	(65,781)	(65,781)	(229)	(66,010)
Unrealized gain on designated derivatives	—	—	—	—	—	17,190	—	17,190	—	17,190
Rebalancing of ownership percentage	—	—	—	—	(80)	5	—	(75)	75	—
Balance, September 30, 2021	3,977,144	$40	97,847,313	$978	$2,222,023	$(22,478)	$(1,239,361)	$961,202	$6,765	$967,967

			Three Months Ended September 30, 2021
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2021	3,962,144	40	96,434,080	$964	$2,201,383	$(25,621)	$(1,176,900)	$999,866	$4,351	$1,004,217
Issuance of Preferred Stock, net	15,000	—	—	—	45	—	—	45	—	45
Share-based compensation, net	—	—	—	—	334	—	—	334	—	334
Distributions declared in common stock, $0.21 per share	—	—	1,413,233	14	20,479	—	(20,493)	—	—	—
Distributions declared on preferred stock, $0.46 per share	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(46)	(46)
Issuance of Preferred OP Units	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	(40,134)	(40,134)	(331)	(40,465)
Unrealized gain on designated derivatives	—	—	—	—	—	3,138	—	3,138	—	3,138
Rebalancing of ownership percentage	—	—	—	—	(218)	5	—	(213)	213	—
Balance, September 30, 2021	3,977,144	$40	97,847,313	$978	$2,222,023	$(22,478)	$(1,239,361)	$961,202	$6,765	$967,967
______

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Issuance of Preferred Stock, net	—	—	—	—	(191)	—	—	(191)	—	(191)
Common stock issued through distribution reinvestment plan	—	—	875,896	9	14,595	—	—	14,604	—	14,604
Common stock repurchases	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	1,011	—	—	1,011	—	1,011
Distributions declared in cash on common stock, $0.42 per share	—	—	—	—	—	—	(39,269)	(39,269)	—	(39,269)
Distributions declared on preferred stock, $1.38 per share	—	—	—	—	—	—	(2,224)	(2,224)	—	(2,224)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(201)	(201)
Net loss	—	—	—	—	—	—	(55,831)	(55,831)	223	(55,608)
Unrealized loss on designated derivatives	—	—	—	—	—	(37,336)	—	(37,336)	—	(37,336)
Rebalancing of ownership percentage	—	—	—	—	321	561	—	882	(882)	—
Balance, September 30, 2020	1,610,000	$16	92,527,459	$925	$2,083,825	$(43,818)	$(1,068,514)	$972,434	$4,550	$976,984

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2020	1,610,000	$16	92,398,190	$924	$2,081,074	$(46,489)	$(1,058,014)	$977,511	$4,795	$982,306
Issuance of Preferred Stock, net	—	—	—	—	175	—	—	175	—	175
Common stock issued through distribution reinvestment plan	—	—	129,269	1	2,014	—	—	2,015	—	2,015
Share-based compensation, net	—	—	—	—	335	—	—	335	—	335
Distributions declared on preferred stock, $0.46 per share	—	—	—	—	—	—	(732)	(732)	—	(732)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	—	(9,768)	(9,768)	397	(9,371)
Unrealized loss on designated derivatives	—	—	—	—	—	2,284	—	2,284	—	2,284
Rebalancing of ownership percentage	—	—	—	—	227	387	—	614	(614)	—
Balance, September 30, 2020	1,610,000	$16	92,527,459	$925	$2,083,825	$(43,818)	$(1,068,514)	$972,434	$4,550	$976,984
______

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(66,010)	$(55,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,390	60,589
Amortization of deferred financing costs	3,221	3,255
Amortization of terminated swap	634	633
Amortization of mortgage premiums and discounts, net	42	45
Accretion of market lease and other intangibles, net	(100)	(111)
Bad debt expense	655	2,365
Equity-based compensation	996	1,011
Gain on sale of real estate investments, net	(2,284)	(2,306)
Loss on non-designated derivative instruments	32	45
Impairment charges	33,601	32,842
Changes in assets and liabilities:
Straight-line rent receivable	(669)	(2,289)
Prepaid expenses and other assets	(165)	(3,117)
Accounts payable, accrued expenses and other liabilities	(2,840)	6,343
Deferred rent	(499)	(1,914)
Net cash provided by operating activities	26,004	41,783
Cash flows from investing activities:
Property acquisitions and development costs	(146,146)	(90,985)
Capital expenditures and other assets acquired	(11,501)	(17,629)
Deposits for real estate investments	—	(1,480)
Proceeds from sales of real estate investments	94,461	8,294
Net cash used in investing activities	(63,186)	(101,800)
Cash flows from financing activities:
Payments on credit facilities	(174,074)	—
Proceeds from credit facilities	125,000	95,000
Payments on mortgage notes payable	(942)	(672)
Payments for derivative instruments	(85)	(34)
Payments of deferred financing costs	(173)	(2,461)
Proceeds from sale of preferred stock, net	56,901	—
Preferred stock issuance costs	(615)	(366)
Common stock repurchases	—	(10,539)
Distributions paid on common stock	—	(31,354)
Dividends paid on preferred stock	(3,311)	(1,657)
Distributions to non-controlling interest holders	—	(201)
Net cash provided by financing activities	2,701	47,716
Net change in cash, cash equivalents and restricted cash	(34,481)	(12,301)
Cash, cash equivalents and restricted cash, beginning of period	90,346	111,599
Cash, cash equivalents and restricted cash, end of period	$55,865	$99,298

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents, end of period	$29,784	$82,233
Restricted cash, end of period	26,081	17,065
Cash, cash equivalents and restricted cash, end of period	$55,865	$99,298

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,490	$34,173
Cash paid for income taxes	311	315

Non-cash investing and financing activities:
Common stock issued through stock dividends	$60,621	$—
Common stock issued through distribution reinvestment plan	$—	$14,604
Mortgage assumed in acquisition (See Note 3)	$—	$13,883
Preferred Series A Unit issuance in connection with a property acquisition (See Note 3)	$2,578	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office buildings (“MOBs”), healthcare properties leased on a triple-net basis (“NNN properties”) and senior housing operating properties (“SHOPs”). As of September 30, 2021, the Company owned 201 properties located in 33 states and comprised of 9.3 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of September 30, 2021, the Company owned 54 seniors housing properties under the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
Since October 2020, the Company has declared and paid quarterly dividends solely in shares of its common stock during the periods described in more detail below (the “Stock Dividends”). Stock Dividends paid in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2021, July 2021 and October 2021 were equal to 0.014655 shares of common stock on each share of outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The Company has issued an aggregate of 6,754,203 shares in respect to the Stock Dividends. No other additional shares of common stock were issued during the three and nine months ended September 30, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.07299 shares for every share outstanding resulting from the Stock Dividends, and are noted as such throughout the accompanying financial statements and notes.
On April 1, 2021, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2020. The Company’s previous Estimated Per-Share NAV was as of December 31, 2019. The Estimated Per-Share NAV published on April 1, 2021 reflects the October 2020 Stock Dividend the Company issued and took into consideration the January 2021 Stock Dividend the Company issued but has not been adjusted to reflect the April 2021, July 2021 and October 2021 Stock Dividends the Company issued and will not be adjusted for any Stock Dividends the Company issues in the future until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Issuing dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding increases when shares of common stock are issued in respect of a stock dividend; however, because each stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021, however uncertainty over the ultimate impact COVID-19 will continue to have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways. In the Company’s SHOP portfolio, occupancy had trended lower since March 2020 and the declines only recently began to level off in June 2021. Government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which has affected the Company’s ability to fill vacancies. The Company has also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, the Company bears these cost increases. These trends accelerated beginning in the second quarter of 2020, and continued into 2021. There can be no assurance, however, that future developments in the course of the pandemic will not cause further adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on the Company’s revenues and income in the other quarters.
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in occupancy activity at some of the Company’s MOBs and other healthcare-related facilities as well as restrictions on activity and access for many of the Company’s seniors housing properties. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020, although collections have been approximately 100% of original cash rent for the MOB and NNN segments throughout the nine months ended September 30, 2021. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent. During the nine months ended September 30, 2021, the Company did not enter into any rent deferral agreements with any of its tenants, and all amounts previously deferred under prior rent deferral agreements have been collected.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in MOBs and triple-net leased healthcare facilities. As of September 30, 2021, these leases had a weighted average remaining lease term of 5.0 years. Rent from tenants in the Company’s MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under the Company reflects them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted under the REIT Investment and Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $2.7 million and $10.0 million, for the nine months ended September 30, 2021 and 2020, respectively. Included in these amounts during the nine months ended September 30, 2021 and 2020 are $1.6 million and $7.8 million, respectively, which represent fees for ancillary services generated at the Company’s properties in Lutz, Florida, and Wellington, Florida. These properties were sold in December 2020 and May 2021, respectively. Fees for ancillary services are recorded in the period in which the services are performed.
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
September 30, 2021
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
As of September 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$26,811
2022	104,418
2023	92,746
2024	84,584
2025	74,035
Thereafter	280,006
Total	$662,600
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
The Company recorded a reduction of revenue of $0.4 million for uncollectable amounts for the three months ended September 30, 2021. During the nine months ended September 30, 2021 the Company recorded a reduction of revenue of $0.7 million for uncollectable amounts. During the three and nine months ended September 30, 2020, the Company recorded a reduction of revenue of $1.0 million and $2.4 million for uncollectable amounts, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended September 30, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
sale as of September 30, 2021. There were $0.1 million real estate investments held for sale as of December 31, 2020. (see Note 3 — Real Estate Investments, Net for additional information).
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the nine months ended September 30, 2021 and the three-year period ended December 31, 2020, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of September 30, 2021 and December 31, 2020, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine months ended September 30, 2021 and 2020 were asset acquisitions.
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
September 30, 2021
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the nine months ended September 30, 2021 or 2020.
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
September 30, 2021
(Unaudited)
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
As of September 30, 2021, the Company owned 54 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards.
Because of the TRS's recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $3.6 million as of September 30, 2021. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2020, the Company had a deferred tax asset of $4.6 million with a full valuation allowance.
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
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funding from the CARES Act during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company received $5.1 million in funding from CARES Act grants. Previously, the Company received $3.6 million in grants during the year ended December 31, 2020, $0.5 million and $3.6 million of which was received in the three and nine months ended September 30, 2020, respectively. Subsequent to September 30, 2021, the Company applied for additional relief funds under the CARES Act, however, there can be no assurance that any funds requested will actually be received.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Not yet Adopted as of September 30, 2021
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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in MOBs, seniors housing properties and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The Company owned 201 properties as of September 30, 2021. During the nine months ended September 30, 2021, the Company, through wholly owned subsidiaries of the OP, completed the acquisition of eight multi-tenant MOBs and six single-tenant MOBs for an aggregate contract purchase price of $147.4 million. All acquisitions in the nine months ended September 30, 2021 and 2020 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2021 and 2020:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Real estate investments, at cost:
Land	$9,131	$6,900
Buildings, fixtures and improvements	113,244	86,687
Total tangible assets	122,375	93,587
Acquired intangibles:
In-place leases and other intangible assets (1)	26,811	9,385
Market lease and other intangible assets (1)	554	472
Market lease liabilities (1)	(1,016)	(362)
Total intangible assets and liabilities	26,349	9,495
Mortgage notes payable, net	—	(13,883)
Other assets acquired and liabilities assumed in the Asset Acquisition, net	—	1,786
Issuance of Preferred OP Units (2)	(2,578)	—
Cash paid for real estate investments, including acquisitions	$146,146	$90,985
Number of properties purchased	14	8
______
(1)Weighted-average remaining amortization periods for in-place leases, above-market leases and below-market leases acquired during the nine months ended September 30, 2021 were 11.5 years, 7.5 years and 3.7 years, respectively, as of each property’s acquisition date.
(2)See Note 8—Stockholder’s Equity for additional information.
Significant Tenants
As of September 30, 2021 and 2020, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2021 and 2020:

	September 30,
State	2021	2020
Florida (1)	12.0%	22.3%
Michigan (2)	*	10.4%
Pennsylvania	11.8%	*
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
September 30, 2021
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Amortization of in-place leases and other intangible assets (1)	$3,804	$3,637	$11,114	$11,176
Accretion of above-and below-market leases, net (2)	$(117)	$(33)	$(269)	$(250)
Amortization of above-and below-market ground leases, net (3)	$53	$40	$161	$119
________
(1)     Reflected within depreciation and amortization expense.
(2)     Reflected within rental income.
(3)     Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place lease assets	$3,966	$14,794	$12,676	$10,755	$9,167
Other intangible assets	3	10	10	10	10
Total to be added to amortization expense	$3,969	$14,804	$12,686	$10,765	$9,177

Above-market lease assets	$(251)	$(807)	$(453)	$(375)	$(321)
Below-market lease liabilities	397	1,600	1,487	1,269	1,077
Total to be added to revenue from tenants	$146	$793	$1,034	$894	$756
Dispositions
During the second quarter of 2021, the Company sold its skilled nursing facility in Wellington, Florida and its development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the consolidated statement of operations for the nine months ended September 30, 2021.
During the first quarter of 2021, the Company transferred four SHOP properties located in Michigan to the buyer at a second closing, and $0.8 million held in escrow was released to the buyer. This amount had been placed in escrow at the first closing of the transaction during the year ended December 31, 2020 when the purchase price for all 11 properties sold in the transaction was received from the buyer. The Company recorded a loss on sale of $0.2 million related to this transaction in the nine months ended September 30, 2021.
During the first quarter of 2020 the Company sold one MOB property which resulted in a gain on sale of $2.3 million. This property sold for a contract price of $8.6 million. This gain is included on the consolidated statement of operations for the nine months ended September 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Impairments
The following table presents impairments recorded during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Assets held for sale	$—	$1,011	$—	$19,049
Assets held for use	26,642	—	33,601	13,793
Total	$26,642	$1,011	$33,601	$32,842
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

There were no assets held for sale as of September 30, 2021.
During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and the remaining four of which were transferred to the buyer in the first quarter of 2021. These four properties were included in assets held for sale as of December 31, 2020.
Held for Sale Impairments - 2020
The impairments related to assets held for sale in the three and nine months ended September 30, 2020 related to an amendment to the purchase and sale agreement for the Company’s properties in Michigan which changed the properties being sold and the sales price.
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
September 30, 2021
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
As of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the then recently completed development project in Jupiter, Florida and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The Company began marketing the properties in 2020, and in August 2020, the Company entered into definitive purchase and sale agreements (“PSAs”) to sell the completed development project in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively.
The property in Lutz, Florida was sold in December 2020.
On May 14, 2021, the Company completed the sale of the completed development project in Jupiter, Florida and the skilled nursing facility in Wellington, Florida. In connection with these sales, the Company recognized a gain on these sales of $2.4 million and $0.1 million, respectively, in the second quarter of 2021, which is included in in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021. The Company previously recorded an impairment charge in the first quarter of 2021 on the skilled nursing facility in Wellington, Florida (see below).
Held For Use Impairments - 2021
On April 30, 2021, the Company amended the PSA which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million. In connection with this amendment to the PSA, the Company determined that the fair value had declined as of March 31, 2021 and the Company recognized an impairment charge of $0.9 million during the first quarter of 2021, which is included in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021.
During the second quarter of 2021, the Company began to actively consider plans to sell a NNN property located in Sun City, Arizona. As a result of changes to the Company’s expected holding period, the Company determined that projected cash flows, on an undiscounted basis over its intended holding period, did not recover the carrying value of the property. During July 2021, the Company entered into a non-binding letter of intent to sell the property and as a result, the Company determined that the fair market value of the property had declined and recorded an impairment charge of $6.1 million during the second quarter of 2021, which is included in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021.
The LaSalle Properties
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the triple-net leased healthcare facilities segment to the SHOP segment. The LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator.
During 2019, The LaSalle Group Inc., a guarantor of certain of the lease obligations of prior tenants (collectively, the “LaSalle Tenant”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company has filed proofs of claims related to amounts previously awarded to it from the bankruptcy proceeding, however, the Company has no amounts due from the LaSalle Tenant in its consolidated balance sheets as of September 30, 2021 and December 2020 as the Company does not believe recovery is likely against the LaSalle Tenant.
During the third quarter of 2021, the Company began to actively market the LaSalle Properties for sale. As a result of changes to the Company’s expected holding period, the Company determined that projected cash flows, on an undiscounted basis over its intended holding period, did not recover the carrying value of the properties and concluded that the fair market value of the properties had declined. The fair value measurement was determined by estimated discounted cash flows using three significant unobservable inputs, including the cash flow discount rate, terminal capitalization rate, and the estimated stabilized occupancy range. The Company recorded an impairment charge of $26.6 million during the three months ended September 30, 2021 which is included in the consolidated statement of operations and comprehensive income.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
While the Company has begun marketing the properties for a potential sale, there can be no assurance these properties will be sold on favorable terms, or at all.
Held For Use Impairments - 2020
During the nine months ended September 30, 2020, the Company recorded an additional impairment charge on the completed development project in Jupiter, Florida of $13.8 million, representing the amount by which the carrying amount of the property exceeded the Company’s estimate of the net sales price as set forth in the PSA.
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of September 30, 2021 and December 31, 2020:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties (1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020		Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$2,908	$2,998	4.15%	4.15%		Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,710	2,786	4.75%	4.75%		Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	7,017	7,133	3.98%	3.98%		Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,120	16,390	2.95%	3.98%		Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	10,002	10,170	2.95%	3.98%		Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%		Fixed	(3)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%		Fixed		May 2028
Shiloh - Illinois	1	13,461	13,684	4.34%	4.34%		Fixed		March 2026
Gross mortgage notes payable	68	549,418	550,361	3.89%	3.94%	(2)
Deferred financing costs, net of accumulated amortization (4)		(5,414)	(6,191)
Mortgage premiums and discounts, net		(1,429)	(1,472)
Mortgage notes payable, net		$542,575	$542,698
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
(2) Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2021 and December 31, 2020. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
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
As of September 30, 2021, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.5 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of September 30, 2021, the Company was in compliance with these financial covenants.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of September 30, 2021 and December 31, 2020:

			Outstanding Facility Amount as of		Effective Interest Rate (10)
Credit Facility	Encumbered Properties (1)		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$124,600	$173,674	3.37%	3.21%		Variable	(8)	Mar. 2023	(9)

Term Loan			150,000	150,000	5.02%	4.95%		Fixed	(6)	Mar. 2024
Deferred financing costs			(3,352)	(4,298)
Term Loan, net			146,648	145,702
Total Credit Facility	100	(2)	$271,248	$319,376

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$212,467	$212,467	2.50%	2.60%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,708	142,708	2.55%	2.65%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$355,175	$355,175

Total Credit Facilities	121		$626,423	$674,551	3.28%	3.29%	(5)
_______________
(1)Encumbered properties are as of September 30, 2021.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of September 30, 2021 with a carrying value of $345 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of September 30, 2021 with a carrying value of $254 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2021 and December 31, 2020.
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
(8)Variable rate loan, based on LIBOR, with $50 million of principal amount economically fixed as of September 30, 2021 and December 31, 2020, respectively, as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
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
As of September 30, 2021, the carrying value of our real estate investments at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
under the Fannie Mae Master Credit Facilities and $1.0 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder
Unencumbered real estate investments, at cost as of September 30, 2021 was $0.1 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility.
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
As of September 30, 2021, $150.0 million was outstanding under the Term Loan, and $124.6 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $166.5 million.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Pursuant to the terms of the Company’s amended Credit Facility certain other restrictions and conditions described below will no longer apply starting in a quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and, as added by the third amendment, the Covenant Relief Period (as defined below) has terminated (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. The Company satisfied the conditions during the quarter ended September 30, 2021 in order to elect the quarter ending December 31, 2021 as the Commencement Quarter, but did not, however make the election to do so.
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
In addition, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of September 30, 2021 the Company had elected to use the LIBOR option for all of our borrowings under the Credit Facility.
Further, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
As of September 30, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.37% and 5.02%, respectively.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and the 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) or any other preferred stock the Company may issue and paying any cash distributions necessary to maintain its status as a REIT. The Company may not pay any cash distributions (including dividends on Series A Preferred Stock and Series B Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter, the Company will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. The Company may pay cash distributions beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock and Series B Preferred Stock) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, beginning in the Commencement Quarter, the Company will be permitted to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
The Credit Facility prohibits the Company from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum consolidated tangible net worth. The maximum ratio of consolidated total indebtedness to consolidated total asset value was 67.5% for the period from July 1, 2020 through June 30, 2021 and is 65% thereafter unless and until the Commencement Quarter, following which that ratio will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) was 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter, provided that from November 12, 2021 until the earlier of December 31, 2022 and such earlier date as the Company elects to terminate this relief (such period, the “Covenant Relief Period”), the Fixed Charge Coverage Ratio that the Company must satisfy based on the four most recently ended fiscal quarters will be reduced to 1.50:1.00. The minimum consolidated tangible net worth is the sum of (i) $1.2 million, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019.
The Company would have been in default of the covenant contained in the Credit Facility requiring the Company to maintain a certain minimum Fixed Charge Coverage Ratio for the four fiscal quarter period ended September 30, 2021. Pursuant to the terms of the third amendment entered into on November 12, 2021 by the Company, the agent and the requisite lenders under the Credit Facility, the lenders waived any defaults or event of defaults under the covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and any further defaults of Events of Default (as described in the Credit Facility) resulting from the breach of the Fixed Charge Coverage Ratio covenant. In addition, as described above, the Fixed Charge Coverage Ratio the Company is required to maintain was amended for the Covenant Relief Period. There can be no assurance the Company’s lenders will consent to any amendments or waivers that may become necessary to comply with the terms of the Credit Facility in the future. Based upon the Company’s current expectations, the Company believes its operating results during the next 12 months will allow it to comply with the amended covenants under the Credit Facility.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2021 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2021 (remainder)	$326	$130	$456
2022	1,331	2,820	4,151
2023	6,469	4,497	10,966
2024	1,178	129,097	130,275
2025	1,221	154,497	155,718
Thereafter	538,893	338,734	877,627
Total	$549,418	$629,775	$1,179,193
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company’s expects LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. To transition from LIBOR under the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Credit Facility, the Company will either utilize the Base Rate (as defined in the Credit Facility), a SOFR-based rate as a benchmark rate as determined by the Agent in accordance with the terms of the Credit Facility, or an alternative benchmark otherwise established by the agent in accordance with the terms of the Credit Facility, which will be determined with due consideration to any evolving or then prevailing market practices for determining and implementing a rate of interest for U.S. dollar-denominated syndicated credit facilities. The Company has mortgages, credit facilities and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rates for LIBOR with the lenders and derivative counterparties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2021
Derivative assets, at fair value	$—	$65	$—	$65
Derivative liabilities, at fair value	—	(21,829)	—	(21,829)
Total	$—	$(21,764)	$—	$(21,764)

December 31, 2020
Derivative assets, at fair value	$—	$13	$—	$13
Derivative liabilities, at fair value	—	(38,389)	—	(38,389)
Total	$—	$(38,376)	$—	$(38,376)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of September 30, 2021. As of September 30, 2021, the Company owned four held for use properties in Texas and one held for use property in Sun City, Arizona, for which the Company had reconsidered its expected holding period and which are marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying value of the properties and recorded impairment charges to write these properties down to their estimated fair values. The Company had also previously written down other held for use properties which have subsequently been sold.
The Company used the income approach for the four held for use properties in Texas to estimate the future cash flows on an undiscounted basis expected to be generated over a ten-year holding period and concluded that the carrying value was not recoverable. The fair value measurement was determined by estimated discounted cash flows using three significant unobservable inputs, including the cash flow discount rate, terminal capitalization rate, and the estimated stabilized occupancy range. The Company used a sales approach for the one held for use property in Sun City Arizona to estimate the future cash flows on an undiscounted basis expected to be generated from the sale and concluded that the fair market value of the properties had declined. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at net realizable value on a non-recurring basis on the consolidated balance sheets as of December 31, 2020. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		September 30, 2021		December 31, 2020
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$547,989	$552,941	$548,889	$549,553
Credit Facility	3	$274,600	$271,782	$323,674	$319,558
Fannie Mae Master Credit Facilities	3	$355,175	$353,102	$355,175	$354,073

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At September 30, 2021 and December 31, 2020, the carrying values of the Credit Facility and Fannie Mae Master Credit Facilities did not approximate their fair values due to the widening of credit spreads during the periods.
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
September 30, 2021
(Unaudited)
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(In thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$21,829	$38,389
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$65	$13
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
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”) during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million and $0.6 million was recorded as an increase to interest expense for the three and nine months ended September 30, 2021 and approximately $0.6 million remained in AOCI as of September 30, 2021.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from October 1, 2021 through September 30, 2022, the Company estimates that $10.6 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2021 and December 31, 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$353	$(405)	$8,980	$(42,631)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense	$(2,786)	$(2,689)	$(8,210)	$(5,295)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive gain (loss)	$(11,775)	$(12,840)	$(36,016)	$(38,677)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were a loss of $33,000 and $32,000 for the three and nine months ended September 30, 2021, respectively, and a loss of $69,000 and $45,000 for the three and nine months ended September 30, 2020, respectively.
The Company paid $85,000 to enter into an interest rate cap contract during the nine months ended September 30, 2021 with an effective date of April 1, 2021 and notional value of $60.0 million to replace an expiring interest rate cap contract with a similar notional value.
    The Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	6	$355,175	6	$359,322

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021	$65	$—	$—	$65	$—	$—	$65
September 30, 2021	$—	$(21,829)	$—	$(21,829)	$—	$—	$(21,829)
December 31, 2020	$13	$—	$—	$13	$—	$—	$13
December 31, 2020	$—	$(38,389)	$—	$(38,389)	$—	$—	$(38,389)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $22.6 million. As of September 30, 2021, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $21.8 million at September 30, 2021.
Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, the Company had 97,847,313 and 93,775,746 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases. These include shares issued as Stock Dividends during 2020 and 2021. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.07299 shares for every outstanding share outstanding due to the Stock Dividends (including the October 2021 Stock Dividend), and are noted as such throughout the accompanying financial statements and notes. See Note 1 — Organization for additional information.
On April 1, 2021, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2020, which was approved by the Board on March 31, 2021. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
Tender Offer
On January 9, 2020, the Company announced a tender offer (the “2020 Tender Offer”) to purchase up to 200,000 shares of its common stock for cash at a purchase price equal to $8.50 per share with the proration period and withdrawal rights that expired on February 7, 2020. The Company made the 2020 Tender Offer in response to an unsolicited offer to stockholders commenced on December 31, 2019. The 2020 Tender Offer expired in accordance with the terms on February 7, 2020. In accordance with the 2020 Tender Offer, the Company accepted for purchase 200,000 shares for a total cost of approximately $1.7 million, which was funded with available cash.
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
September 30, 2021
(Unaudited)
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
On August 13, 2020, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 — Credit Facilities, which restricts the Company from repurchasing shares until no earlier than the Commencement Quarter (which has not occurred), on August 6, 2020, the Board determined that, effective on August 12, 2020, repurchases under the SRP would be suspended. The Board has also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers (see above), cumulatively through September 30, 2021.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Nine months ended September 30, 2021	—	—
Cumulative repurchases as of September 30, 2021	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2021, the Company did not issue any shares of common stock pursuant to the DRIP and during the nine months ended September 30, 2020, the Company issued 0.9 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $14.6 million. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Line (as defined below) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). The Company had 3,977,144 and 1,610,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.
In connection with an underwritten offering in October 2021 (see Note 17 — Subsequent Events), the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”).
Series A Preferred Stock
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, the Company entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which the Company has the right from time to time to sell up to an aggregate of $15.0 million of shares of its Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” The Company controls the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. The Company sold 15,000 shares of Series A Preferred Stock under the Preferred Stock Equity Line during the three and nine months ended September 30, 2021, resulting in gross proceeds of $0.4 million and net proceeds of $0.3 million after fees and commissions.
In total, the Company incurred $1.2 million in costs related to establishing the Preferred Stock Equity Line which were all initially recorded in prepaid expenses and other assets on our consolidated balance sheet. Upon receiving proceeds under the Preferred Stock Equity Line in the third quarter of 2021, the Company reclassified $30,000 of these prepaid costs to additional paid in capital in the Company’s consolidated statement of changes in equity as a reduction of the gross proceeds received under the Preferred Stock Equity Line.
Subsequent to September 30, 2021, the Company determined that it was not probable that additional proceeds would be received from the Preferred Stock Equity Line and later terminated the Preferred Stock Equity Line. As a result, the Company expensed the remaining balance of prepaid costs within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income during the three months ended September 30, 2021.
The Company did not sell any Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2020.
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
Series A Preferred Units
In September 2021, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 100,000 partnership units in the OP designated as “Series A Preferred Units”. These were recorded at fair value on the date of the acquisition at $2.6 million and were included as part of the consideration paid for the acquisition. Additionally, these are considered a non-controlling interest for the Company and were recorded as an increase in non-controlling interests on the consolidated balance sheet (see Note 13 — Non-controlling Interests for additional information).
Series B Preferred Stock
Underwritten Offering — Series B Preferred Stock
On October 6, 2021, the Company completed the initial issuance and sale of its Series B Preferred Stock and on October 12, 2021 the underwriters in the offering exercised their option to purchase additional shares of Series B Preferred Stock. For additional information, see Note 17 — Subsequent Events.
Distributions and Dividends

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 which restricts the Company from paying distributions on common stock until no earlier than the Commencement Quarter. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now issued on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The Company declared and issued Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock in each of October 2020 and January 2021 and 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April, July and October 2021. These amounts were based on the Company’s prior cash distribution rate of $0.85 per share per annum and the then-current Estimated Per-Share NAV. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2021 and December 31, 2020, the Special Limited Partner owned 9,400 and 9,008 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2021 and December 31, 2020, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through September 30, 2021.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of September 30, 2021, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. These distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the three or nine months ended September 30, 2021 or 2020.
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
September 30, 2021
(Unaudited)
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and nine months ended September 30, 2021 the Company incurred $2.1 million and $6.1 million of reimbursement expenses from the Advisor for providing administrative services, respectively. During the three and nine months ended September 30, 2020, the Company incurred $0.7 million and $5.4 million of reimbursement expenses from the Advisor for providing administrative services, respectively. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
The Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during the calendar year 2019, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $2.5 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable is being paid back to the Company over a 10-month period from January 2021 through October 2021. As of September 30, 2021, $1.0 million of this amount has been received from the Advisor.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards are paid over a ten-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.0 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and (ii) a general reduction in final bonuses for remaining personnel due to on-going negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.0 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.0 million receivable is required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022.
Reimbursements for the cash portion of 2020 bonuses paid by the Advisor to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2020, and 2021 bonuses continue to be expensed and reimbursed on a monthly basis during 2021 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all - cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
	2021	2020	2021	2020
(In thousands)	Incurred	Incurred	Incurred	Incurred	September 30, 2021		December 31, 2020
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$12	$—	$67	$70	$27		$11
Ongoing fees and reimbursements:
Asset management fees	5,175	4,997	15,268	14,991	—		—
Property management and fees (including leasing commissions)	994	987	2,814	2,978	91		288
Professional fees and other reimbursements (1)	2,050	2,243	7,318	6,172	199		(61)
Professional fees credit due from Advisor	—	(1,217)	(1,030)	(1,217)	(1,152)	(3)	(1,217)	(3)
Distributions on Class B Units (2)	—	26	—	178	—		—
Total related party operation fees and reimbursements	$8,231	$7,036	$24,437	$23,172	$(835)		$(979)
___________
(1)     Included in general and administrative expenses in the consolidated statements of operations. Includes $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, and $1.4 million and $5.1 million for the three and nine months ended September 30, 2020, respectively, subject to the Capped Reimbursement Amount.
(2)    Prior to April 1, 2015, the Company caused the OP to issue to the Advisor restricted performance based Class B Units for asset management services. As of September 30, 2021, the Board had approved the issuance of, and the OP had issued 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and no longer issues any Class B Units.
(3) Balance includes a receivable of $0.1 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, from the Advisor related to the overpayment of 2019 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, is being paid back to the Company over a ten month period from January 2021 through October 2021. Also includes a receivable of $1.0 million, as of September 30, 2021, from the Advisor related to the overpayment of 2020 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, is required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the nine months ended September 30, 2021 or 2020. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the nine months ended September 30, 2021 or 2020. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
September 30, 2021
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
The following table reflects the amount of restricted shares outstanding as of September 30, 2021 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2020	215,384	$21.11
Stock dividend	9,352	14.89
Vested	(67,327)	20.00
Unvested, September 30, 2021	157,409	$21.22
As of September 30, 2021, the Company had $3.0 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 2.6 years. Compensation expense related to restricted shares was approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2020 respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the nine months ended September 30, 2021 or 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 12 — Accumulated Other Comprehensive Loss
    The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain(loss) on Designated Derivative
Balance, December 31, 2020	$(39,673)
Other comprehensive gain (loss), before reclassifications	8,980
Amount of gain (loss) reclassified from accumulated other comprehensive gain (loss)	8,210
Rebalancing of ownership percentage	5
Balance, September 30, 2021	$(22,478)
Accumulated other comprehensive (loss) income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income is $0.6 million as of September 30, 2021.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheet is comprised of the following:

	Balance as of
(In thousands)	September 30, 2021	December 31, 2020
Series A Preferred Units held by third parties	$2,578	$—
Common OP Units held by third parties	3,823	4,016
Total Non-controlling Interests in the Operating Partnership	6,401	4,016
Non-controlling Interests in property owning subsidiaries	364	371
Total Non-controlling interests	$6,765	$4,387
Non-Controlling Interests in the Operating Partnership
For preferred and common shares issued by the Company, the Company typically issued mirror securities with substantially equivalent economic rights between the Company and the Operating Partnership. The securities held by the Company are eliminated in consolidation.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of September 30, 2021 and December 31, 2020, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the Common OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the nine months ended September 30, 2020, OP Unit non-controlling interest holders were paid distributions of $0.2 million. No distributions were paid to non-controlling interest holders during the nine months ended September 30, 2021.
The 405,998 Common OP Units outstanding as of September 30, 2021 would be redeemable for 435,630 shares of common stock, giving effect to adjustments for the impact of the Stock Dividends through October 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Series A Preferred Units
The Company is the sole general partner and holds substantially all of the Series A Preferred Units.
In September 2021, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 100,000 Series A Preferred Units, with a face value of $25.00 per unit, which were recorded at a fair value of $2.6 million, or $25.78 per unit, to the unaffiliated third party.
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. No distributions were paid to non-controlling interest holders during the nine months ended September 30, 2021.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions		Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended September 30,		Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	September 30, 2021	September 30, 2021	September 30, 2021	As of December 31, 2020	2021	2020	2021	2020
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$364	2.3%	$13,008	$12,790	—	—	—	—
_______
(1) One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (in thousands)	$(41,968)	$(10,500)	$(70,183)	$(58,055)
Basic and diluted weighted-average shares outstanding (1)	99,097,121	99,026,440	99,068,356	98,799,334
Basic and diluted net loss per share (1)	$(0.42)	$(0.11)	$(0.71)	$(0.59)
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1 — Organization for additional details).

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, Common OP Units and Class B Units to be common share equivalents. Series A Preferred Units are non-participating. The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive. The amounts in the table below have been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted shares (1)	187,108	253,806	228,019	282,801
Common OP Units (2)	435,636	435,636	435,636	435,636
Class B Units (3)	385,475	385,475	385,475	385,475
Total weighted average antidilutive common stock equivalents	1,008,219	1,074,917	1,049,130	1,103,912
________
(1) Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 157,409 and 216,187 unvested restricted shares outstanding as of September 30, 2021 and 2020, respectively.
(2) Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 405,998 Common OP Units outstanding as of September 30, 2021 and 2020. The securities held by the Company are eliminated in consolidation.
(3) Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 359,250 Class B Units outstanding as of September 30, 2021 and 2020. These Class B Units are unvested as of September 30, 2021 and 2020 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
During the nine months ended September 30, 2021 and 2020, the Company operated in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs.
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
September 30, 2021
(Unaudited)
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
The Company transitioned its four LaSalle Properties on July 1, 2020, from its triple-net leased healthcare facilities segment to its SHOP segment (collectively, the “Transition Properties”). See Note 3 — Real Estate Investments for further information about these properties and the transition. The results of operations from the Transition Properties are presented within the SHOP segment for the nine months ended September 30, 2021 and 2020. The LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. As previously reported, this segment transition has been applied retrospectively to historical periods beginning with the quarter ended September 30, 2020.
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
The following tables reconcile the segment activity, retroactively adjusted for the Transition Properties to consolidated net loss for the periods presented:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021				2021
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$27,036	$3,777	$51,193	$82,006	$79,839	$10,913	$155,850	$246,602
Property operating and maintenance	8,359	444	42,415	51,218	23,980	1,993	126,160	152,133
NOI	$18,677	$3,333	$8,778	30,788	$55,859	$8,920	$29,690	94,469
Impairment charges				(26,642)				(33,601)
Operating fees to related parties				(6,045)				(17,851)
Acquisition and transaction related				(2,198)				(2,453)
General and administrative				(4,723)				(13,318)
Depreciation and amortization				(19,786)				(59,390)
Interest expense				(11,775)				(36,016)
Interest and other income				4				60
Gain on sale of real estate investments				—				2,284
Loss on non-designated derivatives				(33)				(32)
Income tax expense				(55)				(162)
Net income attributable to non-controlling interests				331				229
Allocation for preferred stock				(1,834)				(4,402)
Net loss attributable to stockholders				$(41,968)				$(70,183)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020				2020
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities (1)	Seniors Housing — Operating Properties (1)	Consolidated
Revenue from tenants	$25,810	$4,304	$65,721	$95,835	$77,970	$11,934	$200,830	$290,734
Property operating and maintenance	8,066	828	52,784	61,678	23,106	1,850	158,233	183,189
NOI	$17,744	$3,476	$12,937	34,157	$54,864	$10,084	$42,597	107,545
Impairment charges				(1,011)				(32,842)
Operating fees to related parties				(5,984)				(17,969)
Acquisition and transaction related				(175)				(680)
General and administrative				(3,162)				(14,622)
Depreciation and amortization				(20,211)				(60,589)
Interest expense				(12,840)				(38,677)
Interest and other income				2				43
Gain on sale of real estate investments				—				2,306
Loss on non-designated derivatives				(69)				(45)
Income tax benefit (expense)				(78)				(78)
Net loss attributable to non-controlling interests				(397)				(223)
Allocation for preferred stock				(732)				(2,224)
Net loss attributable to stockholders				$(10,500)				$(58,055)
_______________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the three and nine months ended September 30, 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2021	December 31, 2020
ASSETS
Investments in real estate, net:
Medical office buildings	$1,006,298	$883,471
Triple-net leased healthcare facilities	169,850	238,427
Construction in progress	1,417	—
Seniors housing — operating properties (1)	911,896	987,050
Total investments in real estate, net	2,089,461	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	29,784	72,357
Restricted cash	26,081	17,989
Derivative assets, at fair value	65	13
Straight-line rent receivable, net	23,994	23,322
Operating lease right-of-use assets	13,790	13,912
Prepaid expenses and other assets	30,411	34,932
Deferred costs, net	14,987	15,332
Total assets	$2,228,573	$2,286,895
_____________
(1) The Transition Properties are presented within the SHOP segment as of September 30, 2021 and December 31, 2020.
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Medical office buildings	$2,100	$1,026	$3,710	$3,898
Triple-net leased healthcare facilities	—	9	73	67
Seniors housing — operating properties (1)	2,246	2,937	7,718	13,664
Total capital expenditures	$4,346	$3,972	$11,501	$17,629
______________________
(1) The results of operations from the Transition Properties are presented within the SHOP segment for the three and nine months ended September 30, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 16 — Commitments and Contingencies
As of September 30, 2021, the Company had eight operating and six direct financing lease agreements. The eight operating leases have durations, including assumed renewals, ranging from 21.1 years to 86.0 years, excluding an adjacent parking lot lease with a term of 3.0 years. The Company did not enter into any additional ground leases during the three and nine months ended September 30, 2021.
As of September 30, 2021, the Company’s balance sheet included ROU assets and liabilities of $13.8 million and $9.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 40.8 years and a weighted-average discount rate of 7.37% as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company paid cash of $0.2 million and $0.7 million, respectively, and for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.7 million, respectively, on a straight-line basis in accordance with the current accounting guidance. The Company paid cash of $0.2 million and $0.5 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2020. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of September 30, 2021:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2021 (remainder)	$176	$21
2022	712	86
2023	715	88
2024	702	90
2025	658	92
Thereafter	28,442	7,344
Total minimum lease payments	31,405	7,721
Less: amounts representing interest	(22,351)	(2,962)
Total present value of minimum lease payments	$9,054	$4,759
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of September 30, 2021. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Dividend Declaration
On October 1, 2021, the Company announced the declaration of the Stock Dividend of 0.014655 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The Stock Dividend was issued on October 15, 2021 to holders of record of the Company’s common stock at the close of business on October 12, 2021.
Underwritten Offering — Series B Preferred Stock
On October 6, 2021, the Company completed the initial issuance and sale of 3,200,000 shares of its 7.125% Series B Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $80.0 million and net proceeds of $77.2 million, after deducting underwriting discounts.
On October 12, 2021 the underwriters in the offering exercised their option to purchase additional shares of Series B Preferred Stock and the Company sold 430,000 shares Series B Preferred Stock, which generated gross proceeds of $10.8 million and resulted in net proceeds of $10.4 million after deducting underwriting discounts.
Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid.
Preferred Stock Equity Line Termination
In November 2021, the Company terminated its $15.0 million Preferred Stock Equity Line.
Credit Facility Amendment
On November 12, 2021 the Company entered into the third amendment to the agreement governing or Credit Facility. See Note 5 — Credit Facilities.

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
Overview
We are an externally managed REIT that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office buildings (“MOBs”), healthcare properties leased on a triple net basis (“NNN properties”), and senior housing operating properties (“SHOPs”). As of September 30, 2021, we owned 201 properties located in 33 states and comprised of 9.3 million rentable square feet.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of Healthcare Trust Properties, LLC (our “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP. As of September 30, 2021, we owned 54 seniors housing properties using the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
Since October 2020, we have declared and issued quarterly dividends solely in shares of our common stock. Stock dividends issued in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of our outstanding common stock. The stock dividends issued in April 2021, July 2021 and October 2021 were equal to 0.014655 shares of our common stock on each share of our outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of all five stock dividends was an increase of 6,754,203 shares. No additional shares of common stock were issued during the three and nine months ended September 30, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.07299 shares for every share outstanding due to the stock dividends. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the stock dividends and are noted as such throughout the accompanying financial statements and footnotes.
On April 1, 2021, we published a new Estimated Per-Share NAV equal to $14.50 as of December 31, 2020. Our previous Estimated Per-Share NAV was equal to $15.75 as of December 31, 2019. The Estimated Per-Share NAV reflects the October 2020 stock dividend we issued and took into consideration the January 2021 stock dividend we issued but has not been adjusted to reflect the April 2021, July 2021 or October 2021 stock dividends we issued and will not be adjusted for stock dividends we pay in the future until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Paying dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding will increase when Stock Dividends are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholders’ investment, all things equal, will not change assuming no sales or other transfers. Unless we list our common stock on a national security exchange, we intend to publish Estimated Per-Share NAV at least once annually.
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
As of September 30, 2021, our MOB segment had an occupancy of 90.9% with a weighted-average remaining lease term of 4.9 years, (based on annualized straight-line rent as of September 30, 2021), our triple-net leased healthcare facilities segment had an occupancy of 94.5% with a weighted average remaining lease term of 5.8 years (based on annualized straight-line rent as of September 30, 2021) and our SHOP segment had an occupancy of 74.8%. During the second and third quarters of 2021, we have experienced relative stability with respect to occupancy and operating costs in our SHOP portfolio, although there can be no assurance that future developments in the course of the pandemic will not cause further adverse impacts on our occupancy and cost levels. Our NNN and MOB segments have also been relatively stable during these quarters. The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our senior secured credit facility (the “Credit Facility”), which is comprised of our revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”), and the amount available for future borrowings thereunder. We would have been in default of a covenant contained in the Credit Facility requiring the Company to maintain a certain minimum Fixed Charge Coverage Ratio for the four fiscal quarter period ended September 30, 2021. We entered into an amendment to our Credit Facility on November 12, 2021, 2021 as part of our efforts to continue addressing the continuing adverse impacts of the COVID-19 pandemic on our SHOP segment. For additional information, see Note 5 — Credit Facilities and Note 17 — Subsequent Events.
For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Rent Collections
We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We have achieved mutually agreeable solutions with our tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments providing for deferral of rent. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. During the nine months ended September 30, 2021, we did not enter into any rent deferral agreements with any of our tenants and all amounts previously deferred under prior rent deferral agreements have been collected.
We have collected nearly 100% of the original cash rent due for the first nine months of 2021 in our MOB segment and 100% in our triple-net leased healthcare facilities segment. Cash rental payments for our 54 SHOPs is primarily paid for by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare. These cash rental payments are subject to timing differences, therefore we have not provided the amount of quarterly cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for the third quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. No additional rent was deferred during the three and nine months ended September 30, 2021.
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
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio has trended lower since the second half of March 2020 as government policies and implementation of infection control best practices and prospective residents’ concerns about communal-setting COVID-19 spread limited resident move-ins. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. These and other impacts of the COVID-19 pandemic have affected and could continue to affect our ability to fill vacancies. We have also continued to experience lower inquiry volumes and reduced in-person tours during the pandemic. The below table presents SHOP occupancy since the onset of the COVID-19 pandemic in March 2020:

(as of)	Number of Properties(1)	Rentable Square Feet	Percentage Leased
December 31, 2019	59	4,314,517	85.7%
March 31, 2020	63	4,559,412	84.1%
June 30, 2020	63	4,559,412	79.5%
September 30, 2020	67	4,662,165	77.9%
December 31, 2020	59	4,367,124	75.1%
March 31, 2021	55	4,265,466	72.7%
June 30, 2021	54	4,133,166	73.2%
September 30, 2021	54	4,133,166	74.8%
(1) Exclusive of two land parcels.
The declines in revenue we experienced during the first nine months of 2021, as compared to the first nine months of 2020, were primarily attributable to this decline in occupancy and our SHOP disposals. In addition, starting in mid-March of 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At our SHOP facilities, we bear these cost increases. These trends accelerated beginning in the second quarter of 2020, and continued into 2021. There can be no assurance, however, that future developments in the course of the pandemic will not cause further adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have a material adverse effect on our revenues and income in the other quarters. We believe that, as infections decline and more vaccinations are administered during 2021, our occupancy may further increase. However, there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID-19 variants.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing funding to Medicare providers during the COVID-19 pandemic. Funds provided under the program are required to be used for the preparation, prevention, and medical response to COVID-19, and are designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the nine months ended September 30, 2021, we received $5.1 million in funding from CARES Act grants. Previously, we received $3.6 million in grants during the year ended December 31, 2020, $0.5 million and $3.6 million of which was received in the three and nine months ended September 30, 2020, respectively. Subsequent to September 30, 2021, we applied for additional funds under the CARES Act, however, there can be no assurance that any funds requested will actually be received. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statement of operations during the nine months ended September 30, 2021. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2021:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office Buildings	131	4,285,174	90.9%		4.9	$1,239,699
Triple-Net Leased Healthcare Facilities:
Hospitals	6	514,962	90.7%		5.5	124,677
Post-Acute / Skilled Nursing	8	354,016	100.0%		6.1	86,574
Total Triple-Net Leased Healthcare Facilities	14	868,978	94.5%		5.8	211,251
Seniors Housing — Operating Properties	54	4,133,166	74.8%	(4)	N/A	1,166,826
Land	2	N/A	N/A		N/A	3,665
Total Portfolio	201	9,287,318				$2,621,441

_______________
(1)Inclusive of leases signed but not yet commenced as of September 30, 2021.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of September 30, 2021.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of September 30, 2021) net of gross market lease intangible liabilities ($23.1 million total as of September 30, 2021). Impairment charges are already reflected within gross asset value.
(4)Weighted by unit count as of September 30, 2021. SHOP units were 74.3% occupied.
N/A    Not applicable.

Results of Operations
We operate in three reportable business segments for management and internal financial reporting purposes: MOBs, triple-net leased healthcare facilities, and SHOPs. In our MOB operating segment, we own, manage and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our triple-net leased healthcare facilities operating segment, we own, manage and lease seniors housing properties, hospitals, post-acute care and skilled nursing facilities throughout the United States under long-term triple-net leases, and tenants are generally directly responsible for all operating costs of the respective properties. Our Property Manager or third party managers manage our MOBs and our triple-net leased healthcare facilities. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of September 30, 2021, we had six eligible independent contractors operating 54 SHOPs (not including two land parcels). All of our properties across all three business segments are located throughout the United States.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2021, we owned 201 properties. There were 178 properties owned for the entire year ended December 31, 2020 and the nine months ended September 30, 2021 (our “Same Store” properties). Our Same Store properties include two vacant land parcels. Since January 1, 2020, we acquired 23 properties (our “Acquisitions”) and disposed of 15 properties (our “Dispositions”). As described in more detail under “Results of Operations — Comparison of the Three Months Ended September 30, 2021 — Transition Properties” below, our Same Store properties include four Transition Properties that were transitioned from Senior Housing - Triple Net Leased to our SHOP segment effective July 1, 2020. These four Transition Properties were owned for the entire same store period and merely moved between segments. We retroactively adjusted our Same Store for those segments to include the Transition Properties as part of our Same Store in our SHOP segment and excluded them from the Same Store in our triple-net leased healthcare facilities segment (each segment as so retroactively adjusted, the “Segment Same Store”). See Note 3 — Real Estate Investments, Net for further information about the Transition Properties and the transition.
The following table presents a roll-forward of our properties owned from January 1, 2020 to September 30, 2021:

Number of Properties
Number of properties, January 1, 2020	193
Acquisition activity during the year ended December 31, 2020	9
Disposition activity during the year ended December 31, 2020	(9)
Number of properties, December 31, 2020	193
Acquisition activity during the nine months ended September 30, 2021	14
Disposition activity during the nine months ended September 30, 2021	(6)
Number of properties, September 30, 2021	201

Number of Same Store Properties (1)	178
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
Comparison of the Three Months Ended September 30, 2021 and 2020
Net loss attributable to common stockholders was $42.0 million and $10.5 million for the three months ended September 30, 2021 and 2020, respectively. The following table shows our results of operations for the three months ended September 30, 2021 and 2020 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$
Revenue from tenants	$82,006	$95,835	$(13,829)

Operating expenses:
Property operating and maintenance	51,218	61,678	(10,460)
Impairment charges	26,642	1,011	25,631
Operating fees to related parties	6,045	5,984	61
Acquisition and transaction related	2,198	175	2,023
General and administrative	4,723	3,162	1,561
Depreciation and amortization	19,786	20,211	(425)
Total expenses	110,612	92,221	18,391
Operating income (loss) before gain on sale of real estate investments	(28,606)	3,614	(32,220)
Gain on sale of real estate investments	—	—	—
Operating loss	(28,606)	3,614	(32,220)
Other income (expense):
Interest expense	(11,775)	(12,840)	1,065
Interest and other income	4	2	2
(Loss) gain on non-designated derivatives	(33)	(69)	36
Total other expenses	(11,804)	(12,907)	1,103
Loss before income taxes	(40,410)	(9,293)	(31,117)
Income tax expense	(55)	(78)	23
Net loss	(40,465)	(9,371)	(31,094)
Net (income) loss attributable to non-controlling interests	331	(397)	728
Allocation for preferred stock	(1,834)	(732)	(1,102)
Net loss attributable to common stockholders	$(41,968)	$(10,500)	$(31,468)
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
As described in more detail below, our Same Store includes the four Transition Properties, which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the third quarter of 2020 and were reflected on this basis beginning with the Company’s quarterly filing for September 30, 2020.
During the three months ended September 30, 2021, as shown in more detail in the table below, the Transition Properties contributed approximately $(0.4) million of net operating income (loss) (“NOI”). The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties’ NOI before and after adjusting for the Transition Properties as described above, to arrive at “Segment Same Store” results. Our MOB segment was not affected by the Transition Properties.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$5,125	$(1,348)	$3,777	$5,559	$(1,509)	$4,050	$(434)	$161	$(273)
Less: Property operating and maintenance	2,210	(1,773)	437	2,553	(1,896)	657	(343)	123	(220)
NOI	$2,915	$425	$3,340	$3,006	$387	$3,393	$(91)	$38	$(53)

SHOP Segment
Revenue from tenants	$45,149	$1,348	$46,497	$49,485	$1,509	$50,994	$(4,336)	$(161)	$(4,497)
Less: Property operating and maintenance	37,614	1,773	39,387	37,423	1,896	39,319	191	(123)	68
NOI	$7,535	$(425)	$7,110	$12,062	$(387)	$11,675	$(4,527)	$(38)	$(4,565)

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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended September 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$24,840	$25,160	$(320)	$2,196	$650	$1,546	$—	$—	$—	$27,036	$25,810	$1,226
Less: Property operating and maintenance	7,804	7,937	(133)	555	129	426	—	—	—	8,359	8,066	293
NOI	$17,036	$17,223	$(187)	$1,641	$521	$1,120	$—	$—	$—	$18,677	$17,744	$933
_______________
(1)Our MOB segment included 112 Same Store properties.
(2)Our MOB segment included 19 Acquisition properties.
(3)Our MOB segment included one Disposition property.
(4)Our MOB segment included 131 properties.
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
During the three months ended September 30, 2021, the MOB segment contributed a $0.9 million increase in NOI as compared to the three months ended September 30, 2020 primarily as a result of our 19 MOB acquisitions during the period from January 1, 2020 through September 30, 2021, partially offset by a $0.2 million decrease in NOI from our Same Store properties.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the three months ended September 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$3,777	$4,050	$(273)	$—	$—	$—	$—	$254	$(254)	$3,777	$4,304	$(527)
Less: Property operating and maintenance	437	657	(220)	—	—	—	7	171	(164)	444	828	(384)
NOI	$3,340	$3,393	$(53)	$—	$—	$—	$(7)	$83	$(90)	$3,333	$3,476	$(143)
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

During the three months ended September 30, 2021, revenue from tenants in our triple-net leased healthcare facilities segment decreased $0.5 million compared to the three months ended September 30, 2020, and was primarily driven by our Disposition Properties of $0.2 million as well as by a $0.3 million decrease from our Same Store properties.
Property operating and maintenance expenses which primarily relates to property taxes and operating expenses, were $0.4 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.4 million was primarily driven by our Disposition properties of $0.2 million and by a $0.2 million decrease in our Same Store properties.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended September 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$46,497	$50,994	$(4,497)	$3,815	$3,695	$120	$881	$11,032	$(10,151)	$51,193	$65,721	$(14,528)
Less: Property operating and maintenance	39,387	39,319	68	2,952	3,071	(119)	76	10,394	(10,318)	42,415	52,784	(10,369)
NOI	$7,110	$11,675	$(4,565)	$863	$624	$239	$805	$638	$167	$8,778	$12,937	$(4,159)
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
During the three months ended September 30, 2021, revenues from tenants decreased by $14.5 million in our SHOP segment as compared to the three months ended September 30, 2020 which was primarily driven by a decrease in revenue of $4.5 million due to our Same Store properties, which includes our Transition Properties, as well as a decrease in revenue of $10.2 million due to our Disposition properties. These revenue decreases were partially offset by an increase of $0.1 million due to our Acquisition properties.
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of the impact of COVID-19 as discussed in Management Update on the Impacts of the COVID-19 Pandemic. Regulatory and government-imposed restrictions and infectious disease protocols have hindered, and continue to hinder, our ability to accommodate and conduct in-person tours, process and attract new move-ins at our SHOPs and these and other impacts of the COVID-19 pandemic have affected, and could continue to affect, our ability to fill vacancies.
In addition, we generated a portion of our SHOP revenue from skilled nursing facilities (which include ancillary revenue from non-residents) at one of our Same Store SHOPs. This ancillary revenue decreased $0.6 million from $0.7 million during the three months ended September 30, 2020 to $0.1 million during the quarter ended September 30, 2021 as a result of limited services offered at our skilled nursing facilities during the COVID-19 pandemic to protect our residents and on-site staff. Our two largest skilled nursing facilities in Lutz, Florida and Wellington, Florida were sold in December 2020 and May 2021, respectively. These properties generated ancillary revenue during the three months ended September 30, 2020 of $2.1 million which is included in our Disposition Properties. As a result of these dispositions, we expect ancillary revenue to continue to decline in future quarters relative to prior quarters where we owned these properties.
During the three months ended September 30, 2021, property operating and maintenance expenses decreased $10.4 million in our SHOP segment as compared to the three months ended September 30, 2020, primarily due to a decrease of $10.3 million from our Disposition properties and a decrease of $0.1 million from our Acquisition properties. These decreases were partially offset by an increase of $0.1 million from our Same Store properties, which include our Transition Properties.
We received funds from the CARES Act in the three months ended September 30, 2020 totaling $0.5 million, which did not recur in the three months ended September 30, 2021. The funds received in 2020 were primarily due to our Lutz, Florida and Wellington, Florida properties which were sold in December 2020 and May 2021, respectively, and the impact of the receipt of these funds is reflected as part of our Disposition Properties in the table above. There can be no assurance that the CARES Act program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We incurred $26.6 million of impairment charges for the three months ended September 30, 2021 related to our LaSalle Properties. As a result of changes to our expected holding period for these properties, we determined that projected cash flows, on an undiscounted basis, did not equal or exceed the carrying value of the properties over its intended holding period, and concluded that the fair market value of the properties had declined. The fair value measurement was determined by estimated discounted cash flows using three significant unobservable inputs, including the cash flow discount rate, terminal capitalization rate, and the estimated stabilized occupancy range. Accordingly, we wrote the properties down to their estimated fair values.
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
Operating Fees to Related Parties
Operating fees to related parties were $6.0 million for the three months ended September 30, 2021 and September 30, 2020.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.2 million and $5.0 million in the three months ended September 30, 2021 and 2020, respectively. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements. Variable asset management fees will further increase with additional equity offerings, if any, including the Series B Preferred Stock issued in October 2021 (see Note 17 — Subsequent Events for additional information).
Property management fees were $1.0 million for the three months ended September 30, 2021 and $1.0 million for the three months ended September 30, 2020. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $2.2 million for the three months ended September 30, 2021, compared to approximately $0.2 million for the three months ended September 30, 2020. This increase is primarily due to the write-off of offering costs relating to the Preferred Equity Line of $1.2 million, a $0.2 million settlement related to our Jupiter, Florida disposition which occurred in the second quarter of 2021 and $0.6 million of non-recurring litigation costs related to our Michigan dispositions which occurred in the first quarter of 2021.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million to $4.7 million for the three months ended September 30, 2021 compared to $3.2 million for the three months ended September 30, 2020, which includes $2.1 million and $2.3 million (before professional fees described below) for the three months ended September 30, 2021 and September 30, 2020, respectively, incurred in expense reimbursements and distributions on partnership units of the OP designated as “Class B Units” (“Class B Units”) to related parties. Class B Units will not receive distributions, and no expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash.
The majority of the increase is due to a $1.2 million reduction of expense from the professional fee credits recorded in the third quarter of 2020 related to 2019 bonus awards made by the Advisor to employees of the Advisor. There was no similar reduction in the three months ended September 30, 2021, however, a similar professional fee credit of $1.0 million was reflected in the three months ended June 30, 2021 (i.e. the previous quarter) relating to the 2020 bonuses. This increase was also due to higher auditing expenses of $0.2 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.4 million to $19.8 million for the three months ended September 30, 2021 from $20.2 million for the three months ended September 30, 2020. The decrease was primarily due to reduced depreciation and amortization as a result of our dispositions partially offset by additional depreciation from our recent acquisitions.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2021 and 2020 we did not dispose of any properties.
Interest Expense
Interest expense decreased by $1.1 million to $11.8 million for the three months ended September 30, 2021 from $12.8 million for the three months ended September 30, 2020. The decrease in interest expense resulted from lower average balances of amounts outstanding under our Revolving Credit Facility during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. As of September 30, 2021 our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 3.56% per year. As of September 30, 2020, we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.57% per year.
Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $4,000 and a $2,000 income for the three months ended September 30, 2021 and 2020, respectively.
(Loss) Gain on Non-Designated Derivatives
The (loss) in the three months ended September 30, 2021 and the loss in the three months ended September 30, 2020 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased by our TRS. We recorded an income tax expense of $0.1 million for the three months ended September 30, 2021 and 2020.
Because of our TRS’s recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets as of September 30, 2021. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.3 million for the three months ended September 30, 2021 and net income attributable to non-controlling interests was $0.4 million for the three months ended September 30, 2020. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to common stockholders was $70.2 million and $58.1 million for the nine months ended September 30, 2021 and 2020, respectively. The following table shows our results of operations for the nine months ended September 30, 2021 and 2020 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$
Revenue from tenants	$246,602	$290,734	$(44,132)

Operating expenses:
Property operating and maintenance	152,133	183,189	(31,056)
Impairment charges	33,601	32,842	759
Operating fees to related parties	17,851	17,969	(118)
Acquisition and transaction related	2,453	680	1,773
General and administrative	13,318	14,622	(1,304)
Depreciation and amortization	59,390	60,589	(1,199)
Total expenses	278,746	309,891	(31,145)
Operating loss before gain on sale of real estate investments	(32,144)	(19,157)	(12,987)
Gain on sale of real estate investments	2,284	2,306	(22)
Operating (loss) income	(29,860)	(16,851)	(13,009)
Other income (expense):
Interest expense	(36,016)	(38,677)	2,661
Interest and other income	60	43	17
Loss on non-designated derivatives	(32)	(45)	13
Total other expenses	(35,988)	(38,679)	2,691
Loss before income taxes	(65,848)	(55,530)	(10,318)
Income tax expense	(162)	(78)	(84)
Net loss	(66,010)	(55,608)	(10,402)
Net (income) loss attributable to non-controlling interests	229	(223)	452
Preferred stock dividends	(4,402)	(2,224)	(2,178)
Net loss attributable to common stockholders	$(70,183)	$(58,055)	$(12,128)

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

As discussed in more detail below, our Same Store includes the four Transition Properties, which transitioned from our triple-net leased healthcare facilities segment to our SHOP segment during the third quarter of 2020 and were reflected on this basis beginning with the Company’s quarterly filing for September 20, 2020.
During the nine months ended September 30, 2021, as shown in more detail in the table below, the Transition Properties contributed approximately $0.9 million of NOI. The results of operations of the Transition Properties are included in Segment Same Store with respect to the SHOP segment. The bad debt expense relating to the Transition Properties is included as a reduction to revenue from tenants on the consolidated statement of operations.
For purposes of the discussion and analysis of the segment results of operations during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, the results of operations for the Transition Properties are included as part of our SHOP segment and excluded from our triple-net leased healthcare facilities segment.
The following table presents by segment Same Store properties NOI before and after adjusting for the Transition Properties as described above, to arrive at ‘Segment Same Store’ results. Our MOB segment was not affected by the Transition Properties.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			Increase (Decrease)
(Dollar amounts in thousands)	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store	Same Store Properties	Transition Properties	Segment Same Store
NNN Segment
Revenue from tenants	$15,128	$(4,018)	$11,110	$15,366	$(3,808)	$11,558	$(238)	$(210)	$(448)
Less: Property operating and maintenance	6,091	(4,901)	1,190	6,247	(4,935)	1,312	(156)	34	(122)
NOI	$9,037	$883	$9,920	$9,119	$1,127	$10,246	$(82)	$(244)	$(326)

SHOP Segment
Revenue from tenants	$135,364	$4,018	$139,382	$152,036	$3,808	$155,844	$(16,672)	$210	$(16,462)
Less: Property operating and maintenance	107,482	4,901	112,383	114,575	4,935	119,510	(7,093)	(34)	(7,127)
NOI	$27,882	$(883)	$26,999	$37,461	$(1,127)	$36,334	$(9,579)	$244	$(9,335)
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
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the nine months ended September 30, 2021 and 2020:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$75,507	$76,218	$(711)	$4,082	$1,525	$2,557	$250	$227	$23	$79,839	$77,970	$1,869
Less: Property operating and maintenance	22,980	22,795	185	1,000	275	725	—	36	(36)	23,980	23,106	874
NOI	$52,527	$53,423	$(896)	$3,082	$1,250	$1,832	$250	$191	$59	$55,859	$54,864	$995
_______________
(1)Our MOB segment included 112 Same Store properties.
(2)Our MOB segment included 19 Acquisition properties.
(3)Our MOB segment included one Disposition properties.
(4)Our MOB segment included 131 properties.
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
During the nine months ended September 30, 2021, the MOB segment contributed a $1.0 million increase in NOI as compared to the nine months ended September 30, 2020. Of our 23 Acquisitions during the period from January 1, 2020 through September 30, 2021, 19 were MOBs which contributed a $1.8 million increase in NOI and our one MOB Disposition property contributed a $0.1 million increase in NOI. These increases were partially offset by our Same Store properties which contributed a $0.9 million decrease in NOI, which was primarily due to lower average occupancy in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Segment Results — Triple-Net Leased Healthcare Facilities
The following table presents the components of NOI and the period to period change within our triple-net leased healthcare facilities segment for the nine months ended September 30, 2021 and 2020:

	Same Store (1)			Acquisitions(2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$11,110	$11,558	$(448)	$—	$—	$—	$(197)	$376	$(573)	$10,913	$11,934	$(1,021)
Less: Property operating and maintenance	1,190	1,312	(122)	—	—	—	803	538	265	1,993	1,850	143
NOI	$9,920	$10,246	$(326)	$—	$—	$—	$(1,000)	$(162)	$(838)	$8,920	$10,084	$(1,164)
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
During the nine months ended September 30, 2021, revenue from tenants in our triple-net leased healthcare facilities segment decreased $1.0 million compared to the nine months ended September 30, 2020 due to our Disposition property as well as a $0.4 million decrease from our Same Store properties.
Property operating and maintenance, which primarily relates to property taxes and operating expenses, increased to $2.0 million during the nine months ended September 30, 2021 from $1.9 million in the nine months ended September 30, 2020.

Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the nine months ended September 30, 2021 and 2020:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$139,382	$155,844	$(16,462)	$11,005	$8,952	$2,053	$5,463	$36,034	$(30,571)	$155,850	$200,830	$(44,980)
Less: Property operating and maintenance	112,383	119,510	(7,127)	8,616	7,301	1,315	5,161	31,422	(26,261)	126,160	158,233	(32,073)
NOI	$26,999	$36,334	$(9,335)	$2,389	$1,651	$738	$302	$4,612	$(4,310)	$29,690	$42,597	$(12,907)
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
During the nine months ended September 30, 2021, revenues from tenants decreased by $45.0 million in our SHOP segment as compared to the nine months ended September 30, 2020, primarily giving effect to a $30.6 million decrease from our Disposition properties, and a decrease of $16.5 million from our Same Store properties, which includes our Transition Properties. These decreases were partially offset by $2.1 million of additional revenue through our Acquisition properties. For the nine months ended September 30, 2021, an additional $0.8 million was generated through COVID-19 surcharges for PPE as compared to $1.1 million in PPE billings during the nine months ended September 30, 2020. We also offered $0.1 million of rent concessions related to COVID-19 in the nine months ended September 30, 2021 as compared to $0.8 million of rent concessions granted during the nine months ended September 30, 2020.
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of COVID-19 as discussed in Management Update on the Impacts of the COVID-19 Pandemic. Regulatory and government-imposed restrictions and infectious disease protocols have hindered and continue to hinder our ability to accommodate and conduct in-person tours and process and attract new move-ins at our SHOPs which has affected and could continue to affect our ability to fill vacancies.
In addition, we also generate a portion of our SHOP revenue from skilled nursing facilities (including ancillary revenue from non-residents) at one of our same store SHOPs. This revenue decreased $0.2 million from $1.3 million during the nine months ended September 30, 2020 to $1.1 million during the nine months ended September 30, 2021 as a result of limited services we offered at our facilities during the COVID-19 pandemic to protect our residents and on-site staff. Our two largest skilled nursing facilities in Lutz, Florida and Wellington, Florida were sold in December 2020 and May 2021, respectively. These properties generated ancillary revenue during the nine months ended September 30, 2021 and 2020 of $1.6 million and $7.8 million, respectively, which is included in our Disposition Properties. As a result of these dispositions, we expect ancillary revenue to continue to decline in future quarters relative to prior quarters where we owned these properties.
During the nine months ended September 30, 2021, property operating and maintenance expenses decreased $32.1 million in our SHOP segment as compared to the nine months ended September 30, 2020, primarily due to a decrease of $26.3 million from our Disposition properties and a decrease of $7.1 million from our Same Store properties, which includes our Transition Properties. These decreases were partially offset by an increase of $1.3 million due to our Acquisition properties.
Our property operating and maintenance expenses for our Same Store properties decreased due to $5.6 million in CARES Act funds received which predominately related to our Same Store properties in 2021. In addition, we had lower operating costs as a result of lower occupancy levels as well as some lessening of COVID-related costs as compared to 2020. We received $3.1 million of CARES Act funds in 2020 and were primarily received by our Lutz, Florida and Wellington, Florida properties to reduce operating expenses, which were sold in December 2020 and May 2021, respectively. The impact of the receipt of these funds is reflected as a reduction of operating expenses of our Disposition Properties in the table above. There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations

Impairment Charges
We recorded $33.6 million and $32.8 million of impairment charges for the nine months ended September 30, 2021 and 2020, respectively. The impairment charges for the nine months ended September 30, 2021 relate to a $0.9 million impairment on our Wellington property, which was recorded to adjust the carrying value to its fair value as determined by its PSA, a $6.1 million impairment related to a NNN property located in Sun City, Arizona, and $26.6 million related to our LaSalle properties.
During the second quarter of 2021, we identified the Sun City, Arizona property for potential disposal. As a result of changes to our expected holding period, we determined that projected cash flows, on an undiscounted basis over their intended holding periods, did not recover the carrying value of the properties. During July 2021, we entered into a non-binding letter of intent to sell the property and as a result, we determined that the fair market value of the property had declined and recorded an impairment charge of $6.1 million during the nine months ended September 30, 2021.
We also incurred $26.6 million of impairment charges for the nine months ended September 30, 2021 related to our active marketing of the LaSalle Properties. As a result of changes to our expected holding period, we determined that projected cash flows did not recover the carrying value of the properties on an undiscounted basis over its intended holding period, and concluded that the fair market value of the properties had declined. Accordingly, we wrote the properties down to their estimated fair values.
The impairment charges for the nine months ended September 30, 2020 primarily related to assets held for sale during that period which had carrying values in excess of their fair values of $19.0 million, as well as impairments related to assets held for use of $13.8 million.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the nine months ended September 30, 2021 and 2020.
Operating Fees to Related Parties
Operating fees to related parties decreased $0.1 million to $17.9 million for the nine months ended September 30, 2021 from $18.0 million for the nine months ended September 30, 2020.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended September 30, 2021 and 2020 for additional information). Asset management fees were $15.3 million and $15.0 million for the nine months ended September 30, 2021 and 2020, respectively. While we had not previously raised any equity since the fourth quarter of 2019, in May 2021, we raised net proceeds pursuant to an underwritten offering of our Series A Preferred Stock and, in August 2021, we raised net proceeds from Series A Preferred Stock issued under our preferred equity line, resulting in higher variable base management fees with respect to these equity issuances in the nine months ended September 30, 2021 than in the comparable period in 2020. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements. Variable asset management fees will further increase with additional equity offerings, if any, including the Series B Preferred Stock issuance completed in October 2021 (see Note 17 — Subsequent Events for additional information).
Property management fees decreased $0.2 million to $2.8 million during the nine months ended September 30, 2021 from $3.0 million for the nine months ended September 30, 2020. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $2.5 million for the nine months ended September 30, 2021 and $0.7 million for the nine months ended September 30, 2020. This increase is primarily due to the write-off of offering costs relating to the Preferred Equity Line of $1.2 million, a $0.2 million settlement related to our Jupiter, Florida disposition which occurred in the second quarter of 2021 and $0.7 million of litigation costs related to our Michigan dispositions which occurred in the first quarter of 2021.
General and Administrative Expenses
General and administrative expenses decreased $1.3 million to $13.3 million for the nine months ended September 30, 2021 compared to $14.6 million for the nine months ended September 30, 2020. Both periods include $6.3 million for the nine months ended September 30, 2021 and 2020, incurred in expense reimbursements and distributions on partnership units of the OP designated as Class B Units to related parties. Class B Units will not receive cash distributions, and no further expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash.

The decrease was primarily due the decrease in distributions on Class B Units of $0.2 million, lower auditing expenses of $0.3 million, lower printing expenses of $0.5 million, and lower transfer agent expenses of $0.4 million. These decreases were partially offset by higher miscellaneous costs of $0.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Both the nine months ended September 30, 2021 and 2020 include reductions of expenses related to 2020 and 2019 employee bonuses, respectively, of $1.0 million and $1.2 million of professional fee credits from the Advisor. For additional details on the 2020 and 2019 bonus awards, see Note 9 — Related Party Transactions and Agreements to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $1.2 million to $59.4 million for the nine months ended September 30, 2021 from $60.6 million for the nine months ended September 30, 2020. The decrease was due to a decrease in Same Store depreciation and amortization of $1.0 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $2.1 million, partially offset by an increase due to our acquisitions of approximately $1.9 million.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2021, we transferred the remaining four SHOPs in Michigan to the buyer at a second closing in the first quarter of 2021 and as a result, we recorded a loss on sale of $0.2 million. The first closing of the transaction occurred during the year ended December 31, 2020 when the purchase price for all 11 properties subject to the transaction was actually received from the buyer. We also sold our skilled nursing facility in Wellington, Florida and our development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the consolidated statement of operations for the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, we sold one MOB property which resulted in a gain on sale of $2.3 million. The property sold for a contract price of $8.6 million.
Interest Expense
Interest expense decreased $2.7 million to $36.0 million for the nine months ended September 30, 2021 from $38.7 million for the nine months ended September 30, 2020. The decrease in interest expense resulted from lower average balances of amounts outstanding under our Revolving Credit Facility during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. As of September 30, 2021, we had total borrowings of $1.2 billion, at a weighted average interest rate of 3.56% per year. As of September 30, 2020 we had total borrowings of $1.3 billion, at a weighted average interest rate of 3.57% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.1 million for the nine months ended September 30, 2021 and $43,000 for the nine months ended September 30, 2020.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the nine months ended September 30, 2021 and 2020 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit (Expense)
Income taxes generally relate to our SHOPs, which are leased by our TRS. We recorded an income tax expense of $0.2 million for the nine months ended September 30, 2021. We did not have a material income tax expense or benefit during the nine months ended September 30, 2020.
Because of our TRS’s recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax asset through September 30, 2021. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).

Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.2 million for the nine months ended September 30, 2021 and net income attributable to non-controlling interests was approximately $0.2 million for the nine months ended September 30, 2020, which represents the portion of our net income that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), common OP Units held by third parties, and other non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the nine months ended September 30, 2021, net cash provided by operating activities was $26.0 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $30.2 million (net loss of $66.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), a decrease in prepaid expenses and other assets of $0.2 million and an increase in deferred rent and other liabilities of $0.5 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $2.8 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees and by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.7 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $63.2 million. The cash used in investing activities included $146.1 million for the acquisition of one property and $11.5 million in capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2020 was $101.8 million. The cash used in investing activities included $91.0 million for the acquisition of eight properties and $17.6 million in capital expenditures. These cash outflows were partially offset by proceeds from sale of real estate of $8.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $2.7 million during the nine months ended September 30, 2021 related to cash outflows of payments of deferred financing costs of $0.2 million and dividends paid to preferred stockholders of $3.3 million, payments for derivative instruments of $0.1 million and principal payments on mortgages of $0.9 million.
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
As of September 30, 2021, we had $29.8 million of cash and cash equivalents. Our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of September 30, 2021, $166.5 million was available for future borrowings under our Revolving Credit Facility. Certain other restrictions and conditions described below will apply until the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and, as added by the third amendment, the Covenant Relief Period (as defined below) has terminated. The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We did not satisfy the conditions during the quarter ended September 30, 2021 in order to elect the quarter ending December 31, 2021 as the Commencement Quarter. There can be no assurance as to if, or when, we will elect to do so, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock and Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
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
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock and holders of Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and proceeds from the Revolving Credit Facility, which may include amounts reborrowed following the repayments we were or are required to make thereunder.
Our principal demands for cash are for acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as the on-going impact of COVID-19 on our tenants and operators and our ability to complete our pending dispositions on their contemplated terms, or at all.
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, we entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we had the right from time to time to sell up to an aggregate of $15.0 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” We controlled the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley was obligated to make purchases from time to time of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. We sold 15,000 shares of Series A Preferred Stock under the Preferred Stock Equity Line during the three and nine months ended September 30, 2021, resulting in gross proceeds of $0.4 million and net proceeds of $0.3 million after fees and commissions. We did not sell any Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2020. In November 2021, we terminated the $15.0 million Preferred Stock Equity Line, see Note 17 — Subsequent Events for additional information.
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
Series B Preferred Stock Offering

On October 6, 2021, we completed the initial issuance and sale of 3,200,000 shares of our 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $80.0 million and net proceeds of $77.2 million, after deducting underwriting discounts. On October 8, 2021 the underwriters in the offering exercised their option to purchase additional shares of Series B Preferred Stock and we sold 430,000 shares Series B Preferred Stock, which generated gross proceeds of $10.8 million and resulted in net proceeds of $10.4 million after deducting underwriting discounts. Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid. See Note 17 — Subsequent Events for additional information.
Financings
As of September 30, 2021, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 43.8%. Net debt totaled $1.1 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($29.8 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities $23.1 million. Impairment charges are already reflected within gross asset value.
As of September 30, 2021, we had total gross borrowings of $1.2 billion, at a weighted average interest rate of 3.6%. As of December 31, 2020, we had total gross borrowings of $1.2 billion at a weighted average interest rate of 3.6%. As of September 30, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.0 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of September 30, 2021 was $118.0 million. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility.
Mortgage Notes Payable
As of September 30, 2021, we had $549.4 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2021 are $0.3 million.
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
In March 2020, we borrowed an additional $95.0 million under the Revolving Credit Facility a portion of which was used for general corporate purposes. We repaid $174.1 million of amounts outstanding under our revolving credit facility during the nine months ended September 30, 2021, derived from all $88.0 million of net proceeds of our dispositions of the Wellington, Florida and Jupiter, Florida properties, all $56.7 million of proceeds from our May 2021 Series A Preferred Stock offering. The remainder of the repayment was funded with cash on hand. After these repayments, we borrowed $125.0 million, all of which was used to fund subsequent acquisitions.
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may, subject to conditions, be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of September 30, 2021, $274.6 million was outstanding under the Credit Facility and the unused borrowing availability under the Credit Facility was $166.5 million. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
As of September 30, 2021, $150.0 million was outstanding under our Term Loan, and $124.6 million was outstanding under the Revolving Credit Facility. The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of September 30, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 3.37% and 5.02%, respectively. The Credit Facility prohibits us from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) on a quarterly basis and a minimum consolidated tangible net worth. We entered into an amendment to our Credit Facility on November 12, 2021 as part of our efforts to continue addressing the continuing adverse impacts of the COVID-19 pandemic on our SHOP segment.
We would have been in default of a covenant contained in the Credit Facility requiring the Company to maintain a certain minimum Fixed Charge Coverage Ratio for the four fiscal quarter period ended September 30, 2021. Pursuant to the terms of a third amendment entered into on November 12, 2021 by us, the agent and the requisite lenders under the Credit Facility, the lenders waived any defaults or event of defaults under the covenant requiring us to maintain a Fixed Charge Coverage Ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and any further defaults or Events of Default (as defined in the Credit Facility) resulting from the breach of the Fixed Charge Coverage Ratio covenant. In addition, as described above, the Fixed Charge Coverage Ratio we are required to maintain was reduced until the earlier of December 31, 2022, and such earlier date as we elect to terminate this relief. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with the terms of the Credit Facility in the future. Based upon our current expectations, we believe our operating results during the next 12 months will allow us to comply with the amended covenants under the Credit Facility.
Pursuant to the terms of the Credit Facility, in October 2021, the net proceeds from our Series B Preferred Stock offering of $87.6 million were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid.
Fannie Mae Master Credit Facilities
As of September 30, 2021, $355.2 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool or by borrowing-up against the increased value of the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Future advances based on the increased value of the collateral pool may only occur until November 2021 and not more than once annually for each of the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026.
Capital Expenditures
During the nine months ended September 30, 2021, our capital expenditures were $11.5 million, of which $3.7 million related our MOB segment, $0.1 million related to our NNN segment, and $7.7 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2021, however, given the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Nine Months Ended September 30, 2021
During the nine months ended September 30, 2021, we completed the acquisition of eight multi-tenant MOBs and six single-tenant MOBs for an aggregate contract purchase price of $147.4 million. These acquisitions were funded with cash on hand and borrowings from our Revolving Credit Facility, and, in one case, in part by the issuance of our Series A Preferred OP Units.
Acquisitions — Subsequent to September 30, 2021
We have not acquired any properties subsequent to September 30, 2021. We have signed two definitive purchase and sale agreements (“PSAs”) to acquire two MOB properties for an aggregate contract purchase price of $5.9 million, and we have signed one non-binding LOIs to acquire one MOB property for an aggregate purchase price of $7.1 million. We anticipate using cash on hand and borrowings from our Revolving Credit Facility to fund the consideration required to complete these acquisitions. The PSAs are subject to conditions and the LOI is non-binding. There can be no assurance we will complete any of these acquisitions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
Dispositions — Nine Months Ended September 30, 2021
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
Dispositions — Subsequent to September 30, 2021
Subsequent to September 30, 2021 we did not dispose of any properties. We have entered into two PSAs to dispose of one NNN property in Sun City, Arizona for $9.5 million which is not part of the borrowing base under the Credit Facility or encumbered by a mortgage, and two MOB properties in Virginia for $37.8 million. Of these two MOB properties, one property is part of the borrowing base under the Credit Facility and one property is encumbered under our Capital One MOB mortgage. These dispositions do not qualify for held for sale treatment pursuant to our policies. The PSAs are subject to conditions, and there can be no assurance this, or any, disposition will be completed on the contemplated terms, or at all. Pursuant to the terms of our amended Credit Facility, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
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
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses, certain non-recurring litigation costs and capitalized interest.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(41,968)	$(10,500)	$(70,183)	$(58,055)
Depreciation and amortization (1)	19,376	19,853	58,102	59,530
Impairment charges	26,642	1,011	33,601	32,842
Gain on sale of real estate investment	—	—	(2,284)	(2,306)
Adjustments for non-controlling interests (3)	(208)	(101)	(409)	(424)
FFO (as defined by NAREIT) attributable to stockholders	3,842	10,263	18,827	31,587
Acquisition and transaction related	2,198	175	2,453	680
(Accretion) amortization of market lease and other intangibles, net	(61)	9	(100)	(111)
Straight-line rent adjustments	(148)	(547)	(693)	(2,289)
Straight-line rent (rent deferral agreements) (2)	(46)	23	(280)	391
Amortization of mortgage premiums and discounts, net	14	16	42	45
(Gain) loss on non-designated derivatives	33	69	32	45
Deferred tax asset allowance (4)	17	—	(1,009)	—
Adjustments for non-controlling interests (3)	(8)	1	2	7
MFFO attributable to stockholders	$5,841	$10,009	$19,274	$30,355
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended September 30, 2021:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(17,548)	$662	$798	$(26,430)	$(42,518)
Impairment charges	26,642	—	—	—	26,642
Operating fees to related parties	—	—	—	6,045	6,045
Acquisition and transaction related	—	—	—	2,198	2,198
General and administrative	26	—	—	4,697	4,723
Depreciation and amortization	17,944	1,842	—	—	19,786
Interest expense	424	—	—	11,351	11,775
Interest and other income	(2)	—	—	(2)	(4)
Gains on sale of real estate investments	—	—	—	—	—
Gain on non-designated derivative instruments	—	—	—	33	33
Income tax (benefit) expense	—	—		55	55
Allocation for preferred stock	—	—	—	1,834	1,834
Net income attributable to non-controlling interests	—	—	—	219	219
NOI	$27,486	$2,504	$798	$—	$30,788

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$13,376	$282	$(1,424)	$(22,734)	$(10,500)
Impairment charges	—	—	1,011	—	1,011
Operating fees to related parties	—	—	—	5,984	5,984
Acquisition and transaction related	—	—	—	175	175
General and administrative	18	—	—	3,144	3,162
Depreciation and amortization	18,214	863	1,134	—	20,211
Interest expense	684	—	—	12,156	12,840
Interest and other income	(1)	—	—	(1)	(2)
Loss on non-designated derivative instruments	—	—	—	69	69
Income tax (benefit) expense	—	—	—	78	78
Allocation for preferred stock	—	—	—	732	732
Net loss attributable to non-controlling interests	—	—	—	397	397
NOI	$32,291	$1,145	$721	$—	$34,157

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2021:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$1,235	$1,446	$(288)	$(73,126)	$(70,733)
Impairment charges	32,723	—	878	—	33,601
Operating fees to related parties	—	—	—	17,851	17,851
Acquisition and transaction related	3	—	—	2,450	2,453
General and administrative	81	—	—	13,237	13,318
Depreciation and amortization	54,119	4,025	1,246		59,390
Interest expense	1,304	—	—	34,712	36,016
Interest and other income	(19)	—	—	(41)	(60)
Gains on sale of real estate investments	—	—	(2,284)	—	(2,284)
Loss on non-designated derivative instruments	—	—	—	32	32
Income tax (benefit) expense		—		162	162
Net income (loss) attributable to non-controlling interests	—	—	—	321	321
Preferred Stock dividends	—	—	—	4,402	4,402
NOI	$89,446	$5,471	$(448)	$—	$94,469
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store and Dispositions NOI for the nine months ended September 30, 2020:

(In thousands)	Same Store	Acquisition	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$53,105	$788	$(39,419)	$(72,529)	$(58,055)
Impairment charges	(10,137)	—	42,979	—	32,842
Operating fees to related parties	—	—	—	17,969	17,969
Acquisition and transaction related	—	—	—	680	680
General and administrative	85	—	—	14,537	14,622
Depreciation and amortization	55,089	2,113	3,387	—	60,589
Interest expense	1,867	—	—	36,810	38,677
Interest and other income	(6)	—	—	(37)	(43)
Gain on sale of real estate investment	—	—	(2,306)	—	(2,306)
Loss on non-designated derivative instruments	—	—	—	45	45
Income tax (benefit) expense	—	—	—	78	78
Net income (loss) attributable to non-controlling interests	—	—	—	223	223
Preferred Stock dividends	—	—	—	2,224	2,224
NOI	$100,003	$2,901	$4,641	$—	$107,545

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
Dividends on our Series B Preferred Stock (issued in October 2021 - See Note 17 — Subsequent Events) accrue in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to Series B Preferred Stock holders, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first dividend on the Series B Preferred Stock will be paid in January 2022.
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
Under our Credit Facility we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying cash dividends on the Series A Preferred Stock and the Series B Preferred Stock or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. We may not pay any cash distributions (including dividends on Series A Preferred Stock and Series B Preferred Stock) if a default or event of default exists or would result therefrom. The restrictions on paying cash distributions will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and the Covenant Relief Period has ended. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We may only pay cash distributions on our common stock beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock and Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, our ability to pay cash distributions may be limited by financial covenants in the Credit Facility, including our requirement to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges. Until four full fiscal quarters have elapsed after the commencement of Commencement Quarter, the aggregate amount of permitted distributions and Modified FFO will be determined by using only the fiscal quarters that have elapsed from and after the Commencement Quarter and annualizing those amounts.
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with the Credit Facility described above. Under the new policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. In each of October 2020 and January 2021, we declared and issued stock dividends equal to 0.01349 shares of common stock on each share of outstanding common stock, and in April 2021, July 2021 and October 2021, we declared and issued a stock dividend equal to 0.01466 shares of common stock on each share of outstanding common stock. The amounts of these stock dividends were based on our prior cash distribution rate of $0.85 per share per annum and the then applicable Estimated Per-Share NAV. We did not pay any cash dividends on our common stock during the nine months ended September 30, 2021. See “— Overview” for additional information on the impact of the stock dividends.

Subject to the restrictions in our Credit Facility, the amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986 (the “Code”). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of dividends or distributions paid or suspend dividend or distribution payments at any time and therefore dividend and distribution payments are not assured. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof.
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Year-To-Date
	March 31, 2021		June 30, 2021		September 30, 2021		September 30, 2021
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to common stockholders not reinvested in common stock issued under the DRIP	$—		$—		$—		$—
Distributions reinvested in common stock issued under the DRIP	—		—		—		—
Dividends to preferred stockholders	742		742		1,827		3,311
Distributions on Common OP Units	—		—		—		—
Total distributions	$742		$742		$1,827		$3,311

Source of distribution coverage:
Cash flows provided by operations (1)	$742	100.0%	$742	100%	$1,827	100.0%	$3,311	100.0%
Total source of distribution coverage	$742	100%	$742	100%	$1,827	100.0%	$3,311	100%

Cash flows provided by operations (in accordance with GAAP)	$13,959		$3,644		$8,401		$26,004
Net loss attributable to stockholders (in accordance with GAAP)	$(12,230)		$(15,985)		$(41,968)		$(70,183)
______
(1) Assumes the use of available cash flow from operations before any other sources.
For the nine months ended September 30, 2021, cash flows provided by operations were $26.0 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock and Series B Preferred Stock with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.

Our ability to pay dividends on our Series A Preferred Stock and Series B Preferred Stock and starting with the Commencement Quarter, other distributions and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
We may still pay any cash distributions necessary to maintain our status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock and Series B Preferred Stock) if a default or event of default exists or would result therefrom under the Credit Facility.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities require interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2021, we were in compliance with the financial and reporting covenants under our loan agreements.
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
Contractual Obligations
There were no material changes in our contractual obligations as of September 30, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
    There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and we direct your attention to those risk factors other than those disclosed below:
Our Credit Facility contains various covenants that may restrict our ability to take certain actions and may restrict our ability to use our cash and make investments.
Our Credit Facility contains various covenants that may restrict our ability to take certain actions for example, may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Company meets certain requirements and the Covenant Relief Period (as defined below) has ended. We may, however, pay dividends on the Series A Preferred Stock and Series B Preferred Stock, or any other preferred stock we may issue and any cash distributions necessary to maintain our status as a REIT. The restrictions on paying cash distributions will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and the Covenant Relief Period has ended. There can be no assurance as to if, or when, we will be able to satisfy these conditions. Moreover, we will only be permitted to pay cash distributions if the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock or Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after we make the election and begin paying distributions.
The lenders waived any defaults or events of defaults under the covenant requiring a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges that may have occurred during the fiscal quarter ended September 31, 2021 as well as any additional default or events of default resulting therefrom prior to November 12, 2021. The lenders have also adjusted this covenant for a period starting November 12, 2021 and lasting until the earlier of December 31, 2022 and such earlier date as the Company elects to terminate this relief (such period, the “Covenant Relief Period”). There can be no assurance our lenders will consent to any amendments, or waivers or adjustments that may become necessary to comply with our Credit Facility in the future, and a breach of compliance of our Credit Facility could, among other things, impact our ability to use our Credit Facility in the future, and could require us to repay amounts borrowed under our Credit Facility earlier than we otherwise would have been required to pay.
Covenants in our Credit Facility also require us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of September 30, 2021, we had $29.8 million of cash and cash equivalents, and $166.5 million was available for future borrowings under our Revolving Credit Facility. Following the amendment in August 2020, our Credit Facility also restricts our sources of liquidity. Pursuant to an amendment to our Credit Facility in August 2020, certain restrictions and conditions will no longer apply starting in a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and, as added by the third amendment to the credit agreement governing the Credit Facility, the Covenant Relief Period has terminated (the “Commencement Quarter”). Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Even if we are ultimately able to reborrow amounts generated by capital events that are required to be used to prepay the Revolving Credit Facility, there still can be no assurance as to the additional amount we will be able to generate from capital events and therefore availability under our Credit Facility giving effect to any required prepayment. Unencumbered real estate investments, at cost as of September 30, 2021 was $0.1 billion. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility or pledging them as security for a new mortgage loan. In addition, any capital-raising transaction, to the extent we are able to access the debt or equity capital markets (which is not assured) could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.
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

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Nine months ended September 30, 2021	—	—
Cumulative repurchases as of September 30, 2021	4,896,620	20.60

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Third Amendment to First Amended and Restated Senior Secured Credit Agreement
On November 12, 2021, the Company, the OP, KeyBank National Association individually and as agent for the lenders and each of the lenders from time to time a party under the credit agreement, among others, agreed to amend the credit agreement. As part of the amendment, the lenders agreed to waive a covenant default occurring because the Company did not satisfy the Fixed Charge Coverage Ratio (as defined in the credit agreement) during the quarter ended September 30, 2021 as well as any Default or Event of Default resulting from breach of the Fixed Charge Coverage Ratio covenant. Further, under the amendment: (i) the Fixed Charge Coverage Ratio that the Company must satisfy based on the four most recently ended fiscal quarters was reduced from 1.60:1.00 to 1.50:1.00 commencing on the effective date of the amendment through the earlier of (x) December 31, 2022 and (y) such earlier date as the Company elects to terminate the covenant relief period, pursuant to a notice electing such termination and certifying that no default is continuing and that the Company is in pro forma compliance with the financial covenants in the Credit Agreement (such earlier date, the “Covenant Relief Termination Date”); (ii) the Applicable Capitalization Rate (as defined in the credit agreement) used to determine the value ascribed to MOBs for purposes of the borrowing base was reduced from 7.25% to 7.0%; (iii) updated provisions were added to facilitate the transition from LIBOR to SOFR, and (iv) erroneous payments provisions governing receipt of a payment by a lender mistakenly distributed by the agent were also added. The Fixed Charge Coverage Ratio will revert to 1.60 to 1.00 after the Covenant Relief Termination Date. Prior to the Covenant Relief Termination Date, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions.
The foregoing summary of the Amendment is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 10.2 in incorporated by reference herein..

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.4 (4)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.5 (5)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.6 (6)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock
3.7 (7)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share.
4.1 (7)	Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013.
10.1 (8)	Underwriting Agreement, dated October 1, 2021, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto.
10.2*	Third Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of November 12, 2021, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the subsidiary guarantor parties thereto, Keybank National Association and the other lenders party thereto.
10.3*
Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated as of November 11, 2021, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and Healthcare Properties, LLC

10.4*	Property Management and Leasing Agreement, dated as of November 11, 2021, by and among ARHC OPFWNIN01, LLC and Healthcare Properties, LLC
10.5*	Property Management and Leasing Agreement, dated as of November 11, 2021, by and among ARHC OPFWNIN02, LLC and Healthcare Properties, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
______
*    Filed herewith.
(1)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, and incorporated by reference herein.
(2) Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the
SEC on March 20, 2018, and incorporated by reference herein.
(3)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020, and incorporated by reference herein.

(4)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017, and incorporated by reference herein.
(5)    Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019, and incorporated by reference herein.
(6) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020, and incorporated by reference herein.
(7)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2021, and incorporated by reference herein.
(8) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021.

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

Dated: November 12, 2021