Form 10-K
period 2021-12-31
Healthcare Trust, Inc.
filed 2022-03-18
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	HTIA	The Nasdaq Global Market
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	HTIB	The Nasdaq Global Market
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
As of March 11, 2022, the registrant had 100,735,691 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2021

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

PART I
Item 1. Business
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. Prior to December 31, 2021, we had three reportable segments: 1) medical office and outpatient buildings (“Former MOBs”), 2) triple-net lease healthcare properties (“Former NNN”) and 3) senior housing operating properties (“SHOPs”). Culminating in the year ended December 31, 2021, we have completed several strategic property divestitures in our Former NNN segment, and transitioned certain properties reported in our Former NNN segment into our SHOP segment. The remaining Former NNN properties are similar in nature, cash flows, and risk structure with the Former MOB segment, and are managed operationally and reported collectively. Accordingly, in the fourth quarter of 2021, we reevaluated our segments and concluded that we now have two reportable segments. We have combined the properties in our Former NNN segment with the properties in our Former MOB segment for segment reporting purposes and we now have two reportable segments, with activities related to investing in MOBs and SHOPs. All prior periods presented in this Annual Report on Form 10-K have been conformed to the presentation of our new reportable segment structure.
As of December 31, 2021, we owned 202 properties located in 33 states and comprised of 9.2 million rentable square feet. The following table summarizes our portfolio of properties as of December 31, 2021:

Asset Type	Number of Properties		Rentable Square Feet	Gross Asset Value (2)	Gross Asset Value %
				(In thousands)
Medical Office and Other Healthcare-Related Buildings (1)	146		5,018,036	$1,424,581	55.0%
Seniors Housing — Operating Properties (3)	56	(4)	4,133,166	1,164,543	45.0%
Total	202		9,151,202	$2,589,124	100.0%
________
(1)    Includes other triple-net leased properties which were previously presented as a separate reportable segment in prior years.
(2) Gross asset value represents total real estate investments, at cost ($2.6 billion total at December 31, 2021), net of gross market lease intangible liabilities ($23.5 million total at December 31, 2021). Impairment charges are already reflected within gross asset value.
(3) As of December 31, 2021, we had 4,494 rentable units in our SHOP segment.
(4) Includes two land parcels.
In constructing our portfolio, we are committed to diversifying our assets by geographic region. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2021:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet	Rentable Units in SHOP Segment
		(In thousands)
Northeast	24	$32,947	1,598,989	257
South	72	123,456	3,280,923	1,642
Midwest	75	107,479	2,785,073	2,001
West	31	44,633	1,486,217	594
Total	202	$308,515	9,151,202	4,494
________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2021, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs (as defined below) for the fourth quarter of 2021.
Investment Strategy
Our investment strategy is guided by three core principles: (1) maintaining a balanced, well-diversified portfolio of high-quality assets; (2) pursuing accretive and opportunistic investment opportunities; and (3) maintaining a strong and flexible capital structure.

We have invested, and expect to continue investing, primarily in MOBs and seniors housing properties, primarily structured as SHOPs. In addition, we may invest in facilities leased to hospitals, including rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. Our SHOP investments are held through a structure permitted under the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). We generally acquire a fee interest in any property we acquire (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
Healthcare is the single largest industry in the United States based on contribution to Gross Domestic Product (“GDP”). According to the National Health Expenditures Projections, 2019 - 2028 report by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow 5.4% for 2021 through 2023 and at an average annual growth rate of 5.6% per year from 2024 through 2028 and (ii) the healthcare industry is projected to increase from 17.7% of U.S. GDP in 2018 to 19.7% by 2028. This growth in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor’s Bureau of Labor Statistics, the healthcare industry was one of the largest industries in the United States, providing approximately 20.2 million seasonally adjusted jobs as of December 31, 2021. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 16% from 2020 to 2030, adding approximately 2.6 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who have access to health insurance. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for MOBs and other facilities that serve the healthcare industry.
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
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for MOBs, seniors housing properties and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 94.7 million in 2060, up from 49.2 million in 2016. This group will grow more rapidly than the overall population. Thus, its share of the population will increase to 23% in 2060, from 15% in 2016. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that healthcare reform in the United States will continue to drive an increase in demand for medical services, and in particular, in the post-acute and long-term services which our tenants and operators provide. We may invest in healthcare assets through development and joint venture partnerships.
As of December 31, 2021, 2020 and 2019, none of our tenants (together with their affiliates) had annualized rental income on a straight-line basis representing 10% or greater of total annualized rental income on a straight-line basis for the portfolio.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2021, 2020 and 2019:

	December 31,
State	2021	2020	2019
Florida (1)	17.7%	20.6%	25.2%
Michigan (2)	*	*	10.9%
Pennsylvania	*	10.4%	*

________
*    State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
(1)In May 2021, the Company’s skilled nursing facility in Wellington, Florida, and the Company’s development property in Jupiter, Florida were sold. In December 2020, the Company’s skilled nursing facility in Lutz, Florida was sold.
(2) During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and the remaining four of which were transferred to the buyer during the first quarter of 2021.
Medical Office and Other Healthcare-Related Buildings
As of December 31, 2021, we owned 146 MOBs and other health care related buildings under lease totaling 5.0 million square feet. These properties are leased to tenants that provide healthcare services that typically consist of:
•physicians’ offices and examination rooms,
•pharmacies,
•hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers,
•hospitals,
•post-acute care facilities,
•skilled nursing facilities (“SNFs”) and;
•other facilities.
Certain of our properties can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. We include these types of assets in our MOB and other health care related segment when the property is leased to a tenant that operate the property.
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
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2021:

MOB Classification	Number of Properties	Rentable Square Feet
On Campus	127	3,906,782
Off Campus	19	1,111,254
Total	146	5,018,036

Affiliated	72	2,921,151
Non-affiliated	74	2,096,885
Total	146	5,018,036
Seniors Housing Properties
As of December 31, 2021, we owned 54 seniors housing properties under the RIDEA structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Our seniors housing properties primarily consist of independent living facilities, assisted living facilities and memory care facilities.

These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.
Assisted living facilities are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. Assisted living facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain assisted living facilities may offer a separate facility that provides a higher level of care for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2021, our seniors housing properties included approximately 2,352 assisted living units and 1,229 memory care units.
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2021, our seniors housing properties included 882 independent living units. However, independent living facilities on their own are not treated as qualified health care properties eligible to be leased to a TRS.
Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. Our post-acute care services may be provided by SNFs which offer licensed therapy services, nutrition services, social services, activities, housekeeping, laundry services, medical services prescribed by physicians and rehabilitative services to residents in need of nursing care, but who do not require hospitalization. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs. During the years ended December 31, 2021 and 2020, we have undertaken efforts to divest from SNFs through our property dispositions, and we have also converted many SNF units to memory care units in our existing properties, which have significantly reduced our SNF operations. As of December 31, 2021 our seniors housing properties included 31 SNF units.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our properties are located, measures including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities for much of 2020 and the early part of 2021 and social distancing measures have resulted in closure and limitations on the operations of many businesses and organizations. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the spread of the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. Our tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to, among other things, live in or use facilities at our properties, and impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due.
The COVID-19 pandemic has impacted global economic activity. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOPs. Moreover, the demand for leasing space at our MOB properties could decline further negatively impacting occupancy percentage, revenue and net income. Additionally, downturns or stagnation the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways that vary by operating segment.

COVID-19 Impact — MOB Segment
The financial stability and overall health of our tenants is critical to our business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in occupancy activity at some of our MOBs. The economic impact of the pandemic has impacted the ability of some of our tenants to pay their monthly rent either temporarily or in the long term. We experienced delays in rent collections in the second, third and fourth quarters of 2020, although collections have been approximately 100% of original cash rent for the MOB segment throughout the year ended December 31, 2021. We have taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments providing for deferral of rent. During the year ended December 31, 2021, we did not enter into any rent deferral agreements with any of our tenants, and all amounts previously deferred under prior rent deferral agreements have been collected.
COVID-19 Impact — SHOP Segment
In our SHOP portfolio, occupancy had trended lower since March 2020 and the declines only recently began to level off in June 2021. Government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which has affected our ability to fill vacancies. We also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, we generally bear these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. These trends accelerated beginning in the second quarter of 2020, continued into early 2021 until stabilizing in the third quarter, and are expected to improve in 2022. Future developments in the course of the pandemic may cause further adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have a material adverse effects on our revenues and income in the other quarters. While the development of COVID vaccines may limit that effect, the effectiveness of vaccines and the willingness to receive vaccines are highly uncertain and cannot be predicted with confidence.
The financial impact of the COVID-19 pandemic on us has been partially offset by funds received under the CARES Act. We received $5.1 million and $3.6 million in these funds during the years ended December 31, 2021 and 2020, respectively. We consider these funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively, to offset the incurred COVID-19 expenses. In addition, we have applied for additional funds, however, those applications have not yet been approved. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Organizational Structure
Substantially all of our business is conducted through Healthcare Trust Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, has an interest in us through ownership of interests in our OP.
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
Financing Strategies and Policies
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our revolving credit facility (our “Revolving Credit Facility”) and our Fannie Mae Master Credit Facilities, which include a secured credit facility with KeyBank National Association (the “KeyBank Facility”) and a secured credit facility with Capital One Multifamily Finance, LLC, an affiliate of Capital One, National Association (the “Capital One Facility”). (The KeyBank Facility and Capital One Facility are referred to herein individually as a “Fannie Mae Master Credit Facility” and together as the “Fannie Mae Master Credit Facilities”) if additional properties are added to the collateral pool. Our senior secured credit facility with KeyBank National Association (our “Credit Facility”) consists of two components, our Revolving Credit Facility and our term loan (our “Term Loan”). Our Credit Facility is secured by a pledged pool of the equity interests and related rights in wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio, among other things. As of December 31, 2021 we were in compliance with these covenants. As of December 31, 2021, our total debt leverage ratio (net debt divided by gross asset value) was approximately 40.1%. Net debt totaled $1.0 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($59.7 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion), net of gross market lease intangible liabilities ($23.5 million). Impairment charges are already reflected within gross asset value.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. Commencing with that taxable year, we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurance be given that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income, which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties. Generally, to qualify as a REIT, we cannot directly or indirectly operate seniors housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS. Accordingly, we have formed a TRS that is wholly owned by the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf. As of December 31, 2021, we owned 54 seniors housing properties, excluding two land parcels, which we lease to our TRS. The TRS is a wholly-owned subsidiary of the OP.
Competition
The market for MOB and SHOP real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.

Overview
The healthcare industry is one of the most regulated industries in the United States and is currently experiencing rapid regulatory change and uncertainty. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations.
Our tenants and operators must comply with a wide range of complex federal, state, and local laws and regulations, and the healthcare industry, in general, is the subject to increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the “Stark Law”), the False Claims Act (“FCA”), the Civil Monetary Penalties Law (“CMPL”), and a range of other federal and state regulations relating to waste, cost control, and healthcare management. The business and operations of our tenants and therefore our business could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, legislative changes or new judicial challenges to the Patient Protection and Affordable Care Act (the “Affordable Care Act” or “ACA”), future attempts to reform healthcare, new interpretations of existing laws and regulations, and changes or increased emphasis on certain enforcement priorities.
Our tenants and operators are subject to extensive federal, state, and local laws, regulations and industry standards which govern business operations, physical plant and structure, patient and employee health and safety, access to facilities, patient rights - including privacy, price transparency, fewer restrictions on access to care - and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, reputational damage and closure of a facility. In addition, both government and private third-party payors will likely continue their efforts to drive down reimbursement. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies such as bundled payments, capitation payments, and discounted fee structures. Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees. All of these changes could impact our operators’ and tenants’ ability to pay rent or other obligations to us.
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities, skilled nursing facilities and other healthcare facilities that receive reimbursement for services from third-party payors, including the government sponsored Medicare and Medicaid programs and private insurance carriers. To participate in the Medicare and Medicaid programs, operators of healthcare facilities must comply with the regulations previously referenced, as well as with licensing, certification and, in some states, certificate of need (“CON”) requirements. Licensing and certification requirements also subject our tenants to compliance surveys and audits which are critical to the ongoing operations of the facilities.
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
•The FCA (31 USC Sections 3729-3733) creates liability for any person who submits a false claim to the government or causes another to submit a false claim to the government or knowingly makes a false record or statement to get a false claim paid by the government. In what is known as reverse false claims, the FCA imposes liability where a person acts improperly to avoid having to pay money to the government. The FCA also creates liability for people who conspire to violate the FCA; and
•The CMPL (42 USC 1320a-7a for healthcare) authorizes HHS to impose civil penalties administratively for fraudulent acts. The scope of the Office of the Inspector General’s authority to enforce the CMPL was increased in 2016.
Courts have interpreted the fraud and abuse laws broadly. Sanctions for violating these federal laws include substantial criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Many states have adopted laws similar to, or more expansive than, the federal fraud and abuse laws. States have also adopted and are enforcing laws that increase the regulatory burden and potential liability of healthcare entities including, but not limited to, patient protections, such as minimum staffing levels, criminal background checks, sanctions for employing excluded providers, restrictions on the use and disclosure of health information, and these state laws have their own penalties which may be in addition to federal penalties.
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
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as “HIPAA”) protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. The federal government has increased its HIPAA enforcement efforts over the past few years, which has increased the number of audits and enforcement actions, some of which have resulted in significant penalties to healthcare providers. For example, in October 2018, Anthem, Inc. agreed, in addition to implementing various corrective measures, to pay a record $16.0 million to HHS’s Office for Civil Rights in settlement of HIPAA violations stemming from the largest healthcare data breach in United States history. In September 2020, Premera Blue Cross agreed to pay a $6.9 million penalty, second only to the $16.0 million paid by Anthem, Inc., stemming from a 2014 data breach affecting over 10.0 million individuals. Violations of federal and state privacy and security laws could have a material adverse effect on the operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
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
In addition to legislative and executive actions relating to the scope of the ACA, increased enforcement will likely continue to impact the financial framework for healthcare operators and facilities. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2020, CMS announced its successes in reducing the 2020 Medicare improper payment rate and specifically called out the successes of its actions to address improper payments in home health and SNF claims. In 2021, CMS again successfully reduced the 2021 Medicare improper payment rate.
In addition, CMS’s continuing transition of Medicare from a traditional fee for service reimbursement model to a capitated value-based and bundled payment approach, which shifts the financial responsibility of certain patients to providers, will continue to create unprecedented challenges for providers.
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

In addition, on July 29, 2021, CMS announced a final rule that projects increased aggregate Medicare payments to SNF by 1.2% for fiscal year 2022. If payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
Under a program facilitated by the CMS known as the Skilled Nursing Facility Value-Based Purchasing Program, CMS began withholding 2% of SNF Medicare payments beginning October 1, 2018, to fund an incentive payment pool. CMS then redistributes 60% of the withheld payments back to high performing SNFs. The lowest ranked 40% of facilities receive payments that are less than what they otherwise would have received without the program. As a result, certain of our tenants could receive less in Medicare reimbursement payments, which could adversely affect their ability to make rent payments to us.
Effective October 1, 2019, CMS finalized a new case-mix classification system, the Patient-Driven Payment Model (“PDPM”). PDPM classifies SNF patients in Medicare Part A-covered stays into payment groups based on clinically relevant factors using diagnosis codes, rather than by the volume of services. This shifts the focus from the amount of care provided to instead use the patient’s condition and resulting care needs to determine Medicare reimbursement. Future changes to payment rates or methodology under the PDPM system could reduce the reimbursement our tenants receive. For example, CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by SNFs, home health agencies, and other long-term care providers. During the years ended December 31, 2021 and 2020, we have undertaken efforts to divest from SNFs through our property dispositions, and we have also converted selected SNF units to memory care units in one of our existing properties, which have significantly reduced our SNF operations. As of December 31, 2021 our seniors housing properties included 31 SNF units.
Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the health market, including companies such as Amazon.com Inc., JPMorgan Chase & Co., Apple Inc., CVS Health Corporation, as well as telemedicine, telehealth and mobile health, are disrupting the heath industry and could lead to new trends in payment. All of the factors discussed-recoupment of past payments or denial or delay of future payments-could adversely affect an operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of its leases and other agreements with us. Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs.
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
Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2021 and we do not expect that we will be required to make any such material capital expenditures during 2022. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2021 and do not expect that we will be required to make any such material capital expenditures during 2022.
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
Estimate of Net Asset Value
On March 31, 2021, we published an estimate of per share asset value (“Estimated Per-Share NAV”) equal to $14.50 as of December 31, 2020. Our previous Estimated Per-Share NAV was equal to $15.75 as of December 31, 2019. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in early April 2022. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increase when dividends paid in stock are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of board of directors (the “Board”), provided that such estimates will be made at least once annually.
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
•Our property portfolio has a high concentration of properties located in Florida. Our properties may be adversely affected by economic cycles and risks inherent to those states.
•Our Credit Facility restricts us from paying cash distributions on or repurchasing our common stock until we satisfy certain conditions and there can be no assurance we will be able to resume paying distributions on our common stock, and at what rate, or continue paying dividends on our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) and our 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 par value per share (the “Series B Preferred Stock”).
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
•Inflation and continuing increases in the inflation rate will have an adverse effect on our investments and results of operations.

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
•The healthcare industry is heavily regulated, and we and our tenants may be impacted by new laws or regulations, including the CARES Act and the auditing and reporting requirements instituted by the CARES Act, changes to existing laws or regulations.
•Loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants. Lease terminations, tenant default and bankruptcy have adversely affected and could in the future adversely affect our income and cash flow.
•We assume additional operating risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We will likely incur additional indebtedness in the future.
•We depend on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by an adverse changes in the financial health or reputation of our Advisor and our Property Manager.
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

Risks Related to Our Properties and Operations

Our property portfolio has a high concentration of properties located in one state. Our properties may be adversely affected by economic cycles and risks inherent to those states.

A total of 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2021 was generated from the state below:

State	Percentage of Straight-Line Rental Income
Florida	17.7%

Any adverse situation that disproportionately affects operations or investments in the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions include:
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
One of our goals is to increase assets through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significant capital resources;
•we may acquire properties that are not accretive;
•we may not successfully integrate, manage and lease the properties we acquire in a fashion that meets our expectations or market conditions may result in future vacancies and lower-than expected rental rates;
•we expect to finance future acquisitions primarily with additional borrowings under our Revolving Credit Facility, and there can be no assurance as to how much borrowing capacity will be available for this purpose
•we may be unable to assume existing debt financing or obtain property-level debt financing or raise equity required to fund acquisitions from other sources on favorable terms, or at all;
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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. There can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable to meet our investment objectives.
We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
All dividends or other distributions on our common stock are paid in the discretion of our board of directors. In August 2020, our board approved a change in our common stock distribution policy, pursuant to which, unless later revised, any future distributions authorized by our board on our shares of common stock, if and when declared, will be paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date. We issued a stock dividend on our common stock in October 2020 and in all subsequent quarters since that time. There is no assurance we will continue to do so or when or if we will pay dividends or distributions in cash. We last published an Estimated Per-Share NAV on April 1, 2021. The estimate was as of December 31, 2020 and has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in early April 2022. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each common stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We will not be able to pay cash distributions on our common stock until we satisfy certain conditions such as having a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the quarter in which we have elected to commence paying cash distributions on common stock) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and the Commencement Quarter (defined herein) has occurred. We satisfied the conditions during the quarter ended December 31, 2021 in order to elect the quarter ending March 31, 2022 as the Commencement Quarter, but did not make the election. As of December 31, 2021, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 59.4%. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Further, if we do not pay dividends on our Series A Preferred Stock or Series B Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof, as applicable, and, whenever dividends on the Series A Preferred Stock or Series B Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock or Series B Preferred Stock will have the right to elect two additional directors to serve on our board.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our properties are located, measures including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities for much of 2020 and early part of 2021 and social distancing measures have resulted in closure and limitations on the operations of many businesses and organizations. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. Our tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to, among other things, live in or use facilities at our properties, and impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due.
The COVID-19 pandemic has impacted global economic activity. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOPs. Moreover, the demand for leasing space at our MOB properties could decline further negatively impacting occupancy percentage, revenue and net income. Additionally, downturns or stagnation the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
MOB Segment
Within our MOB portfolio, many physician practices temporarily discontinued nonessential surgeries and procedures due to “shelter-in-place” and other health and safety measures, which negatively impacted their cash flows. Even now that prohibitions against performing elective procedures are generally no longer in place concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to seek medical care at healthcare facilities for non-urgent issues. Further, the COVID-19 pandemic might adversely impact the business of our MOB tenants by causing a decline in the number of patients seeking treatment, by disrupting or delaying production and delivery of medical supplies such as necessary pharmaceuticals (including due to a diversion of resources and priorities toward the treatment of COVID-19) or by causing staffing shortages, which would disrupt property operations. The complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators.
As a result of these and other factors, tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We reported cash collections of nearly 100% for the MOB facilities segment for the year ended December 31, 2021 as of February 28, 2022. However, the impact of the COVID-19 pandemic on our tenants and operators and thus our ability to collect rents in future periods cannot be determined as present and the amount of cash rent collected during the past two years may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in the future months including amounts deferred during 2020 and 2021 under the deferral agreements we have entered into with our tenants.

SHOP Segment
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, occupancy has decreased compared to that in March 2020. Governmental policies and implementation of infection control best practices has, and may continue to, materially limit or close communities to new resident move-ins which has affected and could continue to affect our ability to fill vacancies. We have also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, we generally bear these cost increases. See below for additional information on the CARES Act. These trends accelerated beginning in the second quarter of 2020, continued into early 2021, until stabilizing in the third quarter, and are expected to improve in 2022. Future developments in the course of the pandemic may have adverse impacts on our occupancy and cost levels, and these trends may continue to impact us in the future and have a material adverse effect on our revenues and results of operations.
COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. There have been some incidences of COVID-19 among the residents and staff at certain of our SHOPs. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and net income, as well as cause significant reputational harm to us and our tenants, managers and operators. Due to the contagious nature of COVID-19, residents at our SHOPSs may decide to leave the community and the workforce at these facilities may similarly shrink. The operators may be required, or may otherwise determine that it would be prudent, to impose a quarantine of an indeterminate duration. We have and may also be required to incur additional costs to identify, contain and remedy the direct or indirect impacts of the COVID-19 pandemic, including costs related to implementing quarantines and vaccinations. Moreover, if seniors housing properties across the U.S. continue to experience high levels of residents infected with COVID-19, including the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus, and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forego moving into seniors housing properties. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our operating results from our SHOPs, and the value of these properties, may be materially adversely affected.
Further, certain of our tenants or our third-party operators may not be eligible for or may not be successful in securing stimulus funds under government stimulus programs which may impact their ability to pay their obligations including any obligations to us. We received $3.6 million under a government program during the year ended December 31, 2020 and an additional $5.1 million in funding through the CARES Act during the year ended December 31, 2021. There can be no assurance that we will be able to qualify for, or receive, funds under this or any other governmental program established in response to COVID-19.
The impact on our tenants and operators in our SHOP segment cannot be determined at present. We may experience defaults and additional requests for rent deferrals or abatements or other allowances particularly if our tenants continue to experience financial distress and increased operating costs or if healthcare facilities and SHOPs continue to experience downward pressures on occupancy and increased costs. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed as a result of any federal, state or local restrictions on tenant evictions for failure to make contractual rent payments, which may result in higher reserves for bad debt. If any of our tenants, any guarantor of a tenant’s lease obligations or an operator, files for bankruptcy, we could be further adversely affected due to loss of revenue and a decline in income produced by the property or properties operated by the third-party operator.
Other Impacts
In addition to the impacts on us, our tenants and operators described above, the COVID-19 pandemic has also impacted us in other ways and enhanced certain risks that could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay distributions (including dividends on our Series A Preferred Stock and Series B Preferred Stock) and other distributions to our stockholders including:
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
•the volatility in stock markets caused by, among other things, the COVID-19 pandemic or the ongoing war in Ukraine could negatively impact the trading price of our Series A Preferred Stock, our Series B Preferred Stock and the value of our common stock and dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
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
•until we satisfy certain conditions, our Credit Facility restricts us from paying cash distributions on, or repurchasing, shares of our common stock, and we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the revolving portion of the Credit Facility;
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
•we have recognized, and may need to recognize further, impairment charges on our assets;
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
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our third-party operators will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus, such as the Delta and Omicron variants, which could result in further government restrictions, the efficacy of available vaccines and boosters or other remedies developed, the efficacy of on-going efforts to distribute and administer available vaccines and boosters, the actions taken to contain the pandemic or mitigate its impact, including vaccine mandates and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material adverse effect. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the COVID-19 pandemic.
There is uncertainty surrounding the administration and affect of the CARES Act and the auditing and reporting requirements instituted by the CARES Act.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which provided funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the year ended

December 31, 2021, we received $5.1 million from CARES Act grants. Previously, we received $3.6 million in grants during the year ended December 31, 2020. We have applied for additional funds under the CARES Act, however, there can be no assurance that any funds requested will actually be received. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statements of operations for the years ended December 31, 2021 and 2020. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
As a condition of the funds received under the CARES Act, we had to attest to certain terms and conditions, and must comply with detailed reporting and auditing requirements. While we do not anticipate any finding of non-compliance, such a finding could result in consequences including repayment of funds received.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
We have previously had tenants file for bankruptcy and seek the protections afforded under Title 11 of the United States Code. There is no assurance we will not experience this in the future. A bankruptcy filing by one of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
On occasion, tenants at certain properties in our MOB segment and residents at certain properties in our SHOP segment have been in default under their leases to us. These defaults negatively impact our results of operations. We incurred $1.1 million and $2.7 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the years ended December 31, 2021 and 2020, respectively.
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
Our tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. There is no assurance we will continue to collect at the current rates. The impact of the COVID-19 pandemic on our tenants and operators and thus our ability to collect rents in future periods cannot be determined as present and the amount of cash rent collected during 2021 may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in the future months including the deferred 2020 rent amounts due in 2021 under the deferral agreements we have entered into with our tenants.

Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market.
Our operating results and the value of our properties are subject to risks, including:
•changes in national and market-specific economic conditions;
•changes in supply of or demand for competing properties in our market area;
•changes in interest rates and availability of financing on favorable terms;
•changes in tax, real estate, environmental and zoning laws;
•periods of high interest rates and tight money supply; and
•the possibility that one or more of our tenants will not pay their rental obligations.
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to tenant defaults or the expiration of leases. If vacancies continue for a long period of time, our revenues and net income will be adversely impacted. In addition, the value of a property depends principally on the cash flow generated by the properties. Prolonged vacancies reduce our cash flow.
We obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired and may continue to acquire properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered into may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property if a situation or loss occurs after the fact for which we have limited or no remedy.
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
If a tenant does not renew its lease or otherwise vacates its space, we will likely be required to expend substantial funds to improve and refurbish the vacated space. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. Failure to procure additional funding for additional funding improvements would impact the value of the applicable property or our ability to lease the applicable property on favorable terms, if at all.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of properties or refinance properties, including by requiring a yield maintenance premium to be paid in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our cash flow.
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
Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rate in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rent increases. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the advisory agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations..
For the year ended December 31, 2021, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 7.0%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with tenants in our MOB segment contain rent escalation provisions in their base rent which average 1.8% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. Approximately 84% are fixed-rate, 3% are based on the Consumer Price Index and 13% do not contain any escalation provisions.
In addition to base rent, our net leases require the single-tenant MOB leases to pay all the properties operating expenses and our multi-tenant MOB leases to pay their allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
Leases with residents at our SHOPs typically do not have rent escalations, however, we are able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase or persist at high levels, the cost of providing medical care at our SHOPs, particularly labor costs, will increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, our results of operations may be affected.
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
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the

U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent.
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
Our general liability, property and umbrella liability insurance coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
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
Actual or threatened terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
We own properties in densely populated areas that are susceptible to terrorist attack or damage. Because our properties are generally open to the public, they are exposed to a number of incidents that may take place within or around their premises and that are beyond our control or ability to prevent. Any actual or threatened act of terror, mass shooting or other violence could have a negative effect on our business, including us losing our tenants or being forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenue generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
In addition, actual or threatened terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business, the value of our properties and our results of operations. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices.
Real estate-related taxes may increase and these increases may not be passed on to tenants.
From time to time our property taxes increase as property values or assessment rates change or for other reasons. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on a basis that passes such taxes on to the tenant.
Covenants, conditions and restrictions may impact our ability to operate a property.
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

We have acquired and developed, and may in the future acquire and develop, properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our builder or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. For example, we experienced substantial delays and incurred significant additional costs associated with development of a property located in Jupiter, Florida, a property we subsequently sold at a price below the amount we had invested. We would be exposed to the risks in connection with any other properties we develop. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
In some instances, we may sell our properties by providing financing to purchasers. If we do so, we will bear the risk that the purchaser may default on its debt, requiring us to seek remedies, a process which may be time-consuming and costly. Further, the borrower may have defenses that could limit or eliminate our remedies. In addition, even in the absence of a purchaser default, the proceeds from the sale will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.
We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
We invest in SHOPs using the RIDEA structure which permits REITs such as us to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility. As of December 31, 2021, we had six eligible independent contractors operating 54 SHOPs (not including two land parcels). Subsequent to December 31, 2021, we terminated one of our independent contractors who managed 20 SHOPs and those management duties were assumed by other existing eligible independent contractors effective March 1, 2022 which reduced our active independent contractors to five. We may in the future, transition other triple-net leased facilities, which may or may not be experiencing declining performance, to third-party managed facilities using the RIDEA structure, in connection with which they would also transition from our triple-net leased healthcare facilities segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
The income we generate from SHOPs is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. As noted herein, we have experienced declines in occupancy at our SHOPs since the onset of the pandemic. There is no assurance we will be able to mitigate these declines. Further, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses or other trained personnel or general inflationary pressures may force the operator to enhance pay and benefit packages to compete effectively for personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator’s senior management or equity ownership could adversely affect the income we receive from our SHOPs.
The operators of our SHOPS are generally required to be holders of the applicable healthcare licenses for the healthcare services they administer. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue from the impacted property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described herein. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs such as Medicare or Medicaid, administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we are subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint, or data breach. Furthermore, to the extent our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
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
Our properties must also comply with the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that a property does not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our cash flow.
Net leases may not result in fair market lease rates over time.
Some of our rental income is generated by properties leased to tenants under net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. Moreover, inflation could erode the value of long-term leases that do not contain indexed escalation provisions.
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
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our net income for GAAP purposes, including $41.0 million, during the year ended December 31, 2021. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.
Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when we desire to do so or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We can make no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property or incurring debt securing a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These types of provisions restrict our ability to sell a property.
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
Certain of our properties in our MOB Segment may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
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
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. The legal challenges and legislative initiatives to roll back the Affordable Care Act continues and the outcomes are uncertain. In June of 2021, the Supreme Court of the United States for a third time declined to invalidate the Affordable Care Act. There is no assurance that future litigation or legislative initiatives will not attempt to do so. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
The expansion in health insurance coverage under the Affordable Care Act is likely going to continue to erode in 2022 as cuts in advertising and outreach during the marketplace open-enrollment periods, shorter open enrollment periods, and other changes have left many Americans uncertain about their ability to access and be eligible for coverage. Additionally, the repeal of the individual mandate penalty included in the TCJA, recent actions to increase the availability of insurance policies that do not include Affordable Care Act minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us.
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
Our tenants may receive payments from the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies, such as bundled payments, capitation payments and discounted fee structures. As a result, our tenants and operators may face significant limits on the reimbursed and on reimbursement rates and fees. All of these changes could impact the ability of our operators and tenants’ ability to pay rent or other obligations to us. In addition, operators and tenants in certain states have experienced delays; some of which are, have been, and may be late in receiving reimbursements, which have adversely affected their ability to make rent payments to us.Further, failure of any of our operators or tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
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
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services (“CMS”), contributing to pressure to contain healthcare costs and additional operational requirements, which has impacted the ability of our tenants and operators to make rent payments to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenants and operators may face reductions in reimbursement rates and fees. Operators in certain states have experienced delays in receiving reimbursements, which has adversely affected their ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and operators, which may affect their ability to make contractual payments to us.
There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, and availability of, healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our tenants have, and may continue to experience, limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities.
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
Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition (commonly referred to as the “Stark Law”), which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the CMPL, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Additionally, some states may have laws similar to the Federal Anti-Kickback Statute and the Stark Law expanding their respective prohibitions to private insurance.
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments or exclusion from the Medicare and Medicaid programs. Certain laws, such as the FCA, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Individuals have tremendous potential financial gain in bringing whistleblower claims as the FCA statute provides that the individual will receive between 15% and 30% of the money recouped. Additionally, violations of the FCA can result in treble damages. Significant enforcement activity has been the result of actions brought by these individuals. Additionally, certain states in which the facilities are located also have similar fraud and abuse laws. Federal and state adoption and enforcement of such laws increase the regulatory burden and costs, and potential liability, of healthcare providers. Investigation by a federal or state governmental body for violation of fraud and abuse laws, and these state laws have their own penalties which may be in additional to federal penalties.
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
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare and Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s business, operations and ability to pay rent to us.
We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. The resources of our skilled nursing units are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators are subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Their revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors, including the ongoing COVID-19 pandemic and its effects and turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates.
The performance and economic condition of our operators may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a seniors housing facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payments to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. Any such legislation could materially impact our operators in an adverse fashion.
We may change our targeted investments without stockholder consent.
We have acquired and expect to continue to acquire a diversified portfolio of healthcare-related assets including MOBs, SHOPs and other healthcare-related facilities. However, the board may change our investment policies in its sole discretion. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by increasing our exposure to, among other things, interest rate risk, default risk and real estate market fluctuations.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chief executive officer, and Scott Lappetito, our chief financial officer, treasurer and secretary. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of other general macroeconomic factors, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor or Property Manager, including any change resulting from an adverse outcome in any litigation could hinder their ability to successfully manage our operations and our investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor or its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants, operators or counterparties.
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
•additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we finance;
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
As of December 31, 2021, we had total outstanding indebtedness of $1.1 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
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
Our Credit Facility contains various covenants that may restrict our ability to take certain actions for example, we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Company meets certain requirements. We may, however, pay dividends on the Series A Preferred Stock and Series B Preferred Stock, or any other preferred stock we may issue and any cash distributions necessary to maintain our status as a REIT. The restrictions on paying cash distributions will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, among other things. In the past, we have not chosen to make the election. There can be no assurance as to if, or when, we will be able to satisfy these conditions or make the required election; moreover, we will only be permitted to pay cash distributions if the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock or Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after we make the election and begin paying distributions.
The lenders waived any defaults or events of defaults under the covenant requiring a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges that may have occurred during the fiscal quarter ended September 31, 2021 as well as any additional default or events of default resulting therefrom prior to November 12, 2021. The lenders have also adjusted this covenant for a period starting November 12, 2021 and lasting until the earlier of December 31, 2022 and the date on which we irrevocably elect to terminate the covenant relief period. There can be no assurance our lenders will consent to any future amendments, or waivers or adjustments that may become necessary to comply with our Credit Facility, and a breach of our Credit Facility would, among other things, impact our ability to make draws on our Credit Facility, and could require us to repay amounts borrowed under our Credit Facility earlier than we otherwise would have been required to pay.
Covenants in our Credit Facility also require us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of December 31, 2021, we had $59.7 million of cash and cash equivalents, and $236.6 million was available for future borrowings under our Revolving Credit Facility. Further, our Credit Facility also restricts how we may use our sources of liquidity. Until the first day of the Commencement Quarter (as defined herein), we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base. Availability has been, and may continue to be, adversely affected by the decreases in net operating income at the properties comprising the borrowing base from the effects of the COVID-19 pandemic and may persist for some time. Our ability to increase the amount of cash we generate from property operations depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties on favorable terms and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on favorable terms and conditions, if at all, particularly if we do not have a source of capital available that will allow us to do so. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, particularly due to the COVID-19 pandemic, and there can be no assurance we will be successful in achieving this objective. Because shares of common stock are only offered and sold pursuant to our distribution reinvestment plan (“DRIP”) in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source of capital is available unless and until we are able to resume paying cash distributions on our common stock. There is also no assurance that participation in the DRIP will be maintained at current or higher levels if the DRIP becomes a source of capital in the future.
Other financing arrangements have restrictive covenants.
The agreements governing our borrowings contain provisions that affect or restrict our policies regarding dividends and other distributions and our operations, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, replace our Advisor, discontinue insurance coverage, merge with another company, and create, incur or assume liens. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. For example, recent credit and capital market conditions have been characterized by volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs more challenging or expensive. We may also face a heightened level of interest rate risk as the U.S. Federal Reserve Board begins to taper its quantitative easing program and begins to raise interest rates. All of these actions will likely lead to increases in borrowing costs.
If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets, may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties and meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.
Increases in interest rates may make it difficult for us to finance or refinance indebtedness secured by our properties.
We have borrowed, and may continue to borrow monies, secured and unsecured by our properties. Increases in interest rates may adversely impact our ability to refinance our indebtedness, including the indebtedness secured by our properties, as the loans come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance indebtedness secured by the properties and we may be required to obtain equity to repay the loan or to increase the collateral for the loan.
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding the LIBOR.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost.
We have mortgages, credit facilities and derivative agreements that have terms that are based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2021, we have nine designated interest rate swaps with a notional amount of $578.5 million, which effectively fixes a portion of our variable-rate debt. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings effective December 31, 2021. The remaining USD LIBOR settings, including the USD LIBOR rates currently relevant to us, will continue to be published through June 30, 2023. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. Certain of our agreements that have terms that are based on LIBOR have alternative rates already contained in the agreements while others do not. We anticipate that we will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness.

Any hedging strategies we utilize may not be successful in mitigating our risks.
We have and may continue to enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or own real estate assets. To the extent that we use derivative financial instruments, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.

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

All of our executive officers, and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect interests in our Advisor, our Property Manager or other AR Global-affiliated entities. Through AR Global’s affiliates, some of these persons work on behalf of entities advised by affiliates of AR Global. In addition, all of our executive officers and some of our directors serve in similar capacities for other entities advised by affiliates of our Advisor. As a result, they have duties to each of these entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities; (b) compensation to our Advisor or Property Manager; (c) our purchase of properties from, or sale of properties to, entities advised by affiliates of our Advisor; and (d) investments with entities advised by affiliates of our Advisor. Conflicts of interest may hinder our ability to implement our business strategy, and, if we do not successfully implement our business strategy.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under our advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation. The variable base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) raised by us. In addition, the limited partnership agreement of our OP requires it to pay a subordinated incentive listing distribution to the “Special Limited Partner,” an affiliate of our Advisor, in connection with a listing or other liquidity event, such as the sale of all or substantially all of our assets, or if we terminate the advisory agreement, even for “cause.” The Special Limited Partner is also entitled to participate in the distribution of net sales proceeds. These arrangements may result in the Advisor taking actions or recommending investments that are riskier or more speculative absent these compensation arrangements. In addition, these fees and other compensation payable to the Advisor reduce the cash available for investment or other corporate purposes.

Risks Related to our Corporate Structure

Our common stock is not traded on a national securities exchange, and our SRP, which provides for repurchases only in the event of death or disability of a stockholder, is suspended. Stockholders may have to hold their shares for an indefinite period of time.
Our common stock is not listed on a national securities exchange and there is otherwise no active trading market for the shares and our SRP is suspended. Even if not suspended, our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares of common stock to us, including limiting repurchases only to stockholders that have died or become disabled, limiting the total value of repurchases pursuant to our SRP to the amount of proceeds received from issuances of common stock pursuant to the DRIP and limiting repurchases in any fiscal semester to 2.5% of the average number of shares outstanding during the previous fiscal year. These limits are subject to the authority of the board to identify another source of funds for repurchases under the SRP. The board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice in its discretion. Shares that are repurchased will be repurchased at a price equal to the applicable Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares. We are also restricted from making any share repurchases until the Commencement Quarter and, after that, to the extent they would be aggregated with dividends and other distributions to our stockholders under the covenant in our Credit Facility, all of which may further limit the amount that may be repurchased.
The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2021 shortly after filing this Annual Report on Form 10-K. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
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
Our board estimates the per-share net asset value of our common stock only on an annual basis. In connection with any valuation, the board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties. Because the process of making this estimate is conducted annually, this process may not account for material events that occur after the estimate has been completed for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, cash dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. The Estimated Per-Share NAV reflected Stock Dividends actually issued as of December 31, 2020, but has not been adjusted to reflect or consider any of the other stock dividends that were issued and will not be adjusted for stock dividends paid or that may be issued in the future until the Board determines a new Estimated Per-Share NAV which is expected in early April 2022. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increases when dividends paid in stock are issued reducing the Estimated Per-Share NAV. The Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our estimated per-share NAV may differ significantly from our actual per-share net asset value at any given time.
The trading price of our Series A Preferred Stock and Series B Preferred Stock may fluctuate significantly.
The trading price of our Series A Preferred Stock and Series B Preferred Stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price are:
•our financial condition, including the level of our indebtedness, and performance;
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
•additional sales of equity securities, including Series A Preferred Stock, Series B Preferred Stock, common stock or any other equity interests, or the perception that additional sales may occur;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;
•our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;
•uncertainty and volatility in the equity and credit markets;
•increases in interest rates;
•inflation and continuing increases in the real or perceived inflation rate;
•changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analyst revenue or earnings estimates;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of investment in our Series A Preferred Stock and Series B Preferred Stock by institutional investors;
•the extent of short-selling of our Series A Preferred Stock and Series B Preferred Stock;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021.

Moreover, although shares of Series A Preferred Stock and Series B Preferred Stock are listed on The Nasdaq Global Market, there can be no assurance that the trading volume for shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of Series A Preferred Stock and Series B Preferred Stock carry a fixed dividend rate, the trading price in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of shares of Series A Preferred Stock and Series B Preferred Stock to demand a higher yield on their purchase price, which could adversely affect the market price of those shares. An increase in interest rates available to investors could also reduce the value of our common stock.
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
The terms of our Series A Preferred Stock, Series B Preferred Stock, and the terms of other preferred stock we may issue, may discourage a third- party from acquiring us in a manner that might result in a premium price to stockholders.
The change of control conversion and redemption features of the Series A Preferred Stock and Series B Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock and Series B Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock and Series B Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a change of control redemption right to redeem shares of Series A Preferred Stock and Series B Preferred Stock. Upon exercise of this conversion right, the holders will be limited to a maximum number of shares of our common stock pursuant to a predetermined ratio. These features of the Series A Preferred Stock and Series B Preferred Stock may have the effect of discouraging a third-party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
We may issue additional equity securities in the future.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2021, we had the following stock issued and outstanding: (i) 99,281,754 shares of common stock; (ii) 3,977,144 shares of Series A Preferred Stock; and (iii) 3,630,000 shares of Series B Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock and Series B Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock or Series B Preferred Stock, the board, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of the board. The issuance of additional shares of our common stock could dilute the interests of the holders of our common stock, and any issuance of shares of preferred stock senior to our common stock, such as our Series A Preferred Stock and Series B Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay distributions on our common stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock and Series B Preferred Stock, including preferred stock convertible into shares of our common stock, could dilute the interests of the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any issuance of shares of preferred stock senior to our Series A Preferred Stock, Series B Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock and Series B Preferred Stock. These issuances could also adversely affect our Estimated Per-Share NAV or the trading price of our Series A Preferred Stock and Series B Preferred Stock.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include, but are not limited to, a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
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
The board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and dividends and other distributions. The board may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under MGCL and our charter, our common stockholders have a right to vote only on the following:
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
•our liquidation or dissolution;
•certain reorganizations of our company; and
•certain mergers, consolidations or sales or other dispositions of all or substantially all our assets
All other matters are subject to the discretion of the board. Holders of our Series A Preferred Stock and Series B Preferred Stock have extremely limited voting rights.
The stockholder rights plan adopted by our board of directors may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
Our board of directors previously adopted a stockholder rights plan that will expire in May 2023 or sooner under certain circumstances. In connection with the rights plan, in December 2020, we paid a dividend of one common share purchase right for each share of our common stock outstanding as authorized by our board in its discretion. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 2.0% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our common stock at a substantial discount to the then current per share estimated net asset value. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third-party to acquire the Company or a large block of our common stock without the approval of our board or directors, which may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2021:

Portfolio	Number of Properties	Rentable Square Feet	Percent Leased (1)		Weighted Average Remaining Lease Term (2)	Gross Asset Value (3)
						(In thousands)
Medical Office and Other Healthcare Related Buildings	146	5,018,036	91.5%		4.9	$1,424,581
Seniors Housing — Operating Properties	54	4,133,166	74.1%	(4)	N/A	1,160,878
Land	2	—	N/A		N/A	3,665
Total Portfolio	202	9,151,202				$2,589,124
_______________
(1)Inclusive of leases signed but not yet commenced as of December 31, 2021.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2021.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of December 31, 2021), net of gross market lease intangible liabilities ($23.5 million total as of December 31, 2021). Impairment charges are already reflected within gross asset value.
(4)Weighted by unit count as of December 31, 2021. As of December 31, 2021, we had 4,494 rentable units in our SHOP segment.
N/A    Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2021:

State	Number of Properties	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet	Rentable Units in SHOP Segment
		(In thousands)
Alabama	1	$176	0.1%	5,564	0.1%	—
Arizona	14	9,091	2.9%	509,642	5.6%	—
Arkansas	3	13,488	4.4%	248,783	2.7%	299
California	8	16,373	5.3%	446,723	4.9%	247
Colorado	3	1,796	0.6%	67,016	0.7%	—
Florida	23	54,662	17.7%	1,099,729	12.0%	812
Georgia	15	27,411	8.9%	792,191	8.7%	624
Idaho	1	3,331	1.1%	55,846	0.6%	95
Illinois	21	25,947	8.4%	857,836	9.4%	356
Indiana	7	4,337	1.4%	194,035	2.1%	—
Iowa	14	29,600	9.6%	585,667	6.4%	679
Kansas	1	4,679	1.5%	49,360	0.5%	71
Kentucky	2	3,921	1.3%	92,875	1.0%	114
Louisiana	1	621	0.2%	17,830	0.2%	—
Maryland	1	938	0.3%	36,260	0.4%	—
Massachusetts	3	846	0.3%	36,563	0.4%	—
Michigan	11	15,344	5.0%	420,298	4.6%	311
Minnesota	1	1,248	0.4%	36,375	0.4%	—
Mississippi	3	1,715	0.6%	73,859	0.8%	—
Missouri	2	7,872	2.6%	96,016	1.0%	146
Nevada	2	3,264	1.1%	86,342	0.9%	—
New York	4	2,633	0.9%	119,602	1.3%	—
North Carolina	2	761	0.2%	68,122	0.7%	—
Ohio	5	7,863	2.5%	172,085	1.9%	—
Oklahoma	2	1,092	0.4%	47,407	0.5%	—
Oregon	2	8,747	2.8%	267,748	2.9%	252
Pennsylvania	17	29,468	9.6%	1,442,824	15.8%	257
South Carolina	2	1,103	0.4%	52,527	0.6%	—
Tennessee	3	3,233	1.0%	177,489	1.9%	—
Texas	13	12,809	4.2%	506,122	5.5%	152
Virginia	1	1,526	0.3%	62,165	0.7%	—
Washington	1	2,031	0.7%	52,900	0.6%	—
Wisconsin	13	10,590	3.4%	373,401	4.1%	79
Total	202	$308,516	100%	9,151,202	100%	4,494
__________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2021, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs for the fourth quarter of 2021.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us (excluding the SHOP segment) over the next ten years and thereafter as of December 31, 2021. The SHOP segment is excluded as the leases of units with residents are generally for annual periods or month to month. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2022	$105,694
2023	94,047
2024	85,918
2025	75,192
2026	67,200
2027	49,341
2028	34,897
2029	28,994
2030	25,961
2031	22,174
Thereafter	59,946
$649,364
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding the SHOP segment) as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2022	82	$12,020	11.4%	487,343	10.7%
2023	68	8,201	7.8%	344,005	7.5%
2024	102	11,968	11.3%	544,981	11.9%
2025	57	7,023	6.6%	291,457	6.4%
2026	82	18,076	17.1%	1,024,609	22.4%
2027	73	13,763	12.9%	728,860	16.1%
2028	27	8,382	7.9%	324,316	7.1%
2029	16	2,810	2.7%	124,687	2.7%
2030	18	3,258	3.1%	142,269	3.1%
2031	11	3,437	3.3%	124,082	2.7%
Total	536	$88,938	84.1%	4,136,609	90.6%
_____________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2021, excluding SHOPs, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2021, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for our portfolio.
Significant Portfolio Properties
As of December 31, 2021, the rentable square feet or annualized rental income on a straight-line basis of one property represented 5% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis:

Wellington at Hershey’s Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey’s Mill, a seniors housing property located in West Chester, Pennsylvania. Wellington at Hershey’s Mill, which is leased to our TRS and operated and managed on our behalf by a third-party operator in our SHOP segment, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients and 64 units dedicated to assisted living patients. As of December 31, 2021, this property represented 5.4% of our total rentable square feet and 4.2% of our total annualized rental income on a straight-line basis.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2021 and 2020.

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
On March 31, 2021, we published an Estimated Per-Share NAV equal to $14.50 as of December 31, 2020. We intend to publish an Estimated Per-Share NAV as of December 31, 2021 shortly after filing this Annual Report on Form 10-K for the year ended December 31, 2021.
Consistent with our valuation guidelines, we engaged Kroll, LLC (“Kroll”, formerly, “Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets as of December 31, 2020 and provide a valuation range for each real estate asset. In addition, Kroll was engaged to review, and incorporate in its report our market value estimate regarding other assets, liabilities, and the liquidation value of our outstanding shares of Series A Preferred Stock as of December 31, 2020.
Kroll has extensive experience estimating the fair value of commercial real estate. The method used by Kroll to appraise our real estate assets in the report furnished to the Advisor and the Board by Kroll (the “Kroll Report”) complies with the Institute of Portfolio Alternatives (formerly known as the Investment Program Association) Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. Also, Kroll advised that the scope of work performed was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Other than its engagement as described above and its engagements to provide certain purchase price allocation and other real estate valuation services, Kroll does not have any direct interests in any transaction with us.
Potential conflicts of interest between Kroll, on one hand and us or the Advisor, on the other hand, may arise as a result of (1) the impact of the findings of Kroll in relation to our real estate assets, or the assets of real estate investment programs sponsored by affiliates of the Advisor, on the value of ownership interests owned by, or incentive compensation payable to, our directors, officers or affiliates and those of the Advisor, or (2) Kroll performing valuation services for other programs sponsored by affiliates of the Advisor, as well as other services for us.
Kroll performed a full valuation of our real estate assets utilizing an income capitalization approach consisting of the Direct Capitalization Method or the Discounted Cash Flow Method and certain other approaches, including the acquisition price, disposition price, and sales comparison approach. These approaches are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of our real estate assets and (B) the estimated value of our other assets, minus (ii) the sum of (C) the estimated value of our debt and other liabilities, (D) the liquidation value of any outstanding classes of preferred stock, (E) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of their respective affiliates based on our aggregate net asset value based on Estimated Per-Share NAV and payable in our hypothetical liquidation as of December 31, 2020 (which was zero), divided by (iii) our number of shares of common stock outstanding on a fully-diluted basis as of December 31, 2020, which was 94,181,653. Common shares outstanding on a fully-diluted basis is defined as the sum of shares of common stock, including vested and unvested restricted shares of common stock, (“restricted shares”) and OP Units outstanding, while excluding Class B units.
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
The Estimated Per-Share NAV as of December 31, 2020 of $14.50, a value within the range determined by Kroll, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, with Mr. Weil abstaining, on March 31, 2021. The independent directors of the Board based their determination on the Advisor’s recommendation, which was based on the Advisor’s review of the Kroll Report and on the Advisor’s own analysis, estimates and calculations and the fundamentals of the real estate assets. As part of their determination to approve an Estimated Per-Share NAV, the independent directors considered various factors, including information provided by Kroll, the impact of the Stock

Dividend that was issued in January 2021, the fact that properties held for sale or under contract for sale at December 31, 2020 were valued based on their contract sale prices and without giving consideration to the reinvestment of the sale proceeds, the impact of the COVID-19 pandemic, and the fundamentals of the real estate assets including geographic location, stabilization and credit quality of tenants. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates. As such, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of common stock pursuant to our DRIP or our SRP, respectively.
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
Holders
As of March 11, 2022 we had 100,735,691 shares of common stock outstanding held by a total of 44,358 stockholders of record.
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
The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for dividends and other distribution, financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. Under our Credit Facility, we will not be able to pay cash distributions on our common stock until we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the quarter in which we have elected to commence paying cash distributions on common stock) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. As of December 31, 2021, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 59.4%. Thus, our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. The Board may reduce the amount of dividends or other distributions paid or suspend dividends or other distribution payments at any time prior to declaration. Therefore, dividends and other distribution payments are not assured. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares. For further information on provisions in our Credit Facility that restrict the payment of dividends and other distributions, see Note 5 — Credit Facility, Net to our consolidated financial statements included in this Annual Report on Form 10-K and Item 1A “Risk Factors. - We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.”
The following table details the tax treatment of the dividends and other distributions paid during the years ended December 31, 2020 and 2019, respectively, retroactively adjusted for the effects of the stock dividends. All common dividends in the year ended December 31, 2021, and a portion of common dividends issued in the year ended December 31, 2020, were issued as stock dividends, which do not represent taxable dividends to our shareholders for U.S. federal income tax purposes. All dividends paid on the Series A Preferred Stock were considered 100% return of capital for income for tax purposes for the years ended December 31, 2021 and 2020. There were no dividends paid on the Series B Preferred Stock, as the first dividend payment was made in January, 2022.

	Year Ended December 31,
	2020		2019
Return of capital (1)	100%	$0.42	100%	$0.83
Capital gain dividend income	—%	—	—%	—
Ordinary dividend income	—%	—	—%	—
Total	100.0%	$0.42	100.0%	$0.83

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
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility. Under the revised policy, distributions authorized by the Board on our shares of common stock, if and when declared, are paid on a quarterly basis in arrears in shares of our common stock valued at our estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. On October 1, 2020 and January 4, 2021, we declared a dividend payable entirely in stock equal to 0.01349 shares of our common stock on each share of our outstanding common stock. On April 2, 2021, July 1, 2021, October 1, 2021, and January 3, 2022, we declared a dividend payable entirely in stock equal to 0.014655 shares of our common stock on each share of our outstanding common stock. This amount was based on our prior cash distribution rate of $0.85 per share per annum. The Board may further change our common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
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
Dividends to Series B Preferred Stockholders
Dividends on our Series B Preferred Stock accrue in an amount equal to $1.78 per share each year ($0.45 per share per quarter) to Series B Preferred Stockholders, which is equivalent to 7.125% per annum on the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In light of the amendment to the Credit Facility on August 10,2020, which provides that we may not repurchase shares of our common stock until the Commencement Quarter, the Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. For additional information on the SRP, see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table summarizes our SRP activity for the period presented.

	Number of Common Shares Repurchased	Average Price per Share

Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Year ended December 31, 2021	—	—
Cumulative repurchases as of December 31, 2021	4,896,620	20.60
Item 6. [Reserved].

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
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. Prior to December 31, 2021, we had three reportable segments 1) Former MOBs, 2) Former NNN and 3) SHOPs. As a result of strategic property divestitures in our Former NNN segment, and transitions of certain properties reported in our Former NNN segment into our SHOP segment, we have combined the properties in our Former NNN segment with the properties in our Former MOB segment to form a single set of MOBs. As a result, effective December 31, 2021 we have determined that we have two reportable segments, with activities related to investing in MOBs and SHOPs. All prior periods presented in this Annual Report on Form 10-K have been conformed to the presentation of our new reportable segment structure. As of December 31, 2021, we owned 202 properties located in 33 states and comprised of 9.2 million rentable square feet.
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
We operate in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In our MOB operating segment, we own, manage, and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of December 31, 2021, we had six eligible independent contractors operating 54 SHOPs (not including two land parcels). All of our properties across both business segments are located throughout the United States. Subsequent to December 31, 2021, we terminated one of our independent contractors who managed 20 SHOPs and those management duties were assumed by other existing eligible independent contractors effective March 1, 2022 which reduced our active independent contractors to five.
We have declared quarterly dividends entirely in shares of our common stock equal to 0.01349 shares of our common stock on each share of our outstanding common stock on October 1, 2020 and January 4, 2021. These stock dividends were issued on October 15, 2020 and January 15, 2021 to holders of record of our common stock at the close of business on October 8, 2020 and January 11, 2021, respectively. We have declared quarterly dividends entirely in shares of our common stock equal to 0.014655 shares of our common stock on each share of our outstanding common stock on April 2, 2021, July 1, 2021, October 1, 2021, and January 3, 2022. These stock dividends were issued on April 15, 2021, July 15, 2021, October 15, 2021, and January 15, 2022 to holders of record of our common stock at the close of business on April 8, 2021, July 8, 2021, October 8, 2021, and January 8, 2022, respectively. Dividends payable entirely in shares of our common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of these stock dividends was an increase of 0.08871 shares, cumulatively, for every one share of common stock. No additional shares, except for the dividends paid in the form of additional shares of common stock, were issued during the year ended December 31, 2021. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the stock dividends and are noted as such throughout the accompanying financial statements and footnotes.
On March 31, 2021, we published a new Estimated Per-Share NAV equal to $14.50 as of December 31, 2020. Our previous Estimated Per-Share NAV was equal to $15.75 as of December 31, 2019. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in early April 2022. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.

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
As of December 31, 2021, our MOB segment had an occupancy of 91.5% with a weighted-average remaining lease term of 4.9 years, (based on annualized straight-line rent as of December 31, 2021), and our SHOP segment had an occupancy of 74.1% weighted by unit count. During the second, third and fourth quarters of 2021, we experienced relative stability in occupancy and operating costs in our SHOP portfolio, although future developments in the course of the pandemic may cause further adverse impacts on our occupancy and cost levels. Occupancy and operating costs in our MOB segment was relatively stable during these quarters. The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our Credit Facility, and the amount available for future borrowings thereunder. We would have been in default of a covenant contained in the Credit Facility requiring us to maintain a certain minimum fixed charge coverage ratio for the four fiscal quarter period ended September 30, 2021. We entered into an amendment to our Credit Facility on November 12, 2021, in which the lenders waived any defaults or event of defaults under the covenant requiring us to maintain a fixed charge coverage ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and reduced this covenant to 1.50 to 1.00 until the earlier of December 31, 2022 and the date on which we elect to terminate this relief, among other changes (see Liquidity and Capital Resources section below and see Note 5 — Credit Facilities, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional Information).
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic” included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Rent Collections
We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We have achieved mutually agreeable solutions with our tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments wherein we agreed to defer payment. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. During the year ended December 31, 2021, we did not enter into any rent deferral agreements with any of our tenants and all amounts previously deferred under prior rent deferral agreements have been collected.
We collected approximately 100% of the original cash rent due for the fourth quarter of 2020 and throughout 2021 in our MOB segment. Cash rental payments for our 54 SHOPs is primarily paid by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare, therefore we have not provided the amount of quarterly cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for each quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. No additional rent was deferred during the year ended December 31, 2021.
We have also granted rent concessions which serve to reduce revenue in our SHOP segment. We offered $0.1 million and $0.4 million of rent concessions during the years ended December 31, 2021 and 2020, respectively.
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
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio has trended lower since the second half of March 2020 to a low of 72.0% as of March 31, 2021 and has subsequently begun to recover, reaching 74.1% as of December 31, 2021, as government policies and implementation of infection control best practices and prospective residents’ concerns about communal-setting COVID-19 spread limited resident move-ins. We have also continued to experience lower inquiry volumes and reduced in-person tours. These and other impacts of the COVID-19 pandemic have affected and could continue to affect our ability to fill vacancies. The below table presents SHOP occupancy since the onset of the COVID-19 pandemic in March 2020:

As of	Number of Properties [1]	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
________
[1] Exclusive of two land parcels.
The declines in revenue we experienced during the year ended December 31, 2021 and 2020, as compared to the year ended December 31, 2019, were primarily attributable to the decline in occupancy in or SHOP segment, noted in the table above, and our SHOP disposals which reduced the average number of rentable units over the periods. In addition, starting in mid-March of 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, we generally bear these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. There can be no assurance, however, that future developments in the course of the pandemic will not cause further adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have a material adverse effect on our revenues and income in the other quarters. We believe that our vaccination participation achieved in 2021 for both residents and staff populations have mitigated certain adverse impacts of COVID-19. Furthermore, as infections decline and more vaccinations and boosters are administered during 2022, our occupancy may further increase. However, there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID-19 variants such as the Delta and Omicron variants.
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

On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the year ended December 31, 2021 we received $5.1 million from CARES Act grants. Previously, we received $3.6 million in grants during the year ended December 31, 2020. We have applied for additional funds under the CARES Act, however, there can be no assurance that any funds requested will actually be received. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statement of operations during the years ended December 31, 2021 and 2020. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, include rent received from tenants in our triple-net MOBs. As of December 31, 2021 these leases had a weighted average remaining lease term of 4.9 years. Rent from tenants in our MOB segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we have also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.

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
Under ASC 842, which was adopted effective on January 1, 2019, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2021, 2020 and 2019 such amounts were $1.1 million, $2.7 million, and $6.5 million, respectively, which include bad debt expense related to the NuVista and LaSalle Tenants (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 or 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were $0.1 million in real estate investments held for sale as of December 31, 2020 and none as of December 31, 2021 (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
All of our leases as lessor prior to the adoption of new lease accounting rules on January 1, 2019, were accounted for as operating leases and they continue to be accounted for as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three-year period ended December 31, 2021, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2021 and 2020.
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
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We received $5.1 million and $3.6 million in these funds during the years ended December 31, 2021 and 2020, respectively, related to four of our SHOPs and considered the funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in the Company’s consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively, to offset the incurred COVID-19 expenses. There can be no assurance that the program will be extended or any further amounts received.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Same Store Properties

Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2021, we owned 202 properties. There were 176 properties (our “Same Store” properties) owned for the entire years ended December 31, 2021 and 2020, including two vacant land parcels. Since January 1, 2020 and through December 31, 2021, we acquired 26 properties (our “Acquisitions”) and disposed of 17 properties (our “Dispositions”).
The following table presents a roll-forward of our properties owned from January 1, 2020 to December 31, 2021:

	MOB	SHOP	Total
Number of properties, December 31, 2019	132	61	193
Acquisition activity during the year ended December 31, 2020	5	4	9
Disposition activity during the year ended December 31, 2020	(1)	(8)	(9)
Transition activity during the year ended December 31, 2020	(4)	4	—
Number of properties, December 31, 2020	132	61	193
Acquisition activity during the year ended December 31, 2021	17	—	17
Disposition activity during the year ended December 31, 2021	(3)	(5)	(8)
Number of properties, December 31, 2021	146	56	202

Number of Same Store Properties (1)	124	52	176
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
Below is a discussion of our results of operations for the years ended December 31, 2021 and 2020. Please see the “Results of Operations” section located in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparison of our results of operations for the year ended December 31, 2020 and 2019.

Comparison of the Years Ended December 31, 2021 and 2020
Net loss attributable to common stockholders was $92.9 million and $78.8 million for the years ended December 31, 2021 and 2020, respectively. The following table shows our results of operations for the years ended December 31, 2021 and 2020 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2021	2020	$
Revenue from tenants	$329,355	$381,612	$(52,257)

Operating expenses:
Property operating and maintenance	205,813	243,548	(37,735)
Impairment charges	40,951	36,446	4,505
Operating fees to related parties	24,206	23,922	284
Acquisition and transaction related	2,714	173	2,541
General and administrative	16,828	21,572	(4,744)
Depreciation and amortization	79,926	81,053	(1,127)
Total expenses	370,438	406,714	(36,276)
Operating loss before gain on sale of real estate investments	(41,083)	(25,102)	(15,981)
Gain on sale of real estate investments	3,648	5,230	(1,582)
Operating loss	(37,435)	(19,872)	(17,563)
Other income (expense):
Interest expense	(47,900)	(51,519)	3,619
Interest and other income	61	44	17
Loss on non-designated derivatives	37	(102)	139
Total other expenses	(47,802)	(51,577)	3,775
Loss before income taxes	(85,237)	(71,449)	(13,788)
Income tax expense	(203)	(4,061)	3,858
Net loss	(85,440)	(75,510)	(9,930)
Net (income) loss attributable to non-controlling interests	260	(303)	563
Allocation for preferred stock	(7,762)	(2,968)	(4,794)
Net loss attributable to common stockholders	$(92,942)	$(78,781)	$(14,161)

__________
NM — Not Meaningful
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance expenses. NOI excludes all other financial statement amounts included in net income (loss) attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” below for additional disclosure and a reconciliation, in the aggregate, of the NOI for the segments presented below to our net income (loss) attributable to common stockholders.

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the years ended December 31, 2021 and 2020:

	Segment Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$110,609	$112,987	$(2,378)	$8,325	$2,057	$6,268	$3,933	$4,779	$(846)	$122,867	$119,823	$3,044
Less: Property operating and maintenance	30,131	30,173	(42)	1,819	360	1,459	2,530	2,278	252	34,480	32,811	1,669
NOI	$80,478	$82,814	$(2,336)	$6,506	$1,697	$4,809	$1,403	$2,501	$(1,098)	$88,387	$87,012	$1,375
_______________
(1)    Our MOB segment included 124 Same Store properties.
(2)    Our MOB segment included 22 Acquisition properties.
(3)    Our MOB segment included four Disposition properties.
(4)    Our MOB segment consisted of 146 properties.
NM — Not Meaningful
Revenue from tenants is primarily related to contractual rent received from tenants in our MOBs. It also includes operating expense reimbursements which generally increase with the increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’expenses for the base year of the respective leases.
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third party property management fees.
During the year ended December 31, 2021, the MOB segment contributed a $1.4 million increase in NOI as compared to the year ended December 31, 2020. Of our 26 Acquisitions, during the period from January 1, 2020 through December 31, 2021, 22 were MOBs which contributed a $4.8 million increase in NOI, and our Disposition properties contributed a $1.1 million decrease in NOI, while NOI from our Same Store properties contributed a $2.3 million decrease in NOI as compared to the year ended December 31, 2020. The decrease in NOI from our Same Store properties is due to one-time expense recoveries which occurred in the year ended December 31, 2020 which did not occur in the year ended December 31, 2021.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2021 and 2020:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$186,359	$204,932	$(18,573)	$14,667	$12,780	$1,887	$5,462	$44,076	$(38,614)	$206,488	$261,788	$(55,300)
Less: Property operating and maintenance	154,080	160,406	(6,326)	11,941	10,418	1,523	5,312	39,912	(34,600)	171,333	210,736	(39,403)
NOI	$32,279	$44,526	$(12,247)	$2,726	$2,362	$364	$150	$4,164	$(4,014)	$35,155	$51,052	$(15,897)
__________
(1)    Our SHOP segment included 52 Same Store properties, including two land parcels.
(2)    Our SHOP segment included four Acquisitions properties.
(3) Our SHOP segment included 13 Dispositions properties.
(4) Our SHOP segment included 56 properties, including two land parcels.
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

During the year ended December 31, 2021, revenue from tenants decreased by $55.3 million in our SHOP segment as compared to the year ended December 31, 2020 primarily giving effect to a $38.6 million decrease from our Disposition properties, and a decrease of $18.6 million from our Same Store properties. These decreases were partially offset by $1.9 million of additional revenue through our Acquisition properties. For the year ended December 31, 2021, an additional $0.8 million was generated through COVID-19 surcharges for PPE as compared to $1.1 million in PPE billings during the year ended December 31, 2020. We also offered $0.1 million of rent concessions related to COVID-19 in the year ended December 31, 2021 as compared to $0.4 million of rent concessions granted during the year ended December 31, 2020.
Revenues declined in our Same Store SHOPs primarily due to a decrease in occupancy as a result of COVID-19 as discussed in Management Update on the Impacts of the COVID-19 Pandemic. Regulatory and government-imposed restrictions and infectious disease protocols have hindered our ability to accommodate and conduct in-person tours and process and attract new move-ins at our SHOPs which has affected and could continue to affect our ability to fill vacancies.
We also generated a portion of our SHOP revenue from skilled nursing facilities (which include ancillary revenue from non-residents) at two of our Same Store SHOPs and two of our Disposition SHOPs. This revenue declined $9.8 million from $13.3 million during the year ended December 31, 2020 to $3.5 million during the year ended December 31, 2021 as a result of limiting the services we offered at our skilled nursing facilities during the COVID-19 pandemic to protect our residents and on-site staff, as well as from disposing of our two largest SNFs in Lutz and Wellington, Florida in December 2020 and May 2021, respectively. The property in Wellington, Florida generated ancillary revenues of $1.6 million and $3.9 million in the years ended December 31, 2021 and 2020, respectively. The property in Lutz, Florida generated ancillary revenue of $4.0 million in the year ended December 31, 2020. These properties’ results are presented in Disposition properties in the table above. As a result of these dispositions, we expect ancillary revenue to continue to decline in future quarters relative to prior quarters where we owned these properties. Our remaining SNFs generated ancillary revenue of $1.9 million and $5.4 million in the years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, property operating and maintenance expenses decreased $39.4 million in our SHOP segment as compared to the year ended December 31, 2020, primarily due to a decrease of $34.6 million from our Dispositions and a decrease of $6.3 million in our Same Store properties. These increases were partially offset by an increase in property operating and maintenance expenses from our Acquisitions of $1.5 million.
Our property operating and maintenance expenses for our Same Store properties decreased due to $5.1 million in CARES Act funds received, $4.4 million of which related to our Same Store properties. We received $3.6 million of CARES Act funds in 2020, $0.9 million of which related to our Same Store properties. We consider the receipt of CARES Act funds as government grants which reduce property operating and maintenance expenses for the period in which they are received. In addition, we had lower operating costs as a result of lower occupancy levels as well as some lessening of COVID-related costs in the year ended December 31, 2021 as compared to the year ended December 31, 2020. There can be no assurance that the program will be extended or any further amounts received. See the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We incurred $41.0 million of impairment charges for the year ended December 31, 2021. The impairment charges for the year ended December 31, 2021 related to a $0.9 million impairment on our Wellington property, which was recorded to adjust the carrying value to its fair value as determined by its purchase and sale agreement, a $6.1 million impairment related to an MOB property located in Sun City, Arizona, and $34.0 million related to our LaSalle properties.
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
Operating Fees to Related Parties
Operating fees to related parties increased $0.3 million to $24.2 million for the year ended December 31, 2021 from $23.9 million for the year ended December 31, 2020.

Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. The fixed portion of the base management fee we pay for asset management services is equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity the we raise. Asset management fees increased $0.7 million to $20.7 million for the year ended December 31, 2021, due to the increase in the variable portion of the base management fee related to the issuance and sale of Series B Preferred Stock in October 2021.
Property management fees decreased $0.4 million to $3.7 million, inclusive of $0.3 million of leasing commissions paid, during the year ended December 31, 2021 from $4.2 million during the year ended December 31, 2020. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K which provides detail on our asset and property management fees.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $2.7 million for the year ended December 31, 2021 and $0.2 million for the year ended December 31, 2020. The increase is mainly due to $1.2 million of costs incurred from our terminated Preferred Stock Equity Line, $0.8 million from litigation costs related to our Michigan dispositions which occurred in the first quarter of 2021, $0.2 million from a legal settlement related to our Jupiter, Florida disposition which occurred in the second quarter of 2021, and $0.3 million of increased costs related to dead deal and other miscellaneous costs incurred in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The expenses in both periods primarily related to indirect costs associated with potential acquisitions.
General and Administrative Expenses
General and administrative expenses decreased $4.7 million to $16.8 million for the year ended December 31, 2021 compared to $21.6 million for the year ended December 31, 2020. For the year ended December 31, 2021 and 2020, incurred expense reimbursements and distributions on partnership units of the OP designated as Class B Units to related parties were $8.4 million and $11.1 million, respectively. Class B Units will not receive cash distributions, and no further expense will be incurred, for so long as we pay distributions to our common stockholders in stock instead of cash. The decrease in expense reimbursements to related parties was primarily due to $2.2 million of costs incurred in the year ended December 31, 2020 related to severance payments to our former chief executive officer and related legal costs which did not occur in the year ended December 31, 2021. Both the years ended December 31, 2021 and 2020 include reductions of expenses related to 2020 and 2019 employee bonuses, respectively, of $1.0 million and $1.2 million of professional fee credits from the Advisor. For additional details on the 2020 and 2019 bonus awards (see Note 9 – Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K).
In addition to lower expense reimbursements, the decrease was primarily due the decrease in distributions on Class B Units of $0.2 million, lower legal expenses of $0.9 million, lower auditing expenses of $0.4 million, lower printing expenses of $0.6 million, and lower transfer agent expenses of $0.2 million.
The aforementioned professional reimbursement fees to the Advisor are subject to a cap which is equal to the greater of a fixed or variable component. We did not meet the cap for the years ended December 2021 and 2020. The fixed component increases by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the Advisory Agreement Amendment for the prior year ended December 31st. See Note 9 – Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased marginally to $79.9 million for the year ended December 31, 2021 from $81.1 million for the year ended December 31, 2020 as decreases from property dispositions were largely offset by increases from acquisitions.
Gain on Sale of Real Estate Investments
During the year ended December 31, 2021, we disposed of eight properties. The properties were sold for an aggregate contract price of $133.6 million, which resulted in an aggregate gain on sale of $3.6 million. See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information.
Interest Expense
Interest expense decreased by $3.6 million to $47.9 million for the year ended December 31, 2021 from $51.5 million for the year ended December 31, 2020. The decrease in interest expense resulted from lower interest rates as well as lower average outstanding debt in 2021 compared to 2020. As of December 31, 2021 our outstanding debt obligations were $1.1 billion at a weighted average interest rate of 3.44% per year. As of December 31, 2020, we had total borrowings of $1.2 billion, at a weighted average interest rate of 3.58% per year.

Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $61,000 for the year ended December 31, 2021. Interest and other income was approximately $44,000 for the year ended December 31, 2020.
Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments for the years ended December 31, 2021 and 2020 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. Loss on derivative instruments for the years ended December 31, 2021 and 2020 were $37,000 and $0.1 million, respectively.
Income Tax Benefit (Expense)
We recorded income tax expense of $0.2 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively, related to deferred tax assets generated by temporary differences and current period net operating income associated with our TRS. During the year ended December 31, 2020, we recorded an initial $4.6 million valuation allowance against our net deferred tax assets. During the year ended December 31, 2021, we continue to maintain a full valuation allowance against our net deferred tax assets. Income taxes generally relate to our SHOPs, which are leased by our TRS.
Because of our TRS recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance in the year ended December 31, 2020 and we have continued to maintain this valuation allowance through December 31, 2021. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2021, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $13.3 million at December 31, 2021 (of which $7.6 million were incurred prior to January 1, 2018). For losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2035. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date.
Net Income/Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.3 million and net income attributable non-controlling interests was $0.3 million for the years ended December 31, 2021 and 2020, respectively. These amounts represent the portion of our net loss that is related to the OP Units and non-controlling interest holders in our subsidiaries that own certain properties.

Cash Flows from Operating Activities
During the year ended December 31, 2021, net cash provided by operating activities was $38.9 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $38.8 million (net loss of $85.4 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges). In addition, cash provided by operating activities was impacted by an increase in accounts payable and accrued expenses of $1.3 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees, a net decrease in prepaid expenses and other assets of $2.1 million, and by an increase in deferred rent of $1.7 million. These cash inflows were partially offset by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.8 million.
During the year ended December 31, 2020, net cash provided by operating activities was $41.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $50.4 million (net loss of $75.5 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges). These inflows were partially offset by a decrease in accounts payable and accrued expenses of $4.6 million related to higher accrued real estate taxes, property operating expenses and professional and legal fees, a net increase in prepaid expenses and other assets of $0.1 million, a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $2.4 million and by a decrease in deferred rent of $1.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 was $47.9 million. The cash used in investing activities included $159.3 million for the acquisition of 17 properties and $19.1 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $130.4 million.
Net cash used in investing activities during the year ended December 31, 2020 was $82.5 million. The cash used in investing activities included $95.0 million for the acquisition of nine properties and $21.9 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $34.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $4.1 million during the year ended December 31, 2021 related to net proceeds from the issuance of Series A preferred stock of $56.3 million, net proceeds from the issuance of Series B preferred stock of $86.9 million and proceeds from a mortgage note payable of $42.8 million. These cash inflows were partially offset by net repayments under our Revolving Credit Facility of $173.8 million, payment for deferred financing costs of $1.5 million and payments of preferred stock dividends of $5.1 million.
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
Liquidity and Capital Resources
Our principal demands for cash are for acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and holders of Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as the on-going impact of COVID-19 on our tenants and operators.
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock and holders of Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and draws on the Revolving Credit Facility, which may include amounts reborrowed following the repayments we were or are required to make thereunder.
As of December 31, 2021 and 2020, we had $59.7 million and $72.4 million of cash and cash equivalents, respectively. Our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of

December 31, 2021, $236.6 million was available for future borrowings under our Revolving Credit Facility. Certain other restrictions and conditions described below, including those on paying cash dividends, will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and the Covenant Relief Period has terminated. The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We satisfied the conditions during the quarter ended December 31, 2021 in order to elect the quarter ending March 31, 2022 as the Commencement Quarter, but chose not to do so. There can be no assurance as to if, or when, we will elect to do so, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock and Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
Our Credit Facility also restricts our uses of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time.
During the year ended December 31, 2021, we generated liquidity through the sale of equity securities and from various financings as described below.
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, we entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we had the right from time to time to sell up to an aggregate of $15 million of shares of our Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement (“Preferred Stock Equity Line”). We sold 15,000 shares of Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2021, resulting in gross proceeds of $0.4 million and net proceeds of $0.3 million after fees and commissions.
In total, we incurred $1.2 million in costs related to establishing the Preferred Stock Equity Line which were all initially recorded in prepaid expenses and other assets on our consolidated balance sheet. Upon receiving proceeds under the Preferred Stock Equity Line in the third quarter of 2021, the Company reclassified $30,000 of these prepaid costs to additional paid in capital in our consolidated statement of changes in equity as a reduction of the gross proceeds received under the Preferred Stock Equity Line.
In the fourth quarter of 2021, we determined that it was not probable that additional proceeds would be received from the Preferred Stock Equity Line and later terminated the Preferred Stock Equity Line. As a result, we expensed the remaining balance of prepaid costs within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income during the year ended December 31, 2021.
We did not sell any Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2020.
Series A Preferred Stock Add-On Offering
On May 11, 2021, we completed an underwritten public offering of 2,352,144 shares (which included 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of our Series A Preferred Stock for net proceeds of $56.0 million after deducting the underwriters’ discount, structuring fees and other offering costs aggregating to $2.9 million. Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid.
Series B Preferred Stock Offering
On October 6, 2021, we completed the initial issuance and sale of 3,630,000 shares (which includes 430,000 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of our 7.125% Series B Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $90.8 million and net proceeds of $86.8 million, after deducting underwriting discounts, structuring fees and other offering costs. Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the

Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid.
Financings
As of December 31, 2021, our total debt leverage ratio (net debt divided by gross asset value) was approximately 40.1%. Net debt totaled $1.0 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($59.7 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion), net of gross market lease intangible liabilities ($23.5 million). Impairment charges are already reflected within gross asset value.
As of December 31, 2021, we had total gross borrowings of $1.1 billion, at a weighted average interest rate of 3.44%. As of December 31, 2020, we had total gross borrowings of $1.2 billion at a weighted average interest rate of 3.58%. As of December 31, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this amount pledged as collateral for mortgage notes payable, $0.6 billion of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.0 billion of this amount comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties as security for that debt or add them to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of December 31, 2021 was $110.4 million. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from these dispositions prior to the Commencement Quarter must be used to prepay amounts outstanding under the Revolving Credit Facility.
Mortgage Notes Payable
As of December 31, 2021, we had $591.8 million in gross mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for 2022 are $1.3 million.
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
We drew $125.0 million under our Credit Facility during the year ended December 31, 2021, primarily to fund acquisitions during the year. We repaid $298.8 million of amounts outstanding under our Revolving Credit Facility during the year ended December 31, 2021 derived from $88.0 million of net proceeds of our dispositions of the Wellington, Florida and Jupiter, Florida properties, all $56.7 million of net cash proceeds from our May 2021 Series A Preferred Stock offering, $87.6 million of net cash proceeds from our October Series B Preferred Stock Offering, $37.0 million of proceeds from our BMO CMBS Loan and $29.4 million from cash on hand.
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of December 31, 2021, $150.0 million was outstanding under the Term Loan, and no amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Credit Facility was $236.6 million. The amount available for future borrowings under the Revolving Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or satisfying a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Revolving Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of December 31, 2021, the Term Loan had an effective interest rate per annum equal to 4.11%. The Credit Facility prohibits us from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge

Coverage Ratio”) on a quarterly basis and a minimum consolidated tangible net worth. We entered into an amendment to our Credit Facility on November 12, 2021. We would have been in default of the Fixed Charge Coverage Ratio for the four fiscal quarter period ended September 30, 2021. Pursuant to the terms of a third amendment entered into on November 12, 2021 by us, the agent and the requisite lenders under the Credit Facility, the lenders waived any defaults or event of defaults under the covenant requiring us to maintain a Fixed Charge Coverage Ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and any further defaults or Events of Default (as defined in the Credit Facility) resulting from the breach of the Fixed Charge Coverage Ratio covenant. In addition, as described above, the Fixed Charge Coverage Ratio we are required to maintain was reduced from 1.60 to 1.00 to 1.50 to 1.00 until the earlier of December 31, 2022, and such earlier date as we elect to terminate this relief. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with the terms of the Credit Facility in the future. As of December 31, 2021, we were in compliance with the financial covenants under the Credit Facility. Based upon our current expectations, we believe we will be able to comply with these covenants during the next 12 months. Please see “Item 1A. Risk Factors. Risks Related to our Indebtedness.”
Fannie Mae Master Credit Facilities
As of December 31, 2021, $355.0 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for 2022 are $2.8 million.
Capital Expenditures
During the year ended December 31, 2021, our capital expenditures were $19.1 million, of which approximately $6.2 million related our MOB segment and $12.9 million related to our SHOP segment. We anticipate this rate of capital expenditures will be similar for the MOB and SHOP segments throughout 2022, however, the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures. Our capital expenditures in 2021 were funded using cash on hand, and we also expect to fund future capital expenditures using cash on hand.
Acquisitions — Year Ended December 31, 2021
During the year ended December 31, 2021, we completed the acquisitions of five multi-tenant MOBs and 12 single tenant MOBs for an aggregate contract purchase price of $160.2 million. The acquisition of one multi-tenant MOB and two single-tenant MOBs for a contract purchase price of $12.8 million, was completed during the three months ended December 31, 2021. The properties acquired during the year were funded with proceeds cash on hand and borrowings from our Revolving Credit Facility, and in one case, in part by the issuance of our Series A Preferred OP Units (see Note 8 — Stockholders’ Equity and Note 13 — Non-Controlling Interests to our consolidated financial statements included in this Annual Report on Form 10-K).
Acquisitions — Subsequent to December 31, 2021
We did not acquire any properties subsequent to December 31, 2021. We have entered into one non-binding letter of intent to purchase one MOB property for a contract purchase price of $8.2 million. There can be no assurance we will complete this acquisition on its contemplated terms, or at all.
Dispositions — Year Ended December 31, 2021
During the year ended December 31, 2021, we sold eight properties (three MOBs and five SHOPs) for an aggregate contract price of $133.6 million, which resulted in an aggregate gain on sale of $3.6 million. Two of these properties were sold in the fourth quarter of 2021 and had an aggregate contract sales price of $37.8 million, which resulted in an aggregate gain on sale of $1.3 million. Of the properties disposed in the year ended December 31, 2021, one was encumbered under the Capital One MOB loan, one was unencumbered, and six were part of the borrowing base of our Credit Facility. Pursuant to the terms of our amended Credit Facility, all proceeds from these dispositions were used to repay amounts outstanding under the Credit Facility.
Dispositions — Subsequent to December 31, 2021
Subsequent to December 31, 2021, we did not dispose of any properties. We have entered into a PSA to dispose of the four LaSalle properties located in Texas for an aggregate contract sales price of $12.4 million. The PSA is subject to conditions, and there can be no assurance this, or any, disposition will be completed on the contemplated terms, or at all. Pursuant to the terms of our Credit Facility, the net cash proceeds from any completed dispositions must be used to prepay amounts outstanding under the Revolving Credit Facility and will therefore not be available to us for any other purpose. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Share Repurchase Program

Under the Credit Facility, we are restricted from repurchasing shares until the end of the Commencement Quarter. Thus, the Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. There can be no assurance, however, as to whether our SRP will be reactivated or on what terms. Beginning in the Commencement Quarter, we will be permitted to repurchase up to $50.0 million of shares of our common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, we maintain cash and cash equivalents of at least $30.0 million and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
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
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in

November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses and capitalized interest. In addition, because we currently believe that concessions granted to our tenants as a result of the COVID-19 pandemic are collectable (see Accounting Treatment of Rent Deferrals below), we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these deferrals, which is not considered by the Practice Guideline.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. In addition, because we currently believe that these deferred amounts are collectable, we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K.

The table below reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Year Ended December 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(92,942)	$(78,781)
Depreciation and amortization (1)	78,115	79,643
Impairment charges	40,951	36,446
Gain on sale of real estate investments	(3,648)	(5,230)
Adjustments for non-controlling interests (2)	(529)	(526)
FFO (as defined by NAREIT) attributable to common stockholders	21,947	31,552
Acquisition and transaction related	2,714	173
(Accretion) amortization of market lease and other lease intangibles, net	(198)	(80)
Straight-line rent adjustments	(780)	(2,405)
Straight-line rent (rent deferral agreements) (3)	(280)	280
Amortization of mortgage premiums and discounts, net	55	60
(Gain) loss on non-designated derivatives	(37)	102
Deferred tax asset valuation allowance (4)	(482)	4,641
Adjustments for non-controlling interests (2)	1	(9)
MFFO attributable to common stockholders	$22,940	$34,314
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the year ended December 31, 2021:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(133)	$2,527	$2,074	$(97,410)	$(92,942)
Impairment charges	40,073	—	878	—	40,951
Operating fees to related parties	—	—	—	24,206	24,206
Acquisition and transaction related	3	—	—	2,711	2,714
General and administrative	135	—	—	16,693	16,828
Depreciation and amortization	70,972	6,705	2,249	—	79,926
Interest expense	1,726	—	—	46,174	47,900
Interest and other income	(19)	—	—	(42)	(61)
Loss on non-designated derivative instruments	—	—	—	(37)	(37)
Loss on sale of real estate investments	—	—	(3,648)	—	(3,648)
Income tax expense	—	—	—	203	203
Net income attributable to non-controlling interests	—	—	—	(260)	(260)
Allocation for preferred stock	—	—	—	7,762	7,762
NOI	$112,757	$9,232	$1,553	$—	$123,542
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the year ended December 31, 2020:

(In thousands)	Same Store	Acquisitions	Dispositions	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$62,691	$983	$(40,010)	$(102,445)	$(78,781)
Impairment charges	(10,135)	—	46,581	—	36,446
Operating fees to related parties	—	—	—	23,922	23,922
Acquisition and transaction related	—	—	—	173	173
General and administrative	95	—	—	21,477	21,572
Depreciation and amortization	72,653	3,076	5,324	—	81,053
Interest expense	2,036	—	—	49,483	51,519
Interest and other income	—	—	—	(44)	(44)
Loss on non-designated derivative instruments	—	—	—	102	102
Gain on sale of real estate investments	—	—	(5,230)	—	(5,230)
Income tax expense	—	—	—	4,061	4,061
Net income (loss) attributable to non-controlling interests	—	—	—	303	303
Allocation for preferred stock	—	—	—	2,968	2,968
NOI	$127,340	$4,059	$6,665	$—	$138,064
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
Dividends on our Series B Preferred Stock accrue in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to Series B Preferred Stock holders, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first dividend on the Series B Preferred Stock was paid in January 2022.
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
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with the Credit Facility described above. Under the new policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the Estimated Per-Share NAV in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. In each of October 2020 and January 2021, we declared and issued stock dividends equal to 0.01349 shares of common stock on each share of outstanding common stock, and in April 2021, July 2021, October 2021 and January 2022, we declared and issued a stock dividend equal to 0.014655 shares of common stock on each share of outstanding common stock. The amounts of these stock dividends were based on our prior cash distribution rate of $0.85 per share per annum and the then applicable Estimated Per-Share NAV. We did not pay any cash dividends on our common stock during the year ended December 31, 2021. See “— Overview” for additional information on the impact of the stock dividends.
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

The following table shows the sources for the payment of distributions to common stockholders and preferred stockholders, including distributions on restricted shares and OP Units, but excluding distributions related to Class B Units because these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021		December 31, 2021
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Dividends paid to holders of Series A Preferred Stock	$742		$742		$1,827		$1,833		$5,144
Distributions paid to holders of Series A OP Units	—		—		—		46		46
Total cash distributions [1] [3]	$742		$742		$1,827		$1,879		$5,190

Source of distribution coverage:
Cash flows provided by operations [2]	$742	100.0%	$742	100.0%	$1,827	100.0%	$1,879	100.0%	$5,190	100.0%
Total source of distribution coverage	$742	100.0%	$742	100.0%	$1,827	100.0%	$1,879	100.0%	$5,190	100.0%

Cash flows provided by operations (in accordance with GAAP)	$13,959		$3,644		$8,401		$12,875		$38,879
Net loss (in accordance with GAAP)	$(11,442)		$(14,103)		$(40,465)		$(19,430)		$(85,440)
_______
[1]Assumes the use of available cash flows from operations before any other sources.
[2]During 2021 all dividends on common stock and common stock OP Units were issued in the form of additional shares and therefore, are not included in the table above.
[3]Our Series B Preferred Stock was first issued in October 2021, and we are required to begin paying dividends on the Series B Preferred Stock in January 2022.
For the year ended December 31, 2021, cash flows provided by operations were $38.9 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities required interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2021, we were in compliance with the financial and reporting covenants under our loan agreements.

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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the year ended December 31, 2021, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 7.0%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants in our MOB segment contain rent escalation provisions which average 1.8% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 84% are fixed-rate, 3% are based on the Consumer Price Index and 13% do not contain any escalation provisions.
In addition to base rent, depending on the specific lease, MOB tenants are generally reuired to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Property operating and maintenance expenses include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
Leases with residents at our SHOPs typically do not have rent escalations, however, we are able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase or persist at high levels, the cost of providing medical care at our SHOPs, particularly labor costs, will increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, our results of operations may be affected.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Credit Facility (which includes a Revolving Credit Facility and a Term Loan) and the Fannie Mae Master Credit Facilities, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2021, we had entered into nine non-designated interest rate caps with a notional amount of approximately $355.2 million and nine designated interest rate swaps with a notional amount of $578.5 million. We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.

Mortgage Notes Payable
As of December 31, 2021, all of our mortgages are either fixed-rate ($213.3 million) or variable-rate ($378.5 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $591.8 million and a fair value of $594.3 million as of December 31, 2021.
Credit Facilities
Our Credit Facilities are variable-rate, before consideration of interest rate swaps, and are comprised of our Revolving Credit Facility, our Term Loan and our Fannie Mae Master Credit Facilities. Our Credit Facilities had a gross aggregate carrying amount of $505.0 million and a fair value of $499.5 million as of December 31, 2021.
Sensitivity Analysis - Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings, which totaled $0.9 billion as of December 31, 2021, affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap. As noted above, we have nine designated interest rate swaps with a notional amount of $578.5 million, which effectively creates a fixed interest rate for a portion of our variable-rate debt. We also have six non-designated interest rate cap contracts, which are substantially out of the money and, therefore do not currently affect our near-term interest rate sensitivity. The sensitivity analysis related to the portion of our variable-rate debt that is not fixed via designated interest rate swaps assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase and decrease in variable interest rates on the portion of our variable-rate debt that is not fixed via designated interest rate swaps would increase and decrease our interest expense by $3.1 million.
Sensitivity Analysis - Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $15.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $22.6 million. A 100 basis point increase in market interest rates would result in an increase in the fair value of our nine designated interest rate swaps by $21.8 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our nine designated interest rate swaps by $23.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2021 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2021 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.

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
The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,214,372	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,214,372	(1)
________
(1) The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3,648,153 shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2021, we had 99,281,754 shares of common stock issued and outstanding and 433,781 shares of common stock that were subject to awards granted under the RSP. For additional information on the RSP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The other information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
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
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017
3.3 (3)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019
3.4 (4)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.5 (5)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.6 (6)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock
3.7 (32)	Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021
4.1 (7)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (8)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of December 31, 2013
4.3 (9)	Second Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of April 15, 2015
4.4 (10)	Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.5 (30)	Fourth Amendment, dated September 15, 2020, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.6 (31)	Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.7 (32)	Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.8 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.9 (11)	Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc.,and Computershare Trust Company, N.A., as Rights Agent
10.1 (9)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
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

10.4 (13)	First Amendment, dated as of April 9, 2018, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC
10.5 (33)	Second Amendment, dated as of November 11, 2021, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC
10.6 (14)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.7 (14)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.8 (15)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.9 (16)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association
10.10 (4)	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.11 (4)	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association

Exhibit No.	Description
10.12 (16)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.13 (4)	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.14 (4)	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.15 (4)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.16 (17)	Amended and Restated Loan Agreement, dated as of December 20, 2019, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto
10.17 (17)	Amended and Restated Guaranty of Recourse Obligations, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.18 (17)
Amended and Restated Hazardous Materials Indemnity Agreement, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association

10.19 (2)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017
10.20 (2)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.21 (18)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association
10.22 (18)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.23 (18)	Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association
10.24 (13)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender
10.25 (13)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.26 (13)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.27 (13)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender
10.28 (13)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee
10.29 (19)	Form of Indemnification Agreement
10.30 (20)
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

10.31 (21)
First Amendment, dated March 24, 2020, to Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

10.32 (22)	Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.33 (33)	Third Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of November 12, 2021, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
99.1 (24)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (25)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (26)	Second Amendment to Second Amended and Restated Share Repurchase Program
99.4 (27)	Third Amendment to Second Amended and Restated Share Repurchase Program
99.5 (28)	Fourth Amendment to Second Amended and Restated Share Repurchase Program
99.6 (29)	Fifth Amendment to Second Amended and Restated Share Repurchase Program
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
(26)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.
(27)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019.
(28)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2019.
(29)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of March, 2022.

HEALTHCARE TRUST, INC.
By	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 18, 2022
Leslie D. Michelson

/s/ Scott M. Lappetito	Chief Financial Officer, Treasurer and Secretary	March 18, 2022
Scott M. Lappetito	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Director	March 18, 2022
Edward M. Weil, Jr.	(Principal Executive Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	March 18, 2022
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 18, 2022
Edward G. Rendell

/s/ Lee M. Elman	Independent Director	March 18, 2022
Lee M. Elman

/s/ B.J. Penn	Independent Director	March 18, 2022
B.J. Penn

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Healthcare Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Purchase Price Allocations for Property Acquisitions
As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed real estate acquisitions of $161.9 million. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below- market fixed rate renewal options for below-market leases.
The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value

Report of Independent Registered Public Accounting Firm
estimates of tangible and intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, fair market lease rates, discount rates and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2022
We have served as the Company's auditor since 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate investments, at cost:
Land	$206,392	$212,651
Buildings, fixtures and improvements	2,117,896	2,133,057
Acquired intangible assets	288,372	276,015
Total real estate investments, at cost	2,612,660	2,621,723
Less: accumulated depreciation and amortization	(562,733)	(512,775)
Total real estate investments, net	2,049,927	2,108,948
Assets held for sale	—	90
Cash and cash equivalents	59,738	72,357
Restricted cash	25,644	17,989
Derivative assets, at fair value	174	13
Straight-line rent receivable, net	23,858	23,322
Operating lease right-of-use assets	7,914	13,912
Prepaid expenses and other assets (including $929 and $1,278 due from related parties as of December 31, 2021 and 2020, respectively)	32,564	34,932
Deferred costs, net	14,581	15,332
Total assets	$2,214,400	$2,286,895
LIABILITIES AND EQUITY
Mortgage notes payable, net	$584,239	$542,698
Credit facilities, net	502,051	674,551
Market lease intangible liabilities, net	10,943	10,803
Derivative liabilities, at fair value	13,903	38,389
Accounts payable and accrued expenses (including $47 and $299 due to related parties as of December 31, 2021 and 2020, respectively)	42,709	42,271
Operating lease liabilities	8,130	9,155
Deferred rent	8,619	6,914
Distributions payable	3,406	742
Total liabilities	1,174,000	1,325,523

Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized as of December 31, 2021 and 2020; 3,977,144 and 1,610,000 issued and outstanding as of December 31, 2021 and 2020, respectively	40	16
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized as of December 31, 2021; 3,630,000 issued and outstanding as of December 31, 2021, none authorized, issued or outstanding as of December 31, 2020	36	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 99,281,754 shares and 93,775,746 shares issued and outstanding as of December 31, 2021 and 2020, respectively	993	938
Additional paid-in capital	2,329,839	2,104,261
Accumulated other comprehensive loss	(14,341)	(39,673)
Distributions in excess of accumulated earnings	(1,282,871)	(1,108,557)
Total stockholders’ equity	1,033,696	956,985
Non-controlling interests	6,704	4,387
Total equity	1,040,400	961,372
Total liabilities and equity	$2,214,400	$2,286,895

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue from tenants	$329,355	$381,612	$374,914

Operating expenses:
Property operating and maintenance	205,813	243,548	234,185
Impairment charges	40,951	36,446	55,969
Operating fees to related parties	24,206	23,922	23,414
Acquisition and transaction related	2,714	173	362
General and administrative	16,828	21,572	20,530
Depreciation and amortization	79,926	81,053	81,032
Total expenses	370,438	406,714	415,492
Operating loss before gain on sale of real estate investments	(41,083)	(25,102)	(40,578)
Gain on sale of real estate investments	3,648	5,230	8,790
Operating loss	(37,435)	(19,872)	(31,788)
Other income (expense):
Interest expense	(47,900)	(51,519)	(56,059)
Interest and other income	61	44	7
Gain (loss) on non-designated derivatives	37	(102)	(68)
Total other expenses	(47,802)	(51,577)	(56,120)
Loss before income taxes	(85,237)	(71,449)	(87,908)
Income tax expense	(203)	(4,061)	(399)
Net loss	(85,440)	(75,510)	(88,307)
Net loss (income) attributable to non-controlling interests	260	(303)	393
Allocation for preferred stock	(7,762)	(2,968)	(173)
Net loss attributable to common stockholders	(92,942)	(78,781)	(88,087)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	25,332	(32,630)	(11,625)
Comprehensive loss attributable to common stockholders	$(67,610)	$(111,411)	$(99,712)

Weighted-average common shares outstanding — Basic and Diluted (1)	100,534,438	100,312,245	100,093,694
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.92)	$(0.79)	$(0.88)
_____
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	—	$—	91,963,532	$919	$2,031,967	$4,582	$(804,331)	$1,233,137	$7,797	$1,240,934
Impact of adoption of ASC 842	—	—	—	—	—	—	—	—	(87)	(87)	—	(87)
Issuance of Series A Preferred Stock, net	1,610,000	16	—	—	—	—	37,601	—	—	37,617	—	37,617
Common stock issued through distribution reinvestment plan	—	—	—	—	1,481,395	15	27,195	—	—	27,210	—	27,210
Common stock repurchases	—	—	—	—	(1,103,263)	(11)	(21,102)	—	—	(21,113)	—	(21,113)
Share-based compensation, net	—	—	—	—	15,000	—	1,319	—	—	1,319	—	1,319
Distributions declared on common stock, $0.83 per share	—	—	—	—	—	—	—	—	(78,685)	(78,685)	—	(78,685)
Dividends declared on preferred stock, $0.11 per share	—	—	—	—	—	—	—	—	(173)	(173)	—	(173)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(346)	(346)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(11,625)	—	(11,625)	—	(11,625)
Net loss	—	—	—	—	—	—	—	—	(87,914)	(87,914)	(393)	(88,307)
Rebalancing of ownership percentage	—	—	—	—	—	—	1,648	—	—	1,648	(1,648)
Balance, December 31, 2019	1,610,000	16	—	—	92,356,664	923	2,078,628	(7,043)	(971,190)	1,101,334	5,410	1,106,744
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(59)	—	—	(59)	—	(59)
Common stock issued through distribution reinvestment plan	—	—	—	—	875,986	9	14,595	—	—	14,604	—	14,604
Common stock repurchases	—	—	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	—	—	1,345	—	—	1,345	—	1,345
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,248,197	13	19,646	—	(19,659)	—	—	—
Distributions declared in cash on common stock, $0.42 per share	—	—	—	—	—	—	—	—	(38,839)	(38,839)	—	(38,839)
Dividends declared on preferred stock, $1.84 per share	—	—	—	—	—	—	—	—	(2,968)	(2,968)	—	(2,968)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(32,615)	—	(32,615)	—	(32,615)
Buyout of NCI	—	—	—	—	—	—		—	(88)	(88)	(495)	(583)
Net loss	—	—	—	—	—	—	—	—	(75,813)	(75,813)	303	(75,510)
Rebalancing of ownership percentage	—	—	—	—	—	—	645	(15)	—	630	(630)	—
Balance, December 31, 2020	1,610,000	16	—	—	93,775,746	938	2,104,261	(39,673)	(1,108,557)	956,985	4,387	961,372
Issuance of Series A Preferred Stock, net	2,367,144	24	—	—	—	—	56,241	—	—	56,265	—	56,265
Issuance of Series B Preferred Stock, net	—	—	3,630,000	36	—	—	86,783	—	—	86,819	—	86,819
Share-based compensation, net	—	—	—	—	—	—	1,329	—	—	1,329	—	1,329
Distributions declared in common stock, $0.85 per share	—	—	—	—	5,506,008	55	81,316	—	(81,371)	—	—	—
Dividends declared Series A Preferred Stock, $1.57 per share	—	—	—	—	—	—	—	—	(6,236)	(6,236)	—	(6,236)
Dividends declared on Series B Preferred Stock, $0.42 per share	—	—	—	—	—	—	—	—	(1,527)	(1,527)	—	(1,527)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Issuance of Series A Preferred OP Units	—	—	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	—	—	(85,180)	(85,180)	(260)	(85,440)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	25,332	—	25,332	—	25,332
Rebalancing of ownership percentage	—	—	—	—	—	—	(91)	—	—	(91)	91	—
Balance, December 31, 2021	3,977,144	$40	3,630,000	$36	99,281,754	$993	$2,329,839	$(14,341)	$(1,282,871)	$1,033,696	$6,704	$1,040,400

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(85,440)	$(75,510)	$(88,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,926	81,053	81,032
Amortization (including write-offs) of deferred financing costs	4,427	4,059	9,171
Amortization of terminated swap	846	846	—
Amortization of mortgage premiums and discounts, net	55	60	(162)
(Accretion) amortization of market lease and other intangibles, net	(198)	(80)	(4)
Bad debt expense	1,094	2,708	6,464
Equity-based compensation	1,329	1,345	1,319
Loss (gain) on non-designated derivative instruments	(37)	102	68
(Gain) loss on sales of real estate investments, net	(3,648)	(5,230)	(8,790)
Impairment charges	40,951	36,446	55,969
Deferred tax valuation allowance	(483)	4,641	—
Changes in assets and liabilities:
Straight-line rent receivable	(761)	(2,409)	(3,831)
Prepaid expenses and other assets	(2,139)	(63)	(9,667)
Accounts payable, accrued expenses and other liabilities	1,252	(4,554)	2,632
Deferred rent	1,705	(1,607)	1,510
Net cash provided by operating activities	38,879	41,807	47,404
Cash flows from investing activities:
Property acquisitions and development costs	(159,300)	(94,984)	(91,998)
Capital expenditures and other assets acquired	(19,071)	(21,892)	(16,719)
Proceeds from sales of real estate investments	130,449	34,385	62,468
Net cash used in investing activities	(47,922)	(82,491)	(46,249)
Cash flows from financing activities:
Payments on credit facilities	(298,804)	(26,091)	(368,300)
Proceeds from credit facilities	125,000	95,000	225,618
Proceeds from term loan	—	—	150,000
Proceeds from mortgage notes payable	42,750	—	136,513
Payments on mortgage notes payable	(1,264)	(1,048)	(67,797)
Payments for derivative instruments	(85)	(97)	(2,147)
Payments of deferred financing costs	(1,490)	(2,241)	(19,532)
Proceeds from issuance of Series A Preferred Stock, net	56,265	(1,016)	37,617
Proceeds from issuance of Series B Preferred Stock, net	86,897	—	—
Common stock repurchases	—	(10,539)	(21,113)
Distributions paid on common stock	—	(31,354)	(51,427)
Dividends paid on preferred stock	(5,144)	(2,399)	—
Buyout of non-controlling interest holders	—	(583)	—
Distributions to non-controlling interest holders	(46)	(201)	(346)
Net cash, provided by financing activities	4,079	19,431	19,086
Net change in cash, cash equivalents and restricted cash	(4,964)	(21,253)	20,241
Cash, cash equivalents and restricted cash, beginning of year	90,346	111,599	91,358
Cash, cash equivalents and restricted cash, end of year	$85,382	$90,346	$111,599

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash, cash equivalents, end of period	$59,738	$72,357	$95,691
Restricted cash, end of period	25,644	17,989	15,908
Cash, cash equivalents and restricted cash, end of period	$85,382	$90,346	$111,599

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,815	$47,878	$47,621
Cash paid for income taxes	311	315	447

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$—	$14,604	$27,210
Common stock issued through stock dividends	81,371	19,659	—
Accrued capital expenditures (payable)	—	1,287	—
Accrued offering costs on Series B Preferred Stock	78	—	—
Mortgage assumed in acquisition	—	13,883	—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office and other healthcare-related buildings (“MOBs”), and senior housing operating properties (“SHOPs”). Prior to December 31, 2021, the Company reported in three reportable segments, see Note 15—Segment Reporting for additional information.
As of December 31, 2021, the Company owned 202 properties located in 33 states and comprised of 9.2 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of December 31, 2021, the Company owned 54 seniors housing properties under the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of December 31, 2021, the Company had six eligible independent contractors operating 54 SHOPs (not including two land parcels). All of the Company’s properties across both business segments are located throughout the United States.
Since October 2020, the Company has declared and paid quarterly dividends solely in shares of its common stock during the periods described in more detail below (the “Stock Dividends”). Stock Dividends issued in October 2020 and January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends issued in April 2021, July 2021, October 2021 and January 2022 were equal to 0.014655 shares of common stock on each share of outstanding common stock. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The Company has issued an aggregate of 6,754,203 shares in respect to the Stock Dividends. No other additional shares of common stock were issued during the year ended December 31, 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.08871 shares for every share outstanding resulting from the Stock Dividends, and are noted as such throughout the accompanying financial statements and notes.
On March 31, 2021, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2020. The Company’s previous Estimated Per-Share NAV was as of December 31, 2019. The Estimated Per-Share NAV published on March 31, 2021 has not been adjusted since publication and will not be adjusted until the board of directors (the “Board”) determines a new Estimated Per-Share NAV which is expected in early April 2022. Issuing dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding increases when shares of common stock are issued in respect of a stock dividend; however, because each stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The COVID-19 pandemic has had, and another pandemic in the future could have, impacts across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our properties are located, measures including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities for much of 2020 and early part of 2021 and social distancing measures have resulted in closure and limitations on the operations of many businesses and organizations. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus. As the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. Our tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to, among other things, live in or use facilities at our properties, and impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The Company has taken precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. These steps include borrowing an additional $95.0 million under the Credit Facility (as defined below) in March 2020. A portion of the $95.0 million in borrowings was used for general corporate purposes and for acquisitions. In August 2020 and November 2021, the Company amended the Credit Facility as part of its efforts to continue addressing the adverse impacts of the COVID-19 pandemic. For additional information on the Credit Facility amendment see Note 5 — Credit Facilities.
The COVID-19 pandemic has impacted global economic activity. Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at our SHOPs. Moreover, the demand for leasing space at our MOB properties could decline further negatively impacting occupancy percentage, revenue and net income. Additionally, downturns or stagnation the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our seniors housing properties.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways that vary by operating segment.
COVID-19 Impact — MOB Segment
The financial stability and overall health of our tenants is critical to our business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in occupancy activity at some of our MOBs. The economic impact of the pandemic has impacted the ability of some of our tenants to pay their monthly rent either temporarily or in the long term. We experienced delays in rent collections in the second, third and fourth quarters of 2020, although collections have been approximately 100% of original cash rent for the MOB segment throughout the year ended December 31, 2021. We have taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments providing for deferral of rent. During the year ended December 31, 2021, the Company did not enter into any rent deferral agreements with any of its tenants, and all amounts previously deferred under prior rent deferral agreements have been collected.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease. For leases not qualifying for this relief, the Company has applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
COVID-19 Impact — SHOP Segment
In the Company’s SHOP portfolio, occupancy had trended lower since March 2020 and the declines only recently began to level off in June 2021. Government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which has affected the Company’s ability to fill vacancies. The Company also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. These trends accelerated beginning in the second quarter of 2020, continued into early 2021 until stabilizing in the third quarter, and are expected to improve in 2022. Future developments in the course of the pandemic may cause further adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its revenues and income in the other quarters. While the development of COVID vaccines may limit that effect, the effectiveness of vaccines and the willingness to receive vaccines are highly uncertain and cannot be predicted with confidence.
The financial impact of the COVID-19 pandemic on the Company has been partially offset by funds received under the CARES Act. The Company received $5.1 million and $3.6 million in these funds during the years ended December 31, 2021 and 2020, respectively. The Company considers these funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively, to partially offset the incurred COVID-19 expenses. In addition, the Company has applied for additional funds, however, those applications have not yet been approved. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOBs. As of December 31, 2021, these leases had a weighted average remaining lease term of 4.9 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with the increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) the their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted under the REIT Investment and Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $3.5 million $13.3 million, and $15.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Fees for ancillary services are recorded in the period in which the services are performed.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The decline in ancillary revenue since the year ended December 31, 2019 is primarily due to the Company’s dispositions of its SNF properties in Lutz and Wellington, Florida, which were sold in November 2020 and May 2021, respectively.
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
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2021 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short-term in nature.

(In thousands)	Future Base Rent Payments
2022	$105,694
2023	94,047
2024	85,918
2025	75,192
2026	67,200
Thereafter	221,313
Total	$649,364
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
Under ASC 842, which was adopted effective on January 1, 2019, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2021, 2020 and 2019 such amounts were $1.1 million, $2.7 million and $6.5 million, respectively, which include bad debt expense related to the NuVista and LaSalle Tenants (see Note 3 — Real Estate Investment, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2021, 2020 and 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2021 and there were $0.1 million in real estate investments held for sale as of December 31, 2020 (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
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
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of December 31, 2021 and 2020, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2021, 2020 and 2019 were accounted for as asset acquisitions.
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
December 31, 2021
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2021 and 2020.
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
Reportable Segments
As of December 31, 2021, the Company has determined that it has two reportable segments, with activities related to investing in MOBs and SHOPs. Management evaluates the operating performance of the Company’s investments in real estate and seniors housing properties on an individual property level. For additional information see Note 15 — Segment Reporting.
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
December 31, 2021
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
Non-controlling Interests
The non-controlling interests represent the portion of the common and preferred equity in the OP that is not owned by the Company as well as certain investment arrangements with other unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company’s property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries’ property. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net income or loss based on their share of equity ownership, including any preferential amounts. See Note 13 — Non-Controlling Interests for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company did not have any cash invested in money market funds at December 31, 2021 or 2020.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2021 and 2020, the Company had deposits of $59.7 million and $72.4 million, of which $46.2 million and $57.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2021, 2020 and 2019. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021, the Company, owned 54 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of December 31, 2021 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2020, the Company modified 25 intercompany leases with the TRS which abated intercompany rent due to the ongoing COVID-19 pandemic.
Because of the Company’s TRS's recent operating history of taxable losses and the on-going impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $4.2 million as of December 31, 2021. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2021, the Company’s consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $13.3 million at December 31, 2021 (of which $7.6 million were incurred prior to January 1, 2018). Carryforwards from losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2035. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date. As of December 31, 2021, the Company had a deferred tax asset of $4.2 million with a full valuation allowance. As of December 31, 2020, the Company had a deferred tax asset of $4.6 million with a full valuation allowance.
The following table details the composition of the Company’s tax (expense) benefit for the years ended December 31, 2021, 2020 and 2019, which includes U.S. federal and state income taxes incurred by the Company’s TRS. The Company estimated its income tax (expense) benefit relating to its TRS using a combined federal and state rate of approximately 0.0%, (105.8)% and 26.4%for the years ended December 31, 2021, 2020 and 2019, respectively. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2021		2020		2019
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$—	$(319)	$726	$—	$—	$(155)
State (expense) benefit	(203)	(163)	(196)	50	(176)	(68)
Deferred tax asset valuation allowance	—	482	—	(4,641)	—	—
Total income tax benefit (expense)	$(203)	$—	$530	$(4,591)	$(176)	$(223)
As of December 31, 2021 and 2020, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
CARES Act Grants
On March 27, 2020, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company received

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
$3.6 million in these funds during the year ended December 31, 2020, related to four of its SHOPs. During the year ended December 31, 2021, the Company received an additional $5.1 million in funding from CARES Act grants. The Company considered the funds to be a grant contribution from the government and the full amounts received were recognized as a reduction of property operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. There can be no assurance that the program will be extended or any further amounts received.
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
December 31, 2021
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
Adopted as of January 1, 2021:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company adopted the new guidance on January 1, 2021 and determined it did not have a material impact on its consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Not yet Adopted as of December 31, 2021
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
Note 3 — Real Estate Investments, Net
Property Acquisitions and Development Costs
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 202 properties as of December 31, 2021. During the year ended December 31, 2021, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of five multi-tenant MOBs and 12 single tenant MOBs for an aggregate contract purchase price of $160.2 million. All acquisitions in 2021, 2020 and 2019 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of the assets acquired and liabilities assumed, as well as development costs during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Real estate investments, at cost:
Land	$12,848	$7,665	$6,356
Buildings, fixtures and improvements	121,376	90,699	68,903
Development costs	—	—	5,721
Total tangible assets	134,224	98,364	80,980
Acquired intangibles:
In-place leases and other intangible assets (1)	28,499	10,369	11,777
Market lease and other intangible assets (1)	794	496	724
Market lease liabilities (1)	(1,639)	(362)	(1,483)
Total intangible assets and liabilities	27,654	10,503	11,018
Mortgage notes payable, net	—	(13,883)	—
Issuance of Series A Preferred OP Units	(2,578)	—	—
Cash paid for real estate investments, including acquisitions	$159,300	$94,984	$91,998
Number of properties purchased	17	9	9
_______________
(1) Weighted-average remaining amortization periods for in-place leases, above-market leases and below market leases acquired were 11.2, 10.2 years and 8.5 years, respectively, as of December 31, 2021. Weighted-average remaining amortization periods for in-place leases and above-market leases acquired were 1.7 years, 7.7 years and 7.4 years, respectively, as of December 31, 2020.
Significant Tenants
As of December 31, 2021, 2020 and 2019, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2021, 2020 and 2019:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	December 31,
State	2021	2020	2019
Florida (1)	17.7%	20.6%	25.2%
Michigan (2)	*	*	10.9%
Pennsylvania	*	10.4	*
_______________
*    State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
(1)In May 2021, the Company’s skilled nursing facility in Wellington, Florida, and the Company’s development property in Jupiter, Florida were sold. In December 2020, the Company’s skilled nursing facility in Lutz, Florida was sold.
(2)During the year ended December 31, 2020, the Company sold 11 SHOPs located in Michigan, seven of which were transferred to the buyer during the fourth quarter of 2020 and four of which were transferred to the buyer during the first quarter of 2021.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$264,741	$183,073	$81,668	$241,097	$172,648	$68,449
Market lease assets	14,164	11,212	2,952	14,116	10,845	3,271
Other intangible assets	9,467	1,006	8,461	20,802	1,171	19,631
Total acquired intangible assets	$288,372	$195,291	$93,081	$276,015	$184,664	$91,351
Intangible liabilities:
Market lease liabilities	$23,472	$12,529	$10,943	$22,109	$11,306	$10,803
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization of above-and below-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Amortization of in-place leases and other intangible assets (1)	$15,071	$15,121	$15,559
Accretion of above-and below-market leases, net (2)	$(422)	$(257)	$(247)
Amortization of above-and below-market ground leases, net (3)	$214	$178	$86
________
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table provides the projected amortization and adjustments to revenue from tenants for the next five years:

(In thousands)	2022	2023	2024	2025	2026
In-place lease assets	$14,324	$12,227	$10,691	$9,103	$8,052
Other intangible assets	10	10	10	10	10
Total to be added to amortization expense	$14,334	$12,237	$10,701	$9,113	$8,062

Above-market lease assets	$(814)	$(468)	$(389)	$(336)	$(302)
Below-market lease liabilities	1,625	1,512	1,294	1,103	941
Total to be added to revenue from tenants	$811	$1,044	$905	$767	$639
Dispositions
The following table summarizes the properties sold during the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Disposition Date	Contract Sale Price	Gain (Loss) on Sale, of Real Estate Investments
2021 Dispositions:
Hampton River Portfolio (two properties)	December 21, 2021	$37,800	$1,323
NuVista Jupiter (1)	May 14, 2021	65,000	2,383
Wellington Green (2)	May 14, 2021	30,750	114
Michigan SHOPs (four properties) (3)	January 15, 2021	—	(172)
Totals		$133,550	$3,648

2020 Dispositions:
Lutz (4)	December 15, 2020	$20,000	$3,832
Michigan SHOPs (seven properties) (3)	November 2, 2020	11,750	(908)
Cape Girardeau	March 19, 2020	8,600	2,306
Totals		$40,350	$5,230

2019 Dispositions:
New York Six MOBs (one property)	August 22, 2019	$13,600	$2,883
Ocean Park (5)	August 1, 2019	3,600	(152)
New York Six MOBs (five properties)	February 6, 2019	45,000	6,059
Totals		$62,200	$8,790
______
(1)Impairment charges of $14.6 million and $19.8 million were recorded during the years ended December 31, 2020 and 2019, respectively.
(2)Impairment charges of $0.9 million, $2.3 million and $9.9 million were recorded during the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Impairment charges of $19.6 million and $22.6 million were recorded during the years ended December 31, 2020 and 2019, respectively. The contract sales price for all 11 properties was received in November of 2020. Loss on sale amounts relate to the properties transferred at the respective dates.
(4)Impairment charges of $3.6 million were recorded during the year ended December 31, 2019.
(5)Impairment charges of $19,000 were recorded during the year ended December 31, 2019.

The sales of the properties noted above did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of these properties remain classified within continuing operations for all periods presented until the respective sale dates.
2021 Dispositions

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
During the fourth quarter of 2021, the Company sold two MOBs in Virginia for an aggregate contract purchase price of $37.8 million, which resulted in gains on sale of $1.3 million. These gains are included in the consolidated statement of operations for the year ended December 31, 2021. No impairments were previously recorded on these properties.
During the second quarter of 2021, the Company sold its skilled nursing facility in Wellington, Florida and its development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the consolidated statement of operations for the year ended December 31, 2021. The Company had previously recorded impairments on these properties (see dispositions table above).
During the first quarter of 2021, the Company transferred four SHOP properties located in Michigan to the buyer at a second closing, and $0.8 million held in escrow was released to the buyer. This amount had been placed in escrow at the first closing of the transaction during the year ended December 31, 2020 when the purchase price for all 11 properties sold in the transaction was received from the buyer. The Company recorded a loss on sale of $0.2 million related to this transaction in the year ended December 31, 2021. The Company had previously recorded impairments on these properties (see dispositions table above).
2020 Dispositions
On December 16 2020, the Company completed the sale of its skilled nursing facility in Lutz, Florida for a contract purchase price of $20.0 million, resulting in a gain on sale of real estate investments of $3.8 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. At closing, $17.6 million of net proceeds were used to repay amounts outstanding under the Revolving Credit Facility. The Company had previously recorded impairments on these properties (see dispositions table above).
On November 2, 2020 the initial closing under the PSA pursuant to which the Company had agreed to sell 11 Michigan SHOPs occurred. The contract purchase price for the 11 Michigan SHOPs was $11.8 million, resulting in a loss on sale of $0.9 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. At the initial closing, the Company received payment of the full $11.8 million sales price for all 11 of the Michigan SHOPs, less $0.8 million held in escrow, and transferred seven of the properties to the buyer. The remaining four properties were transferred to the buyer a second closing separate closings in the first quarter of 2021 when the $0.8 million held in escrow was released to the buyer. Of the properties transferred at the initial closing, four had been part of the borrowing base under the Credit Facility, one was part of the collateral pool under the Fannie Mae Master Credit Facility with Capital One and two were unencumbered. Of the properties transferred at the second closing, three were part of the borrowing base under the Credit Facility until the initial closing and one was unencumbered. At the initial closing, $4.2 million of the net proceeds was used to repay amounts outstanding under the Fannie Mae Master Credit Facility with Capital One, $4.4 million of the net proceeds were used to repay amounts outstanding under the Revolving Credit Facility, with the remainder used for closing costs. For the avoidance of any doubt, all impairments related to the disposal of the 11 Michigan SHOP assets were recognized in the year ended December 31, 2020. The Company had previously recorded impairments on these properties (see dispositions table above).
On March 19, 2020 the Company disposed of one MOB property for a contract purchase price of $8.6 million, resulting in a gain on sale of $2.3 million.
2019 Dispositions
On February 6, 2019, the Company sold five of the MOB properties within the State of New York (the “New York Six MOBs”) for a contract sales price of $45.0 million, resulting in a gain on sale of real estate investments of $6.1 million which is included on the Consolidated Statement of Operations for the year ended December 31, 2019. The Company had reconsidered the intended holding period for all six of the New York Six MOBs due to various market conditions and the potential to reinvest in properties generating a higher yield. On July 26, 2018, the Company had originally entered into a PSA for the sale of the New York Six MOBs, for an aggregate contract sale price of approximately $68.0 million and subsequently, on September 25, 2018, the Company further amended the PSA to decrease the aggregate contract sale price to $58.8 million. The one remaining New York Six MOB was sold for a contract sales price of $13.6 million on August 22, 2019, resulting in a gain on sale of real estate investments of $2.9 million recorded in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. No impairments were previously recorded on these properties.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Impairments
The following is a summary of impairments taken during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Assets held for sale	$—	$19,570	$22,634
Assets held for use	40,951	16,876	33,335
Total	$40,951	$36,446	$55,969
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
Balance Sheet Details - Assets Held for Sale
There were no properties classified as held for sale as of December 31, 2021. The following table details the major classes of assets associated with the properties that have been classified as held for sale as of December 31, 2020:

December 31,
(In thousands)	2020 (1)
Land	$145
Buildings, fixtures and improvements	(55)
Assets held for sale	$90
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
In October 2020, the PSA was amended to provide that the full $11.8 million sales price for all 11 Michigan SHOPs would be paid at an initial closing which occurred in November 2020, when seven of the properties were transferred to the buyer with the remaining four properties scheduled to be transferred to the buyer at a second closing, which occurred in the first quarter of 2021. This amendment to the PSA also provided that $0.8 million of the sales price would be held in escrow and returned to the buyer at the second closing; provided that, if the PSA is terminated before the second closing closings due to a material default by the buyer, the Company will receive the escrowed amount. This amount was returned to the buyer at final closing. As a result, it represented an effective reduction in the sale price and the Company reflected an additional impairment loss to reflect this. The Company determined that the four Michigan SHOPs should be classified as held for sale as of December 31, 2020. As

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
of December 31, 2020, of the four Michigan SHOPs that were classified as held for sale, three Michigan SHOPs were part of the borrowing base of the Credit Facility and one was unencumbered.
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
As of December 31, 2019, the Company was actively considering plans to sell three assets in Florida including the recently completed development project in Jupiter, Florida and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida. The Company began marketing the properties in 2020 and, during the three months ended June 30, 2020, the Company received multiple bids and accepted a non-binding letter of intent from a prospective buyer to purchase the completed development project in Jupiter, Florida for $65.0 million and the Company’s two skilled nursing facilities in Lutz, Florida and Wellington, Florida for $20.0 million and $33.0 million, respectively. During August 2020, the Company entered into PSAs with the buyer on the terms generally set forth in the letter of intent. The property in Lutz, Florida was sold in December 2020 (see “Dispositions” above) and the property in Jupiter, Florida and the property in Wellington, Florida were sold in May 2021. The Company used the proceeds of the sales to repay amounts outstanding under its Revolving Credit Facility.
Held for Use Impairments — 2021
On April 30, 2021, the Company amended the PSA which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million. In connection with this amendment to the PSA, the Company determined that the fair value had declined as of March 31, 2021 and the Company recognized an impairment charge of $0.9 million during the first quarter of 2021, which is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
During the second quarter of 2021, the Company began to actively consider plans to sell a property located in Sun City, Arizona. As a result of changes to the Company’s expected holding period, the Company determined that projected cash flows,

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
on an undiscounted basis over its intended holding period, did not recover the carrying value of the property. During July 2021, the Company entered into a non-binding letter of intent to sell the property and as a result, the Company determined that the fair market value of the property had declined and recorded an impairment charge of $6.1 million during the second quarter of 2021, which is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
The LaSalle Tenant
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the former triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties are now leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator.
During 2019, The LaSalle Group Inc., a guarantor of certain of the lease obligations of prior tenants (collectively, the “LaSalle Tenant”), filed for voluntarily relief under chapter 11 of the United States Bankruptcy Code. The Company has filed proofs of claims related to amounts previously awarded to it from the bankruptcy proceeding, however, the Company has no amounts due from the LaSalle Tenant in its consolidated balance sheets as of December 31, 2021 and December 2020 as the Company does not believe recovery is likely against the LaSalle Tenant.
During the third quarter of 2021, the Company began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter for an aggregate contract sales price of $12.4 million. As a result of changes to the Company’s expected holding period, the Company determined that projected cash flows, on an undiscounted basis over its intended holding period, did not recover the carrying value of the properties and concluded that the properties were impaired. The fair value measurement was determined by estimated discounted cash flows using three significant unobservable inputs, including the cash flow discount rate, terminal capitalization rate, and the estimated stabilized occupancy range. The Company recorded an impairment charge of $34.0 million during the year ended December 31, 2021 which is included in the consolidated statement of operations and comprehensive income. There can be no assurance that the sale of these properties will close on the terms contained in the purchase and sale agreement, if at all.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of December 31, 2021 and 2020:

Portfolio	Encumbered Properties	Outstanding Loan Amount as of December 31,		Effective Interest Rate (1) as of December 31,		Interest Rate
		2021	2020	2021	2020			Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	1	$2,879	$2,998	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	1	2,684	2,786	4.75%	4.75%	Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	6,977	7,133	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	16,024	16,390	2.95%	3.98%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,943	10,170	2.95%	3.98%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois (3)	1	13,384	13,684	4.34%	4.34%	Fixed		March 2026
BMO CMBS	9	42,750	—	2.89%	—%	Fixed		Dec. 2031
Gross mortgage notes payable	77	591,841	550,361	3.82%	3.94%
Deferred financing costs, net of accumulated amortization (4)		(6,186)	(6,191)
Mortgage premiums and discounts, net		(1,416)	(1,472)
Mortgage notes payable, net		$584,239	$542,698
__________
(1)    Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2021 and December 31, 2020. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2) Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. In connection with the amendment to this loan in December 2019 (see additional details below), the Company terminated the previous interest rate swap agreements and entered into new interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(3)    The Company assumed this fixed rate mortgage when it acquired a property during the year ended December 31, 2020.
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

As of December 31, 2021, the Company had pledged $925.3 million in real estate investments, at cost, as collateral for its $591.8 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2021, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities for additional details - Future Principal Payment and LIBOR Transition for schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.
BMO MOB Loan
On November 15, 2021, the Company, entered into a $42.8 million loan agreement (the “BMO MOB Loan”) with Bank of Montreal (“BMO”).
The BMO MOB Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The BMO MOB Loan permits BMO to securitize the entire BMO MOB Loan or any portion thereof.
At the closing of the BMO MOB Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $37.0 million of indebtedness under the Revolving Credit Facility, under which nine of the properties were

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
included as part of the borrowing base prior to the BMO MOB Loan, (ii) fund approximately $2.5 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The remaining $2.4 million net proceeds available to the Company are to be used for general corporate purposes, including future acquisitions.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 5 — Credit Facilities, Net
The Company had the following credit facilities outstanding as of December 31, 2021 and 2020:

			Outstanding Facility Amount as of December 31,		Effective Interest Rate as of December 31,(9)(10)
Credit Facility	Encumbered Properties(1)		2021	2020	2021		2020		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$—	$173,674	—%		3.21%		Variable		Mar. 2023	(8)

Term Loan			150,000	150,000	4.11%		4.95%		Variable	(6)	Mar. 2024
Deferred financing costs			(2,994)	(4,298)
Term Loan, net			147,006	145,702
Total Credit Facility	92	(2)	$147,006	$319,376
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$212,417	$212,467	2.51%		2.60%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,628	142,708	2.56%		2.65%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$355,045	$355,175

Total Credit Facilities	113		$502,051	$674,551	3.00%	(5)	3.29%	(5)
_______
(1)Encumbered properties are as of December 31, 2021.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of December 31, 2021 with a carrying value of $346.2 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in, Missouri, Kansas, California, Florida, Georgia and Iowa as of December 31, 2021 with carrying value of $255.0 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2021 and 2020, respectively. For the LIBOR based loans that have not been fixed, the LIBOR rate in effect at the balance sheet date was utilized. For LIBOR based loans that have been fixed, the effective rate after consideration of the interest rate swap was utilized. See Note 7 — Derivatives and Hedging Activities for additional details.
(6)Variable rate loan, based on LIBOR, all of which was fixed as a result of entering into “pay-fixed” interest rate swap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(7)Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(8)The company has the option to extend maturity one year to March 2024 subject to certain conditions.
(9)Effective interest rate below for variable rate debt gives effect to any “Pay-fixed” swap entered into by the Company allocated to the loan for presentation purposes. If no “Pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of December 31, 2021 and 2020. Interest rate caps are not considered unless the cap is currently in effect.
(10)The Company has interest “Pay-fixed” swaps which are designated as cash flow hedges on outstanding combined borrowings. To present average rates in the table above, the Company historically allocated the $50.0 million notional amount of a “Pay-fixed” swap to its Revolving Credit Facility with any remaining notional amounts applied to its Capital One Fannie Mae Facility. As of December 31, 2021, all $50.0 million of the “Pay-fixed” swap was allocated to the Capital One Fannie Mae Facility because there were no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2020, all $50.0 million of the ‘Pay-fixed” swap was allocated to the Revolving Credit Facility. All other “Pay-fixed” swaps were allocated to the Capital One MOB mortgage loan and the Term Loan consistently for both December 31, 2021 and 2020.
As of December 31, 2021, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this amount pledged as collateral for mortgage notes payable, $0.6 billion of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.0 billion of this amount comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of December 31, 2021 was $110.4 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
collateral for mortgage loans or adding them to the borrowing base of our Credit Facility. Pursuant to the August 10, 2020 amendment to the Credit Facility, any acquired properties must be added to the borrowing base of the Credit Facility, and any net proceeds from the dispositions of any unencumbered properties must be used to repay amounts outstanding under the Revolving Credit Facility.
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
The amount available for future borrowings under the Revolving Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or satisfying a minimum debt service coverage ratio with respect to the borrowing base. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
As of December 31, 2021, $150.0 million was outstanding under the Term Loan, and no amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $236.6 million.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Pursuant to the terms of the Company’s amended Credit Facility certain other restrictions and conditions described below will no longer apply starting in a quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and the Covenant Relief Period has terminated (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. The Company satisfied the conditions during the quarter ended December 31, 2021 in order to elect the quarter ending March 31, 2022 as the Commencement Quarter, but chose not to do so.
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
In addition, commencing on August 10, 2020 and until the Commencement Quarter, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of December 31, 2021 the Company had elected to use the LIBOR option for all of our borrowings under the Credit Facility.
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
December 31, 2021
or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the amendment to the Credit Facility in August 2020, the “floor” on LIBOR was increased from 0.00% to 0.25%.
As of December 31, 2021, the Revolving Credit Facility and the Term Loan had an effective interest rate per annum equal to 0% and 4.11%, respectively.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), the 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) or any other preferred stock the Company may issue and paying any cash distributions necessary to maintain its status as a REIT. The Company may not pay any cash distributions (including dividends on Series A Preferred Stock or Series B Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter, the Company will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. The Company may pay cash distributions beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock or Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, beginning in the Commencement Quarter, the Company will be permitted to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
The Credit Facility prohibits the Company from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum consolidated tangible net worth. The maximum ratio of consolidated total indebtedness to consolidated total asset value was 67.5% for the period from July 1, 2020 through June 30, 2021 and is 65% thereafter unless and until the Commencement Quarter, following which that ratio will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) was 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter, provided that from November 12, 2021 until the earlier of December 31, 2022 and such earlier date as the Company elects to terminate this relief (such period, the “Covenant Relief Period”), the Fixed Charge Coverage Ratio that the Company must satisfy based on the four most recently ended fiscal quarters will be reduced to 1.50 to 1.00 (see below for waiver issued on November 12, 2021). The minimum consolidated tangible net worth is the sum of (i) $1.2 million, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019. As of December 31, 2021, the Company had a minimum consolidated tangible net worth of $1.6 million.
The Company would have been in default of the Fixed Charge Coverage Ratio for the four fiscal quarter period ended September 30, 2021. Pursuant to the terms of the third amendment entered into on November 12, 2021 by the Company, the agent and the requisite lenders under the Credit Facility, the lenders waived any defaults or event of defaults under the covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and any further defaults of Events of Default (as described in the Credit Facility) resulting from the breach of the Fixed Charge Coverage Ratio covenant. In addition, as described above, the Fixed Charge Coverage Ratio the Company is required to maintain was amended from 1.60 to 1.00 to 1.50 to 1.00 for the Covenant Relief Period. There can be no assurance the Company’s lenders will consent to any amendments or waivers that may become necessary to comply with the terms of the Credit Facility in the future. Based upon the Company’s current expectations, the Company believes it will be able to comply with these covenants during the next 12 months.
As of December 31, 2021, the Company was in compliance with the financial covenants under the Credit Facility. Based upon the Company’s current expectations, the Company believes its operating results during the next 12 months will allow it to comply with these covenants.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2021 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2022	$1,331	$2,820	$4,151
2023	6,469	4,497	10,966
2024	1,178	4,497	5,675
2025	1,221	4,497	5,718
2026	391,442	154,122	545,564
Thereafter	190,200	334,612	524,812
Total	$591,841	$505,045	$1,096,886
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company currently expects LIBOR to be available in substantially its current form until at least through June 30, 2023 for the USD LIBOR rates currently relevant to the Company, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. To transition from LIBOR under the Credit Facility, the Company will either utilize

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
the Base Rate (as defined in the Credit Facility), a SOFR-based rate as a benchmark rate as determined by the Agent in accordance with the terms of the Credit Facility, or an alternative benchmark otherwise established by the agent in accordance with the terms of the Credit Facility, which will be determined with due consideration to any evolving or then prevailing market practices for determining and implementing a rate of interest for U.S. dollar-denominated syndicated credit facilities. The Company has mortgages, credit facilities and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rates for LIBOR with the lenders and derivative counterparties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2021
Derivative assets, at fair value	$—	$174	$—	$174
Derivative liabilities, at fair value	—	(13,903)	—	(13,903)
Total	$—	$(13,729)	$—	$(13,729)

December 31, 2020
Derivative assets, at fair value	$—	$13	$—	$13
Derivative liabilities, at fair value		(38,389)		(38,389)
Total	$—	$(38,376)	$—	$(38,376)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2021.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments — Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2021 and 2020. As of December 31, 2021, the Company owned four held for use properties in Texas for which the Company had reconsidered its expected holding period and which are marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying value of the properties and recorded impairment charges to write these properties down to their estimated fair values. The Company had also previously written down other held for use properties which have subsequently been sold.
During the year ended December 31, 2021, the Company evaluated four of its properties in Texas formerly leased to the LaSalle tenant and a property located in Sun City, Arizona and concluded, based on expected undiscounted cash flows, that the carrying value on these properties was not recoverable and the properties were impaired. Accordingly, the Company recorded impairment charges to reduce the carrying value of these properties to their estimated fair values based on estimated sales prices. Subsequent to December 31, 2021, the Company has entered into a purchase and sale agreement to dispose of the four LaSalle properties. Impaired real estate investments held for use are generally classified in Level 3 of the fair value hierarchy. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

		December 31, 2021		December 31, 2020
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$590,425	$594,348	$548,889	$549,553
Credit Facility	3	$150,000	$148,817	$323,674	$319,558
Fannie Mae Master Credit Facilities	3	$355,045	$350,710	$355,175	$354,073
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements, excluding the value of derivatives. At December 31, 2021 and 2020, respectively, the carrying values of the Credit Facility and Fannie Mae Master Credit Facilities do not approximate their fair values due to the widening of credit spreads since the loans were originated.
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
    The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020:

		December 31,
(In thousands)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$13,903	$38,389
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$174	$13
Cash Flow Hedges of Interest Rate Risk
The Company currently has nine interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the MOB Loan during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.9 million and $0.9 million was recorded as an increase to interest expense for the years ended December 31, 2021 and 2020, respectively, and approximately $0.4 million remained in AOCI as of December 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from January 1, 2022 through December 31, 2022, the Company estimates that $8.4 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of December 31, 2021 and 2020, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Amount of gain (loss) recognized in accumulated other comprehensive (loss) income on interest rate derivatives	$14,322	$(40,614)	$(10,753)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense	$(11,010)	$(7,999)	$872
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$47,900	$51,519	$56,059
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and were a gain of $37,000, a loss of $0.1 million and a loss of $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	9	$355,175	6	$359,322
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021	$174	—	—	$174	—	—	$174
December 31, 2021	$—	(13,903)	—	$(13,903)	—	—	$(13,903)
December 31, 2020	$13	—	—	$13	—	—	$13
December 31, 2020	$—	(38,389)	—	$(38,389)	—	—	$(38,389)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2021 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $13.9 million. As of December 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $13.9 million at December 31, 2021.
Note 8 — Stockholders’ Equity
Common Stock
As of December 31, 2021 and 2020, the Company had 99,281,754 and 93,775,746 shares of common stock outstanding, respectively, including restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases. These include shares issued as Stock Dividends during 2020 and 2021. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.08871 shares for every outstanding share outstanding due to the Stock Dividends (including the January 2022 Stock Dividend), and are noted as such throughout the accompanying financial statements and notes. See Note 1 — Organization for additional information.
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
December 31, 2021
repurchase price per share equals 100% of the Estimated Per-Share NAV in effect on the last day of the fiscal semester, or the six-month period ending June 30 or December 31.
On October 30, 2019 the Company repurchased 446,830 shares of common stock for approximately $7.8 million, at an average price per share of $17.50 pursuant to the SRP. The repurchases reflect all repurchase requests made in good order following the death or qualifying disability of stockholders during the period commencing January 1, 2019 up to and including June 30, 2019.
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
The table below reflects the number of shares repurchased and the average price per share (retroactively adjusted for the Stock Dividends), under the SRP and does not include any repurchases under tender offers (see above), cumulatively through December 31, 2021:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2020	4,896,620	$20.60
Year ended December 31, 2021	—	—
Cumulative repurchases as of December 31, 2021	4,896,620	20.60

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the year ended December 31, 2021, the Company did not issue any shares of common stock pursuant to the DRIP. During the years ended December 31, 2020 and 2019, the Company issued 0.9 million and 1.5 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $14.6 million and $27.2 million, respectively. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2021. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). The Company had 3,977,144 and 1,610,000 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2021 and 2020, respectively.
In connection with an underwritten offering in October 2021, the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”). As a result of an underwritten offering in October 2021, the Company had 3,630,000 shares issued and outstanding as of December 31, 2021.
Series A Preferred Stock
Series A Preferred Stock — Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after December 11, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Series A Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
common stock have not been met as of December 31, 2021. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2021.
The Series A Preferred Stock ranks senior to common stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors to the board of directors if six or more quarterly dividends (whether or not authorized or declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Series A Articles Supplementary) that materially and adversely affect the rights of the Series A Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described above and in the Series A Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
Series A Preferred Stock Add-On Offering
On May 11, 2021, the Company completed an underwritten public offering of 2,352,144 shares (which includes 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of its Series A Preferred Stock for net proceeds of $56.0 million after deducting the underwriters’ discount, structuring fee and other offering costs aggregating to $2.9 million. Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility.
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
Preferred Stock Equity Line with B. Riley Principal Capital, LLC
On September 15, 2020, the Company entered into a preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which the Company has the right from time to time to sell up to an aggregate of $15 million of shares of its Series A Preferred Stock to B. Riley until December 31, 2023, on the terms and subject to the conditions set forth in the purchase agreement. This arrangement is also referred to as the “Preferred Stock Equity Line.” The Company controls the timing and amount of any sales to B. Riley under the Preferred Stock Equity Line, and B. Riley is obligated to make purchases of up to 3,500 shares of Series A Preferred Stock each time (as may be increased by mutual agreement by the parties) in accordance with the purchase agreement, upon certain terms and conditions being met. The Company sold 15,000 shares under the Preferred Stock Equity Line during the year ended December 31, 2021, resulting in gross proceeds of $0.4 million and net proceeds of $0.3 million after fees and commissions.
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
In the fourth quarter of 2021, the Company determined that it was not probable that additional proceeds would be received from the Preferred Stock Equity Line and later terminated the Preferred Stock Equity Line. As a result, the Company expensed the remaining balance of prepaid costs, which totaled $1.2 million, within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income during the year ended December 31, 2021.
The Company did not sell any Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2020.
Series B Preferred Stock
Series B Preferred Stock — Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in the amount of $1.78125 per share each year, which is equivalent to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
and after October 6, 2026, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.125% of the $25.00 liquidation preference per share per annum (equivalent to $2.28125 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series B Preferred Stock into common stock have not been met as of December 31, 2021. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2021.
The Series B Preferred Stock ranks on parity with the Company’s Series A Preferred Stock, and senior to its common stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
Voting rights for holders of Series B Preferred Stock exist primarily with respect to the ability to elect two additional directors to the board of directors if six or more quarterly dividends (whether or not authorized or declared or consecutive) payable on the Series B Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Series B Articles Supplementary) that materially and adversely affect the rights of the Series B Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series B Preferred Stock. Other than the limited circumstances described above and in the Series B Articles Supplementary, holders of Series B Preferred Stock do not have any voting rights.
Underwritten Offering — Series B Preferred Stock
On October 6, 2021, the Company completed the initial issuance and sale of 3,630,000 shares (which includes 430,000 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of its 7.125% Series B Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $90.8 million and net proceeds of $86.8 million, after deducting underwriting discounts, structuring fees and other costs.
Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, the Company may then draw on the Credit Facility to borrow any amounts so repaid.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 which restricts the Company from paying distributions on common stock until no earlier than the quarter ending June 30, 2021. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The Company declared the Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock on October 2020 and January 2021, and 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April, July, October 2021 and January 2022. These amounts were based on the Company’s prior cash distribution rate of $0.85 per share per annum and the then-current Estimated Per-Share NAV. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the years ended December 31, 2020 and 2019. All common dividends in the year ended December 31, 2021, and a portion of common dividends issued in the year ended December 31, 2020, were issued as stock dividends, which do not represent taxable dividends to our shareholders for U.S. federal income tax purposes. All dividends paid on the Series A Preferred Stock were considered 100% return of capital for tax purposes for the years ended December 31, 2021 and 2020. There were no dividends paid on the Series B Preferred Stock, as the first dividend payment was made in January, 2022.

	Year Ended December 31,
	2020		2019
Return of capital (1)	100%	$0.42	100%	$0.83
Capital gain dividend income	—%	—	—%	—
Ordinary dividend income	—%	—	—%	—
Total	100.0%	$0.42	100.0%	$0.83
________
(1) Amount for December 31, 2020 represents actual cash distributions paid to common shareholders during the year ended 2020, but excludes the stock dividends which do not represent taxable dividends to the Company’s shareholders for U.S. federal income tax purposes.
Series A Preferred Stock
Dividends on the Company’s Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by the Company’s board of directors and declared by the Company. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
Series B Preferred Stock
Dividends on the Company’s Series B Preferred Stock accrue in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to Series B Preferred Stock holders, which is equivalent to 7.125% per annum on the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by the Company’s board of directors and declared by the Company. The first quarterly dividend for the Series B Preferred Stock sold in this offering was paid on January 15, 2022 and represented an accrual for less than a full quarter, covering the period from October 6, 2021 to December 31, 2021. Any accrued and unpaid dividends payable with respect to the Series B Preferred Stock become part of the liquidation preference thereof.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2021 and 2020, the Special Limited Partner owned 9,537 and 9,008 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2021 and 2020, the Advisor held 90 partnership units in the OP designated as “OP Units” (“OP Units”).
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
Fees Incurred in Connection with the Operations of the Company
The Second A&R Advisory Agreement by and among the Company, the OP and the Advisor (as amended, the “Second A&R Advisory Agreement”) took effect on February 17, 2017, and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control (as defined in the Second A&R Advisory Agreement) or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days’ notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through December 31, 2021.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of December 31, 2021, the Company cannot determine the probability of

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
achieving the Performance Condition. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. Stock Dividends do not cause the OP to issue additional Class OP Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment to the then-current advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015.
Effective February 17, 2017, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee is equal to $1.625 million per month. The variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. The base management fee is payable to the Advisor or its assignees in cash, OP Units or shares, or a combination thereof, the form of payment to be determined at the discretion of the Advisor and the value of any OP Unit or share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted number of shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the years ended December 31, 2021, 2020 and 2019.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. Neither party provided notice of intent to terminate. The current term of the A&R Property Management Agreement expires February 17, 2023. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the year ended December 31, 2021, 2020 and 2019, the Company incurred $9.4 million, $12.1 million and $10.6 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
On July 25, 2019, the Company entered into the Advisory Agreement Amendment. Under the Advisory Agreement Amendment, including prior to the Advisory Agreement Amendment, the Company has been required to reimburse the Advisor for, among other things, reasonable salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs of employees to the extent that the employees perform services for which the Advisor receives a separate fee.
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
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the Advisory Agreement Amendment for the prior year ended December 31st. Initially, for the year ended December 31, 2019; (a) the Fixed Component was equal to $6.8 million and (b) the Variable Component was equal to (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.29%.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
subsequently re-financing and re-investing the proceeds thereof in Investments, the advisory agreement requires these negotiations within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the Company’s reduced assets.
The Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during the calendar year 2019, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original $2.5 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable was being paid back to the Company over a 10-month period from January 2021 through October 2021. As of December 31, 2021, all of this amount had been repaid by the Advisor.
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards are being paid by the Advisor over a ten-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.0 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and (ii) a general reduction in final bonuses for remaining personnel due to on-going negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.0 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.0 million receivable is required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022. As of December 31, 2021, $0.2 million has been repaid by the Advisor.
Reimbursements for the cash portion of 2020 bonuses paid by the Advisor to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2020, and 2021 bonuses were expensed and reimbursed on a monthly basis during 2021 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all - cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
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
December 31, 2021
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable) as of
	2021	2020	2019	December 31,
(In thousands)	Incurred	Incurred	Incurred	2021		2020
One-time fees and reimbursements:
Acquisition cost reimbursements	$90	$81	$39	$23		$11
Ongoing fees and reimbursements:
Asset management fees	20,710	19,987	19,526	—		—
Property management fees (5)	3,749	4,197	3,888	24		288
Professional fees and other reimbursements (1) (4)	9,386	12,102	10,073	(70)		(61)
Professional fees credit due from Advisor	(1,030)	(1,217)	—	(859)	(3)	(1,217)	(3)
Distributions on Class B Units (2)	—	178	305	—		—
Total related party operation fees and reimbursements	$32,905	$35,328	$33,831	$(882)		$(979)
_________
(1)    Included in general and administrative expenses in the consolidated statements of operations. Includes $6.2 million and $5.6 million subject to the Capped Reimbursement Amount for the years ended December 31, 2021 and 2020, respectively.
(2)     Prior to April 1, 2015, the Company caused the OP to issue (subject to periodic approval by the Board) to the Advisor restricted performance-based Class B Units for asset management services. As of December 31, 2021, the Board had approved the issuance of, and the OP had issued, 359,250 Class B Units to the Advisor in connection with this arrangement. Effective April 1, 2015, the Company began paying an asset management fee to the Advisor or its assignees in cash, in shares, or a combination of both and the OP no longer issues any Class B Units.
(3)    Balance as of December 31, 2021 includes a receivable of $0.9 million from the Advisor related to the overpayment of 2020 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, is required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022. Balance as of December 31, 2020 includes a $1.2 million from the Advisor related to the overpayment of 2019 Bonus Awards, which was fully repaid as of December 31, 2021.
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
(5)    Inclusive of $0.3 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2021 and 2020.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the years ended December 31, 2021, 2020 and 2019. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the years ended December 31, 2021, 2020 and 2019. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
Under the Advisory Agreement Amendment, upon the termination or non-renewal of the agreement, the Advisor is entitled to receive from the Company all amounts due to the Advisor, including any change of control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor’s interest in the Company. All fees will be due within 30 days after the effective date of the termination of the Advisory Agreement Amendment.
Upon a termination by either party in connection with a change of control (as defined in the Advisory Agreement Amendment), the Company is required to pay the Advisor a change of control fee equal to the product of four (4) and the “Subject Fees.”
Upon a termination by the Company in connection with a transition to self-management, the Company is required to pay the Advisor a transition fee equal to (i) $15.0 million plus (ii) the product of four multiplied by the Subject Fees, provided that the transition fee shall not exceed an amount equal to 4.5 multiplied by the Subject Fees.
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.6 million shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The following table reflects the amount of restricted shares outstanding as of December 31, 2021 and activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2018	322,242	$21.41
Granted	15,000	17.50
Vested	(60,001)	21.48
Forfeitures	—	—
Unvested, December 31, 2019	277,241	21.18
Stock Dividend	2,878	15.75
Granted	—	—
Vested	(64,735)	21.18
Forfeitures	—	—
Unvested, December 31, 2020	215,384	21.11
Stock dividend	12,646	14.79
Granted	—	—
Vested	(68,603)	19.72
Forfeitures	—	—
Unvested, December 31, 2021	159,427	21.21
As of December 31, 2021, the Company had $2.7 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation expense related to restricted shares was $1.3 million, $1.3 million and $1.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2021, 2020 and 2019.
Note 12 — Accumulated Other Comprehensive (Loss) Income
The following table illustrates the changes in accumulated other comprehensive (loss) income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2018	4,582
Other comprehensive income, before reclassifications	(10,753)
Amounts reclassified from accumulated other comprehensive (loss) income	(872)
Balance, December 31, 2019	(7,043)
Other comprehensive loss, before reclassifications	(40,614)
Amounts reclassified from accumulated other comprehensive (loss) income	7,999
Rebalancing of ownership percentage	(15)
Balance, December 31, 2020	(39,673)
Other comprehensive loss, before reclassifications	14,322
Amounts reclassified from accumulated other comprehensive (loss) income	11,010
Balance, December 31, 2021	$(14,341)

Accumulated other comprehensive (loss) income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income is $0.4 million as of December 31, 2021. The terminated swap will be fully amortized within the year ending December 31, 2022.
Note 13 — Non-Controlling Interests
Non-controlling interests on the Company’s consolidated balance sheet is comprised of the following:

	Balance as of December 31,
(In thousands)	2021	2020
Common OP Units held by third parties	$3,758	$4,016
Series A Preferred Units held by third parties	2,578	—
Total Non-controlling Interests in the Operating Partnership	6,336	4,016
Non-controlling Interests in property owning subsidiaries	368	371
Total Non-controlling Interests	$6,704	$4,387
Non-Controlling Interests in the Operating Partnership
For preferred and common shares issued by the Company, the Company typically issued mirror securities with substantially equivalent economic rights between the Company and the Operating Partnership. The securities held by the Company are eliminated in consolidation.
Common OP Units
The Company is the sole general partner and holds substantially all of the OP Units. As of December 31, 2021 and 2020, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate ownership in the OP.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the OP Units for a period of one year, a holder of OP Units has the right to redeem OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2021, 2020 and 2019, OP Unit non-controlling interest holders were paid distributions of $0.0 million, $0.2 million, and $0.3 million respectively.
Stock Dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,908 Common OP Units outstanding held by unaffiliated third parties as of December 31, 2021 would be redeemable for 442,014 shares of common stock, giving effect to adjustments for the impact of the Stock Dividends through January 2022.
Series A Preferred OP Units
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the year ended December 31, 2021, Series A Preferred Unit holders were paid distributions of $46,000.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table summarizes the activity related to investment arrangements with unaffiliated third parties.

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Distributions
		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
Property Name (Dollar amounts in thousands)	Investment Date	2021	2021	2021	2020	2021	2020	2019
Plaza Del Rio Medical Office Campus Portfolio(1)	May 2015	$368	2.4%	$12,925	$12,790	$—	$—	$—
_____________
(1)    One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2021, 2020 and 2019 and has been retroactively adjusted to reflect the Stock Dividend (see Note 1 — Organization for additional details):

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to stockholders (in thousands)	$(92,942)	$(78,781)	$(88,087)
Basic and diluted weighted-average shares outstanding (1)	100,534,438	100,312,245	100,093,694
Basic and diluted net loss per share (1)	$(0.92)	$(0.79)	$(0.88)
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

	December 31,
	2021	2020	2019
Unvested restricted shares (1)	202,782	273,151	332,514
OP Units (2)	442,014	442,014	442,014
Class B Units (3)	391,119	391,119	391,119
Total weighted average antidilutive common share equivalents	1,035,915	1,106,284	1,165,647
________
(1)    Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 159,427, 215,384 and 277,241 unvested restricted shares outstanding as of December 31, 2021, 2020 and 2019, respectively.
(2)    Weighted average number of antidilutive OP Units held by unaffiliated third parties presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effect of the Stock Dividends. There were 405,998 OP Units outstanding as of December 31, 2021, 2020 and 2019.
(3)    Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effect of the Stock Dividends. There were 359,250 Class B Units outstanding as of December 31, 2021, 2020 and 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 15 — Segment Reporting
The disclosures below for the years ended December 31, 2021, 2020 and 2019, are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. Prior to December 31, 2021, the Company had three reportable segments 1) medical office and outpatient buildings (“Former MOBs”), 2) triple-net lease healthcare properties (“Former NNN”) and 3) SHOPs. Culminating in the year ended December 31, 2021, the Company has completed several strategic property divestitures from the Company’s Former NNN segment and transitioned certain properties previously reported in the Company’s Former NNN segment into the Company’s SHOP segment. The remaining Former NNN properties are similar in nature, cash flows, and risk structure with the Former MOB segment and are managed operationally and reported collectively by the Company’s management. Accordingly, in the fourth quarter of 2021, the Company reevaluated its segments and concluded that it had two reportable segments. The Company combined the properties in its Former NNN segment with the properties in its Former MOB segment for segment reporting. All prior periods presented in the tables below have been conformed to the presentation of the Company’s new reportable segment structure. The Company will restate other quarterly prior periods when they are subsequently reported in later quarterly filings for comparative purposes.
The Company evaluates performance and makes resource allocations based on its two business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses as well as seniors housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators.
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
The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2021, 2020 and 2019:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	Year Ended December 31, 2021
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$122,867	$206,488	$329,355
Property operating and maintenance	34,480	171,333	205,813
NOI	$88,387	$35,155	123,542
Impairment charges			(40,951)
Operating fees to related parties			(24,206)
Acquisition and transaction related			(2,714)
General and administrative			(16,828)
Depreciation and amortization			(79,926)
Gain on sale of real estate investments			3,648
Interest expense			(47,900)
Interest and other income			61
Loss on non designated derivatives			37
Income tax expense			(203)
Net income attributable to non-controlling interests			260
Allocation for preferred stock			(7,762)
Net loss attributable to common stockholders			$(92,942)

	Year Ended December 31, 2020
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$119,824	$261,788	$381,612
Property operating and maintenance	32,812	210,736	243,548
NOI	87,012	51,052	138,064
Impairment charges			(36,446)
Operating fees to related parties			(23,922)
Acquisition and transaction related			(173)
General and administrative			(21,572)
Depreciation and amortization			(81,053)
Interest expense			(51,519)
Interest and other income			44
Gain on sale of real estate investments			5,230
Loss on sale of non-designated derivatives			(102)
Income tax expense			(4,061)
Net loss attributable to non-controlling interests			(303)
Allocation for preferred stock			(2,968)
Net loss attributable to common stockholders			$(78,781)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	Year Ended December 31, 2019
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$114,943	$259,971	$374,914
Property operating and maintenance	34,123	200,062	234,185
NOI	80,820	59,909	140,729
Impairment charges			(55,969)
Operating fees to related parties			(23,414)
Acquisition and transaction related			(362)
General and administrative			(20,530)
Depreciation and amortization			(81,032)
Gain on sale of real estate investment			8,790
Interest expense			(56,059)
Interest and other income			7
Loss on non-designated derivatives			(68)
Income tax expense			(399)
Net loss attributable to non-controlling interests			393
Allocation for preferred stock			(173)
Net loss attributable to common stockholders			$(88,087)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2021	2020
ASSETS
Investments in real estate, net:
Medical office and other healthcare-related buildings	$1,149,241	$1,121,898
Seniors housing — operating properties	900,686	987,050
Total investments in real estate, net	2,049,927	2,108,948
Cash and cash equivalents	59,738	72,357
Restricted cash	25,644	17,989
Assets held for sale	—	90
Derivative assets, at fair value	174	13
Straight-line rent receivable, net	23,858	23,322
Operating lease right-of-use asset	7,914	13,912
Prepaid expenses and other assets	32,564	34,932
Deferred costs, net	14,581	15,332
Total assets	$2,214,400	$2,286,895

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table reconciles capital expenditures by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Medical office and other healthcare-related buildings	$6,152	$8,561	$5,705
Seniors housing — operating properties	12,919	12,833	11,014
Total capital expenditures	$19,071	$21,394	$16,719
Note 16 — Commitments and Contingencies
As of December 31, 2021, the Company has seven operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The seven operating leases have durations, including assumed renewals, ranging from 20.9 to 85.7 years, excluding an adjacent parking lot lease with a term of 2.8 years as of December 31, 2021. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground operating leases (see Note 2 — Summary of Significant Accounting Policies for additional information). The Company did not enter into any additional ground leases during the year ended December 31, 2021.
As of December 31, 2021, the Company’s balance sheet includes ROU assets and operating lease liabilities of $7.9 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheet. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. During the year ended December 31, 2021, the Company sold a property which included a prepaid ground lease. Upon disposition, the carrying value of the ROU asset was $5.7 million, and was recorded as a reduction of the gain on sale for that property.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 34.9 years and a weighted-average discount rate of 7.35% as of December 31, 2021. For the years ended December 31, 2021 and 2019, the Company paid cash of $0.8 million and $0.8 million for amounts included in the measurement of lease liabilities and recorded total rental expense from operating leases of $0.9 million, $0.9 million and $1.0 million, on a straight-line basis in accordance with the standard, during the years ended December 31, 2021, 2020 and 2019, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss.

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2022	$642	$86
2023	645	88
2024	632	90
2025	588	92
2026	599	95
Thereafter	22,560	7,321
Total minimum lease payments	25,666	7,772
Less: amounts representing interest	(17,536)	(2,934)
Total present value of minimum lease payments	$8,130	$4,838
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of December 31, 2021. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Stock Dividend
On January 3, 2022, the Company declared a quarterly stock dividend of 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock. The stock dividend was payable on January 18, 2022 to holders of record of the Company’s common stock at the close of business on January 13, 2022.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
Fresenius Medical Care - Winfield, AL	(5)	AL	5/10/2013	$—	$152	$1,568	$—	$—	$1,720	$399
Adena Health Center - Jackson, OH	(5)	OH	6/28/2013	—	242	4,494	—	—	4,736	990
Ouachita Community Hospital - West Monroe, LA	(5)	LA	7/12/2013	—	633	5,304	—	—	5,937	1,189
CareMeridian - Littleton, CO	(5)	CO	8/8/2013	—	976	8,900	—	111	9,987	2,798
Oak Lawn Medical Center - Oak Lawn, IL		IL	8/21/2013	5,343	835	7,217	—	25	8,077	1,806
Surgery Center of Temple - Temple, TX	(5)	TX	8/30/2013	—	225	5,208	—	432	5,865	1,185
Greenville Health System - Greenville, SC	(5), (9)	SC	10/10/2013	—	720	3,045	—	194	3,959	657
Stockbridge Family Medical - Stockbridge, GA		GA	2/21/2014	1,781	823	1,799	—	165	2,787	460
Arrowhead Medical Plaza II - Glendale, AZ		AZ	2/21/2014	7,540	—	9,758	—	2,011	11,769	2,854
Village Center Parkway - Stockbridge, GA		GA	2/21/2014	2,434	1,135	2,299	—	156	3,590	709
Creekside MOB - Douglasville, GA		GA	4/30/2014	8,814	2,709	5,320	—	637	8,666	1,660
Bowie Gateway Medical Center - Bowie, MD		MD	5/7/2014	9,153	983	10,321	—	252	11,556	2,181
Campus at Crooks & Auburn Building D - Rochester Mills, MI		MI	5/19/2014	3,627	640	4,166	—	131	4,937	975
Berwyn Medical Center - Berwyn, IL	(5)	IL	5/29/2014	—	1,305	7,559	—	—	8,864	1,495
Countryside Medical Arts - Safety Harbor, FL		FL	5/30/2014	6,983	915	7,663	—	60	8,638	1,645
St. Andrews Medical Park - Venice, FL		FL	5/30/2014	11,119	1,666	10,005	2	935	12,608	2,689
Campus at Crooks & Auburn Building C - Rochester Mills, MI		MI	6/3/2014	3,831	609	3,893	—	166	4,668	945
Laguna Professional Center - Elk Grove, CA		CA	7/15/2014	8,887	1,811	14,598	—	311	16,720	3,214
UC Davis MOB - Elk Grove, CA		CA	7/15/2014	8,136	1,138	7,242	—	285	8,665	1,703
Estate at Hyde Park - Tampa, FL	(7)	FL	7/31/2014	20,116	1,777	20,308	—	1,005	23,090	4,531
Autumn Ridge of Clarkston - Clarkston, MI	(7)	MI	8/12/2014	19,245	655	19,967	—	65	20,687	4,325
Sunnybrook of Burlington - Burlington, IA	(6)	IA	8/26/2014	12,783	518	16,739	—	254	17,511	3,924
Sunnybrook of Carroll - Carroll, IA	(6)	IA	8/26/2014	6,144	473	11,263	—	36	11,772	2,385
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(7)	IA	8/26/2014	8,014	195	8,595	—	158	8,948	1,861
Prairie Hills at Clinton - Clinton, IA	(6)	IA	8/26/2014	10,759	890	18,882	—	120	19,892	4,213
Prairie Hills at Des Moines - Des Moines, IA	(6)	IA	8/26/2014	5,418	647	13,745	—	57	14,449	3,210
Sunnybrook of Fairfield - Fairfield, IA	(5)	IA	8/26/2014	—	340	14,115	—	269	14,724	3,253
Sunnybrook of Ft. Madison - Ft. Madison, IA	(5)	IA	8/26/2014	—	263	3,931	—	223	4,417	601
Prairie Hills at Independence - Independence, IA	(5)	IA	8/26/2014	—	473	10,600	—	176	11,249	2,234
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	(5)	IA	8/26/2014	—	205	10,935	—	326	11,466	2,257
Sunnybrook of Muscatine - Muscatine, IA	(6)	IA	8/26/2014	11,989	302	13,840	—	151	14,293	2,989
Prairie Hills at Ottumwa - Ottumwa, IA	(5)	IA	8/26/2014	—	538	9,186	—	178	9,902	2,109
Prairie Hills at Tipton - Tipton, IA	(5)	IA	8/26/2014	—	306	10,409	—	80	10,795	2,110

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
Liberty Court - Dixon, IL	(5)	IL	8/29/2014	—	119	1,998	—	59	2,176	482
Lakeside Vista - Holland, MI	(6)	MI	8/29/2014	6,128	378	12,196	—	632	13,206	2,675
The Atrium - Rockford, IL	(5)	IL	8/29/2014	—	164	1,746	—	267	2,177	290
Arrowhead Medical Plaza I - Glendale, AZ		AZ	9/10/2014	4,571	—	6,447	—	1,309	7,756	1,610
Sunnybrook of Burlington - Land - Burlington, IA		MO	9/23/2014	—	620	—	—	—	620	—
Community Health MOB - Harrisburg, PA	(10)	PA	9/26/2014	5,424	—	6,170	—	—	6,170	1,156
Brady MOB - Harrisburg, PA	(10)	PA	9/26/2014	19,661	—	22,485	—	—	22,485	4,113
Landis Memorial - Harrisburg, PA	(5), (10)	PA	9/26/2014	—	—	32,484	—	—	32,484	5,960
FOC II - Mechanicsburg, PA	(10)	PA	9/26/2014	16,136	—	16,473	—	142	16,615	3,471
FOC Clinical - Mechanicsburg, PA	(10)	PA	9/26/2014	17,695	—	19,634	—	—	19,634	4,057
FOC I - Mechanicsburg, PA	(10)	PA	9/26/2014	8,204	—	8,923	—	277	9,200	2,002
Copper Springs Senior Living - Meridian, ID	(5)	ID	9/29/2014	—	498	7,130	—	207	7,835	1,965
Addington Place of Brunswick - Brunswick, GA	(5)	GA	9/30/2014	—	1,509	14,402	—	463	16,374	3,328
Addington Place of Dublin - Dublin, GA	(5)	GA	9/30/2014	—	403	9,281	—	160	9,844	2,289
Allegro at Elizabethtown - Elizabethtown, KY	(5)	KY	9/30/2014	—	317	7,290	—	255	7,862	1,926
Addington Place of Johns Creek - Johns Creek, GA	(7)	GA	9/30/2014	10,139	997	11,943	—	477	13,417	2,837
Allegro at Jupiter - Jupiter, FL	(6)	FL	9/30/2014	34,370	3,741	49,534	—	422	53,697	10,712
Addington Place of Lee's Summit - Lee's Summit, MO	(7)	MO	9/30/2014	17,187	2,734	25,008	—	384	28,126	5,461
Addington Place at Mills - Roswell, GA	(5)	GA	9/30/2014	—	1,000	8,611	—	2,621	12,232	2,723
Addington Place of College Harbour - St Petersburg, FL	(5)	FL	9/30/2014	—	3,791	8,684	—	1,817	14,292	3,008
Allegro at Stuart - Stuart, FL	(6)	FL	9/30/2014	49,069	5,018	60,575	—	715	66,308	13,410
Allegro at Tarpon - Tarpon Springs, FL	(7)	FL	9/30/2014	7,350	2,360	13,728	—	579	16,667	3,826
Addington Place of Titusville - Titusville, FL	(6)	FL	9/30/2014	12,423	1,379	13,976	—	655	16,010	3,570
Allegro at St. Petersburg - Land - St. Petersburg, FL		FL	9/30/2014	—	3,045	—	—	—	3,045	—
Gateway MOB - Clarksville, TN	(9)	TN	10/3/2014	17,560	—	16,367	—	1,011	17,378	3,649
Dyer Building - Dyer, IN	(5)	IN	10/17/2014	6,143	601	8,992	—	64	9,657	1,722
757 Building - Munster, IN	(5)	IN	10/17/2014	—	645	7,885	—	—	8,530	1,478
761 Building - Munster, IN		IN	10/17/2014	6,797	1,436	8,616	—	59	10,111	1,732
759 Building - Munster, IN		IN	10/17/2014	8,271	1,101	8,899	—	—	10,000	1,715
Schererville Building - Schererville, IN		IN	10/17/2014	—	1,260	935	—	79	2,274	329
Meadowbrook Senior Living - Agoura Hills, CA	(7)	CA	11/25/2014	19,167	8,821	48,682	—	2,115	59,618	10,168
Mount Vernon Medical Office Building - Mount Vernon, WA	(9)	WA	11/25/2014	15,797	—	18,519	—	3	18,522	3,561

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
Wellington at Hershey's Mill - West Chester, PA	(5)	PA	12/3/2014	—	8,531	80,734	—	3,654	92,919	16,328
Eye Specialty Group Medical Building - Memphis, TN		TN	12/5/2014	8,475	775	7,223	—	—	7,998	1,343
Addington Place of Alpharetta - Alpharetta, GA		GA	12/10/2014	—	1,604	26,069	—	597	28,270	5,597
Addington Place of Prairie Village - Prairie Village, KS	(7)	KS	12/10/2014	14,812	1,782	21,869	—	413	24,064	4,846
Bloom MOB - Harrisburg, PA	(10)	PA	12/15/2014	15,322	—	15,928	—	517	16,445	3,066
Medical Sciences Pavilion - Harrisburg, PA	(10)	PA	12/15/2014	18,272	—	22,309	—	—	22,309	4,004
Wood Glen Nursing and Rehab Center - West Chicago, IL	(5)	IL	12/16/2014	—	1,896	16,107	—	—	18,003	4,023
Pinnacle Center - Southaven, MS		MS	12/16/2014	7,085	1,378	6,547	—	663	8,588	1,641
Paradise Valley Medical Plaza - Phoenix, AZ		AZ	12/29/2014	13,085	—	25,194	—	1,244	26,438	5,212
Victory Medical Center at Craig Ranch - McKinney, TX		TX	12/30/2014	—	1,596	40,475	—	1,164	43,235	7,644
Rivershores Healthcare & Rehab Centre - Marseilles, IL	(5)	IL	12/31/2014	—	1,276	6,868	—	—	8,144	1,826
Morton Terrace Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	709	5,649	—	—	6,358	1,738
Morton Villa Healthcare & Rehab Centre - Morton, IL	(5)	IL	12/31/2014	—	645	3,687	—	87	4,419	1,095
The Heights Healthcare & Rehab Centre - Peoria Heights, IL	(5)	IL	12/31/2014	—	214	7,952	—	—	8,166	2,218
Colonial Healthcare & Rehab Centre - Princeton, IL	(5)	IL	12/31/2014	—	173	5,871	—	—	6,044	1,806
Capitol Healthcare & Rehab Centre - Springfield, IL	(5)	IL	12/31/2014	—	603	21,699	—	26	22,328	5,307
Acuity Specialty Hospital - Mesa, AZ	(5)	AZ	1/14/2015	—	1,977	16,203	—	543	18,723	3,187
Acuity Specialty Hospital - Sun City, AZ	(11)	AZ	1/14/2015	—	2,329	15,795	(909)	(7,715)	9,500	219
Addington Place of Shoal Creek - Kansas City, MO	(7)	MO	2/2/2015	13,391	3,723	22,259	—	440	26,422	4,782
Aurora Healthcare Center - Green Bay, WI	(5)	WI	3/18/2015	—	1,130	1,678	—	—	2,808	365
Aurora Healthcare Center - Greenville, WI	(5)	WI	3/18/2015	—	259	958	—	—	1,217	221
Aurora Healthcare Center - Kiel, WI	(5)	WI	3/18/2015	—	676	2,214	—	—	2,890	430
Aurora Healthcare Center - Plymouth, WI		WI	3/18/2015	17,038	2,891	24,224	—	—	27,115	4,729
Aurora Healthcare Center - Waterford, WI	(5)	WI	3/18/2015	—	590	6,452	—	—	7,042	1,215
Aurora Healthcare Center - Wautoma, WI	(5)	WI	3/18/2015	—	1,955	4,361	—	—	6,316	856
Arbor View Assisted Living and Memory Care - Burlington, WI	(5)	WI	3/31/2015	—	367	7,815	—	66	8,248	1,866
Advanced Orthopedic Medical Center - Richmond, VA		VA	4/7/2015	15,390	1,523	19,229	—	—	20,752	3,445
Palm Valley Medical Plaza - Goodyear, AZ		AZ	4/7/2015	2,879	1,890	4,940	—	317	7,147	1,087
Physicians Plaza of Roane County - Harriman, TN		TN	4/27/2015	6,293	1,746	7,842	—	113	9,701	1,503
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	4/29/2015	11,526	328	13,302	—	98	13,728	2,271
Medical Center I - Peoria, AZ		AZ	5/15/2015	3,085	807	1,115	—	1,306	3,228	927
Medical Center II - Peoria, AZ		AZ	5/15/2015	—	945	1,330	—	5,036	7,311	1,490
Commercial Center - Peoria, AZ		AZ	5/15/2015	3,254	959	1,110	—	656	2,725	470

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
Medical Center III - Peoria, AZ		AZ	5/15/2015	2,137	673	1,651	—	947	3,271	801
Morrow Medical Center - Morrow, GA		GA	6/24/2015	4,334	1,155	5,674	—	438	7,267	1,176
Belmar Medical Building -Lakewood, CO		CO	6/29/2015	3,770	819	4,287	—	465	5,571	884
Addington Place - Northville, MI	(7)	MI	6/30/2015	13,287	440	14,975	—	345	15,760	2,981
Conroe Medical Arts and Surgery Center - Conroe, TX		TX	7/10/2015	13,221	1,965	12,198	—	573	14,736	2,454
Medical Center V - Peoria, AZ		AZ	7/10/2015	2,684	1,089	3,200	—	389	4,678	673
Legacy Medical Village - Plano, TX		TX	7/10/2015	23,662	3,755	31,097	—	704	35,556	5,708
Scripps Cedar Medical Center - Vista, CA		CA	8/6/2015	14,983	1,213	14,596	—	861	16,670	2,454
Ramsey Woods Memory Care - Cudahy, WI	(5)	WI	10/2/2015	—	930	4,990	—	49	5,969	1,054
East Coast Square West - Cedar Point, NC		NC	10/15/2015	5,254	1,535	4,803	—	6	6,344	829
East Coast Square North - Morehead City, NC		NC	10/15/2015	3,933	899	4,761	—	6	5,666	809
Eastside Cancer Institute - Greenville, SC	(5)	SC	10/22/2015	—	1,498	6,637	—	181	8,316	1,157
Sassafras Medical Building - Erie, PA		PA	10/22/2015	2,315	928	4,629	—	3	5,560	734
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR	(5)	OR	10/22/2015	—	433	2,623	—	—	3,056	437
Courtyard Fountains - Gresham, OR	(5)	OR	12/1/2015	—	2,476	50,601	—	1,136	54,213	9,361
Presence Healing Arts Pavilion - New Lenox, IL	(9)	IL	12/4/2015	5,966	—	6,768	—	76	6,844	1,184
Mainland Medical Arts Pavilion - Texas City, TX		TX	12/4/2015	6,174	320	7,923	—	305	8,548	1,511
Renaissance on Peachtree - Atlanta, GA	(6)	GA	12/15/2015	50,821	4,535	68,895	—	2,360	75,790	11,942
Fox Ridge Senior Living at Bryant - Bryant, AR		AR	12/29/2015	6,977	1,687	12,936	—	607	15,230	3,229
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	12/29/2015	16,024	6,896	20,579	—	209	27,684	4,320
Fox Ridge North Little Rock - North Little Rock, AR	(9)	AR	12/29/2015	9,943	—	19,265	—	268	19,533	3,708
Autumn Leaves of Cy-Fair - Houston, TX	(11)	TX	12/31/2015	—	1,225	11,335	(895)	(8,940)	2,725	—
Autumn Leaves of Meyerland - Houston, TX	(11)	TX	12/31/2015	—	2,033	13,411	(1,486)	(10,559)	3,399	—
Autumn Leaves of Clear Lake, Houston, TX	(11)	TX	12/31/2015	—	1,599	13,194	(1,169)	(10,388)	3,236	—
Autumn Leaves of The Woodlands - The Woodlands, TX	(11)	TX	12/31/2015	—	2,413	9,141	(1,763)	(7,252)	2,539	—
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	4/7/2017	7,480	1,459	9,300	—	—	10,759	1,445
Northside Hospital - Canton, GA		GA	7/13/2017	8,014	3,408	8,191	—	42	11,641	1,010
West Michigan Surgery Center - Big Rapids, MI	(5)	MI	8/18/2017	—	258	5,677	—	—	5,935	653
Camellia Walk Assisted Living and Memory Care - Evans, GA	(6)	GA	9/28/2017	12,476	1,854	17,372	—	1,285	20,511	2,731
Cedarhurst of Collinsville - Collinsville, IL	(5), (8)	IL	12/22/2017	—	1,228	8,652	—	228	10,108	1,102
Arcadian Cove Assisted Living - Richmond, KY	(5), (8)	KY	12/22/2017	—	481	3,923	—	73	4,477	567
Beaumont Medical Center - Warren, MI	(5), (8)	MI	12/22/2017	—	1,078	9,525	—	19	10,622	1,062

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
DaVita Dialysis - Hudson, FL	(5), (8)	FL	12/22/2017	—	226	1,979	—	88	2,293	214
DaVita Bay Breeze Dialysis Center - Largo, FL	(5), (8)	FL	12/22/2017	—	399	896	—	48	1,343	117
Greenfield Medical Plaza - Gilbert, AZ	(5), (8)	AZ	12/22/2017	—	1,476	4,144	—	195	5,815	489
RAI Care Center - Clearwater, FL	(5), (8)	FL	12/22/2017	—	624	3,156	—	—	3,780	336
Illinois CancerCare - Galesburg, IL	(8)	IL	12/22/2017	2,323	290	2,457	—	—	2,747	294
UnityPoint Clinic - Muscatine, IA	(5), (8)	IA	12/22/2017	—	570	4,541	—	2	5,113	519
Lee Memorial Health System Outpatient Center - Ft. Myers	(5), (8)	FL	12/22/2017	—	439	4,374	—	363	5,176	510
Decatur Medical Office Building - Decatur, GA	(5), (8), (9)	GA	12/22/2017	—	695	3,273	—	238	4,206	396
Madison Medical Plaza - Joliet, IL	(8), (9)	IL	12/22/2017	12,477	—	16,855	—	37	16,892	1,689
Woodlake Office Center - Woodbury, MN	(8)	MN	12/22/2017	8,638	1,017	10,688	—	1,297	13,002	1,263
Rockwall Medical Plaza - Rockwall, TX	(5), (8)	MN	12/22/2017	—	1,097	4,582	—	182	5,861	554
MetroHealth Buckeye Health Center - Cleveland, OH	(5), (8)	OH	12/22/2017	—	389	4,367	—	255	5,011	491
UnityPoint Clinic - Moline, IL	(5), (8)	IL	12/22/2017	—	396	2,880	—	5	3,281	329
VA Outpatient Clinic - Galesberg, IL	(5), (8)	IL	12/22/2017	—	359	1,852	—	—	2,211	242
Philip Professional Center - Lawrenceville, GA		GA	12/22/2017	5,780	1,285	6,714	—	238	8,237	811
Texas Children’s Hospital - Houston, TX		TX	3/5/2018	4,590	1,368	4,428	—	116	5,912	638
Florida Medical Heartcare - Tampa, FL	(5)	FL	3/29/2018	—	586	1,902	—	—	2,488	268
Florida Medical Somerset - Tampa, FL	(5)	FL	3/29/2018	—	61	1,366	—	—	1,427	169
Florida Medical Tampa Palms - Tampa, FL	(5)	FL	3/29/2018	—	141	1,402	—	—	1,543	179
Florida Medical Wesley Chapel - Tampa, FL	(5)	FL	3/29/2018	—	485	1,987	—	—	2,472	286
Aurora Health Center - Milwaukee, WI		WI	4/17/2018	3,984	1,014	4,041	—	—	5,055	652
Vascular Surgery Associates - Tallahassee, FL	(5)	FL	5/11/2018	—	902	5,383	—	—	6,285	705
Glendale MOB - Farmington Hills, MI	(5)	MI	8/28/2018	—	504	12,332	—	—	12,836	1,223
Crittenton Washington MOB - Washington Township, MI	(5)	MI	9/12/2018	—	640	4,090	—	78	4,808	469
Crittenton Sterling Heights MOB - Sterling Heights, MI	(5)	MI	9/12/2018	—	1,398	2,695	—	216	4,309	385
Advocate Aurora MOB - Elkhorn, WI		WI	9/24/2018	7,184	181	9,452	—	—	9,633	1,021
Pulmonary & Critical Care Med - Lemoyne, PA		PA	11/13/2018	4,271	621	3,805	—	—	4,426	551
Dignity Emerus Blue Diamond - Las Vegas, NV		NV	11/15/2018	13,966	2,182	16,594	—	—	18,776	1,417
Dignity Emerus Craig Rd - North Las Vegas, NV		NV	11/15/2018	18,780	3,807	22,803	—	—	26,610	1,964
Greenfield MOB - Greenfield, WI		WI	1/17/2019	7,526	1,552	8,333	—	225	10,110	978
Milwaukee MOB - South Milwaukee, WI		WI	1/17/2019	4,136	410	5,041	—	—	5,451	411
St. Francis WI MOB - St. Francis, WI		WI	1/17/2019	9,085	865	11,355	—	159	12,379	1,040

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
Lancaster Medical Arts MOB - Lancaster, PA	(5)	PA	6/20/2019	—	85	4,417	—	—	4,502	458
Women’s Healthcare Group MOB - York, PA	(5)	PA	6/21/2019	—	624	2,161	—	—	2,785	342
Pioneer Spine Sports - Northampton, MA	(5)	MA	7/22/2019	—	435	1,858	—	—	2,293	133
Pioneer Spine Sport - Springfield, MA	(5)	MA	7/22/2019	—	333	2,530	—	—	2,863	178
Pioneer Spine Sports - West Springfield, MA	(5)	MA	7/22/2019	—	374	4,295	—	—	4,669	294
Felicita Vida - Escondido, CA	(5)	CA	9/3/2019	—	1,677	28,953	—	190	30,820	1,929
Cedarhurst of Edwardsville - Edwardsville, IL	(5)	IL	1/10/2020	—	321	9,032	—	36	9,389	532
UMPC Sir Thomas Court - Harrisburg, PA	(5)	PA	1/17/2020	—	745	6,272	—	—	7,017	327
UMPC Fisher Road - Mechanicsburg, PA	(5)	PA	1/17/2020	—	747	3,844	—	—	4,591	219
Swedish American MOB - Roscoe, IL	(5)	IL	1/22/2020	—	599	5,862	—	—	6,461	386
Cedarhurst of Sparta - Sparta, IL	(5)	IL	1/31/2020	—	381	13,807	—	56	14,244	814
UMPC Chambers Hill - Harrisburg, PA	(5)	PA	2/3/2020	—	498	4,238	—	—	4,736	216
Cedarhurst of Shiloh - Shiloh, IL		IL	3/13/2020	13,384	376	28,299	—	40	28,715	1,354
Bayshore Naples Memory Care - Naples, FL	(5)	FL	3/20/2020	—	3,231	17,112	—	15	20,358	830
Circleville MOB - Circleville, OH		OH	12/7/2020	3,556	765	4,011	—	56	4,832	125
Kingwood Executive Center - Kingwood, TX	(5)	TX	1/6/2021	—	1,522	4,166	—	—	5,688	122
OrthoOne Hilliard - Hilliard, OH	(5)	OH	5/28/2021	—	760	3,118	—	—	3,878	76
South Douglas MOB - Midwest City, OK	(5)	OK	6/23/2021	—	628	3,863	—	—	4,491	64
Fort Wayne Opthomology Engle - Fort Wayne, IN		IN	6/29/2021	3,923	516	6,124	—	—	6,640	87
Fort Wayne Opthomology Dupont - Fort Wayne, IN		IN	6/29/2021	1,924	597	2,653	—	—	3,250	41
St. Peters Albany 2 Palisades - Albany, NY	(5)	NY	6/30/2021	—	516	4,342	—	—	4,858	67
Hefner Pointe Medical Center - Oklahoma City, OK		OK	6/30/2021	3,727	678	4,819	—	—	5,497	74
St. Peters Troy 2 New Hampshire - Troy, NY	(5)	NY	6/30/2021	—	330	2,444	—	—	2,774	38
St Peters - Albany, NY - 4 Palisades	(5)	NY	7/30/2021	—	542	2,416	—	—	2,958	32
St Peters - Albany, NY - 5 Palisades	(5)	NY	7/30/2021	—	593	5,359	—	—	5,952	65
St Lukes Heart Vascular Center - East Stroudsburg	(5)	PA	8/31/2021	—	363	3,224	—	—	3,587	29
Metropolitan Eye Lakeshore Surgery - St. Clair, MI	(5)	MI	8/31/2021	—	203	4,632	—	—	4,835	41
Naidu Clinic - Odessa, TX	(5)	TX	9/1/2021	—	730	2,409	—	—	3,139	23
Belpre V Cancer Center - Belpre, OH	(5)	OH	9/30/2021	—	1,153	63,894	—	—	65,047	414
Center for Advanced Dermatology - Lakewood, CO	(5)	CO	12/1/2021	—	1,034	1,874	—	—	2,908	5
Florida Medical Clinic - Tampa, FL	(5)	FL	12/1/2021	—	1,104	1,137	—	—	2,241	3

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021(1) (2)	Accumulated Depreciation(3) (4)
Pensacola Nephrology MOB - Pensacola, FL	(5)	FL	12/29/2021	—	1,578	5,123	—	—	6,701	—
Fannie Mae Master Credit Facilities (6)(7)				355,045

Total				$1,301,869	$212,612	$2,106,359	$(6,220)	$11,537	$2,324,288	$367,442
______________
(1)Acquired intangible lease assets allocated to individual properties in the amount of $288.4 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2021 is $2.2 billion.
(3)The accumulated depreciation column excludes $195.3 million of accumulated amortization associated with acquired intangible lease assets.
(4)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and 5 years for fixtures.
(5)These unencumbered properties were part of the borrowing base of the Credit Facility, which had $150.0 million of outstanding borrowings as of December 31, 2021. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities, Net for additional details).
(6)These properties collateralize the Capital One Facility, which had $212.4 million of outstanding borrowings as of December 31, 2021.
(7)These properties collateralize the KeyBank Facility, which had $142.6 million of outstanding borrowings as of December 31, 2021.
(8)These properties were acquired from American Realty Capital Healthcare Trust III, Inc. in 2017, which was a related party to the Company’s Advisor.
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
(11)The property has been impaired as of December 31, 2021. See Note 3 — Real Estate Investments, Net “Assets Held for Use and Related Impairments” for additional information.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2021
(In thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019:

	December 31,
(In thousands)	2021	2020	2019
Real estate investments, at cost (1):
Balance at beginning of year	$2,345,708	$2,211,451	$2,296,627
Additions-Acquisitions	147,161	98,364	80,980
Disposals, impairments and reclasses (2)	(168,581)	35,893	(166,156)
Balance at end of the year	$2,324,288	$2,345,708	$2,211,451

Accumulated depreciation (1):
Balance at beginning of year	$328,095	$260,399	$226,167
Depreciation expense	61,388	63,393	64,731
Disposals, impairments and reclasses (2)	(22,041)	4,303	(30,499)
Balance at end of the year	$367,442	$328,095	$260,399
__________
(1)Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.
(2)Includes amounts relating to dispositions and impairment charges on assets for the years ended December 31, 2021, 2020 and 2019. Amounts for the year ended December 31, 2020 include the reclassification of approximately $49.4 million and $8.7 million of assets and accumulated depreciation, respectively, that were previously classified as held-for-sale as of December 31, 2019 to real estate investments, at cost and accumulated depreciation during the year ended December 31, 2020. For additional information on this reclassification during the year ended December 31, 2020, see Note 3 — Real Estate Investments.

See accompanying report of independent registered public accounting firm.