Form 10-Q
period 2022-03-31
Healthcare Trust, Inc.
filed 2022-05-13
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	HTIA	The Nasdaq Global Market
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	HTIBP	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2022, the registrant had 102,162,814 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)	(Unaudited)
Real estate investments, at cost:
Land	$203,368	$206,392
Buildings, fixtures and improvements	2,083,478	2,117,896
Acquired intangible assets	287,983	288,372
Total real estate investments, at cost	2,574,829	2,612,660
Less: accumulated depreciation and amortization	(563,718)	(562,733)
Total real estate investments, net	2,011,111	2,049,927
Cash and cash equivalents	66,424	59,738
Restricted cash	26,423	25,644
Derivative assets, at fair value	13,321	174
Straight-line rent receivable, net	24,252	23,858
Operating lease right-of-use assets	7,889	7,914
Prepaid expenses and other assets (including $172 and $929 due from related parties as of March 31, 2022 and December 31, 2021, respectively)	30,492	32,564
Deferred costs, net	14,139	14,581
Total assets	$2,194,051	$2,214,400

LIABILITIES AND EQUITY
Mortgage notes payable, net	$581,711	$584,239
Credit facilities, net	501,988	502,051
Market lease intangible liabilities, net	10,549	10,943
Derivative liabilities, at fair value	—	13,903
Accounts payable and accrued expenses (including $391 and $47 due to related parties as of March 31, 2022 and December 31, 2021)	41,242	42,709
Operating lease liabilities	8,120	8,130
Deferred rent	6,851	8,619
Distributions payable	3,496	3,406
Total liabilities	1,153,957	1,174,000
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of March 31, 2022 and December 31, 2021	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, 0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of March 31, 2022 and December 31, 2021	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 100,737,224 shares and 99,281,754 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,007	993
Additional paid-in capital	2,350,902	2,329,839
Accumulated other comprehensive income (loss)	11,925	(14,341)
Distributions in excess of accumulated earnings	(1,330,730)	(1,282,871)
Total stockholders’ equity	1,033,180	1,033,696
Non-controlling interests	6,914	6,704
Total equity	1,040,094	1,040,400
Total liabilities and equity	$2,194,051	$2,214,400
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue from tenants	$83,650	$83,436

Operating expenses:
Property operating and maintenance	53,090	49,355
Impairment charges	10,644	878
Operating fees to related parties	6,318	5,883
Acquisition and transaction related	579	132
General and administrative	4,899	6,052
Depreciation and amortization	20,420	20,102
Total expenses	95,950	82,402
Operating income (loss) before gain on sale of real estate investments	(12,300)	1,034
Losses on sale of real estate investments	(303)	(172)
Operating income (loss)	(12,603)	862
Other income (expense):
Interest expense	(11,764)	(12,322)
Interest and other income	12	52
Gains on non-designated derivatives	994	14
Total other expenses	(10,758)	(12,256)
Loss before income taxes	(23,361)	(11,394)
Income tax expense	(39)	(48)
Net loss	(23,400)	(11,442)
Net loss (income) attributable to non-controlling interests	49	(46)
Allocation for preferred stock	(3,450)	(742)
Net loss attributable to common stockholders	(26,801)	(12,230)
Other comprehensive income (loss):
Unrealized gain on designated derivatives	26,266	15,846
Comprehensive (loss) income attributable to common stockholders	$(535)	$3,616

Weighted-average shares outstanding — Basic and Diluted (1)	102,000,624	101,930,013
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.26)	$(0.12)
_____
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

					Three Months Ended March 31, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	3,977,144	40	3,630,000	$36	99,281,754	$993	$2,329,839	$(14,341)	$(1,282,871)	$1,033,696	$6,704	$1,040,400
Issuance of Preferred Stock, net	—	—	—	—	—	—	(54)	—	—	(54)	—	(54)
Share-based compensation, net	—	—	—	—	—	—	332	—	—	332	—	332
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,455,470	14	21,090	—	(21,104)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,877)	(1,877)	—	(1,877)
Distributions declared on Series B Preferred Stock, 0.45 per share	—	—	—	—	—	—	—	—	(1,527)	(1,527)	—	(1,527)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(23,351)	(23,351)	(49)	(23,400)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	26,266	—	26,266	—	26,266
Rebalancing of ownership percentage	—	—	—	—	—	—	(305)	—	—	(305)	305	—
Balance, March 31, 2022	3,977,144	$40	3,630,000	$36	100,737,224	$1,007	$2,350,902	$11,925	$(1,330,730)	$1,033,180	$6,914	$1,040,094

			Three Months Ended March 31, 2021
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,610,000	16	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	—	—	—	—
Share-based compensation, net	—	—	—	—	332	—	—	332	—	332
Distributions declared in common stock, $0.21 per share	—	—	1,265,036	12	19,914	—	(19,926)	—	—	—
Distributions declared on Series A Preferred Stock, 0.46 per share	—	—	—	—	—	—	(742)	(742)	—	(742)
Net loss	—	—	—	—	—	—	(11,488)	(11,488)	46	(11,442)
Unrealized gain on designated derivatives	—	—	—	—	—	15,844	—	15,844	—	15,844
Rebalancing of ownership percentage	—	—	—	—	3	2	—	5	(5)	—
Balance, March 31, 2021	1,610,000	$16	95,040,782	$950	$2,124,510	$(23,827)	$(1,140,713)	$960,936	$4,428	$965,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,400)	$(11,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,420	20,102
Amortization of deferred financing costs	1,181	1,071
Amortization of terminated swap	211	211
Amortization of mortgage premiums and discounts, net	107	14
Accretion of market lease and other intangibles, net	(122)	(34)
Bad debt expense	426	198
Equity-based compensation	332	332
Losses on sale of real estate investments, net	303	172
Gains on non-designated derivative instruments	(994)	(14)
Impairment charges	10,644	878
Changes in assets and liabilities:
Straight-line rent receivable	(394)	(227)
Prepaid expenses and other assets	981	2,724
Accounts payable, accrued expenses and other liabilities	(2,045)	(1,181)
Deferred rent	(1,768)	1,155
Net cash provided by operating activities	5,882	13,959
Cash flows from investing activities:
Property acquisitions and development costs	—	(6,694)
Capital expenditures and other assets acquired	(3,311)	(4,029)
Deposits for real estate investments	—	(146)
Proceeds from sales of real estate investments	11,759	—
Net cash provided by (used in) investing activities	8,448	(10,869)
Cash flows from financing activities:
Payments on mortgage notes payable	(3,374)	(300)
Payments for derivative instruments	(39)	(85)
Payments of deferred financing costs	(40)	(42)
Preferred stock issuance costs	(6)	(165)
Dividends paid on Series A Preferred stock	(1,833)	(742)
Dividends paid on Series B Preferred stock	(1,527)	—
Distributions to non-controlling interest holders	(46)	—
Net cash used in financing activities	(6,865)	(1,334)
Net change in cash, cash equivalents and restricted cash	7,465	1,756
Cash, cash equivalents and restricted cash, beginning of period	85,382	90,346
Cash, cash equivalents and restricted cash, end of period	$92,847	$92,102

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents, end of period	$66,424	$74,068
Restricted cash, end of period	26,423	18,034
Cash, cash equivalents and restricted cash, end of period	$92,847	$92,102

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,269	$11,156
Cash paid for income taxes	372	149

Non-cash investing and financing activities:
Common stock issued through stock dividends	$21,104	$19,926

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 1 — Organization
Healthcare Trust, Inc. (including, as required by context, Healthcare Trust Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”), is an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). The Company acquires, owns and manages a diversified portfolio of healthcare-related real estate, focused on medical office and other healthcare-related buildings (“MOBs”) and senior housing operating properties (“SHOPs”). Prior to December 31, 2021, the Company reported in three reportable segments, see Note 15—Segment Reporting for additional information.
As of March 31, 2022, the Company owned 198 properties located in 33 states and comprised of 9.0 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of March 31, 2022, the Company owned 50 seniors housing properties under the REIT Investment Diversification and Empowerment Act (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of March 31, 2022, the Company had four eligible independent contractors operating 50 SHOPs (not including two land parcels). All of the Company’s properties across both business segments are located throughout the United States.
Since October 2020, the Company has declared and paid quarterly dividends solely in shares of its common stock during the periods described in more detail below (the “Stock Dividends”). Stock Dividends paid in January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2021, July 2021, October 2021 and January 2022 were equal to 0.014655 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2022 were equal to 0.014167 shares of common stock on each share of outstanding common stock.
Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The Company has issued an aggregate of 8,209,673 shares in respect to the Stock Dividends. No other additional shares of common stock were issued during the three months ended March 31, 2022. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.10416 shares for every share outstanding resulting from the Stock Dividends since October 2020, and are noted as such throughout the accompanying financial statements and notes.
On April 1, 2022, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2021. The Company’s previous Estimated Per-Share NAV was as of December 31, 2020. The Estimated Per-Share NAV published on April 1, 2022 has not been adjusted since publication and will not be adjusted until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Issuing dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding increases when shares of common stock are issued in respect of a stock dividend; however, because each stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The COVID-19 pandemic has had, and another pandemic in the future could have, impacts across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our properties are located, measures including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities for much of 2020 and the early part of 2021 as well as social distancing measures resulted in closures and limitations on the operations of many businesses and organizations. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. The Company’s tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to, among other things, live in or use facilities at our properties, and impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The Company’s ability to lease space and negotiate and maintain favorable rents and the results of operations at its SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy as could the rates charged to residents at its SHOPs. Moreover, the demand for leasing space at the Company’s MOB properties could decline further negatively impacting occupancy percentage, revenue and net income. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at the Company’s SHOPs. Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates may adversely impact the Company’s results of operations. Moreover, these increases in the rate of inflation, the ongoing war in Ukraine and related sanctions, supply chain disruptions and increases in interest rates may also impact the ability of the Company’s tenants to pay rent and hence the Company’s results of operations and liquidity. For more information about the risks and uncertainties associated with inflation, the ongoing war in Ukraine and related sanctions and labor shortages, please see the sections “Inflation” and Part II—Item 1A. Risk Factors below.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways that vary by operating segment:
COVID-19 Impact — MOB Segment
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in occupancy activity at some of the Company’s MOBs. The economic impact of the pandemic has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company experienced delays in rent collections throughout the year ended December 31, 2020, although collections have been approximately 100% of original cash rent for the MOB segment since the first quarter of 2021. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent. Since the year ended December 31, 2020, the Company has not entered into any rent deferral agreements with any of its tenants, and all amounts previously deferred under prior rent deferral agreements have been collected.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which doesn’t apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (“FASB”) and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract.
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
COVID-19 Impact — SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until June 2021 and has since stabilized and begun to recover. Government policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which affected the Company’s ability to fill vacancies. The Company has experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
(“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. These trends became more prominent in the first quarter of 2022 as inflation increased and the Company relied more on the use of temporary contract labor and agencies in response to a shortage of workers largely due to, among other things, the spread of more transmissible COVID-19 variants such as the Omicron variant, increased inflation raising the cost of labor generally and increased demand for qualified personnel. Future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions may cause further adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its revenues and income in future quarters. While the development of COVID-19 vaccines may limit that effect, the effectiveness of vaccines and the willingness to receive vaccines are highly uncertain and cannot be predicted with confidence.
The financial impact of the COVID-19 pandemic on the Company has been partially offset by funds received under the CARES Act. The Company received $5.1 million in these funds during the three months ended March 31, 2021. The Company considered these funds to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the three months ended March 31, 2021, to partially offset the incurred COVID-19 expenses. In addition, the Company has applied for additional funds, however, those applications have not yet been approved and no funds have been received since the three months ended March 31, 2021. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOBs. As of March 31, 2022, these leases had a weighted average remaining lease term of 5.0 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with the increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOPs held using a structure permitted under the REIT Investment and Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month. Also included in revenue from tenants is fees for ancillary revenue from non-residents of $1.8 million, for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company did not record any significant amounts of ancillary revenue. Fees for ancillary services are recorded in the period in which the services are performed.
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
March 31, 2022
(Unaudited)
exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.
As of March 31, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$79,660
2023	96,806
2024	88,773
2025	77,358
2026	69,461
Thereafter	228,820
Total	$640,878
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
The Company recorded a reduction of revenue of $0.4 million and $0.2 million for uncollectable amounts for the three months ended March 31, 2022 and 2021, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended March 31, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of March 31, 2022 or December 31, 2021.
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three months ended March 31, 2022 and the three-year period ended December 31, 2021, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as of March 31, 2022 and December 31, 2021, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2021 were asset acquisitions. The Company did not acquire any properties during the three months ended March 31, 2022.
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
March 31, 2022
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three months ended March 31, 2022 or 2021.
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
Reportable Segments
As of March 31, 2022 and December 31, 2021, the Company has determined that it has two reportable segments, with activities related to investing in MOBs and SHOPs. Management evaluates the operating performance of the Company’s investments in real estate and seniors housing properties on an individual property level. For additional information see Note 15 — Segment Reporting.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
As of March 31, 2022, the Company owned 50 seniors housing properties which are leased and operated through its TRS. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards.
Because of the TRS's recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $4.7 million as of March 31, 2022. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2021, the Company had a deferred tax asset of $4.2 million with a full valuation allowance.
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
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funding from the CARES Act during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company received $5.1 million in funding

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
from CARES Act grants. The CARES Act grants are considered to be a grant contribution from the government. The full amounts received were recognized as a reduction of property operating expenses in the Company’s consolidated statement of operations to offset the negative impacts of COVID-19. The Company has applied for additional funds, however, those applications have not yet been approved and no funds have been received since the three months ended March 31, 2021. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company adopted the new guidance on January 1, 2022 and determined it did not have a material impact on its consolidated financial statements.
Not yet Adopted as of March 31, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 198 properties as of March 31, 2022. During the three months ended March 31, 2022, the Company did not acquire any properties. All acquisitions in the three months ended March 31, 2021 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2021:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Three Months Ended March 31,
(In thousands)	2021
Real estate investments, at cost:
Land	$1,522
Buildings, fixtures and improvements	4,120
Total tangible assets	5,642
Acquired intangibles:
In-place leases and other intangible assets	1,152
Market lease and other intangible assets	12
Market lease liabilities	(112)
Total intangible assets and liabilities	1,052
Cash paid for real estate investments, including acquisitions	$6,694
Number of properties purchased	1

Significant Tenants
As of March 31, 2022 and 2021, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2022 and 2021:

	March 31,
State	2022	2021
Florida (1)	18.2%	20.5%
Iowa	*	10.2%
Pennsylvania	*	10.6%
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
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization and accretion of above-and below-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Amortization of in-place leases and other intangible assets (1)	$3,866	$3,766
Accretion of above-and below-market leases, net (2)	$(164)	$(88)
Amortization of above-and below-market ground leases, net (3)	$40	$55
________
(1)     Reflected within depreciation and amortization expense.
(2)     Reflected within rental income.
(3)     Reflected within property operating and maintenance expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place lease assets	$10,993	$12,762	$10,842	$9,254	$8,009
Other intangible assets	8	10	10	10	10
Total to be added to amortization expense	$11,001	$12,772	$10,852	$9,264	$8,019

Above-market lease assets	$(570)	$(468)	$(389)	$(336)	$(302)
Below-market lease liabilities	1,218	1,512	1,294	1,103	941
Total to be added to revenue from tenants	$648	$1,044	$905	$767	$639
Dispositions
Three Months Ended March 31, 2022
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”)
from the former triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties were leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. During the third quarter of 2021, the Company began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. The Company had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021. The Company completed the sale of the LaSalle Properties in the first quarter of 2022 and recorded a loss on sale of $0.3 million.
Three Months Ended March 31, 2021
During the first quarter of 2021, the Company transferred four SHOP properties located in Michigan to the buyer at a second closing, and $0.8 million held in escrow was released to the buyer. This amount had been placed in escrow at the first closing of the transaction during the year ended December 31, 2020 when the purchase price for all 11 properties sold in the transaction was received from the buyer. The Company recorded a loss on sale of $0.2 million related to this transaction in the three months ended March 31, 2021.
Impairments
The following table presents impairments recorded during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Assets held for use	10,644	878
Total	$10,644	$878
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
There were no assets held for sale as of March 31, 2022 and December 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Held For Use Impairments - 2022
In April 2022, a tenant who operates seven of the Company’s MOB skilled nursing facilities in Illinois offered to purchase the properties for $50.5 million, which caused the Company to reassess its expected holding period for these properties. After considering the tenant’s offer, the terms of the existing leases, longer term prospects for these properties and potential sales prices to third parties, the Company determined that the probability weighted scenarios of projected cash flows, on an undiscounted basis over potential holding periods, may not recover the current carrying value of the properties. Accordingly, the Company concluded that the properties were impaired and recorded $10.6 million of impairment charges in the three months ended March 31, 2022 to reduce the carrying value of the properties to their estimated fair value of $50.5 million.
Held For Use Impairments - 2021
On April 30, 2021, the parties to a purchase and sale agreement for a skilled nursing facility in Wellington, Florida agreed to amend the agreement to reduce the sales price of the facility to $30.7 million. In connection with this amendment, the Company determined that the fair value had declined as of March 31, 2021 and the Company recognized an impairment charge of $0.9 million during the first quarter of 2021, which is included in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of March 31, 2022 and December 31, 2021:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties (1)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ (4)	1	$2,848	$2,879	4.15%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	—	—	2,684	—%	4.75%	Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	6,937	6,977	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,930	16,024	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,884	9,943	2.95%	3.95%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	13,305	13,384	4.34%	4.34%	Fixed		March 2026
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Gross mortgage notes payable	76	588,854	591,841	3.82%	3.82%
Deferred financing costs, net of accumulated amortization (3)		(5,835)	(6,186)
Mortgage premiums and discounts, net		(1,308)	(1,416)
Mortgage notes payable, net		$581,711	$584,239
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2022 and December 31, 2021. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2)Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company designates its “pay-fixed” interest rate swaps against all 30-day LIBOR debt.
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
(4)This mortgage was repaid in full subsequent to March 31, 2022, for additional information see Note 17 — Subsequent Events.

As of March 31, 2022, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of March 31, 2022, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for a schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of March 31, 2022 and December 31, 2021:

			Outstanding Facility Amount as of		Effective Interest Rate (9)(10)
Credit Facility	Encumbered Properties (1)		March 31, 2022	December 31, 2021	March 31, 2022		December 31, 2021		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$—	$—	—%		—%		Variable		Mar. 2023	(8)

Term Loan			150,000	150,000	3.98%		4.11%		Fixed	(6)	Mar. 2024
Deferred financing costs			(2,667)	(2,994)
Term Loan, net			147,333	147,006
Total Credit Facility	92	(2)	$147,333	$147,006

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$212,266	$212,417	2.66%		2.51%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	142,389	142,628	2.70%		2.56%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$354,655	$355,045

Total Credit Facilities	113		$501,988	$502,051	3.06%	(5)	3.00%	(5)
________
(1)Encumbered properties are as of March 31, 2022.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of March 31, 2022 with a carrying value of $345.4 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of March 31, 2022 with a carrying value of $254.5 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2022 and December 31, 2021.
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
(9)Effective interest rate below for variable rate debt gives effect to any “pay-fixed” swap entered into by the Company allocated to the loan for presentation purposes. If no “pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of March 31, 2022 and December 31, 2021. Interest rate caps are not considered unless the cap is currently in effect.
(10)The Company has interest “pay-fixed” swaps which are designated as cash flow hedges on outstanding combined borrowings. To present average rates in the table above, the Company historically allocated the $50.0 million notional amount of a “pay-fixed” swap to its Revolving Credit Facility with any remaining notional amounts applied to its Capital One Fannie Mae Facility. As of March 31, 2022 and December 31, 2021, all $50.0 million of the “pay-fixed” swap was allocated to the Capital One Fannie Mae Facility because there were no outstanding borrowings under the Revolving Credit Facility. All other “pay-fixed” swaps were allocated to the Capital One MOB mortgage loan and the Term Loan consistently for both March 31, 2022 and December 31, 2021.
As of March 31, 2022, the carrying value of our real estate investments at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of March 31, 2022 was $103.9 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility. Pursuant to the August

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
10, 2020 amendment to the Credit Facility, any acquired properties must be added to the borrowing base of the Credit Facility, and any net proceeds from the dispositions of any unencumbered properties must be used to repay amounts outstanding under the Revolving Credit Facility.
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
As of March 31, 2022, $150.0 million was outstanding under the Term Loan, and no amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $227.5 million.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Pursuant to the terms of the Company’s amended Credit Facility certain other restrictions and conditions described below will no longer apply starting in a quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and the Covenant Relief Period (as defined below) has terminated (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. The Company satisfied the conditions during the quarter ended March 31, 2022 in order to elect the quarter ending June 30, 2022 as the Commencement Quarter, but chose not to do so.
Until the first day of the Commencement Quarter, the Company must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. The Company may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met at the time of any particular borrowing.
In addition, until the Commencement Quarter, the Company has the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.85% to 2.60%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.60% to 1.35%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of March 31, 2022 the Company had elected to use the LIBOR option for all of its borrowings under the Credit Facility.
Further, until the Commencement Quarter, the Company has the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.80% to 2.55%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.55% to 1.30%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) LIBOR, plus an

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the terms of the Company’s Credit Facility, the “floor” on LIBOR was increased from 0.00% to 0.25%. As of March 31, 2022, the Company had elected to use the LIBOR option for all its borrowings under the Credit Facility.
As of March 31, 2022, the Term Loan had an effective interest rate per annum equal to 3.98%.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and the 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), or any other preferred stock the Company may issue and paying any cash distributions necessary to maintain its status as a REIT. The Company may not pay any cash distributions (including dividends on Series A Preferred Stock or Series B Preferred Stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter, the Company will be able to pay cash distributions to holders of common stock, subject to the restrictions described below. The Company may pay cash distributions beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock or Series B Preferred Stock) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, beginning in the Commencement Quarter, the Company will be permitted to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
The Credit Facility prohibits the Company from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum consolidated tangible net worth. The maximum ratio of consolidated total indebtedness to consolidated total asset value was 67.5% for the period from July 1, 2020 through June 30, 2021 and is 65% thereafter unless and until the Commencement Quarter, following which that ratio will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) was 1.50 to 1.00 for the period from July 1, 2020 through March 31, 2021, 1.55 to 1.00 for the period from April 1, 2021 through June 30, 2021, and 1.60 to 1.00 thereafter, provided that from November 12, 2021 until the earlier of December 31, 2022 and such earlier date as the Company elects to terminate this relief (such period, the “Covenant Relief Period”), the Fixed Charge Coverage Ratio that the Company must satisfy based on the four most recently ended fiscal quarters will be reduced to 1.50 to 1.00 (see below for waiver issued on November 12, 2021). The minimum consolidated tangible net worth is the sum of (i) $1.2 million, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019. As of March 31, 2022, the Company had a minimum consolidated tangible net worth of $1.5 million.
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
As of March 31, 2022, the Company was in compliance with the financial covenants under the Credit Facility. Based upon the Company’s current expectations, the Company believes it will be able to comply with these covenants during the next 12 months.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements. Periodically, the Company renews these interest rate cap agreements upon their expiration. Currently, the Company has nine interest rate cap agreements with an aggregate current effective notional amount of $355.2 million which caps LIBOR at 3.50% with terms through April 2024. The Company does not apply hedge accounting to these agreements and changes in value are reflected in earnings. (See Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company’s derivatives).
The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2022 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable		Credit Facilities	Total
2022 (remainder)	$827		$2,536	$3,363
2023	3,987	(1)	5,769	9,756
2024	1,178		155,769	156,947
2025	1,221		5,769	6,990
2026	391,442		5,289	396,731
Thereafter	190,199		329,523	519,722
Total	$588,854		$504,655	$1,093,509
_____________
(1)Includes the Palm Valley mortgage loan of $2.8 million which was repaid in full subsequent to March 31, 2022 prior to its maturity in June 2023, for additional information see Note 17 — Subsequent Events.
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced its intentions to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company currently expects LIBOR to be available in substantially its current form until at least through June 30, 2023 for the USD LIBOR rates currently relevant to the Company, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. To transition from LIBOR under the Credit Facility, the Company will either utilize the Base Rate (as defined in the Credit Facility), a SOFR-based rate as a benchmark rate as determined by the agent in

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
accordance with the terms of the Credit Facility, or an alternative benchmark otherwise established by the agent in accordance with the terms of the Credit Facility, which will be determined with due consideration to any evolving or then prevailing market practices for determining and implementing a rate of interest for U.S. dollar-denominated syndicated credit facilities. The Company has mortgages, credit facilities and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2022
Derivative assets, at fair value	$—	$13,321	$—	$13,321
Derivative liabilities, at fair value	—	—	—	—
Total	$—	$13,321	$—	$13,321

December 31, 2021
Derivative assets, at fair value	$—	$174	$—	$174
Derivative liabilities, at fair value	—	(13,903)	—	(13,903)
Total	$—	$(13,729)	$—	$(13,729)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.
As of December 31, 2021, the Company owned four held for use properties in Texas for which the Company had reconsidered its expected holding period and which were marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying value of the properties and recorded impairment charges to write these properties down to their estimated fair values during 2021. These properties were sold in the first quarter of 2022. See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of March 31, 2022 and December 31, 2021.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		March 31, 2022		December 31, 2021
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$587,546	$577,120	$590,425	$594,348
Credit Facility	3	$150,000	$148,954	$150,000	$148,817
Fannie Mae Master Credit Facilities	3	$354,655	$351,223	$355,045	$350,710

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

(In thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$12,153	$—
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$—	$13,903
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$1,168	$174
Cash Flow Hedges of Interest Rate Risk
The Company currently has nine interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 31, 2022 and the year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The interest rate “pay-fixed” swaps have base interest rates between 1.39% and 2.32% with expirations varying through December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”) during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.2 million and $0.2 million was recorded as an increase to interest expense for the three months ended March 31, 2022 and 2021, respectively, and approximately $0.2 million remained in AOCI as of March 31, 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2022 through March 31, 2023, the Company estimates that $0.5 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
As of March 31, 2022 and December 31, 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2022		December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps	9	$578,500	9	$578,500
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives	$23,613	$13,163
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$(2,653)	$(2,684)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive gain (loss)	$(11,764)	$(12,322)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and were a gain of $1.0 million for the three months ended March 31, 2022, and a gain of $14,000 for the three months ended March 31, 2021. This includes both the currently effective and future starting derivatives described below.
The Company paid $85,000 to enter into an interest rate cap contract during the three months ended March 31, 2021 with an effective date of April 1, 2021 and notional value of $60.0 million to replace an expiring interest rate cap contract with a similar notional value.
    The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	9	$355,175	9	$355,175
(1)Notional amount excludes three interest rate cap agreements with aggregate notional amounts of $140.8 million which have effective dates which begin in November 2022 and April 2023, upon expiration of similar interest rate caps included above.
(2)These agreements cap LIBOR at 3.50% with terms through April 2024.

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022	$13,321	$—	$—	$13,321	$—	$—	$13,321
March 31, 2022	$—	$—	$—	$—	$—	$—	$—
December 31, 2021	$174	$—	$—	$174	$—	$—	$174
December 31, 2021	$—	$(13,903)	$—	$(13,903)	$—	$—	$(13,903)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $12.5 million. As of March 31, 2022, the Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to redeem its position under the agreements at their aggregate termination value of $12.5 million at March 31, 2022.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had 100,737,224 and 99,281,754 shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases. These include shares issued as Stock Dividends since October 2020. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the increase of 0.10416 shares for every share outstanding due to the Stock Dividends (including the April 2022 Stock Dividend), and are noted as such throughout the accompanying financial statements and notes. See Note 1 — Organization for additional information.
On April 1, 2022, the Company published a new Estimated Per-Share NAV as of December 31, 2021, which was approved by the Board on March 28, 2022. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
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
On August 10, 2020, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 — Credit Facilities, which restricts the Company from repurchasing shares until no earlier than the Commencement Quarter (which has not yet occurred), the Board determined that, effective on August 14, 2020, repurchases under the SRP would be suspended. The Board also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers, cumulatively through March 31, 2022.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2021	4,896,620	$20.60
Three months ended March 31, 2022	—	—
Cumulative repurchases as of March 31, 2022	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). Also, in connection with an underwritten offering in October 2021 (see details below), the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its Series B Preferred Stock.
•The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.
•The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Series A Preferred Stock
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
Series B Preferred Stock
Underwritten Offering — Series B Preferred Stock
On October 6, 2021, the Company completed the initial issuance and sale of 3,200,000 shares of its Series B Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $80.0 million and net proceeds of $77.2 million, after deducting underwriting discounts.
On October 12, 2021 the underwriters in the offering exercised their option to purchase additional shares of Series B Preferred Stock and the Company sold 430,000 shares of Series B Preferred Stock, which generated gross proceeds of $10.8 million and resulted in net proceeds of $10.4 million after deducting underwriting discounts.
Pursuant to the terms of the Credit Facility, all proceeds were used to repay amounts outstanding under the Credit Facility. Subject to the terms and conditions set forth in the Credit Facility, we may then draw on the Credit Facility to borrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met at the time of any particular borrowing.
Distributions and Dividends
Common Stock
On February 20, 2018, the Board authorized the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, which is $0.85 per annum per share of common stock. Also, on August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described above. Under this distribution policy, distributions authorized by the Board on shares of the Company’s common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the estimated per share asset value effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
The Company declared and issued Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock in October 2020 and January 2021 and 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April 2021, July 2021, October 2021 and January 2022. The Company declared and issued Stock Dividends of 0.014167 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April 2022. The Board may further change the Company’s common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2022 and December 31, 2021, the Special Limited Partner owned 9,676 and 9,537 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2022 and December 31, 2021, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Fees Incurred in Connection with the Operations of the Company
The Second Amended and Restated Advisory Agreement by and among the Company, the OP and the Advisor (as amended the “Second A&R Advisory Agreement”) took effect on February 17, 2017 and is automatically renewable for another ten-year term upon each ten-year anniversary unless the Second A&R Advisory Agreement is terminated (i) with notice of an election not to renew at least 365 days prior to the applicable tenth anniversary, (ii) in accordance with a change of control (as defined in the Second A&R Advisory Agreement) or a transition to self-management, (iii) by 67% of the independent directors of the Board for cause, without penalty, with 45 days’ notice or (iv) with 60 days prior written notice by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Second A&R Advisory Agreement or (b) any material breach of the Second A&R Advisory Agreement of any nature whatsoever by the Company.
On July 25, 2019, the Company entered into Amendment No. 1 to the Second A&R Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this footnote under “—Professional Fees and Other Reimbursements.”
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through March 31, 2022.
Asset Management Fees and Variable Management/Incentive Fees
Under the LPA and the advisory agreement that was superseded by the original amended and restated advisory agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as “Class B Units” (“Class B Units”). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “Economic Hurdle”); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the “Performance Condition”).
Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2022, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. Stock Dividends do not cause the OP to issue additional Class B Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment to the then-current advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015.
Effective February 17, 2017, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee is equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. The base management fee is payable to the Advisor or its assignees in cash, Common OP Units or shares, or a combination thereof, the form of payment to be determined at the discretion of the Advisor and the value of any Common OP Unit or share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the three months ended March 31, 2022 or 2021.
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
March 31, 2022
(Unaudited)
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended March 31, 2022 the Company incurred $1.8 million of reimbursement expenses from the Advisor for providing administrative services. During the three months ended March 31, 2021, the Company incurred $2.2 million of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
If the Company sells real estate investments aggregating an amount equal to or more than 25.0% of Real Estate Cost, in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement Amendment), then within 12 months following the disposition(s), the Advisory Agreement Amendment requires the Advisor and the Company to negotiate in good faith to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in Investments, the Advisory Agreement Amendment requires these negotiations within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the Company’s reduced assets.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards are paid over a ten-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.0 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and (ii) a general reduction in final bonuses for remaining personnel due to on-going negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.0 million, which was recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.0 million receivable was required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022. As of March 31, 2022, $0.8 million had been repaid by the Advisor and the remainder was repaid in April 2022.
Reimbursements for the cash portion of 2021 bonuses paid by the Advisor to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2021, and 2022 bonuses continue to be expensed and reimbursed on a monthly basis during 2022 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 bonuses paid by the Advisor to employees of the Advisor or its affiliates in September 2020, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all - cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of fees, expenses and related payables
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (Receivable) as of
	2022	2021
(In thousands)	Incurred	Incurred	March 31, 2022		December 31, 2021
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$7	$—		$23
Ongoing fees and reimbursements:
Asset management fees	5,458	4,997	—		—
Property management and fees (3)	1,026	954	138		24
Professional fees and other reimbursements (1)	2,226	2,601	253		(70)
Professional fees credit due from Advisor	—	—	(172)	(2)	(859)	(2)
Total related party operation fees and reimbursements	$8,710	$8,559	$219		$(882)
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $1.5 million and $1.7 million subject to the Capped Reimbursement for the three months ended March 31, 2022 and 2021, respectively.
(2)Balance includes a receivable of $0.2 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively, from the Advisor related to the overpayment of 2020 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, was required to be repaid to the Company over a pro-rata basis over a six-month period from November 2021 through April 2022.
(3)Inclusive of $0.2 million and $0.3 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three months ended March 31, 2022 or 2021. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2022 or 2021. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
Under the Advisory Agreement Amendment, upon the termination or non-renewal of the agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, including any change of control fee and transition fee (both described below), as well as the then-present fair market value of the Advisor’s interest in the Company. All fees will be due within 30 days after the effective date of the termination of the Advisory Agreement Amendment.
Upon a termination by either party in connection with a change of control (as defined in the Advisory Agreement Amendment), the Company would pay the Advisor a change of control fee equal to the product of four and the “Subject Fees” described below.
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
March 31, 2022
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
The following table reflects the amount of restricted shares outstanding as of March 31, 2022 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2021	159,427	$21.21
Stock dividend	2,327	14.50
Vested	—	—
Unvested, March 31, 2022	161,754	$21.11
As of March 31, 2022, the Company had $2.4 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 2.1 years. Compensation expense related to restricted shares was approximately $0.3 million for the three months ended March 31, 2022, and $0.3 million for the three months ended March 31, 2021.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2022 or 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 12 — Accumulated Other Comprehensive Loss
    The following table illustrates the changes in accumulated other comprehensive loss as of and for the period presented:

(In thousands)	Unrealized Gain(loss) on Designated Derivative
Balance, December 31, 2021	$(14,341)
Other comprehensive gain (loss), before reclassifications	23,613
Amount of gain (loss) reclassified from accumulated other comprehensive gain (loss)	2,653
Balance, March 31, 2022	$11,925
Accumulated other comprehensive (loss) income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income is $0.2 million as of March 31, 2022.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheet is comprised of the following:

	Balance as of
(In thousands)	March 31, 2022	December 31, 2021
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,963	3,758
Total Non-controlling Interests in the Operating Partnership	6,541	6,336
Non-controlling Interests in property owning subsidiaries	373	368
Total Non-controlling interests	$6,914	$6,704
Non-Controlling Interests in the Operating Partnership
For preferred and common shares issued by the Company, the Company typically issues mirror securities with substantially equivalent economic rights between the Company and the Operating Partnership. The securities held by the Company are eliminated in consolidation.
Series A Preferred Units
The Company is the sole general partner and holds substantially all of the Series A Preferred Units.
In September 2021, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 100,000 Series A Preferred Units, with a face value of $25.00 per unit, which were recorded at issuance at a then fair value of $2.6 million, or $25.78 per unit, to the unaffiliated third party.
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2022, Series A Preferred Unit holders were paid $46,000.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of March 31, 2022 and December 31, 2021, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of a MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2021, Common OP Unit non-controlling interest holders were not paid any cash distributions. No cash distributions were paid to non-controlling interest holders during the three months ended March 31, 2022.
Stock Dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of March 31, 2022 would be redeemable for 448,287 shares of common stock, giving effect to adjustments for the impact of the Stock Dividends through April 2022.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	March 31, 2022	March 31, 2022	March 31, 2022	As of December 31, 2021	2022	2021
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$373	2.4%	$12,751	$12,925	—	—
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders (in thousands)	$(26,801)	$(12,230)
Basic and diluted weighted-average shares outstanding (1)	102,000,624	101,930,013
Basic and diluted net loss per share (1)	$(0.26)	$(0.12)
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Unvested restricted shares (1)	164,047	234,640
Common OP Units (2)	448,287	448,287
Class B Units (3)	396,669	396,669
Total weighted average antidilutive common stock equivalents	1,009,003	1,079,596
________
(1) Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 161,754 and 218,290 unvested restricted shares outstanding as of March 31, 2022 and 2021, respectively.
(2) Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 405,998 Common OP Units outstanding as of March 31, 2022 and 2021. The securities held by the Company are eliminated in consolidation.
(3) Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends. There were 359,250 Class B Units outstanding as of March 31, 2022 and 2021. These Class B Units are unvested as of March 31, 2022 and 2021 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
The disclosures below for the three months ended March 31, 2022 and 2021 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. Prior to December 31, 2021, the Company had three reportable segments 1) medical office and outpatient buildings (“Former MOBs”), 2) triple-net lease healthcare properties (“Former NNN”) and 3) SHOPs. Culminating in the year ended December 31, 2021, the Company had completed several strategic property divestitures from the Company’s Former NNN segment and transitioned certain properties previously reported in the Company’s Former NNN segment into the Company’s SHOP segment. The remaining Former NNN properties are similar in nature, cash flows, and risk structure with the Former MOB segment and are managed operationally and reported collectively by the Company’s management. Accordingly, in the fourth quarter of 2021, the Company reevaluated its segments and concluded that it had two reportable segments. The Company combined the properties in its Former NNN segment with the properties in its Former MOB segment for segment reporting. Upon concluding that a change in its reporting segments has occurred, the Company retroactively restated the historical segment reporting presentation for the three years ended December 31, 2021 as presented in its Annual Report on Form 10-K for the year ended December 31, 2021. Below, the Company has restated the prior quarterly period to conform to its current segment reporting structure for comparative purposes. Hereafter, the Company will restate other prior quarterly periods for 2021 when they are subsequently reported in later filings for comparative purposes.
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
March 31, 2022
(Unaudited)
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended March 31,
	2022
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$32,348	$51,302	$83,650
Property operating and maintenance	8,689	44,401	53,090
NOI	$23,659	$6,901	30,560
Impairment charges			(10,644)
Operating fees to related parties			(6,318)
Acquisition and transaction related			(579)
General and administrative			(4,899)
Depreciation and amortization			(20,420)
Interest expense			(11,764)
Interest and other income			12
Loss on sale of real estate investments			(303)
Gain on non-designated derivatives			994
Income tax expense			(39)
Net loss attributable to non-controlling interests			49
Allocation for preferred stock			(3,450)
Net loss attributable to common stockholders			$(26,801)

	Three Months Ended March 31,
	2021
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$30,339	$53,097	$83,436
Property operating and maintenance	8,843	40,512	49,355
NOI	$21,496	$12,585	34,081
Impairment charges			(878)
Operating fees to related parties			(5,883)
Acquisition and transaction related			(132)
General and administrative			(6,052)
Depreciation and amortization			(20,102)
Interest expense			(12,322)
Interest and other income			52
Loss on sale of real estate investments			(172)
Gain on non-designated derivatives			14
Income tax benefit (expense)			(48)
Net income attributable to non-controlling interests			(46)
Allocation for preferred stock			(742)
Net loss attributable to common stockholders			$(12,230)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2022	December 31, 2021
ASSETS
Investments in real estate, net:
Medical office buildings	$1,127,945	$1,149,241
Seniors housing — operating properties	883,166	900,686
Total investments in real estate, net	2,011,111	2,049,927
Cash and cash equivalents	66,424	59,738
Restricted cash	26,423	25,644
Derivative assets, at fair value	13,321	174
Straight-line rent receivable, net	24,252	23,858
Operating lease right-of-use assets	7,889	7,914
Prepaid expenses and other assets	30,492	32,564
Deferred costs, net	14,139	14,581
Total assets	$2,194,051	$2,214,400
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Medical office buildings	$1,188	$492
Seniors housing — operating properties	2,123	3,537
Total capital expenditures	$3,311	$4,029
Note 16 — Commitments and Contingencies
As of March 31, 2022, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 20.6 years to 85.5 years, excluding an adjacent parking lot lease with a term of 2.5 years. The Company did not enter into any additional ground leases during the three months ended March 31, 2022.
As of March 31, 2022, the Company’s balance sheet included ROU assets and liabilities of $7.9 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 34.7 years and a weighted-average discount rate of 7.37% as of March 31, 2022. For the three months ended March 31, 2022, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the current accounting guidance. The Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million for the three months ended March 31, 2021. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company as of March 31, 2022:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2022 (remainder)	$482	$65
2023	645	88
2024	632	90
2025	588	93
2026	599	95
Thereafter	22,560	7,312
Total minimum lease payments	25,506	7,743
Less: amounts representing interest	(17,386)	(2,905)
Total present value of minimum lease payments	$8,120	$4,838
_______
(1) The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of March 31, 2022. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Dividend Declaration
On April 1, 2022, the Company announced the declaration of the Stock Dividend of 0.014167 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The Stock Dividend was issued on April 18, 2022 to holders of record of the Company’s common stock at the close of business on April 11, 2022.
Mortgage Repayment
In April 2022, the Company repaid all amounts outstanding under its Palm Valley mortgage note. The mortgage had a balance of $2.8 million, bore interest at a fixed rate of 4.15% and would have matured in June 2023.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 as well as Part II — Other Information, Item IA — Risk Factors below.
Overview
We are an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. Prior to December 31, 2021, we had three reportable segments 1) Former MOBs, 2) Former NNN and 3) SHOPs. As a result of strategic property divestitures in our Former NNN segment, and transitions of certain properties reported in our Former NNN segment into our SHOP segment, we have combined the properties in our Former NNN segment with the properties in our Former MOB segment to form a single set of MOBs. As a result, effective December 31, 2021 we determined that we have two reportable segments, with activities related to investing in MOBs and SHOPs. Upon concluding that a change in its reporting segments has occurred, the Company retroactively restated the historical segment reporting presentation for the three years ended December 31, 2021 as presented in its Annual Report on Form 10-K for the year ended December 31, 2021. Below, the Company has restated the prior quarterly period to conform to its current segment reporting structure for comparative purposes. Hereafter, the Company will restate other prior quarterly periods for 2021 when they are subsequently reported in later filings for comparative purposes. As of March 31, 2022, we owned 198 properties located in 33 states and comprised of 9.0 million rentable square feet.
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
We operate in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In our MOB operating segment, we own, manage, and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of March 31, 2022, we had four eligible independent contractors operating 50 SHOPs (not including two land parcels). All of our properties across both business segments are located throughout the United States. During the quarter ended March 31, 2022, we terminated one of our independent contractors who managed 20 SHOPs and those management duties were assumed by other existing eligible independent contractors effective March 1, 2022.

Since October 2020, we have declared and paid quarterly dividends solely in shares of our common stock. Stock Dividends paid in January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2021, July 2021, October 2021 and January 2022 were equal to 0.014655 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2022 were equal to 0.014167 shares of common stock on each share of outstanding common stock. Dividends payable entirely in shares of our common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of these stock dividends was an increase of 0.10416 shares, cumulatively, for every one share of common stock. No additional shares, except for the dividends paid in the form of additional shares of common stock, were issued during the quarter ended March 31, 2022. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the stock dividends and are noted as such throughout the accompanying financial statements and footnotes.
On April 1, 2022, we published a new Estimated Per-Share NAV equal to $15.00 as of December 31, 2021. Our previous Estimated Per-Share NAV was equal to $14.50 as of December 31, 2020. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless we list our common stock.
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
As of March 31, 2022, our MOB segment had an occupancy of 91.3% with a weighted-average remaining lease term of 5.0 years, (based on annualized straight-line rent as of March 31, 2022), and our SHOP segment had an occupancy of 75.9% weighted by unit count. Since the second quarter of 2021, we experienced relative stability in occupancy and operating costs in our SHOP portfolio, however, during the first quarter of 2022, we needed to increase our use of temporary contract labor and agencies in response to a shortage of workers, largely due to, among other things, the spread of more transmissible COVID-19 variants such as the Omicron variant, increased inflation raising the cost of labor generally and increased demand for qualified personnel. Doing so increased operating costs in our SHOP segment for the three months ended March 31, 2022 by $2.2 million as compared to the three months ended March 31, 2021. Future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions may cause further adverse impacts on our occupancy and cost levels. Occupancy and operating costs in our MOB segment was relatively stable during these quarters.
The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our Credit Facility, and the amount available for future borrowings thereunder. We would have been in default of a covenant contained in the Credit Facility requiring us to maintain a certain minimum fixed charge coverage ratio for the four fiscal quarter period ended September 30, 2021. We entered into an amendment to our Credit Facility on November 12, 2021, in which the lenders waived any defaults or event of defaults under the covenant requiring us to maintain a fixed charge coverage ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and reduced this covenant to 1.50 to 1.00 until the earlier of December 31, 2022 and the date on which we elect to terminate this relief, among other changes (see Liquidity and Capital Resources section below and see Note 5 — Credit Facilities to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information). There can be no assurance our lenders will consent to any further amendments or waivers that may become necessary to comply with the terms of the Credit Facility.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Rent Collections
We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants and operators since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We have achieved mutually agreeable solutions with our MOB tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments wherein we agreed to defer payment. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have not entered into any rent deferral agreements with any of our tenants since the year ended December 31, 2020, and all amounts previously deferred under prior rent deferral agreements have been collected.
We collected approximately 100% of the original cash rent due for the fourth quarter of 2020 and throughout 2021 and 2022 in our MOB segment. Cash rental payments for our 50 SHOPs are primarily paid by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare, therefore we have not provided the amount of quarterly cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for each quarter of 2021 and the first quarter of 2022.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. No additional rent was deferred during the year ended December 31, 2021 or during the three months ended March 31 2022.
We have also granted rent concessions which serve to reduce revenue in our SHOP segment. We offered $0.1 million and $0.4 million of rent concessions during the three months ended March 31, 2022 and 2021, respectively.
Seniors Housing Properties
In early March 2020, we implemented preventative actions at all our seniors housing properties in our SHOP segment, including restrictions on visitation except in very limited and controlled circumstances, social distancing measures, and the screening of all persons entering these facilities. Some of the additional steps we have taken to address the COVID-19 pandemic include enhanced training for staff members, the implementation of Telehealth to help residents be safe while keeping appointments with important, but non-emergency, health providers, virtual tours for potential new residents, and agreements between some of our facilities and local lab partners to provide testing services.
During the quarter ended March 31, 2022, we experienced a significant increase in labor costs in our SHOP segment, largely due to, among other things, the spread of more transmissible COVID-19 variants such as the Omicron variant, increased inflation raising the cost of labor generally and increased demand for qualified personnel. As a result, we were forced to turn to temporary contract labor and agencies to supply us with the appropriate personnel numbers we need in order to successfully run our SHOPs. At our Same Store SHOPs, we recorded over $2.2 million in temporary contract labor and agency-related costs for the three months ended March 31, 2022 as compared to almost zero temporary contract labor and agency-related costs for the three months ended March 31, 2021. Using temporary contract labor and agencies is more costly to us than our normal staffing procedures, and therefore our cost for labor at our Same Store SHOPs increased $2.0 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Temporary contract labor and agency costs accounted for over 100% of this increase. Because occupancy levels have not yet recovered to their pre-pandemic rates (as noted in the table below), our results of operations in our SHOP segment have been significantly adversely affected by the increase in our labor costs. There is no guarantee our occupancy levels in our SHOP segment will increase and return to their pre-pandemic levels or that we will be able to raise resident fee levels at a rate that is commensurate with these increases in labor costs. Therefore, our results of operations and financial condition in our SHOP segment could continue to be negatively impacted if the national labor shortage continues.
Occupancy in our SHOP portfolio trended lower from 85.1% in December 31, 2019 to a low of 72.0% as of March 31, 2021, and has subsequently begun to recover, reaching 75.9% as of March 31, 2022. The below table presents SHOP occupancy since the onset of our downward occupancy trends, which was exacerbated by the COVID-19 pandemic in March 2020:

As of	Number of Properties(1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
(1) Exclusive of two land parcels.
The declines in revenue we experienced during the quarter ended March 31, 2022 as compared to March 31, 2021, were primarily attributable to our SHOP disposals which reduced the average number of rentable units over the periods, partially offset by an increase in occupancy and rental rate increases on some of the properties effective in January 2022. In addition, starting in mid-March of 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. During the first quarter of 2022, these trends became more prominent as we relied more on the use of contract labor and agencies as noted above. At the SHOP facilities, we generally bear these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. There can be no assurance, however, that future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions will not cause further adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have a material adverse effect on our revenues and income in future quarters. We believe that our vaccination participation achieved in 2021 for both residents and staff populations mitigated certain adverse impacts of COVID-19. Furthermore, as infections decline and more vaccinations and boosters are administered during 2022, our occupancy may further increase as it has begun to do during the first quarter of 2022. However, there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy due to, among other factors, the ongoing vaccine hesitancy and resistance in certain segments of the population and the recent spread of more transmissible COVID-19 variants such as the Delta and Omicron variants.
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
On March 27, 2020, the CARES Act was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the quarter ended March 31, 2021 we received $5.1 million from CARES Act grants. Previously, we received $3.6 million in grants during the year ended December 31, 2020. We have applied for additional funds under the CARES Act, however, there can be no assurance that any funds requested will actually be received. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statement of operations during the years ended December 31, 2021 and 2020. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.

Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2021 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain additional information about the properties we owned as of March 31, 2022:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office and Other Healthcare Related Buildings	146	5,018,036	91.3%		5.0	$1,396,673
Seniors Housing — Operating Properties	50	4,030,413	75.9%	(4)	N/A	1,151,019
Land	2	—	N/A		N/A	3,665
Total Portfolio	198	9,048,449				$2,551,357

_______________
(1)Inclusive of leases signed but not yet commenced as of March 31, 2022.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2022.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of March 31, 2022) net of gross market lease intangible liabilities ($23.5 million total as of March 31, 2022). Impairment charges are already reflected within gross asset value.
(4)Weighted by unit count as of March 31, 2022. As of March 31, 2022, we had 4,378 rentable units in our SHOP segment.
N/A    Not applicable.

Results of Operations
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2022, we owned 198 properties. There were 181 properties owned for the entire year ended December 31, 2021 and the three months ended March 31, 2022 (our “Same Store” properties), including two vacant land parcels. Since January 1, 2021, we acquired 17 properties (our “Acquisitions”) and disposed of 12 properties (our “Dispositions”).
The following table presents a roll-forward of our properties owned from January 1, 2021 to March 31, 2022:

	MOB	SHOP	Total
Number of properties, January 1, 2021	132	61	193
Acquisition activity during the year ended December 31, 2021	17	—	17
Disposition activity during the year ended December 31, 2021	(3)	(5)	(8)
Number of properties, December 31, 2021	146	56	202
Acquisition activity during the three months ended March 31, 2022	—	—	—
Disposition activity during the three months ended March 31, 2022	—	(4)	(4)
Number of properties, March 31, 2022	146	52	198

Number of Same Store Properties	129	52	181

In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses.

Comparison of the Three Months Ended March 31, 2022 and 2021
Net loss attributable to common stockholders was $26.8 million and $12.2 million for the three months ended March 31, 2022 and 2021, respectively. The following table shows our results of operations for the three months ended March 31, 2022 and 2021 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$
Revenue from tenants	$83,650	$83,436	$214

Operating expenses:
Property operating and maintenance	53,090	49,355	3,735
Impairment charges	10,644	878	9,766
Operating fees to related parties	6,318	5,883	435
Acquisition and transaction related	579	132	447
General and administrative	4,899	6,052	(1,153)
Depreciation and amortization	20,420	20,102	318
Total expenses	95,950	82,402	13,548
Operating income (loss) before gain on sale of real estate investments	(12,300)	1,034	(13,334)
Loss on sale of real estate investments	(303)	(172)	(131)
Operating loss (income)	(12,603)	862	(13,465)
Other income (expense):
Interest expense	(11,764)	(12,322)	558
Interest and other income	12	52	(40)
Gain on non-designated derivatives	994	14	980
Total other expenses	(10,758)	(12,256)	1,498
Loss before income taxes	(23,361)	(11,394)	(11,967)
Income tax expense	(39)	(48)	9
Net loss	(23,400)	(11,442)	(11,958)
Net (income) loss attributable to non-controlling interests	49	(46)	95
Allocation for preferred stock	(3,450)	(742)	(2,708)
Net loss attributable to common stockholders	$(26,801)	$(12,230)	$(14,571)
_________
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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended March 31, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$28,291	$28,788	$(497)	$4,048	$206	$3,842	$9	$1,345	$(1,336)	$32,348	$30,339	$2,009
Less: Property operating and maintenance	7,790	7,803	(13)	906	69	837	(7)	971	(978)	8,689	8,843	(154)
NOI	$20,501	$20,985	$(484)	$3,142	$137	$3,005	$16	$374	$(358)	$23,659	$21,496	$2,163
_______________
(1)Our MOB segment included 129 Same Store properties.
(2)Our MOB segment included 17 Acquisition properties.
(3)Our MOB segment included three Disposition properties.
(4)Our MOB segment included 146 properties.
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
Property operating and maintenance expenses relate to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees.
During the three months ended March 31, 2022, the MOB segment contributed a $2.2 million increase in NOI as compared to the three months ended March 31, 2021 primarily as a result of our 17 MOB acquisitions during the period from January 1, 2021 through March 31, 2022, partially offset by a $0.5 million decrease in NOI from our Same Store properties and by a $0.4 million decrease in NOI from our Dispositions.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended March 31, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$50,027	$48,541	$1,486	$—	$—	$—	$1,275	$4,556	$(3,281)	$51,302	$53,097	$(1,795)
Less: Property operating and maintenance	42,639	35,721	6,918	—	—	—	1,762	4,791	(3,029)	44,401	40,512	3,889
NOI	$7,388	$12,820	$(5,432)	$—	$—	$—	$(487)	$(235)	$(252)	$6,901	$12,585	$(5,684)
________
(1)Our SHOP segment included 52 Same Store properties, including two land parcels.
(2)Our SHOP segment included zero Acquisition properties.
(3)Our SHOP segment included nine Disposition properties.
(4)Our SHOP segment included 52 properties, including two land parcels.
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
During the three months ended March 31, 2022, revenues from tenants decreased by $1.8 million in our SHOP segment as compared to the three months ended March 31, 2021 which was primarily driven by a decrease in revenue of $3.3 million due to our Disposition properties, partially offset by an increase in revenue of $1.5 million due to our Same Store properties.

The increase to our Same Store revenue was primarily driven by higher and recovering occupancy in the three months ended March 31, 2022 as compared to lower, declining occupancy in the three months ended March 31, 2021. Our revenues also improved in the three months ended March 31, 2022 from higher leasing rates.
We also generated a portion of our SHOP revenue from skilled nursing facilities (“SNFs”) (which include ancillary revenue from non-residents) at two of our Same Store SHOPs and one of our Disposition SHOPs. This revenue was $1.8 million during the quarter ended March 31, 2021 and was not significant during the quarter ended March 31, 2022 as a result of transitioning our SNF units to other types of units at our Same Store properties, as well as from disposing of our SNF in Wellington, Florida in May 2021. This property’s results are presented in Disposition properties in the table above. As a result of these unit transitions and dispositions, we do not expect ancillary revenue to be a significant source of revenue in future periods.
During the three months ended March 31, 2022, property operating and maintenance expenses increased $3.9 million in our SHOP segment as compared to the quarter ended March 31, 2021, primarily due to an increase of $6.9 million in our Same Store properties, partially offset by a decrease of $3.0 million from our Dispositions.
The total increase in Same Store operating costs mainly related to the non-recurrence in 2022 of funds received through the CARES Act of $5.1 million which offset costs incurred from the ongoing COVID-19 pandemic, which totaled $0.7 million for the quarter ended March 31, 2021. The full amount of the CARES Act funds was recognized as a reduction to our Same Store property operating expenses in the table above for the quarter ended March 31, 2021. There can be no assurance that the program will be extended or any further amounts received. See the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response. Additionally, we were impacted by labor cost increases due to contract labor and agency costs of $2.2 million, as well as by overall inflation on wages and supplies in the three months ended March 31, 2022. For additional information on the risks and uncertainties associated with increases in inflation and labor costs, see Inflation and Part II — Item 1A. Risk Factors sections below.
Other Results of Operations
Impairment Charges
During the three months ended March 31, 2022, we incurred $10.6 million of impairment charges to reduce the carrying value of seven SNF properties located in Illinois in our MOB segment to their estimated fair value as determined by a $50.5 million offer to purchase these properties made by the tenant.
We incurred $0.9 million of impairment charges for the three months ended March 31, 2021 due to an amended purchase and sale agreement (“PSA”) which reduced the sales price of the skilled nursing facility in Wellington, Florida to $30.7 million.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Operating fees to related parties were $6.3 million and $5.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth per month of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.5 million and $5.0 million in the three months ended March 31, 2022 and 2021, respectively. The increase in asset management fees was due to an increase in variable asset management fees from equity offerings in the fourth quarter of 2021 which were incurred in the first quarter of 2022. Variable asset management fees will further increase with additional equity offerings, if any. There were no incentive fees incurred in either of the three months ended March 31, 2022 or 2021.
Property management fees were $1.0 million for the three months ended March 31, 2022 and $1.0 million for the three months ended March 31, 2021. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.6 million for the three months ended March 31, 2022, compared to approximately $0.1 million for the three months ended March 31, 2021. The increase was due to $0.1 million of prepayment penalties on our mortgage repayments, $0.1 million of termination fees paid to former SHOP operators, and $0.3 million of fees due to dead deal costs.
General and Administrative Expenses
General and administrative expenses decreased by $1.2 million to $4.9 million for the three months ended March 31, 2022 compared to $6.1 million for the three months ended March 31, 2021, which includes $2.2 million and $2.6 million (before professional fees described below) for the three months ended March 31, 2022 and March 31, 2021, respectively, incurred in expense reimbursements. The decrease in general and administrative expenses was primarily driven by $0.5 million of decreased audit fees, $0.3 million of decreased legal fees, and $0.4 million of decreased miscellaneous expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.3 million to $20.4 million for the three months ended March 31, 2022 from $20.1 million for the three months ended March 31, 2021. The decrease was primarily due to reduced depreciation and amortization as a result of our dispositions partially offset by additional depreciation from our recent acquisitions.
Losses on Sale of Real Estate Investments
During the third quarter of 2021, we began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. We completed the sale of the LaSalle Properties in the first quarter of 2022 and recorded a loss on sale of $0.3 million. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021.
During the three months ended March 31, 2021, we transferred the remaining four Michigan SHOPs to the buyer at a second closing in the first quarter of 2021 and as a result, we recorded a loss on sale of $0.2 million during the three months ended March 31, 2021.
Interest Expense
Interest expense decreased by $0.6 million to $11.8 million for the three months ended March 31, 2022 from $12.3 million for the three months ended March 31, 2021. The decrease in interest expense resulted from lower average balances of amounts outstanding under our Revolving Credit Facility during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As of March 31, 2022 our outstanding debt obligations were $1.1 billion at a weighted average interest rate of 3.47% per year. As of March 31, 2021, we had total borrowings of $1.2 billion, at a weighted average interest rate of 3.55% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors. Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $12,000 and $52,000 for the three months ended March 31, 2022 and 2021, respectively.
Gains on Non-Designated Derivatives
The gain in the three months ended March 31, 2022 and the three months ended March 31, 2021 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased by our TRS. We recorded an income tax expense of $0.0 million for the three months ended March 31, 2022 and 2021.
Because of our TRS’s recent operating history of losses and the on-going impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets as of March 31, 2022. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).

Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $49,000 for the three months ended March 31, 2022 and net income attributable to non-controlling interests was $46,000 for the three months ended March 31, 2021. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), Common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities was $5.9 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $9.1 million (net loss of $23.4 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), a decrease in prepaid expenses and other assets of $1.0 million and an increase in deferred rent and other liabilities of $1.8 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $2.0 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees and by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.4 million.
During the three months ended March 31, 2021, net cash provided by operating activities was $14.0 million. Cash inflows include non-cash items of $11.5 million (net loss of $11.4 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), a decrease in prepaid expenses and other assets of $2.7 million and an increase in deferred rent and other liabilities of $1.2 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $1.2 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees and a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $8.4 million. The cash used in investing activities included $11.8 million from the sale of the four LaSalle Properties and $3.3 million in capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2021 was $10.9 million. The cash used in investing activities included $6.7 million for the acquisition of one property and $4.0 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $6.9 million during the three months ended March 31, 2022 related to cash outflows of payments of deferred financing costs of $40,000 and dividends paid to preferred stockholders of $1.8 million, payments for derivative instruments of $39,000 and principal payments on mortgages of $3.4 million.
Net cash used in financing activities of $1.3 million during the three months ended March 31, 2021 related to cash outflows of payments of deferred financing costs of $0.0 million and dividends paid to preferred stockholders of $0.7 million, payments for derivative instruments of $0.1 million and principal payments on mortgages of $0.3 million.
Liquidity and Capital Resources
Our principal demands for cash are for acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and holders of our Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as the on-going impact of COVID-19 on our tenants and operators. Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates may adversely impact our results of operations and thus our liquidity. Moreover, these increases in the rate of inflation, the ongoing war in Ukraine and related sanctions, supply chain disruptions and increases in interest rates, may also impact our tenants’ ability to pay rent and hence our results of operations and liquidity. For more information about the risks and uncertainties associated with inflation, the ongoing war in Ukraine and related sanctions, and labor shortages and labor costs, please see the sections Inflation and Part II – Item 1A. Risk Factors below.

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
As of March 31, 2022 and December 31, 2021, we had $66.4 million and $59.7 million of cash and cash equivalents, respectively. Our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of March 31, 2022, $227.5 million was available for future borrowings under our Revolving Credit Facility. Certain other restrictions and conditions described below, including those on paying cash dividends, will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and the Covenant Relief Period has terminated. The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We satisfied the conditions during the quarter ended March 31, 2022 in order to elect the quarter ending June 30, 2022 as the Commencement Quarter, but chose not to do so. There can be no assurance as to if, or when, we will elect to do so, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock and Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
Our Credit Facility also restricts our uses of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in cash rent collected from our tenants and income from our operators that have resulted from the effects of the COVID-19 pandemic and may persist for some time.
Financings
As of March 31, 2022, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 40.3%. Net debt totaled $1.0 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($66.4 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities ($23.1 million). Impairment charges are already reflected within gross asset value.
As of March 31, 2022, we had total gross borrowings of $1.1 billion, at a weighted average interest rate of 3.5%. As of December 31, 2021, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 3.44%. As of March 31, 2022, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of March 31, 2022 was $103.9 million. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from dispositions prior to the Commencement Quarter must be used to prepay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding.
Mortgage Notes Payable
As of March 31, 2022, we had $588.9 million in mortgage notes payable outstanding. In April 2022, we repaid all amounts outstanding under our Palm Valley mortgage note. Future scheduled principal payments on our mortgage notes payable for the remainder of 2022 are $0.8 million.

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
The total commitments under the Credit Facility are $630.0 million including $480.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may, subject to conditions, be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of March 31, 2022, $150.0 million was outstanding under our Term Loan, and no amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Credit Facility was $227.5 million as of March 31, 2022. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the decreases in cash rent collected from our tenants and income from our operators due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
The equity interests and related rights in our wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of March 31, 2022, the Term Loan had an effective interest rate per annum equal to 3.98%. The Credit Facility prohibits us from exceeding a maximum ratio of consolidated total indebtedness to consolidated total asset value, and requires us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) on a quarterly basis and a minimum consolidated tangible net worth. We entered into an amendment to our Credit Facility on November 12, 2021. We would have been in default of the Fixed Charge Coverage Ratio for the four fiscal quarter period ended September 30, 2021. Pursuant to the terms of a third amendment entered into on November 12, 2021 by us, the agent and the requisite lenders under the Credit Facility, the lenders waived any defaults or event of defaults under the covenant requiring us to maintain a Fixed Charge Coverage Ratio of 1.60 to 1.00 for the quarter ended September 30, 2021 and any further defaults or Events of Default (as defined in the Credit Facility) resulting from the breach of the Fixed Charge Coverage Ratio covenant. In addition, as described above, the Fixed Charge Coverage Ratio we are required to maintain was reduced from 1.60 to 1.00 to 1.50 to 1.00 until the earlier of December 31, 2022, and such earlier date as we elect to terminate this relief. There can be no assurance our lenders will consent to any amendments or waivers that may become necessary to comply with the terms of the Credit Facility in the future. As of March 31, 2022, we were in compliance with the financial covenants under the Credit Facility. Based upon our current expectations, we believe we will be able to comply with these covenants during the next 12 months.
Fannie Mae Master Credit Facilities
As of March 31, 2022, $354.7 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for 2022 are $2.5 million.
Capital Expenditures
During the three months ended March 31, 2022, our capital expenditures were $3.3 million, of which $0.5 million related to our MOB segment and $3.5 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2022, however, the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Three Months Ended March 31, 2022
During the three months ended March 31, 2022, we did not acquire any properties.
Acquisitions — Subsequent to March 31, 2022
We have not acquired any properties subsequent to March 31, 2022.

Dispositions — Three Months Ended March 31, 2022
During the three months ended March 31, 2022, we completed the sale of the LaSalle Properties for a contract sales price of $12.4 million. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021.
Dispositions — Subsequent to March 31, 2022
Subsequent to March 31, 2022 we did not dispose of any properties.
Share Repurchase Program
Under the Credit Facility, we are restricted from repurchasing shares until the Commencement Quarter. Thus, the Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. There can be no assurance, however, as to whether our SRP will be reactivated or on what terms. Beginning in the Commencement Quarter, we will be permitted to repurchase up to $50.0 million of shares of our common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, we maintain cash and cash equivalents of at least $30.0 million and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
No assurances can be made as to when or if our SRP will be reactivated.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and NOI. While NOI is a property-level measure, MFFO is based on our total performance as a company and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined herein, includes straight-line rent which is excluded from MFFO. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010, except that we adjust for deferred tax asset allowances based on management’s determination. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline (with the added adjustment for deferred tax asset allowances based on management’s determination as noted above) and exclude acquisition fees and expenses, amortization of above and below market and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses and capitalized interest. In addition, because we currently believe that concessions granted to our tenants as a result of the COVID-19 pandemic are collectable (see Accounting Treatment of Rent Deferrals below), we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these deferrals, which is not considered by the Practice Guideline.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. As of March 31, 2022, all deferred amounts have been collected and we have not deferred any additional amounts since the year ended December 31, 2020. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(26,801)	$(12,230)
Depreciation and amortization (1)	20,051	19,688
Impairment charges	10,644	878
Gain on sale of real estate investment	303	172
Adjustments for non-controlling interests (3)	(145)	(96)
FFO (as defined by NAREIT) attributable to stockholders	4,052	8,412
Acquisition and transaction related	579	132
(Accretion) amortization of market lease and other intangibles, net	(122)	(34)
Straight-line rent adjustments	(389)	(224)
Straight-line rent (rent deferral agreements) (2)	—	(234)
Amortization of mortgage premiums and discounts, net	107	14
(Gain) loss on non-designated derivatives	(994)	(14)
Deferred tax asset allowance (3)	555	(340)
Adjustments for non-controlling interests (4)	4	4
MFFO attributable to stockholders	$3,792	$7,716
_______
(1)    Net of non-real estate depreciation and amortization.
(2)    Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period for rent that was deferred, for purposes of MFFO, as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce MFFO. As of March 31, 2022, all deferred amounts have been collected and we have not deferred any additional amounts since the year ended December 31, 2020.
(3)    This is a non-cash item and is added back as it is not considered a part of operating performance.
(4) Represents the portion of the adjustments allocable to non-controlling interest.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended March 31, 2022:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(884)	$(819)	$1,318	$—	$25	$(1,132)	$(25,309)	$(26,801)
Impairment charges	10,644	—	—	—	—	—	—	10,644
Operating fees to related parties	—	—	—	—	—	—	6,318	6,318
Acquisition and transaction related	135	—	—	—	—	—	444	579
General and administrative	20	—	—	—	—	—	4,879	4,899
Depreciation and amortization	10,522	7,732	1,824	—	—	342	—	20,420
Interest expense	66	475	—	—	—	—	11,223	11,764
Interest and other income	(2)	—	—	—	(9)	—	(1)	(12)
Losses on sale of real estate investments	—	—	—	—	—	303	—	303
Gain on non-designated derivative instruments	—	—	—	—	—	—	(994)	(994)
Income tax (benefit) expense	—	—	—	—	—	—	39	39
Allocation for preferred stock	—	—	—	—	—	—	3,450	3,450
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(49)	(49)
NOI	$20,501	$7,388	$3,142	$—	$16	$(487)	$—	$30,560
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended March 31, 2021:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$9,945	$4,909	$13	$—	$(589)	$(1,822)	$(24,686)	$(12,230)
Impairment charges	—	—	—	—	—	878	—	878
Operating fees to related parties	—	—	—	—	—	—	5,883	5,883
Acquisition and transaction related	—	3	—	—	—	—	129	132
General and administrative	22	10	—	—	—	—	6,020	6,052
Depreciation and amortization	10,950	7,528	124	—	963	537	—	20,102
Interest expense	82	370	—	—	—	—	11,870	12,322
Interest and other income	(14)	—	—	—	—	—	(38)	(52)
Losses on sale of real estate investments	—	—	—	—	—	172	—	172
Gain on non-designated derivative instruments	—	—	—	—	—	—	(14)	(14)
Income tax (benefit) expense	—	—	—	—	—	—	48	48
Allocation for preferred stock	—	—	—	—	—	—	742	742
Net income attributable to non-controlling interests	—	—	—	—	—	—	46	46
NOI	$20,985	$12,820	$137	$—	$374	$(235)	$—	$34,081
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
On February 20, 2018, the Board authorized the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, which is $0.85 per annum per share of common stock. Also, on August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility described above. Under this distribution policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the estimated per share asset value effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
We declared and issued Stock Dividends of 0.01349 shares of our common stock on each share of our outstanding common stock in October 2020 and January 2021 and 0.014655 shares of our common stock on each share of our outstanding common stock in April 2021, July 2021, October 2021 and January 2022. We declared and issued Stock Dividends of 0.014167 shares of our common stock on each share of our outstanding common stock in April 2022. The Board may further change our common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Under our Credit Facility we may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying cash dividends on the Series A Preferred Stock and the Series B Preferred Stock or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. We may not pay any cash distributions (including dividends on Series A Preferred Stock and Series B Preferred Stock) if a default or event of default exists or would result therefrom. The restrictions on paying cash distributions will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and the Covenant Relief Period has ended. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We may only pay cash distributions on our common stock beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock and Series B Preferred Stock) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, our ability to pay cash distributions may be limited by financial covenants in the Credit Facility, including our requirement to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges. Until four full fiscal quarters have elapsed after the commencement of the Commencement Quarter, the aggregate amount of permitted distributions and Modified FFO will be determined by using only the fiscal quarters that have elapsed from and after the Commencement Quarter and annualizing those amounts.
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated:

	Year-To-Date
	March 31, 2022
(In thousands)		Percentage of Distributions
Distributions:
Dividends to holders of Series A Preferred Stock	1,833
Dividends to holders of Series B Preferred Stock	1,527
Distributions paid to holders of Series A OP Units	46
Total distributions	$3,406

Source of distribution coverage:
Cash flows provided by operations (1)	$3,406	100.0%
Total source of distribution coverage	$3,406	100.0%

Cash flows provided by operations (in accordance with GAAP)	$5,882
Net loss (in accordance with GAAP)	$(23,400)
______
(1) Assumes the use of available cash flow from operations before any other sources.
For the three months ended March 31, 2022, cash flows provided by operations were $5.9 million. We had not historically generated sufficient cash flow from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock and Series B Preferred Stock with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities required interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific financial and reporting covenants. As of March 31, 2022, we were in compliance with the financial and reporting covenants under our loan agreements.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the year ended March 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.5%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants in our MOB segment contain rent escalation provisions which average 1.8% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 84% are fixed-rate, 3% are based on the Consumer Price Index and 13% do not contain any escalation provisions.
In addition to base rent, depending on the specific lease, MOB tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Property operating and maintenance expenses include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
    There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the below risk factors, and we direct your attention to those risk factors.
Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may adversely impact the U.S. and global economies.
On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which is highly unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, this war has exacerbated, and may continue to exacerbate, inflation and significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricting imports of Russian oil, liquefied natural gas and coal. These sanctions have caused supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S., among other areas. These factors may result in the weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants, which would adversely impact their ability to pay rents as they come due. As a result, our financial condition and results of operations may be negatively affected since our revenue is largely dependent on the success and economic viability of our tenants.
These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability, negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity financing on attractive terms in the future.
In addition, the U.S. government has warned of the potential for Russian cyberattacks. The risk of Russian cyberattacks may also create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.4 (4)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.5 (5)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.6 (6)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020.
3.7 (7)	Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021.
4.1 (7)	Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
______
*    Filed herewith.
(1)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, and incorporated by reference herein.
(2)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018, and incorporated by reference herein.
(3)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020, and incorporated by reference herein.
(4)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 14, 2017, and incorporated by reference herein.
(5)Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019, and incorporated by reference herein.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020, and incorporated by reference herein.
(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021, and incorporated by reference herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRUST, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Scott M. Lappetito
Scott M. Lappetito
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2022