Form 10-Q
period 2022-09-30
Healthcare Trust, Inc.
filed 2022-11-10
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2022, the registrant had 105,077,998 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Unaudited)
Real estate investments, at cost:
Land	$206,155	$206,392
Buildings, fixtures and improvements	2,080,928	2,117,896
Acquired intangible assets	290,754	288,372
Total real estate investments, at cost	2,577,837	2,612,660
Less: accumulated depreciation and amortization	(591,289)	(562,733)
Total real estate investments, net	1,986,548	2,049,927
Cash and cash equivalents	40,120	59,738
Restricted cash	23,858	25,644
Derivative assets, at fair value	42,445	174
Straight-line rent receivable, net	24,990	23,858
Operating lease right-of-use assets	7,840	7,914
Prepaid expenses and other assets (including $126 and $929 due from related parties as of September 30, 2022 and December 31, 2021, respectively)	30,823	32,564
Deferred costs, net	17,138	14,581
Total assets	$2,173,762	$2,214,400

LIABILITIES AND EQUITY
Mortgage notes payable, net	$578,670	$584,239
Credit facilities, net	500,989	502,051
Market lease intangible liabilities, net	9,766	10,943
Derivative liabilities, at fair value	—	13,903
Accounts payable and accrued expenses (including $333 and $47 due to related parties as of September 30, 2022 and December 31, 2021)	43,034	42,709
Operating lease liabilities	8,098	8,130
Deferred rent	6,407	8,619
Distributions payable	3,496	3,406
Total liabilities	1,150,460	1,174,000
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of September 30, 2022 and December 31, 2021	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of September 30, 2022 and December 31, 2021	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 103,612,344 shares and 99,281,754 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,036	993
Additional paid-in capital	2,394,790	2,329,839
Accumulated other comprehensive income (loss)	39,043	(14,341)
Distributions in excess of accumulated earnings	(1,418,311)	(1,282,871)
Total stockholders’ equity	1,016,634	1,033,696
Non-controlling interests	6,668	6,704
Total equity	1,023,302	1,040,400
Total liabilities and equity	$2,173,762	$2,214,400
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from tenants	$83,460	$82,006	$250,936	$246,602

Operating expenses:
Property operating and maintenance	51,198	51,218	156,880	152,133
Impairment charges	8,949	26,642	25,786	33,601
Operating fees to related parties	6,333	6,045	19,003	17,851
Acquisition and transaction related	199	2,198	1,153	2,453
General and administrative	4,471	4,723	13,369	13,318
Depreciation and amortization	20,854	19,786	61,525	59,390
Total expenses	92,004	110,612	277,716	278,746
Operating loss before gain on sale of real estate investments	(8,544)	(28,606)	(26,780)	(32,144)
Gain/(loss) on sale of real estate investments	194	—	(109)	2,284
Operating loss	(8,350)	(28,606)	(26,889)	(29,860)
Other income (expense):
Interest expense	(13,284)	(11,775)	(37,098)	(36,016)
Interest and other income	10	4	24	60
Gains (losses) on non-designated derivatives	1,826	(33)	3,212	(32)
Total other expenses	(11,448)	(11,804)	(33,862)	(35,988)
Loss before income taxes	(19,798)	(40,410)	(60,751)	(65,848)
Income tax expense	(77)	(55)	(159)	(162)
Net loss	(19,875)	(40,465)	(60,910)	(66,010)
Net loss attributable to non-controlling interests	22	331	100	229
Allocation for preferred stock	(3,450)	(1,834)	(10,349)	(4,402)
Net loss attributable to common stockholders	(23,303)	(41,968)	(71,159)	(70,183)
Other comprehensive loss:
Unrealized gain on designated derivatives	16,948	3,139	53,384	17,190
Comprehensive loss attributable to common stockholders	$(6,355)	$(38,829)	$(17,775)	$(52,993)

Weighted-average shares outstanding — Basic and Diluted (1)	104,956,806	104,885,114	104,926,968	104,854,669
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.22)	$(0.40)	$(0.68)	$(0.67)
_____
(1) Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	3,977,144	40	3,630,000	$36	99,281,754	$993	$2,329,839	$(14,341)	$(1,282,871)	$1,033,696	$6,704	$1,040,400
Issuance of Preferred Stock, net	—	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation, net	—	—	—	—	—	—	955	—	—	955	—	955
Distributions declared in common stock, $0.63 per share	—	—	—	—	4,330,590	43	64,237	—	(64,280)	—	—	—
Distributions declared on Series A Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	(5,500)	(5,500)	—	(5,500)
Distributions declared on Series B Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	(4,850)	(4,850)	—	(4,850)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(138)	(138)
Net loss	—	—	—	—	—	—	—	—	(60,810)	(60,810)	(100)	(60,910)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	53,384	—	53,384	—	53,384
Rebalancing of ownership percentage	—	—	—	—	—	—	(202)	—	—	(202)	202	—
Balance, September 30, 2022	3,977,144	$40	3,630,000	$36	103,612,344	$1,036	$2,394,790	$39,043	$(1,418,311)	$1,016,634	$6,668	$1,023,302

	Three Months Ended September 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2022	3,977,144	40	3,630,000	$36	102,164,671	$1,022	$2,372,889	$22,095	$(1,373,296)	$1,022,786	$6,677	$1,029,463
Issuance of Preferred Stock, net	—	—	—	—	—	—	(28)	—	—	(28)	—	(28)
Share-based compensation, net	—	—	—	—	—	—	291	—	—	291	—	291
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,447,673	14	21,697	—	(21,711)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,617)	(1,617)	—	(1,617)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(19,853)	(19,853)	(22)	(19,875)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	16,948	—	16,948	—	16,948
Rebalancing of ownership percentage	—	—	—	—	—	—	(59)	—	—	(59)	59	—
Balance, September 30, 2022	3,977,144	$40	3,630,000	$36	103,612,344	$1,036	$2,394,790	$39,043	$(1,418,311)	$1,016,634	$6,668	$1,023,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Series A Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,610,000	$16	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
Issuance of Preferred Stock, net	2,367,144	24	—	—	56,265	—	—	56,289	—	56,289
Share-based compensation, net	—	—	—	—	996	—	—	996	—	996
Distributions declared in common stock, $0.63 per share	—	—	4,071,567	40	60,581	—	(60,621)	—	—	—
Distributions declared on preferred stock, $1.38 per share	—	—	—	—	—	—	(4,402)	(4,402)	—	(4,402)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(46)	(46)
Issuance of Preferred OP Units	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	(65,781)	(65,781)	(229)	(66,010)
Unrealized gain on designated derivatives	—	—	—	—	—	17,190	—	17,190	—	17,190
Rebalancing of ownership percentage	—	—	—	—	(80)	5	—	(75)	75	—
Balance, September 30, 2021	3,977,144	$40	97,847,313	$978	$2,222,023	$(22,478)	$(1,239,361)	$961,202	$6,765	$967,967

	Three Months Ended September 30, 2021
	Series A Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2021	3,962,144	$40	96,434,080	$964	$2,201,383	$(25,621)	$(1,176,900)	$999,866	$4,351	$1,004,217
Issuance of Preferred Stock, net	15,000	—	—	—	45	—	—	45	—	45
Share-based compensation, net	—	—	—	—	334	—	—	334	—	334
Distributions declared in common stock, $0.21 per share	—	—	1,413,233	14	20,479	—	(20,493)	—	—	—
Distributions declared on preferred stock, $0.46 per share	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(46)	(46)
Issuance of Preferred OP Units	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	(40,134)	(40,134)	(331)	(40,465)
Unrealized loss on designated derivatives	—	—	—	—	—	3,138	—	3,138	—	3,138
Rebalancing of ownership percentage	—	—	—	—	(218)	5	—	(213)	213	—
Balance, September 30, 2021	3,977,144	$40	97,847,313	$978	$2,222,023	$(22,478)	$(1,239,361)	$961,202	$6,765	$967,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(60,910)	$(66,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,525	59,390
Amortization of deferred financing costs	3,542	3,221
Amortization of terminated swap	423	634
Amortization of mortgage premiums and discounts, net	28	42
Accretion of market lease and other intangibles, net	(421)	(100)
Bad debt expense	2,559	655
Equity-based compensation	955	996
Losses (gains) on sale of real estate investments, net	109	(2,284)
Gains on non-designated derivative instruments	(3,212)	32
Impairment charges	25,786	33,601
Changes in assets and liabilities:
Straight-line rent receivable	(1,236)	(669)
Prepaid expenses and other assets	(986)	(165)
Accounts payable, accrued expenses and other liabilities	(4,855)	(2,840)
Deferred rent	(2,212)	(499)
Net cash provided by operating activities	21,095	26,004
Cash flows from investing activities:
Property acquisitions and development costs	(17,799)	(146,146)
Capital expenditures and other assets acquired	(16,707)	(11,501)
Proceeds from sales of real estate investments	11,759	94,461
Net cash used in investing activities	(22,747)	(63,186)
Cash flows from financing activities:
Payments on credit facilities	—	(174,074)
Proceeds from credit facilities	—	125,000
Payments on mortgage notes payable	(8,329)	(942)
Payments for derivative instruments	(39)	(85)
Payments of deferred financing costs	(858)	(173)
Proceeds from sale of preferred stock, net	—	56,901
Preferred stock issuance costs	(39)	(615)
Dividends paid on Series A Preferred stock	(5,500)	(3,311)
Dividends paid on Series B Preferred stock	(4,849)	—
Distributions to non-controlling interest holders	(138)	—
Net cash (used in) provided by financing activities	(19,752)	2,701
Net change in cash, cash equivalents and restricted cash	(21,404)	(34,481)
Cash, cash equivalents and restricted cash, beginning of period	85,382	90,346
Cash, cash equivalents and restricted cash, end of period	$63,978	$55,865

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents, end of period	$40,120	$29,784
Restricted cash, end of period	23,858	26,081
Cash, cash equivalents and restricted cash, end of period	$63,978	$55,865

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,448	$32,490
Cash paid for income taxes	566	311

Non-cash investing and financing activities:
Common stock issued through stock dividends	$64,280	$60,621
Preferred Series A Unit issuance in connection with a property acquisition (See Note 3)	$—	$2,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company owned 201 properties located in 33 states and comprised of 9.1 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of September 30, 2022, the Company owned 50 seniors housing properties using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of September 30, 2022, the Company had four eligible independent contractors operating 50 SHOPs (not including two land parcels). All of the Company’s properties across both business segments are located throughout the United States.
Since October 2020, the Company has declared and paid quarterly dividends solely in shares of its common stock during the periods described in more detail below (the “Stock Dividends”). Stock Dividends paid in January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2021, July 2021, October 2021 and January 2022 were equal to 0.014655 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2022, July 2022 and October 2022 were equal to 0.014167 shares of common stock on each share of outstanding common stock.
Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The Company has issued an aggregate of 11,084,793 shares as Stock Dividends. No other additional shares of common stock were issued during the nine months ended September 30, 2022. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the aggregate increase of 0.13567 shares for every share outstanding resulting from the Stock Dividends since October 2020, and are noted as such throughout the accompanying financial statements and notes.
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
September 30, 2022
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic had, and could continue to have, an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The COVID-19 pandemic had, and another pandemic in the future could have, impacts across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The Company’s tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents, and concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to, among other things, live in or use facilities at the Company’s properties, and impact the revenues generated by the Company’s tenants which may further impact the ability of the Company’s tenants to pay their rent obligations to the Company when due. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
September 30, 2022
(Unaudited)
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
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways that vary by operating segment:
COVID-19 Impact — MOB Segment
The financial stability and overall health of the Company’s tenants is critical to its business. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent. Since the year ended December 31, 2020, the Company has not entered into any rent deferral agreements with any of its tenants in this segment, and all amounts previously deferred under prior rent deferral agreements have been collected.
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
COVID-19 Impact — SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until June 2021 and has since stabilized and begun to recover. However, the Company has experienced lower inquiry volumes and reduced in-person tours since the onset of the COVID-19 pandemic. In addition, starting in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. These trends became more prominent in the first quarter of 2022, and continued into the second and third quarters of 2022, as inflation increased and the Company relied more on the use of temporary contract labor and agencies and, to a lesser extent, the amount it pays for overtime wages and bonuses increased, in response to a shortage of workers largely due to, among other things, the spread of more transmissible COVID-19 variants, increased inflation raising the cost of labor generally and a lack of qualified personnel that the Company is able to employ on a permanent basis. Future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions may cause further adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its revenues and income in future quarters. While the development of COVID-19 vaccines may limit that effect, the effectiveness of vaccines and the willingness to receive vaccines are highly uncertain and cannot be predicted with confidence.
The financial impact of the COVID-19 pandemic on the Company has been partially offset by funds received by the Company under the CARES Act. The Company received $4.3 million and $4.5 million under the CARES Act during the three

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
and nine months ended September 30, 2022, respectively. The Company did not receive any such funds during the three months ended September 30, 2021 and received $5.1 million during the nine months ended September 30, 2021. For accounting purposes, the Company treats these funds as a grant contribution from the government. The full amounts received were recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, to partially offset the incurred COVID-19 expenses. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of September 30, 2022, these leases had a weighted average remaining lease term of 5.0 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOP segment, held using a structure permitted under RIDEA, and to a lesser extent, fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month. The Company recorded ancillary revenue from non-residents of $3.4 million for the nine months ended September 30, 2021. The Company did not record material amounts of ancillary revenue from non-residents during the three months ended September 30, 2021, nor did the Company record material amounts of ancillary revenue from non-residents during the three and nine months ended September 30, 2022. Fees for ancillary services are recorded in the period in which the services are performed.
The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating and maintenance expenses related to non-SHOP assets (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating and maintenance costs of the respective properties.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
As of September 30, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$26,772
2023	103,816
2024	96,577
2025	85,553
2026	77,769
Thereafter	267,606
Total	$658,093
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
The Company recorded a reduction of revenue of $1.7 million and $2.6 million for uncollectable amounts during the three and nine months ended September 30, 2022, respectively, of which $1.3 million in the three and nine months ended September 30, 2022 related to previously disposed properties. During the three and nine months ended September 30, 2021, the Company recorded a reduction of revenue of $0.4 million and $0.7 million for uncollectable amounts, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended September 30, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of September 30, 2022 or December 31, 2021.

The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine months ended September 30, 2022 and 2021 were asset acquisitions. The Company acquired three properties during the nine months ended September 30, 2022.
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three and nine months ended September 30, 2022 or 2021.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of September 30, 2022 and December 31, 2021, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating and maintenance expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheets as of September 30, 2022 and December 31, 2021, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statements of operations and comprehensive income to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Reportable Segments
As of September 30, 2022 and December 31, 2021, the Company has determined that it has two reportable segments, with activities related to investing in MOBs and SHOPs. Management evaluates the operating performance of the Company’s investments in real estate and seniors housing properties on an individual property level. For additional information see Note 15 — Segment Reporting.
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
September 30, 2022
(Unaudited)
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
As of September 30, 2022, the Company owned 50 seniors housing properties which are leased and operated through its TRS. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards.
Because of the TRS's recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has taken a 100% valuation allowance of $5.5 million as of September 30, 2022. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2021, the Company had a deferred tax asset of $4.2 million with a full valuation allowance.
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designed to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company received $4.3 million and $4.5 million in funding from the CARES Act during the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2021, the Company did not receive funding and during the nine months ended September 30, 2021, the Company received $5.1 million in funding from CARES Act grants. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. The funding the Company received was recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations to offset the negative impacts of COVID-19.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Not yet Fully Adopted as of September 30, 2022:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with the Company’s past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 201 properties as of September 30, 2022. During the nine months ended September 30, 2022, the Company acquired three properties. All acquisitions in the nine months ended September 30, 2022 and 2021 were considered asset acquisitions for accounting purposes.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Real estate investments, at cost:
Land	$4,199	$9,131
Buildings, fixtures and improvements	10,662	113,244
Total tangible assets	14,861	122,375
Acquired intangibles:
In-place leases and other intangible assets	2,670	26,811
Market lease and other intangible assets	268	554
Market lease liabilities	—	(1,016)
Total intangible assets and liabilities	2,938	26,349
Issuance of Preferred OP Units (1)	—	(2,578)
Cash paid for real estate investments, including acquisitions	$17,799	$146,146
Number of properties purchased	3	14
(1)See Note 8 — Stockholders’ Equity for additional information.

Significant Tenants
As of September 30, 2022 and 2021, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2022 and 2021:

	September 30,
State	2022	2021
Florida	19.0%	12.0%
Iowa	*	10.2%
Pennsylvania	*	11.8%
_________
* State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Amortization of in-place leases and other intangible assets (1)	$3,815	$3,804	$11,502	$11,114
Accretion of above -and below-market leases, net (2)	$(219)	$(117)	$(549)	$(269)
Amortization of above -and below-market ground leases, net (3)	$40	$53	$120	$161
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental income.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place lease assets	$3,562	$13,126	$11,206	$9,618	$8,373
Other intangible assets	3	10	10	10	10
Total to be added to amortization expense	$3,565	$13,136	$11,216	$9,628	$8,383

Above-market lease assets	$(162)	$(495)	$(416)	$(363)	$(329)
Below-market lease liabilities	404	1,512	1,294	1,103	941
Total to be added to revenue from tenants	$242	$1,017	$878	$740	$612
Dispositions
2022
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the former triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties were leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. During the third quarter of 2021, the Company began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. The Company had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021. The Company completed the sale of the LaSalle Properties in the first quarter of 2022 and recorded a loss on sale of $0.3 million in the first quarter of 2022, which is presented in the Company’s consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022. The Company recorded a gain on sale of $0.2 million in the three months ended September 30, 2022 related to the settlement of a lien on formerly disposed properties.
2021
During the second quarter of 2021, the Company sold its skilled nursing facility in Wellington, Florida and its development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. These gains are included in the Company’s consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021. The Company had previously recorded $13.1 million and $34.4 million of impairment charges on the Wellington and Jupiter properties, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
There were no assets held for sale as of September 30, 2022 and December 31, 2021.
Assets Held for Use
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Impairment Charges
The following table presents impairment charges by segment recorded during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
MOB Segment:
Illinois skilled nursing facilities (1) (6)	$—	$—	$10,644	$—
Sun City MOB (2) (6)	—	—	—	6,082
Total MOB impairment charges	—	—	10,644	6,082

SHOP Segment:
Various held for use SHOPs (3) (6)	8,949	—	15,142	—
LaSalle Properties (4) (6)	—	26,642	—	26,642
Wellington, Florida skilled nursing facility (5)	—	—	—	877
Total SHOP impairment charges	8,949	26,642	15,142	27,519

Total impairment charges	$8,949	$26,642	$25,786	$33,601
(1)These seven properties were impaired after the Company received an offer by the tenant to purchase all seven properties, which caused the Company to reassess its expected holding period for these properties.
(2)This property has been actively marketed for sale since the nine months ended September 30, 2021.
(3)Consists of eight properties actively marketed for sale. Of the eight properties, six properties were impaired in the three and nine months ended September 30, 2022. The incremental impairment charges recorded in the three months ended September 30, 2022 resulted from a deterioration of market conditions and rising interest rates.
(4)These four properties were disposed in the nine months ended September 30, 2022.
(5)This property was disposed in the nine months ended September 30, 2021. The Company recorded this impairment charge in the nine months ended September 30, 2021 to reduce the carrying value of the property to its estimated fair value as determined by an amendment to its purchase and sale agreement. The Company had previously recorded $2.3 million of impairment charges on this property in the year ended December 31, 2020.
(6)These properties were impaired to reduce their carrying values to their estimated fair values, respectively, as determined by the Assets Held for Use approach described above.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of September 30, 2022 and December 31, 2021:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties (1)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	Interest Rate		Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	—	$—	$2,879	—%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	—	—	2,684	—%	4.75%	Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	6,856	6,977	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,737	16,024	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,764	9,943	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	13,151	13,384	4.34%	4.34%	Fixed		March 2026
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Gross mortgage notes payable	75	585,458	591,841	3.82%	3.82%
Deferred financing costs, net of accumulated amortization (3)		(5,402)	(6,186)
Mortgage premiums and discounts, net		(1,386)	(1,416)
Mortgage notes payable, net		$578,670	$584,239
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2022 and December 31, 2021. For the LIBOR based loans, LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2)Variable rate loan, based on 30-day LIBOR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of September 30, 2022 and December 31, 2021.
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

As of September 30, 2022, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of September 30, 2022, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for a schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of September 30, 2022 and December 31, 2021:

			Outstanding Facility Amount as of		Effective Interest Rate (9)(10)
Credit Facility	Encumbered Properties (1)		September 30, 2022	December 31, 2021	September 30, 2022		December 31, 2021		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$—	$—	—%		—%		Variable		Mar. 2023	(8)

Term Loan			150,000	150,000	5.12%		4.11%		Fixed	(6)	Mar. 2024
Deferred financing costs			(2,110)	(2,994)
Term Loan, net			147,890	147,006
Total Credit Facility	96	(2)	$147,890	$147,006

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$211,189	$212,417	4.50%		2.51%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	141,910	142,628	5.01%		2.56%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$353,099	$355,045

Total Credit Facilities	117		$500,989	$502,051	4.83%	(5)	3.00%	(5)
________
(1)Encumbered properties are as of September 30, 2022.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of September 30, 2022 with a carrying value of $347.9 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in Michigan, Missouri, Kansas, California, Florida, Georgia and Iowa as of September 30, 2022 with a carrying value of $259.1 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2022 and December 31, 2021.
(6)Variable rate loan, based on SOFR, all of which was economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its “pay-fixed” interest rate swaps against all 30-day SOFR debt, see Note 7 — Derivatives and Hedging Activities for additional details).
(7)Variable rate loan which is capped as a result of entering into interest rate cap agreements (see Note 7 — Derivatives and Hedging Activities for additional details).
(8)The Company has the option to extend maturity one year to March 2024 subject to certain conditions.
(9)Effective interest rate below for variable rate debt gives effect to any “pay-fixed” swap entered into by the Company allocated to the loan for presentation purposes. If no “pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of September 30, 2022 and December 31, 2021. Interest rate caps are not considered unless the caps, if any, are currently in effect.
(10)The Company has interest “pay-fixed” swaps which are designated as cash flow hedges on LIBOR- or SOFR-based outstanding combined borrowings. Prior to the Fourth Amendment (as defined below) which, among other things, changed the reference rate on the Credit Facility from LIBOR to SOFR, to present average rates in the table above, the Company historically allocated the notional amount of a “pay-fixed” swap to the outstanding amounts of its Credit Facility (both the Revolving Credit Facility and the Term Loan) with any remaining notional amounts applied to its Capital One Fannie Mae Facility. During the three months ended September 30, 2022, the Company converted $150.0 million of its “pay-fixed” swaps from LIBOR to SOFR. As of September 30, 2022, the Company allocated the $150.0 million SOFR-based “pay-fixed” swaps to the Term Loan, which were also allocated to the Term Loan as of December 31, 2021 when the Term Loan and swaps were LIBOR-based. As of September 30, 2022 and December 31, 2021, $50.0 million of LIBOR-based “pay-fixed” swaps to the Capital One Fannie Mae Facility because there were no amounts outstanding under the Revolving Credit Facility.
As of September 30, 2022, the carrying value of the Company’s real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. All of the real estate assets pledged to secure debt or comprising the borrowing base are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of September 30, 2022 were $0.1 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility. Currently, any properties that the Company acquires must be added to the borrowing base of the Credit Facility, and any net proceeds from the dispositions of any unencumbered properties must be used to repay amounts outstanding under the Revolving Credit Facility (as defined below).
The Credit Facility
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
The amount available for future borrowings under the Revolving Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or satisfying a minimum debt service coverage ratio with respect to the borrowing base. The equity interests and related rights in the Company’s wholly-owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility have been pledged for the benefit of the lenders thereunder.
As of September 30, 2022, $150.0 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $222.8 million based on the borrowing base as of September 30, 2022.
On August 11, 2022, the Company, the OP, KeyBank National Association individually and as agent for the lenders and the lenders from time to time a party under the Credit Facility, among others, entered into the fourth amendment to the Credit Facility (the “Fourth Amendment”). Without the Fourth Amendment, the Company would have been in default of the pre-amendment Fixed Charge Coverage Ratio covenant (defined below) for the four fiscal quarter period ended June 30, 2022. Pursuant to the Fourth Amendment, the lenders agreed to reduce the minimum required Fixed Charge Coverage Ratio covenant to permit the Company to avoid any Default or Events of Default through the amendment date. The Fourth Amendment also eliminated the LIBOR-based rate option, among other changes. The terms described below represent the terms pursuant to the Fourth Amendment.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Certain other restrictions and conditions described below will no longer apply beginning in the quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and the Company’s Fixed Charge Coverage Ratio (as defined below) for the most recently ended four fiscal quarters is not less than 1.50 to 1.00 (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. The Company satisfied the conditions during the quarter ended September 30, 2022 in order to elect the quarter ending December 31, 2022 as the Commencement Quarter, but did not make the election to do so.
Until the first day of the Commencement Quarter, the Company must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. The Company may borrow additional amounts if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met at the time of any particular borrowing.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Under the Credit Facility, the Company must comply with covenants governing the maximum ratio of consolidated total indebtedness to consolidated total asset value, and requiring the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, a minimum consolidated tangible net worth and a minimum debt service coverage ratio. Specifically, the maximum ratio of consolidated total indebtedness to consolidated total asset value is presently 65% unless and until the Commencement Quarter, following which the ratio will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) that the Company must satisfy based on the four most recently ended fiscal quarters is (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, the Company must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. The minimum consolidated tangible net worth is the sum of (i) $1.2 billion, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019. As of September 30, 2022, the Company had a consolidated tangible net worth of $1.5 billion. The minimum debt service coverage ratio (calculated similar to the calculation of the Fixed Charge Coverage Ratio but excluding dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) that the Company must satisfy based on the four most recently ended fiscal quarters is (a) 1.50:1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.65:1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.75:1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter until the Company elects the Commencement Quarter, after which the debt service coverage ratio covenant will no longer apply. Additionally, the borrowing base advance rate is 52.5% until the Company elects the Commencement Quarter, after which the borrowing base advance rate will be 55%.
In addition, as of September 30, 2022, the Company had the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) SOFR (as defined below), plus an applicable margin that ranges, depending on the Company’s leverage, from 2.10% to 2.85% or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.85% to 1.60%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%, plus an additional spread adjustment depending on the length of the interest period; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of September 30, 2022, the Company had elected to use the SOFR option for all of its borrowings under the Revolving Credit Facility.
Further, as of September 30, 2022, the Company had the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 2.05% to 2.80%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.80% to 1.55%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%, plus an additional spread adjustment depending on the length of the interest period; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the terms of the Company’s Credit Facility, the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
“floor” on SOFR-based rates is 0.25%. As of September 30, 2022, the Company had elected to use the SOFR option for all of its borrowings under the Term Loan.
As of September 30, 2022, the Company was in compliance with the financial covenants under the Credit Facility. Based upon the Company’s current expectations, the Company believes it will be able to comply with these covenants during the next 12 months
Fannie Mae Master Credit Facilities
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
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2022 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2022 (remainder)	$279	$1,051	$1,330
2023	1,139	5,769	6,908
2024	1,178	155,769	156,947
2025	1,221	5,769	6,990
2026	391,442	5,291	396,733
Thereafter	190,199	329,450	519,649
Total	$585,458	$503,099	$1,088,557
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced its intentions to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company currently expects LIBOR to be available in substantially its current form until at least through June 30, 2023 for the USD LIBOR rates currently relevant to the Company, it is possible that LIBOR

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. Pursuant to the Fourth Amendment, the Credit Agreement was updated and provisions were added to transition the Credit Facility from using a benchmark rate of LIBOR to using a benchmark rate of SOFR, and the Company will either utilize the Base Rate (as defined in the Credit Facility) or the updated SOFR-based rates. During the three months ended September 30, 2022, the Company converted $150.0 million of its “pay-fixed” swaps from LIBOR to SOFR, however, the Company still has mortgages, credit facilities (namely, the Capital One Facility and the KeyBank Facility) and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2022
Derivative assets, at fair value	$—	$42,445	$—	$42,445
Derivative liabilities, at fair value	—	—	—	—
Total	$—	$42,445	$—	$42,445

December 31, 2021
Derivative assets, at fair value (non-designated)	$—	$174	$—	$174
Derivative liabilities, at fair value (designated)	—	(13,903)	—	(13,903)
Total	$—	$(13,729)	$—	$(13,729)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2022.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, the Company owned eight held for use properties for which the Company had reconsidered their expected holding periods and which were marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and recorded impairment charges to reduce the carrying values to their estimated fair values during 2022.
As of December 31, 2021, the Company owned four held for use properties in Texas for which the Company had reconsidered their expected holding periods and which were marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and recorded impairment charges to write these properties down to their estimated fair values during 2021. These properties were sold in the first quarter of 2022.
See Note 3 — Real Estate Investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of September 30, 2022 and December 31, 2021.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

		September 30, 2022		December 31, 2021
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$584,072	$552,194	$590,425	$594,348
Credit Facility	3	$150,000	$149,183	$150,000	$148,817
Fannie Mae Master Credit Facilities	3	$353,099	$347,433	$355,045	$350,710
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$39,059	$—
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$—	$13,903
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$3,386	$174
Cash Flow Hedges of Interest Rate Risk
The Company currently has three interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the nine months ended September 30, 2022 and the year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The interest rate “pay-fixed” swaps have base interest rates between 1.39% and 2.32% with expirations varying through December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”), during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in accumulated other comprehensive income (loss) (“AOCI”)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
and is being recorded as an adjustment to interest expense over the term of the two terminated swaps and the MOB Loan prior to its refinancing. Of the amount recorded in AOCI following these terminations, $0.4 million was recorded as an increase to interest expense for the nine months ended September 30, 2022, no amounts were recorded as increases to interest expense for the three months ended September 30, 2022 and $0.2 million and $0.6 million were recorded as increases to interest expense for the three and nine months ended September 30, 2021, respectively. No amounts remained in AOCI as of September 30, 2022 related to these previously terminated swaps.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from October 1, 2022 through September 30, 2023, the Company estimates that $14.2 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.
As of September 30, 2022 and December 31, 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2022		December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
SOFR-based interest rate “pay-fixed” swaps	6	$150,000	—	$—
LIBOR-based interest rate “pay-fixed” swaps	3	428,500	9	578,500
Total interest rate “pay-fixed” swaps	9	$578,500	9	$578,500
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives	$17,513	$353	$49,522	$8,980
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$565	$(2,786)	$(3,862)	$(8,210)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive gain (loss)	$(13,284)	$(11,775)	$(37,098)	$(36,016)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and resulted in a gain of $1.8 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and a loss of $33,000 and $32,000 for the three and nine months ended September 30, 2021, respectively.
    The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	9	$355,175	9	$355,175

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
(1)Notional amount excludes three interest rate cap agreements with aggregate notional amounts of $140.8 million which have effective dates which begin in November 2022 and April 2023, upon expiration of similar interest rate caps included above.
(2)These agreements cap LIBOR at 3.50% with terms through April 2024.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022	$42,445	$—	$—	$42,445	$—	$—	$42,445
September 30, 2022	$—	$—	$—	$—	$—	$—	$—
December 31, 2021	$174	$—	$—	$174	$—	$—	$174
December 31, 2021	$—	$(13,903)	$—	$(13,903)	$—	$—	$(13,903)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2022, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2022 and December 31, 2021, the Company had 103,612,344 and 99,281,754 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as Stock Dividends since October 2020. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the aggregate increase of 0.13567 shares for every share outstanding due to the Stock Dividends (including the October 2022 Stock Dividend), and are noted as such throughout the accompanying financial statements and notes. See Note 1 — Organization for additional information.
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
September 30, 2022
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
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers, cumulatively through September 30, 2022.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2021	4,896,620	$20.60
Nine months ended September 30, 2022	—	—
Cumulative repurchases as of September 30, 2022	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its Board in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019, the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC, (the “Preferred Stock Equity Line”) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). Also, in connection with an underwritten offering in October 2021 (see details below), the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its Series B Preferred Stock.
•The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021.
•The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
On October 12, 2021, the underwriters in the offering exercised their option to purchase additional shares of Series B Preferred Stock and the Company sold an additional 430,000 shares of Series B Preferred Stock, which generated gross proceeds of $10.8 million and resulted in net proceeds of $10.4 million, after deducting underwriting discounts.
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
Distributions and Dividends
Common Stock
On February 20, 2018, the Board authorized the rate at which the Company pays monthly distributions to stockholders, effective as of March 1, 2018, which is $0.85 per annum per share of common stock. Also, on August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the COVID-19 pandemic and to comply with the Credit Facility at that time. Under this distribution policy, distributions authorized by the Board on shares of the Company’s common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the estimated per share asset value in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
The Company declared and issued Stock Dividends of 0.01349 shares of the Company’s common stock on each share of the Company’s outstanding common stock in October 2020 and January 2021 and 0.014655 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April 2021, July 2021, October 2021 and January 2022. The Company declared and issued Stock Dividends of 0.014167 shares of the Company’s common stock on each share of the Company’s outstanding common stock in April 2022, July 2022 and October 2022. The Board may further change the Company’s common stock distribution policy at any time, reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2022 and December 31, 2021, the Special Limited Partner owned 9,952 and 9,537 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2022 and December 31, 2021, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third-party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through September 30, 2022.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of September 30, 2022, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the Performance Condition is considered probable to occur. Stock Dividends do not cause the OP to issue additional Class B Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
2018 that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No incentive fee was incurred for the three or nine months ended September 30, 2022 or 2021.
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
September 30, 2022
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
On April 10, 2018, in connection with the Multi-Property CMBS Loan, the Company and the OP entered into a further amendment to the A&R Property Management Agreement confirming, consistent with the intent of the parties, that the borrowers under the Multi-Property CMBS Loan and other subsidiaries of the OP that own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement. See the Mortgage Notes Payable table included in Note 4 - Mortgage Notes Payable, Net for additional information on the Multi-Property CMBS Loan.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and nine months ended September 30, 2022, the Company incurred $2.4 million and $6.7 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and nine months ended September 30, 2021, the Company incurred $2.1 million and $6.1 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss). In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.3 million in the three and nine months ended September 30, 2022.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards were paid by the Advisor over a ten-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.0 million for the following reasons: (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and (ii) a general reduction in final bonuses for remaining personnel due to negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.0 million, which was recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general administrative expenses. Pursuant to authorization by the independent members of the Company’s Board, the $1.0 million receivable was required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022. As of September 30, 2022, the entire amount had been repaid by the Advisor.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
	2022	2021	2022	2021
(In thousands)	Incurred	Incurred	Incurred	Incurred	September 30, 2022	December 31, 2021
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$12	$18	$67	$—	$23
Ongoing fees and reimbursements:
Asset management fees	5,458	5,175	16,374	15,268	—	—
Property management and fees (3)	1,101	994	3,058	2,814	(126)	24
Professional fees and other reimbursements (1)	2,398	2,050	6,748	7,318	333	(70)
Professional fees credit due from Advisor	—	—	—	(1,030)	—	(859)	(2)
Total related party operation fees and reimbursements	$8,957	$8,231	$26,198	$24,437	$207	$(882)
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $1.7 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, subject to the Capped Reimbursement.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
(3)Inclusive of $0.4 million and $0.3 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the nine months ended September 30, 2022 or 2021. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the nine months ended September 30, 2022 or 2021. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
September 30, 2022
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
The following table reflects the amount of restricted shares outstanding as of September 30, 2022 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2021	159,427	$21.21
Stock dividend	6,953	14.83
Vested	(70,397)	19.16
Unvested, September 30, 2022	95,983	$22.25
As of September 30, 2022, the Company had $1.8 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 1.9 years. Compensation expense related to restricted shares was approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the nine months ended September 30, 2022 or 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 12 — Accumulated Other Comprehensive Income (Loss)
    The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the period presented:

(In thousands)	Unrealized Gain (loss) on Designated Derivative
Balance, December 31, 2021	$(14,341)
Other comprehensive gain, before reclassifications	49,522
Amount of (gain) loss reclassified from accumulated other comprehensive gain (loss)	3,862
Balance, September 30, 2022	$39,043
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	September 30, 2022	December 31, 2021
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,706	3,758
Total Non-controlling Interests in the OP	6,284	6,336
Non-controlling Interests in property owning subsidiaries	384	368
Total Non-controlling interests	$6,668	$6,704
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three and nine months ended September 30, 2022, Series A Preferred Unit holders were paid $46,000 and $0.1 million, respectively.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of September 30, 2022 and December 31, 2021, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the nine months ended September 30, 2022 and 2021, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock Dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of September 30, 2022 would be redeemable for 461,081 shares of common stock, giving effect to adjustments for the impact of the Stock Dividends through October 2022.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	September 30, 2022	September 30, 2022	September 30, 2022	As of December 31, 2021	2022	2021
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$384	2.5%	$12,631	$12,925	—	—
_______
(1)One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable, net for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the Stock Dividends (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders (in thousands)	$(23,303)	$(41,968)	$(71,159)	$(70,183)
Basic and diluted weighted-average shares outstanding (1)	104,956,806	104,885,114	104,926,968	104,854,669
Basic and diluted net loss per share (1)	$(0.22)	$(0.40)	$(0.68)	$(0.67)
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted shares (1)	123,725	198,036	153,562	241,337
Common OP Units (2)	461,081	461,081	461,081	461,081
Class B Units (3)	407,991	407,991	407,991	407,991
Total weighted average antidilutive common stock equivalents	992,797	1,067,108	1,022,634	1,110,409
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 95,983 and 157,409 unvested restricted shares outstanding as of September 30, 2022 and 2021, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends (see Note 1 - Organization for additional details). There were 405,998 Common OP Units outstanding as of September 30, 2022 and 2021. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the Stock Dividends (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of September 30, 2022 and 2021. These Class B Units were unvested as of September 30, 2022 and 2021 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
The disclosures below for the three and nine months ended September 30, 2022 and 2021 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. Prior to December 31, 2021, the Company had three reportable segments: 1) medical office and outpatient buildings (“Former MOBs”), 2) triple-net leased healthcare properties (“Former NNN”) and 3) SHOPs. Culminating in the year ended December 31, 2021, the Company had completed several strategic property divestitures from the Company’s Former NNN segment and transitioned certain properties previously reported in the Company’s Former NNN segment into the Company’s SHOP segment. The remaining Former NNN properties are similar in nature, cash flows, and risk structure with the Former MOB segment and are managed operationally and reported collectively by the Company’s management. Accordingly, in the fourth quarter of 2021, the Company reevaluated its segments and concluded that it had two reportable segments. The Company combined the properties in its Former NNN segment with the properties in its Former MOB segment for segment reporting. Upon concluding that a change in its reporting segments has occurred, the Company retroactively restated the historical segment reporting presentation for the three years ended December 31, 2021 as presented in its Annual Report on Form 10-K for the year ended December 31, 2021. Below, the Company has restated the prior quarterly and year-to-date periods to conform to its current segment reporting structure for comparative purposes.
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
September 30, 2022
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended September 30,			Three Months Ended September 30,
	2022			2021
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$33,185	$50,275	$83,460	$30,813	$51,193	$82,006
Property operating and maintenance	9,377	41,821	51,198	8,803	42,415	51,218
NOI	$23,808	$8,454	32,262	$22,010	$8,778	30,788
Impairment charges			(8,949)			(26,642)
Operating fees to related parties			(6,333)			(6,045)
Acquisition and transaction related			(199)			(2,198)
General and administrative			(4,471)			(4,723)
Depreciation and amortization			(20,854)			(19,786)
Interest expense			(13,284)			(11,775)
Interest and other income			10			4
Gain on sale of real estate investments			194			—
Gain (loss) on non-designated derivatives			1,826			(33)
Income tax expense			(77)			(55)
Net loss (income) attributable to non-controlling interests			22			331
Allocation for preferred stock			(3,450)			(1,834)
Net loss attributable to common stockholders			$(23,303)			$(41,968)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022			2021
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$98,026	$152,910	$250,936	$90,752	$155,850	$246,602
Property operating and maintenance	26,417	130,463	156,880	25,973	126,160	152,133
NOI	$71,609	$22,447	94,056	$64,779	$29,690	94,469
Impairment charges			(25,786)			(33,601)
Operating fees to related parties			(19,003)			(17,851)
Acquisition and transaction related			(1,153)			(2,453)
General and administrative			(13,369)			(13,318)
Depreciation and amortization			(61,525)			(59,390)
Interest expense			(37,098)			(36,016)
Interest and other income			24			60
(Loss) gain on sale of real estate investments			(109)			2,284
Gain on non-designated derivatives			3,212			(32)
Income tax expense			(159)			(162)
Net loss (income) attributable to non-controlling interests			100			229
Allocation for preferred stock			(10,349)			(4,402)
Net loss attributable to common stockholders			$(71,159)			$(70,183)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2022	December 31, 2021
ASSETS
Investments in real estate, net:
Medical office buildings	$1,125,515	$1,149,241
Seniors housing — operating properties	861,033	900,686
Total investments in real estate, net	1,986,548	2,049,927
Cash and cash equivalents	40,120	59,738
Restricted cash	23,858	25,644
Derivative assets, at fair value	42,445	174
Straight-line rent receivable, net	24,990	23,858
Operating lease right-of-use assets	7,840	7,914
Prepaid expenses and other assets	30,823	32,564
Deferred costs, net	17,138	14,581
Total assets	$2,173,762	$2,214,400
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Medical office buildings	$2,309	$2,100	$5,981	$3,783
Seniors housing — operating properties	5,323	2,246	10,726	7,718
Total capital expenditures	$7,632	$4,346	$16,707	$11,501
Note 16 — Commitments and Contingencies
As of September 30, 2022, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 20.1 years to 85.0 years, excluding an adjacent parking lot lease with a term of 2.0 years. The Company did not enter into any additional ground leases during the nine months ended September 30, 2022.
As of September 30, 2022, the Company’s balance sheet included ROU assets and liabilities of $7.8 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 34.3 years and a weighted-average discount rate of 7.37% as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company paid cash of $0.2 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.7 million, respectively, on a straight-line basis in accordance with the current accounting guidance. The Company paid cash of $0.2 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2021. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company for the next five years as of September 30, 2022:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2022 (remainder)	$161	$22
2023	645	88
2024	632	90
2025	588	93
2026	599	95
Thereafter	22,561	7,312
Total minimum lease payments	25,186	7,700
Less: amounts representing interest	(17,088)	(2,863)
Total present value of minimum lease payments	$8,098	$4,837
_______
(1)The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of September 30, 2022. The Direct Financing Lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Dividend Declaration
On October 3, 2022, the Company announced the declaration of the Stock Dividend of 0.014167 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The Stock Dividend was issued on October 17, 2022 to holders of record of the Company’s common stock at the close of business on October 13, 2022.

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
Overview
We are an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. Prior to December 31, 2021, we had three reportable segments: 1) Former MOBs, 2) Former NNN and 3) SHOPs. As a result of strategic property divestitures in our Former NNN segment, and transitions of certain properties reported in our Former NNN segment into our SHOP segment, we have combined the properties in our Former NNN segment with the properties in our Former MOB segment to form a single set of MOBs. As a result, effective December 31, 2021 we determined that we have two reportable segments, with activities related to investing in MOBs and SHOPs. Upon concluding that a change in our reporting segments has occurred, we retroactively restated the historical segment reporting presentation for the three years ended December 31, 2021 as presented in our Annual Report on Form 10-K for the year ended December 31, 2021. Below, we have restated the prior quarterly and year-to-date periods to conform to our current segment reporting structure for comparative purposes. As of September 30, 2022, we owned 201 properties located in 33 states and comprised of 9.1 million rentable square feet.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of Healthcare Trust Properties, LLC (our “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in us through ownership of interests in our OP.
We operate in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In our MOB operating segment, we own, manage, and lease single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of September 30, 2022, we had four eligible independent contractors operating 50 SHOPs (not including two land parcels). All of our properties across both business segments are located throughout the United States.

Since October 2020, we have declared and paid quarterly dividends solely in shares of our common stock. Stock Dividends paid in January 2021 were equal to 0.01349 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2021, July 2021, October 2021 and January 2022 were equal to 0.014655 shares of common stock on each share of outstanding common stock. The Stock Dividends paid in April 2022, July 2022 and October 2022 were equal to 0.014167 shares of common stock on each share of outstanding common stock. Dividends payable entirely in shares of our common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. The aggregate impact of these Stock Dividends was an increase of 0.13567 shares, cumulatively, for every one share of common stock. No additional shares, except for the dividends paid in the form of additional shares of common stock, were issued during the nine months ended September 30, 2022. Additionally, other references to weighted-average shares outstanding and per-share amounts have been retroactively adjusted for the Stock Dividends and are noted as such throughout this Quarterly Report on Form 10-Q.
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
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic created several risks and uncertainties that have had and may continue to have an impact on our business, including our financial condition, future results of operations and our liquidity. The extent to which the global COVID-19 pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will continue to depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the COVID-19 pandemic or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
As of September 30, 2022, our MOB segment had an occupancy of 90.4% with a weighted-average remaining lease term of 5.0 years, (based on annualized straight-line rent as of September 30, 2022), and our SHOP segment had an occupancy of 75.8% weighted by unit count. Since the second quarter of 2021, we have experienced relative stability in occupancy and operating costs in our SHOP portfolio, however, during the first nine months of 2022, we needed to increase our use of temporary contract labor and agencies, and to a lesser extent, the amount we pay for overtime wages and bonuses, in response to a shortage of workers, largely due to, among other things, the spread of more transmissible COVID-19 variants, increased inflation raising the cost of labor generally and lack of qualified personnel that we are able to employ on a permanent basis. Utilization of contract labor and agencies for care providers increased operating costs in our SHOP segment for the three and nine months ended September 30, 2022, by $2.0 million and $6.7 million, respectively, as compared to the three and nine months ended September 30, 2021. Future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions may cause further adverse impacts on our occupancy and cost levels. Occupancy and operating costs in our MOB segment were relatively stable during these quarters.
The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our Credit Facility, and the amount available for future borrowings thereunder. For example, we would have been in default of a covenant contained in the Credit Facility requiring us to maintain a certain minimum fixed charge coverage ratio for the four fiscal quarter period ended June 30, 2022 of 1.50 to 1.00. As a result, we entered into the Fourth Amendment on August 11, 2022, in which the lenders agreed to reduce this covenant to permit us to avoid any Default or Event of Default. Specifically, this covenant was reduced to (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter, among other changes (see the Liquidity and Capital Resources section below and see Note 5 — Credit Facilities to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information). There can be no assurance our lenders will consent to any further amendments that may become necessary in order to comply with the terms of the Credit Facility.
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
Rent Collections

We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We took several steps to mitigate the impact of the pandemic on our business. We were in direct contact with our tenants and operators when the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We achieved mutually agreeable solutions with our MOB tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments wherein we agreed to defer payment. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we had positive results in our cash rent collections during the pandemic. We have not entered into any rent deferral agreements with any of our tenants since the year ended December 31, 2020, and all amounts previously deferred under prior rent deferral agreements have been collected.
We collected approximately 100% of the original cash rent due for the fourth quarter of 2020 and throughout 2021 and 2022 in our MOB segment. Cash rental payments for our 50 SHOPs are primarily paid by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare; therefore we have not provided the amount of quarterly cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for each quarter of 2021 and the first, second and third quarters of 2022.
We have also granted rent concessions which serve to reduce revenue in our SHOP segment. We offered $0.7 million and $2.7 million of rent concessions, respectively, during the three and nine months ended September 30, 2022, and $1.0 million and $1.1 million, respectively, during the three and nine months ended September 30, 2021.
Seniors Housing Properties
During the nine months ended September 30, 2022, we experienced a significant increase in labor costs in our SHOP segment, largely due to, among other things, increased inflation raising the cost of labor generally and a lack of qualified personnel that we are able to employ on a permanent basis. As a result, we were forced to increase our use of temporary contract labor and agencies in our SHOP segment. During the three months ended September 30, 2022, our use of temporary contract labor and agencies began to decline relative to the second quarter, however, there is no assurance that this trend will continue. In our total SHOP segment, we recorded over $2.0 million and $6.7 million in temporary contract labor and agency-related costs for care providers for the three and nine months ended September 30, 2022, respectively, as compared to almost no temporary contract labor and agency-related costs for care providers for the three and nine months ended September 30, 2021. Using temporary contract labor and agencies is typically more costly to us than our internal staffing. As a result of the decreased use of temporary contract labor and agencies, as well as the continuing impact of the national labor shortage, the amounts we pay for salaries, wages, overtime and bonuses to meet our labor needs in our SHOP segment continued to increase during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Because occupancy levels have not yet recovered to their pre-pandemic rates (as noted in the table below) and resident fees have not increased enough to counteract these lower occupancy rates, our results of operations in our SHOP segment have been significantly adversely affected by the increase in our labor costs. There is no guarantee the occupancy levels in our SHOP segment will increase and return to their pre-pandemic levels, that we will be able to raise resident fee levels at rates that are commensurate with these increases in labor costs or that we will reduce our reliance on contract labor. Therefore, our results of operations and financial condition in our SHOP segment could continue to be negatively impacted if the national labor shortage continues.
During the COVID pandemic, occupancy in our SHOP portfolio trended lower from 85.1% as of December 31, 2019 to a low of 72.0% as of March 31, 2021, and has subsequently begun to stabilize. As of September 30, 2022, occupancy in this segment reached 75.8%. The below table presents SHOP occupancy since the onset of our downward occupancy trends, which was exacerbated by the COVID-19 pandemic in March 2020:

As of	Number of Properties(1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
________
(1)Exclusive of two land parcels.
The declines in revenue we experienced during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, were primarily attributable to the fact that we sold SHOP properties which reduced the average number of rentable units over the periods, partially offset by an increase in occupancy and rental rate increases on some of the properties effective in January 2022. In addition, although operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies as early as March 2020, during the nine months ended September 30, 2022, these trends became more prominent as we relied more on the use of contract labor and agencies and had to increase the amounts we pay for salaries, wages, overtime and bonuses, as noted above. At the SHOP facilities, we generally bear these cost increases, some of which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. There can be no assurance, however, that future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions will not cause further adverse impacts to our occupancy, revenues and cost levels, and these trends may continue to impact us and have a material adverse effect on our revenues and income in future quarters. We believe that our vaccination participation achieved in 2021 for both residents and staff populations mitigated certain adverse impacts of COVID-19. Furthermore, as infections decline and more vaccinations and boosters are administered during the remainder of 2022, our occupancy may further increase as it did during the nine months ended September 30, 2022. However, there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy.
The pandemic raises the risk of an elevated level of resident exposure to illness and restrictions on move-ins at our SHOPs, and increases the general level of frailty for our incoming residents, which has and could also continue to adversely impact resident length of stay, occupancy and revenues, as well as increase costs. We believe that the actions we have taken help reduce (but not eliminate) the incidences of COVID-19 at our properties. Any incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and income, as well as cause reputational harm to us and our tenants, managers and operators.
The extent to which the global COVID-19 pandemic, including the outbreaks that have occurred and may occur in markets where we own properties, impacts our operations and those of our tenants and third-party operators, will continue to depend on future developments, including the scope, severity and duration of the pandemic, and the actions taken to contain the COVID-19 pandemic or treat its impact, among others, which are highly uncertain and cannot be predicted with confidence, but could be material.
On March 27, 2020, the CARES Act was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designed to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the three and nine months ended September 30, 2022, we received $4.3 million and $4.5 million in CARES Act funds. During the three months ended September 30, 2021, we did not receive any such funds, and during the nine months ended September 30, 2021, we received $5.1 million in CARES Act funds. We received $3.6 million in CARES Act funds during the year ended December 31, 2020. For accounting purposes, we treat the funds as a grant contribution from the government and the full amounts were recognized as a reduction of property operating and maintenance expenses in our consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021. We do not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2022:

Portfolio	Number of Properties	Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
						(In thousands)
Medical Office and Other Healthcare Related Buildings	149	5,069,296	90.4%		5	$1,418,577
Seniors Housing — Operating Properties	50	4,030,413	75.8%	(4)	N/A	1,144,115
Land	2	—	N/A		N/A	3,665
Total Portfolio	201	9,099,709				$2,566,357

_______________
(1)Inclusive of leases signed but not yet commenced as of September 30, 2022.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of September 30, 2022.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of September 30, 2022) net of gross market lease intangible liabilities ($22.4 million total as of September 30, 2022). Impairment charges are already reflected within gross asset value.
(4)Weighted by unit count as of September 30, 2022. As of September 30, 2022, we had 4,374 rentable units in our SHOP segment.
N/A    Not applicable.

Results of Operations
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2022, we owned 201 properties. There were 181 properties owned for the entire year ended December 31, 2021 and the nine months ended September 30, 2022 (our “Same Store” properties), including two vacant land parcels. Since January 1, 2021, we acquired 20 properties (our “Acquisitions”) and disposed of 12 properties (our “Dispositions”).
The following table presents a roll-forward of our properties owned from January 1, 2021 to September 30, 2022:

	MOB	SHOP	Total
Number of properties, January 1, 2021	132	61	193
Acquisition activity during the year ended December 31, 2021	17	—	17
Disposition activity during the year ended December 31, 2021	(3)	(5)	(8)
Number of properties, December 31, 2021	146	56	202
Acquisition activity during the nine months ended September 30, 2022	3	—	3
Disposition activity during the nine months ended September 30, 2022	—	(4)	(4)
Number of properties, September 30, 2022	149	52	201

Number of Same Store Properties	129	52	181

In addition to the comparative period-over-period discussions below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s responses, and please see the Inflation and Part II — Item 1A. Risk Factors Sections below (as well as Part I, Item 1A “Risk Factors” in our Annual Report on From 10-K for the year ended December 31, 2021) for additional information on the risks and uncertainties associated with inflation, rising interest rates and labor shortages and costs.

Comparison of the Three Months Ended September 30, 2022 and 2021
Net loss attributable to common stockholders was $23.3 million and $42.0 million for the three months ended September 30, 2022, and 2021, respectively. The following table shows our results of operations for the three months ended September 30, 2022 and 2021 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$
Revenue from tenants	$83,460	$82,006	$1,454

Operating expenses:
Property operating and maintenance	51,198	51,218	(20)
Impairment charges	8,949	26,642	(17,693)
Operating fees to related parties	6,333	6,045	288
Acquisition and transaction related	199	2,198	(1,999)
General and administrative	4,471	4,723	(252)
Depreciation and amortization	20,854	19,786	1,068
Total expenses	92,004	110,612	(18,608)
Operating loss before gain on sale of real estate investments	(8,544)	(28,606)	20,062
Gain on sale of real estate investments	194	—	194
Operating loss	(8,350)	(28,606)	20,256
Other income (expense):
Interest expense	(13,284)	(11,775)	(1,509)
Interest and other income	10	4	6
Gain (loss) on non-designated derivatives	1,826	(33)	1,859
Total other expenses	(11,448)	(11,804)	356
Loss before income taxes	(19,798)	(40,410)	20,612
Income tax expense	(77)	(55)	(22)
Net loss	(19,875)	(40,465)	20,590
Net (income) loss attributable to non-controlling interests	22	331	(309)
Allocation for preferred stock	(3,450)	(1,834)	(1,616)
Net loss attributable to common stockholders	$(23,303)	$(41,968)	$18,665
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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the three months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$30,153	$29,428	$725	$3,032	$400	$2,632	$—	$985	$(985)	$33,185	$30,813	$2,372
Less: Property operating and maintenance	9,005	8,247	758	372	108	264	—	448	(448)	9,377	8,803	574
NOI	$21,148	$21,181	$(33)	$2,660	$292	$2,368	$—	$537	$(537)	$23,808	$22,010	$1,798
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
During the three months ended September 30, 2022, revenue from tenants increased by $2.4 million in our MOB segment as compared to the three months ended September 30, 2021, which was primarily driven by an increase in revenue from tenants of $2.6 million due to our Acquisitions and an increase in revenue from tenants of $0.7 million due to our Same Store properties, partially offset by a decrease in revenue from tenants of $1.0 million due to our Dispositions.
The increase in our Same Store properties revenue from tenants was primarily driven by an increase of operating expense reimbursement revenue of $0.7 million.
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the three months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$51,600	$48,964	$2,636	$—	$—	$—	$(1,325)	$2,229	$(3,554)	$50,275	$51,193	$(918)
Less: Property operating and maintenance	42,311	40,566	1,745	—	—	—	(490)	1,849	(2,339)	41,821	42,415	(594)
NOI	$9,289	$8,398	$891	$—	$—	$—	$(835)	$380	$(1,215)	$8,454	$8,778	$(324)
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

During the three months ended September 30, 2022, revenue from tenants decreased by $0.9 million in our SHOP segment as compared to the three months ended September 30, 2021, which was primarily driven by a decrease in revenue from tenants of $3.6 million due to our Disposition properties, partially offset by an increase in revenue from tenants of $2.6 million due to our Same Store properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our revenue from tenants also improved in the three months ended September 30, 2022 due to higher occupancy as compared to lower occupancy in the three months ended September 30, 2021. Additionally, we offered less rent concessions during the three months ended September 30, 2022, which amounted to $0.7 million as compared to $1.0 million of rent concessions offered during the three months ended September 30, 2021.
We also previously generated a portion of our SHOP revenue from skilled nursing facilities (“SNFs”) (which include ancillary revenue from non-residents) at two of our Same Store SHOPs and one of our Disposition SHOPs. This revenue was $0.2 million during the quarter ended September 30, 2021 and was not significant during the quarter ended September 30, 2022 as a result of transitioning our SNF units to other types of units at our Same Store properties, as well as from disposing of our SNF in Wellington, Florida in May 2021. This property’s results are presented in Disposition properties in the table above. As a result of these unit transitions and dispositions, we do not expect ancillary revenue to be a significant source of revenue in future periods. Additionally, during the three months ended September 30, 2022, we concluded that $1.3 million of legacy receivables from our Disposition properties were not recoverable, and accordingly we recorded $1.3 million of bad debt expense which is reflected as a reduction of revenue.
During the three months ended September 30, 2022, property operating and maintenance expenses decreased $0.6 million in our SHOP segment as compared to the quarter ended September 30, 2021, primarily due to a decrease in property operating and maintenance expenses of $2.3 million from our Disposition properties, partially offset by an increase in property operating and maintenance expenses of $1.7 million in our Same Store properties.
The increase to our Same Store property operating and maintenance expenses was primarily attributable to higher contract labor and agency costs of $2.0 million, and amounts we pay for overtime wages and bonuses, as well as by overall inflation on wages and supplies in the three months ended September 30, 2022. For additional information on the risks and uncertainties associated with increases in inflation and labor costs, see the Inflation and Part II — Item 1A. Risk Factors sections below. The total increase in Same Store property operating and maintenance expenses was partially offset by funds received through the CARES Act in the three months ended September 30, 2022. These funds are reflected as offsets to costs incurred from the COVID-19 pandemic when they are received. Of the $4.3 million of CARES Act funds received by us in the three months ended September 30, 2022, $3.7 million was recognized as a reduction to our Same Store properties operating and maintenance expenses in the table above and $0.6 million was attributable to our Disposition properties. No amounts were received in the three months ended September 30, 2021. There can be no assurance that the program will be extended or any further amounts received. See the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We recorded impairment charges of $8.9 million during the three months ended September 30, 2022, which related to six held for use SHOP properties of eight total properties that we are actively marketing for sale. These impairment charges were recorded to reduce the carrying value of these six properties to their fair values, respectively, as determined by estimated discounted cash flows over our intended holding period. The incremental impairment charges recorded in the three months ended September 30, 2022 resulted from a deterioration of market conditions and rising interest rates.
We recorded impairment charges of $26.6 million during the three months ended September 30, 2021, which related to four disposed triple-net leased properties in Texas (the “LaSalle Properties”). These impairment charges were recorded to reduce the carrying value of the LaSalle Properties to their fair values, respectively, as determined by estimated discounted cash flows over our intended holding period.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Operating fees to related parties were $6.3 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.5 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase in asset management fees was due to an increase in variable asset management fees resulting from equity offerings completed in October of 2021 which increased the variable asset management fee in the three months ended September 30, 2022 relative to the three months ended September 30, 2021. Variable asset management fees will further increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the three months ended September 30, 2022 or 2021.
Property management fees increased to $1.1 million from $1.0 million for the three months ended September 30, 2022 and 2021, respectively. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were approximately $0.2 million for the three months ended September 30, 2022, compared to approximately $2.2 million for the three months ended September 30, 2021. The decrease was due to certain transactions that occurred in the three months ended September 30, 2021 which did not occur in the three months ended September 30, 2022. The transaction costs recorded in the three months ended September 30, 2021 consisted of: i) the write-off of offering costs relating to the Preferred Stock Equity Line of $1.2 million, ii) $0.6 million of litigation costs related to our Michigan dispositions which occurred in the first quarter of 2021 and iii) $0.2 million of settlement charges related to our Jupiter, Florida disposition which occurred in the second quarter of 2021. The $0.2 million of transaction costs recorded in the three months ended September 30, 2022 related to dead deal costs.
General and Administrative Expenses
General and administrative expenses decreased by $0.3 million to $4.5 million for the three months ended September 30, 2022 compared to $4.7 million for the three months ended September 30, 2021, which includes $2.4 million and $2.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively, incurred in expense reimbursements. The decrease in general and administrative expenses was primarily driven by $0.3 million of decreased legal fees and $0.3 million of decreased miscellaneous costs.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $1.1 million to $20.9 million for the three months ended September 30, 2022 from $19.8 million for the three months ended September 30, 2021. The increase was primarily due to additional depreciation from our recent acquisitions partially offset by reduced depreciation and amortization as a result of our dispositions. The increase was also partially attributable to $0.5 million of accelerated depreciation we recorded in the three months ended September 30, 2022 on one MOB property in Florida which incurred damages as a result of Hurricane Ian.
Gains on Sale of Real Estate Investments
We did not dispose of any properties in the three months ended September 30, 2022 and 2021, however, we recorded a gain on sale of $0.2 million in the three months ended September 30, 2022 related to the settlement of a lien on formerly disposed properties.
Interest Expense
Interest expense increased by $1.5 million to $13.3 million for the three months ended September 30, 2022 from $11.8 million for the three months ended September 30, 2021. The increase in interest expense resulted from higher average rates partially offset by lower average balances of amounts outstanding under our Revolving Credit Facility during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. As of September 30, 2022, our outstanding debt obligations were $1.1 billion at a weighted average interest rate of 4.29% per year. As of September 30, 2021, we had total borrowings of $1.2 billion, at a weighted average interest rate of 3.56% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors. Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $10,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively.

Gains (Losses) on Non-Designated Derivatives
The gain in the three months ended September 30, 2022 and the loss in the three months ended September 30, 2021 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. The gain recorded in the three months ended September 30, 2022 was due to significant increases in interest rates during the period.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of $77,000 and $55,000 for the three months ended September 30, 2022 and 2021, respectively.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets as of September 30, 2022. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $22,000 for the three months ended September 30, 2022 and net loss attributable to non-controlling interests was approximately $0.3 million for the three months ended September 30, 2021. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September 2021), Common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to common stockholders was $71.2 million and $70.2 million for the nine months ended September 30, 2022 and 2021, respectively. The following table shows our results of operations for the nine months ended September 30, 2022 and 2021 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$
Revenue from tenants	$250,936	$246,602	$4,334

Operating expenses:
Property operating and maintenance	156,880	152,133	4,747
Impairment charges	25,786	33,601	(7,815)
Operating fees to related parties	19,003	17,851	1,152
Acquisition and transaction related	1,153	2,453	(1,300)
General and administrative	13,369	13,318	51
Depreciation and amortization	61,525	59,390	2,135
Total expenses	277,716	278,746	(1,030)
Operating loss before gain on sale of real estate investments	(26,780)	(32,144)	5,364
Gain (loss) on sale of real estate investments	(109)	2,284	(2,393)
Operating loss	(26,889)	(29,860)	2,971
Other income (expense):
Interest expense	(37,098)	(36,016)	(1,082)
Interest and other income	24	60	(36)
Gain on non-designated derivatives	3,212	(32)	3,244
Total other expenses	(33,862)	(35,988)	2,126
Loss before income taxes	(60,751)	(65,848)	5,097
Income tax expense	(159)	(162)	3
Net loss	(60,910)	(66,010)	5,100
Net (income) loss attributable to non-controlling interests	100	229	(129)
Allocation for preferred stock	(10,349)	(4,402)	(5,947)
Net loss attributable to common stockholders	$(71,159)	$(70,183)	$(976)
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

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the nine months ended September 30, 2022 and 2021:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$85,824	$85,665	$159	$12,193	$2,027	$10,166	$9	$3,060	$(3,051)	$98,026	$90,752	$7,274
Less: Property operating and maintenance	23,947	23,275	672	2,476	609	1,867	(6)	2,089	(2,095)	26,417	25,973	444
NOI	$61,877	$62,390	$(513)	$9,717	$1,418	$8,299	$15	$971	$(956)	$71,609	$64,779	$6,830
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
During the nine months ended September 30, 2022, revenue from tenants increased by $7.3 million in our MOB segment as compared to the nine months ended September 30, 2021, primarily as a result of increased revenue from tenants of $10.2 million generated from our Acquisitions and increased revenue from tenants of $0.2 million from our Same Store properties, partially offset by a decrease in revenue from tenants of $3.1 million from our Dispositions.
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the nine months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$152,903	$146,369	$6,534	$—	$—	$—	$7	$9,481	$(9,474)	$152,910	$155,850	$(2,940)
Less: Property operating and maintenance	128,583	116,098	12,485	—	—	—	1,880	10,062	(8,182)	130,463	126,160	4,303
NOI	$24,320	$30,271	$(5,951)	$—	$—	$—	$(1,873)	$(581)	$(1,292)	$22,447	$29,690	$(7,243)
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
During the nine months ended September 30, 2022, revenue from tenants decreased by $2.9 million in our SHOP segment as compared to the nine months ended September 30, 2021, which was primarily driven by a decrease in revenue from tenants of $9.5 million due to our Disposition properties, partially offset by an increase in revenue from tenants of $6.5 million due to our Same Store properties.

The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our revenue from tenants also improved due to higher and recovering occupancy in the nine months ended September 30, 2022 as compared to lower and declining occupancy in the nine months ended September 30, 2021. These increases were partially offset by an increase in rent concessions offered during the nine months ended September 30, 2022 of $2.7 million, as compared to $1.1 million in the nine months ended September 30, 2021.
We also previously generated a portion of our SHOP revenue from SNFs (which include ancillary revenue from non-residents) at two of our Same Store SHOPs and one of our Disposition SHOPs. This revenue was $1.1 million during the nine months ended September 30, 2021 and was not significant during the nine months ended September 30, 2022 as a result of transitioning our SNF units to other types of units at our Same Store properties, as well as from disposing of our SNF in Wellington, Florida in May 2021. This property’s results are presented in Disposition properties in the table above. As a result of these unit transitions and dispositions, we do not expect ancillary revenue to be a significant source of revenue in future periods. Additionally, during the nine months ended September 30, 2022, we concluded that $1.3 million of legacy receivables from our Disposition properties were not recoverable, and accordingly we recorded $1.3 million of bad debt expense which is reflected as a reduction of revenue.
During the nine months ended September 30, 2022, property operating and maintenance expenses increased $4.3 million in our SHOP segment as compared to the nine months ended September 30, 2021, primarily due to an increase in property operating and maintenance expenses of $12.5 million from our Same Store properties, partially offset by a decrease in property operating and maintenance expenses of $8.2 million from our Disposition properties.
Our Same Store properties operating and maintenance expenses increased significantly and were primarily attributable to contract labor and agency costs of $6.7 million, and amounts we pay for overtime wages and bonuses, as well as by overall inflation on wages and supplies in the nine months ended September 30, 2022. For additional information on the risks and uncertainties associated with increases in inflation and labor costs, see the Inflation and Part II — Item 1A. Risk Factors sections below. The total increase in Same Store properties operating and maintenance expenses was also impacted by the receipt of $4.5 million of funds through the CARES Act in the nine months ended September 30, 2022, as compared to $5.1 million during the nine months ended September 30, 2021, which offset costs incurred from the COVID-19 pandemic. Of the $4.5 million of CARES Act funds received by us in the nine months ended September 30, 2022, $3.9 million was recognized as a reduction to our Same Store property operating and maintenance expenses in the table above, with the remainder attributable to our Disposition properties. Of the $5.1 million of CARES Act funds received in the nine months ended September 30, 2021, $4.5 million was attributable to our Same Store property operating and maintenance expenses with the remainder attributable to our Disposition properties. There can be no assurance that the program will be extended or any further amounts received. See the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We recorded impairment charges of $25.8 million during the nine months ended September 30, 2022, of which $10.6 million related to seven skilled nursing facilities in our MOB segment located in Illinois, and $15.1 million related to six held for use SHOP properties of eight total properties that we are actively marketing for sale. The incremental impairment charge recorded in the three months ended September 30, 2022 on the held for use SHOP properties resulted from a deterioration of market conditions and rising interest rates. All of these impairment charges were recorded to reduce the carrying value of the properties to their fair values, respectively, as determined by estimated discounted cash flows over our intended holding periods.
We recorded impairment charges of $33.6 million during the nine months ended September 30, 2021, of which (i) $26.6 million related to our disposed LaSalle Properties, (ii) $6.1 million related to our MOB property located in Sun City, Arizona (the “Sun City MOB”) and (iii) $0.9 million related to our disposed Wellington, Florida skilled nursing facility. The LaSalle Properties and the Sun City MOB were impaired to reduce their carrying values to their estimated fair values, respectively, as determined by their estimated discounted cash flows over our intended holding periods. The Wellington, Florida skilled nursing facility was impaired to adjust the carrying value to its fair value as determined by its amended purchase and sale agreement.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the nine months ended September 30, 2022 and 2021.
Operating Fees to Related Parties
Operating fees to related parties increased $1.2 million to $19.0 million for the nine months ended September 30, 2022 from $17.9 million for the nine months ended September 30, 2021.

Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended September 30, 2022 and 2021 for additional information). Asset management fees were $16.4 million and $15.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in asset management fees was due to an increase in variable asset management fees resulting from equity offerings completed in May and October 2021, which increased the variable asset management fee in the nine months ended September 30, 2022 relative to the nine months ended September 30, 2021. Variable asset management fees will further increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the nine months ended September 30, 2022 or 2021.
Property management fees increased $0.2 million to $3.1 million for the nine months ended September 30, 2022 from $2.8 million for the nine months ended September 30, 2021. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $1.2 million for the nine months ended September 30, 2022 and $2.5 million for the nine months ended September 30, 2021. This decrease was due to certain transactions that occurred in the nine months ended September 30, 2021 which did not occur in the nine months ended September 30, 2022. The transaction costs recorded in the nine months ended September 30, 2021 consisted of: i) the write-off of offering costs relating to the Preferred Stock Equity Line of $1.2 million, ii) $0.6 million of litigation costs related to our Michigan dispositions which occurred in the first quarter of 2021 and iii) $0.2 million of settlement charges related to our Jupiter, Florida disposition which occurred in the second quarter of 2021. These decreases were partially offset by fees from dead deal costs of $0.5 million, $0.2 million of legal fees related to terminated SHOP operators and $0.1 million of penalties on our mortgage repayments.
General and Administrative Expenses
General and administrative expenses increased $0.1 million to $13.4 million for the nine months ended September 30, 2022 compared to $13.3 million for the nine months ended September 30, 2021, which includes $6.7 million and $7.3 million for the nine months ended September 30, 2022 and 2021, respectively, incurred in expense reimbursements. The increase in general and administrative expenses was primarily driven by a professional fee credit of $1.0 million during the nine months ended September 30, 2021 related to an adjustment for bonuses (see Note 9 — Related Party Transactions and Arrangements for additional information) which did not recur in the nine months ended September 30, 2022, partially offset by decreased legal costs of $0.6 million.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $2.1 million to $61.5 million for the nine months ended September 30, 2022 from $59.4 million for the nine months ended September 30, 2021. The increase was due to our acquisitions of approximately $4.5 million, partially offset by a decrease in Same Store depreciation and amortization of $0.5 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $1.7 million. The increase was also partially attributable to $0.5 million of accelerated depreciation we recorded in the nine months ended September 30, 2022 on one MOB property in Florida which incurred damages as a result of Hurricane Ian.
Gain (Loss) on Sale of Real Estate Investments
During the third quarter of 2021, we began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. We completed the sale of the LaSalle Properties in the first quarter of 2022 and, as a result, we recorded a loss on sale of $0.3 million for the nine months ended September 30, 2022. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021. We also recorded a gain on sale of $0.2 million in the nine months ended September 30, 2022 related to the settlement of a lien on formerly disposed properties.

During the nine months ended September 30, 2021, we transferred the remaining four SHOPs in Michigan to the buyer at a second closing in the first quarter of 2021 and as a result, we recorded a loss on sale of $0.2 million. The first closing of the transaction occurred during the year ended December 31, 2020 when the purchase price for all 11 properties subject to the transaction was actually received from the buyer. We also sold our skilled nursing facility in Wellington, Florida and our development property in Jupiter, Florida, which resulted in gains on sale of $0.1 million and $2.4 million, respectively. As a result of these dispositions, we recorded an aggregate gain on sale of $2.3 million during the nine months ended September 30, 2021. We previously recorded impairments of $42.2 million, $13.1 million and $34.4 million related to the 11 Michigan SHOPs, Wellington property, and Jupiter property, respectively.
Interest Expense
Interest expense increased $1.1 million to $37.1 million for the nine months ended September 30, 2022 from $36.0 million for the nine months ended September 30, 2021. The increase in interest expense resulted from higher average rates partially offset by lower average balances of amounts outstanding under our Revolving Credit Facility during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. As of September 30, 2022, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.29% per year. As of September 30, 2021, we had total borrowings of $1.2 billion, at a weighted average interest rate of 3.56% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $24,000 for the nine months ended September 30, 2022 and approximately $60,000 for the nine months ended September 30, 2021.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the nine months ended September 30, 2022 and 2021 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates. The gain recorded in the nine months ended September 30, 2022 was due to significant increases in interest rates during the period.
Income Tax Benefit (Expense)
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.2 million for the nine months ended September 30, 2022 and 2021.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets through September 30, 2022. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.1 million for the nine months ended September 30, 2022 and net loss attributable to non-controlling interests was approximately $0.2 million for the nine months ended September 30, 2021, which represents the portion of our net income that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), Common OP Units held by third parties, and other non-controlling interest holders in our subsidiaries that own certain properties.

Cash Flows from Operating Activities
During the nine months ended September 30, 2022, net cash provided by operating activities was $21.1 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows included non-cash items of $30.4 million (net loss of $60.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges) and, a decrease in prepaid expenses and other assets of $1.0 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $4.9 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees, a decrease in deferred rent and other liabilities of $2.2 million and by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.2 million.
During the nine months ended September 30, 2021, net cash provided by operating activities was $26.0 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $30.2 million (net loss of $66.0 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges) and a decrease in prepaid expenses and other assets of $0.2 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $2.8 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees, a decrease of deferred rent of $0.5 million and by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $22.7 million. The cash used in investing activities included $17.8 million for the acquisition of three properties and $16.7 million in capital expenditures, partially offset by $11.8 million from the sale of the four LaSalle Properties.
Net cash used in investing activities during the nine months ended September 30, 2021 was $63.2 million. The cash used in investing activities included $146.1 million for the acquisition of one property and $11.5 million in capital expenditures, partially offset by $94.5 million of proceeds from sales of real estate investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $19.8 million during the nine months ended September 30, 2022 was comprised of cash outflows of payments of deferred financing costs of $0.9 million, dividends paid to holders of Series A Preferred Stock of $5.5 million, dividends to paid holders of Series B Preferred Stock of $4.8 million, payments for derivative instruments of $39,000 and principal payments on mortgages of $8.3 million.
Net cash provided by financing activities of $2.7 million during the nine months ended September 30, 2021 related to cash inflows from proceeds of the sale of preferred stock of $56.9 million, partially offset by cash outflows of payments of deferred financing costs of $0.2 million, dividends paid to preferred stockholders of $3.3 million, payments for derivative instruments of $0.1 million, net payments on credit facilities of $49.1 million and principal payments on mortgages of $0.9 million.
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and holders of our Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as the impact of COVID-19 on our tenants and operators. Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates may adversely impact our results of operations and thus ultimately our liquidity. Moreover, these increases in the rate of inflation, the ongoing war in Ukraine and related sanctions, supply chain disruptions and increases in interest rates, may also impact our tenants’ ability to pay rent and hence our results of operations and liquidity. For more information about the risks and uncertainties associated with inflation, the ongoing war in Ukraine and related sanctions, and labor shortages and labor costs, please see the Inflation and Part II – Item 1A. Risk Factors sections below.

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
As of September 30, 2022 we had $40.1 million of cash and cash equivalents, and our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of September 30, 2022, $222.8 million was available for future borrowings under our Revolving Credit Facility, of which $92.0 million was available for general corporate purposes and acquisitions, with the remainder available to repay other existing debt obligations.
Certain other restrictions and conditions described below, including those on paying cash dividends, will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and our Fixed Charge Coverage Ratio is not less than 1.50 to 1.00 for the most recently ended four fiscal quarters. The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We satisfied the conditions during the quarter ended September 30, 2022 in order to elect the quarter ending December 31, 2022 as the Commencement Quarter, but did not make the election to do so. There can be no assurance as to if, or when, we will, or will be able to, elect the Commencement Quarter, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
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
Financings
As of September 30, 2022, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 41.0%. Net debt totaled $1.0 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($40.1 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities ($22.4 million). Impairment charges are already reflected within gross asset value.
As of September 30, 2022, we had total gross borrowings of $1.1 billion, at a weighted average interest rate of 4.29%. As of December 31, 2021, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 3.44%. As of September 30, 2022, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of September 30, 2022 was $0.1 billion. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from dispositions prior to the Commencement Quarter must be used to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding.
Mortgage Notes Payable

As of September 30, 2022, we had $585.5 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2022 and 2023 are $0.3 million and $1.1 million, respectively.
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
The total commitments under the Credit Facility are $655.0 million including $505.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may, subject to conditions, be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to over $1.0 billion. As of September 30, 2022, $150.0 million was outstanding under our Term Loan, and no amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Credit Facility was $222.8 million based on the current borrowing base, of which $92.0 million was available for general corporate purposes and acquisitions, with the remainder available to repay other existing debt obligations. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the increases in operating costs, primarily costs arising from the use of contract labor for care providers and, to a lesser extent, the amount we pay in overtime wages and bonuses, due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
The equity interests and related rights in our wholly-owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of September 30, 2022, the Term Loan had an effective interest rate per annum equal to 5.12%. Under the Credit Facility, we must comply with covenants governing the maximum ratio of consolidated total indebtedness to consolidated total asset value, and requiring us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) on a quarterly basis, a minimum consolidated tangible net worth and a minimum debt service coverage ratio. We entered into the Fourth Amendment to the Credit Facility on August 11, 2022. As described above, pursuant to the Fourth Amendment, the Fixed Charge Coverage Ratio we must satisfy, based on the four most recently ended fiscal quarters, is (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter, provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00.
Without the Fourth Amendment, we would have been in default of the pre-amendment Fixed Charge Coverage Ratio for the four fiscal quarter period ended June 30, 2022. However, we were in compliance with the new covenants under the Credit Facility for the four fiscal quarter period ended September 30, 2022. There can be no assurance our lenders will consent to any further amendments that may become necessary in order to comply with the terms of the Credit Facility in the future. See Note 5 — Credit Facilities for additional information on the Fourth Amendment.
Fannie Mae Master Credit Facilities
As of September 30, 2022, $353.1 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for the remainder of 2022 and 2023 are $1.1 million and $5.8 million, respectively.
Capital Expenditures
During the nine months ended September 30, 2022, our capital expenditures were $16.7 million, of which $6.0 million related to our MOB segment and $10.7 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2022, however, the recent economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, we acquired one multi-tenant MOB and two single-tenant MOBs for an aggregate contract purchase price of $17.7 million. These acquisitions were funded with cash on hand.
Acquisitions — Subsequent to September 30, 2022
We have not acquired any properties subsequent to September 30, 2022. We have entered into three non-binding letters of intent to acquire six properties for an aggregate contract purchase price of $41.7 million. There can be no assurance we will complete these acquisitions on their contemplated terms, or at all. We anticipate primarily using cash on hand and, if necessary, proceeds from borrowings under our Revolving Credit Facility to fund the consideration required to complete this acquisitions.
Dispositions — Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, we completed the sale of the LaSalle Properties for an aggregate contract sales price of $12.4 million. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021.
Dispositions — Subsequent to September 30, 2022
Subsequent to September 30, 2022, we did not dispose of any properties.
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
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our proportionate share of FFO attributable to our stockholders. Our FFO calculation complies with NAREIT’s definition.

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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. As of September 30, 2022, all deferred amounts have been collected and we have not deferred any additional amounts since the year ended December 31, 2020. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The table below reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(23,303)	$(41,968)	$(71,159)	$(70,183)
Depreciation and amortization (1)	20,361	19,376	60,308	58,102
Impairment charges	8,949	26,642	25,786	33,601
(Gains) losses on sale of real estate investment	(194)	—	109	(2,284)
Adjustments for non-controlling interests (3)	(124)	(208)	(386)	(409)
FFO (as defined by NAREIT) attributable to stockholders	5,689	3,842	14,658	18,827
Acquisition and transaction related	199	2,198	1,153	2,453
Accretion of market lease and other intangibles, net	(176)	(61)	(421)	(100)
Straight-line rent adjustments	(183)	(148)	(1,236)	(693)
Straight-line rent (rent deferral agreements) (2)	—	(46)	—	(280)
Amortization of mortgage premiums and discounts, net	23	14	28	42
(Gain) loss on non-designated derivatives	(1,826)	33	(3,212)	32
Deferred tax asset valuation allowance (3)	216	17	1,358	(1,009)
Adjustments for non-controlling interests (4)	9	(8)	14	2
MFFO attributable to stockholders	$3,951	$5,841	$12,342	$19,274
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

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended September 30, 2022:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$9,465	$(7,875)	$1,323	$—	$—	$(641)	$(25,575)	$(23,303)
Impairment charges	—	8,949	—	—	—	—	—	8,949
Operating fees to related parties	—	—	—	—	—	—	6,333	6,333
Acquisition and transaction related	—	—	1	—	—	—	198	199
General and administrative	22	—	—	—	—	—	4,449	4,471
Depreciation and amortization	11,641	7,877	1,336	—	—	—	—	20,854
Interest expense	21	338	—	—	—	—	12,925	13,284
Interest and other income	(1)	—	—	—	—	—	(9)	(10)
Gain on sale of real estate investments	—	—	—	—	—	(194)	—	(194)
Gain on non-designated derivative instruments	—	—	—	—	—	—	(1,826)	(1,826)
Income tax (benefit) expense	—	—	—	—	—	—	77	77
Allocation for preferred stock	—	—	—	—	—	—	3,450	3,450
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(22)	(22)
NOI	$21,148	$9,289	$2,660	$—	$—	$(835)	$—	$32,262
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the three months ended September 30, 2021:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$9,664	$493	$74	$—	$281	$(26,600)	$(25,880)	$(41,968)
Impairment charges	—	—	—	—	—	26,642	—	26,642
Operating fees to related parties	—	—	—	—	—	—	6,045	6,045
Acquisition and transaction related	—	—	—	—	—	—	2,198	2,198
General and administrative	25	1	—	—	—	—	4,697	4,723
Depreciation and amortization	11,414	7,560	218	—	256	338	—	19,786
Interest expense	80	344	—	—	—	—	11,351	11,775
Interest and other income	(2)	—	—	—	—	—	(2)	(4)
Loss on non-designated derivative instruments	—	—	—	—	—	—	33	33
Income tax (benefit) expense	—	—	—	—	—	—	55	55
Allocation for preferred stock	—	—	—	—	—	—	1,834	1,834
Net income attributable to non-controlling interests	—	—	—	—	—	—	(331)	(331)
NOI	$21,181	$8,398	$292	$—	$537	$380	$—	$30,788

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the nine months ended September 30, 2022:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$18,801	$(15,291)	$4,013	$—	$24	$(2,324)	$(76,382)	$(71,159)
Impairment charges	10,644	15,142	—	—	—	—	—	25,786
Operating fees to related parties	—	—	—	—	—	—	19,003	19,003
Acquisition and transaction related	212	—	1	—	—	—	940	1,153
General and administrative	66	3	—	—	—	—	13,300	13,369
Depreciation and amortization	32,063	23,417	5,703	—	—	342	—	61,525
Interest expense	95	1,050	—	—	—	—	35,953	37,098
Interest and other income	(4)	(1)	—	—	(9)	—	(10)	(24)
Loss on sale of real estate investments	—	—	—	—	—	109	—	109
Gain on non-designated derivative instruments	—	—	—	—	—	—	(3,212)	(3,212)
Income tax (benefit) expense	—	—	—	—	—	—	159	159
Allocation for preferred stock	—	—	—	—	—	—	10,349	10,349
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(100)	(100)
NOI	$61,877	$24,320	$9,717	$—	$15	$(1,873)	$—	$94,056
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the nine months ended September 30, 2021:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$23,476	$6,546	$238	$—	$1,571	$(29,438)	$(72,576)	$(70,183)
Impairment charges	6,082	—	—	—	—	27,519	—	33,601
Operating fees to related parties	—	—	—	—	—	—	17,851	17,851
Acquisition and transaction related	—	3	—	—	—	—	2,450	2,453
General and administrative	70	11	—	—	—	—	13,237	13,318
Depreciation and amortization	32,538	22,650	1,180	—	1,743	1,279	—	59,390
Interest expense	242	1,062	—	—	—	—	34,712	36,016
Interest and other income	(18)	(1)	—	—	—	—	(41)	(60)
Gains (losses) on sale of real estate investments	—	—	—	—	(2,343)	59	—	(2,284)
Gain on non-designated derivative instruments	—	—	—	—	—	—	32	32
Income tax (benefit) expense	—	—	—	—	—	—	162	162
Allocation for preferred stock	—	—	—	—	—	—	4,402	4,402
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(229)	(229)
NOI	$62,390	$30,271	$1,418	$—	$971	$(581)	$—	$94,469
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
On February 20, 2018, the Board authorized the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, which is $0.85 per annum per share of common stock. Also, on August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the COVID-19 pandemic and to comply with the Credit Facility at the time. Under this distribution policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the estimated per share asset value in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
We declared and issued Stock Dividends of 0.01349 shares of our common stock on each share of our outstanding common stock in October 2020 and January 2021 and 0.014655 shares of our common stock on each share of our outstanding common stock in April 2021, July 2021, October 2021 and January 2022. We declared and issued Stock Dividends of 0.014167 shares of our common stock on each share of our outstanding common stock in April 2022, July 2022 and October 2022. The Board may further change our common stock distribution policy at any time, reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.
Under our Credit Facility we may not pay distributions to holders of common stock in cash or make any other cash distributions (including repurchases of shares of our common stock), subject to certain exceptions. These exceptions include paying cash dividends on the Series A Preferred Stock and the Series B Preferred Stock or any other preferred stock we may issue and paying any cash distributions necessary to maintain our status as a REIT. We may not pay any cash distributions (including dividends on Series A Preferred Stock and Series B Preferred Stock) if a default or event of default exists or would result therefrom. The restrictions on paying cash distributions will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter, we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and our Fixed Charge Coverage Ratio is not less than 1.50 to 1.00 for the most recently ended four fiscal quarters. There can be no assurance as to if, or when, we will be able to satisfy these conditions. We may only pay cash distributions on our common stock beginning in the Commencement Quarter and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, our ability to pay cash distributions may be limited by financial covenants in the Credit Facility, including our requirement to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges and a minimum debt service coverage ratio. Until four full fiscal quarters have elapsed after the commencement of the Commencement Quarter, the aggregate amount of permitted distributions and Modified FFO will be determined by using only the fiscal quarters that have elapsed from and after the Commencement Quarter and annualizing those amounts.
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Year-To-Date
	March 31, 2022		June 30, 2022		September 30, 2022		September 30, 2022
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Dividends to holders of Series A Preferred Stock	$1,833		$1,833		$1,834		$5,500
Dividends to holders of Series B Preferred Stock	1,527		1,706		1,616		4,849
Distributions paid to holders of Series A OP Units	46		46		46		138
Total distributions	$3,406		$3,585		$3,496		$10,487

Source of distribution coverage:
Cash flows provided by operations (1)	$3,406	100.0%	$3,585	100.0%	$3,496	100.0%	$10,487	100.0%
Total source of distribution coverage	$3,406	100.0%	$3,585	100.0%	$3,496	100.0%	$10,487	100.0%

Cash flows provided by operations (in accordance with GAAP)	$5,882		$7,855		$7,358		$21,095
Net loss (in accordance with GAAP)	$(23,400)		$(17,635)		$(19,875)		$(60,910)
______
(1)Assumes the use of available cash flows from operations before any other sources.
For the nine months ended September 30, 2022, cash flows provided by operations were $21.1 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock and Series B Preferred Stock with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities required interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific financial and reporting covenants. Pursuant to the terms of the Fourth Amendment entered into on August 11, 2022, as described above, the prior Fixed Charge Coverage Ratio, based on the four most recently ended fiscal quarters, of 1.50 to 1.00 was reduced to (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. There can be no assurance our lenders will consent to any further amendments that may become necessary in order to comply with the terms of the Credit Facility in the future. See Note 5 — Credit Facilities for additional information on the Fourth Amendment.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.2%. To help mitigate the adverse impact of inflation, approximately 90% of our leases with our tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over time by an average of 2.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 85.9% are fixed-rate, 4.1% are based on the Consumer Price Index and 10% do not contain any escalation provisions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The lenders have reduced the covenant requiring a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, based on the four most recently ended fiscal quarters, from 1.50:1.00 to (a) 1.20:1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35:1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45:1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. There can be no assurance our lenders will consent to any further amendments, or waivers or adjustments that may become necessary to comply with our Credit Facility in the future, and a breach of compliance of our Credit Facility could, among other things, impact our ability to use our Credit

Facility in the future, and could require us to repay amounts borrowed under our Credit Facility earlier than we otherwise would have been required to pay.
Covenants in our Credit Facility also require us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of September 30, 2022, we had $40.1 million of cash and cash equivalents, and $222.8 million was available for future borrowings under our Revolving Credit Facility. Our Credit Facility also restricts our sources of liquidity. Certain restrictions and conditions contained in the Credit Facility will no longer apply starting in the quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and, as revised by the Fourth Amendment, our Fixed Charge Coverage Ratio is not less than 1.50 to 1.00 for the most recently ended four fiscal quarters (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We satisfied the conditions during the quarter ended September 30, 2022 in order to elect the quarter ending December 31, 2022 as the Commencement Quarter, but did not make the election to do so. There can be no assurance as to if, or when, we will, or will be able to, elect the Commencement Quarter, including to the extent we may be unable to satisfy these conditions in future periods. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding, thus potentially reducing cash available for other uses. We may reborrow any amounts so repaid if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
Even if we are ultimately able to reborrow amounts generated by capital events that are required to be used to repay the Revolving Credit Facility, there still can be no assurance as to the additional amount we will be able to generate from capital events and therefore availability under our Credit Facility giving effect to any required repayment. Unencumbered real estate investments, at cost as of September 30, 2022 was $0.1 billion. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility or pledging them as security for a new mortgage loan. In addition, any capital-raising transaction, to the extent we are able to access the debt or equity capital markets (which is not assured) could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.
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
Certain provisions in our bylaws and agreements may deter, delay or prevent a change in our control.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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
10.1 (9)
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
(9)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 12, 2022, and incorporated by reference herein

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRUST, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Scott M. Lappetito
Scott M. Lappetito
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 10, 2022