Form 10-K
period 2022-12-31
Healthcare Trust, Inc.
filed 2023-03-17
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
__________________________________________________________________________________ ___________________________________________________________________________
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
Common stock, $0.01 par value per share
(Title of class)
Common Share Purchase Rights
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock.
As of March 14, 2023, the registrant had 106,566,638 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2022

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Healthcare Trust, Inc. (“we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required to do so by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

PART I
Item 1. Business
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office and other healthcare-related buildings (“MOBs”), and senior housing operating properties (“SHOPs”). As described in further detail herein, we operate in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
As of December 31, 2022, we owned 202 properties located in 34 states and comprised of 9.1 million rentable square feet. The following table summarizes our portfolio of properties as of December 31, 2022:

Asset Type	Number of Properties		Rentable Square Feet	Gross Asset Value (1)
				(In thousands)
Medical Office and Other Healthcare-Related Buildings	150		5,090,957	$1,423,804
Seniors Housing — Operating Properties (2)	52	(3)	4,030,413	1,140,608
Total Portfolio	202		9,121,370	$2,564,412
________
(1)Gross asset value represents total real estate investments, at cost ($2.6 billion total at December 31, 2022), net of gross market lease intangible liabilities ($23.5 million total at December 31, 2022). Impairment charges are already reflected within gross asset value.
(2)As of December 31, 2022, we had 4,374 rentable units in our SHOP segment.
(3)Includes two land parcels.

In constructing our portfolio, we are committed to diversifying our assets by geographic region. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2022:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet	Rentable Units in SHOP Segment
		(In thousands)
Northeast	25	$35,412	1,624,153	289
South	70	125,111	3,211,198	1,849
Midwest	76	106,233	2,799,910	1,642
West	31	46,862	1,486,109	594
Total Portfolio	202	$313,618	9,121,370	4,374
________
(1)    Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2022, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs (as defined below) for the fourth quarter of 2022.
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

Healthcare is the single largest industry in the United States based on contribution to Gross Domestic Product (“GDP”). According to the National Health Expenditures Projections, 2021 - 2030 report prepared by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow on average 5.1% per year for 2021 through 2030 and at an average annual growth rate of 5.3% per year from 2025 through 2030 and (ii) the healthcare industry projected share of GDP is projected to decrease slightly from 19.7% of U.S. GDP in 2020 to 19.6% by 2030. The increase in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor’s Bureau of Labor Statistics (the “Bureau of Labor Statistics”), the healthcare industry was one of the largest industries in the United States, providing approximately 21 million seasonally adjusted jobs as of December 31, 2021. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare practitioners and technical occupations and healthcare support) is projected to grow 13% from 2021 to 2031, adding approximately 2 million new jobs. This growth is expected due to an aging population and the projected increase in the number of individuals who will have access to health insurance. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for MOBs and other facilities that serve the healthcare industry. Since the beginning of the COVID-19 pandemic, the senior housing industry has been experiencing ongoing staffing shortages; however, the Bureau of Labor Statistics reported employment increases for nursing and assisted living facilities in 2022.
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
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for MOBs, seniors housing properties and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 94.7 million in 2060, up from 49.2 million in 2016. This group will grow more rapidly than the overall population. Thus, its share of the population will increase to 23% in 2060, from 15% in 2016. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that healthcare reform in the U.S. will continue to drive an increase in demand for medical services, and in particular, in the post-acute and long-term services which our tenants and operators provide. We may invest in healthcare assets through development and joint venture partnerships.
As of December 31, 2022, 2021 and 2020, none of our tenants (together with their affiliates) had annualized rental income on a straight-line basis representing 10% or greater of total annualized rental income on a straight-line basis for the portfolio.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2022, 2021 and 2020:

	December 31,
State	2022	2021	2020
Florida (1)	19.2%	17.7%	20.6%
Pennsylvania	*	*	10.4%
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
Medical Office and Other Healthcare-Related Buildings
As of December 31, 2022, we owned 150 MOBs and other health care related buildings under lease totaling 5.1 million square feet. These properties are leased to tenants that provide healthcare services that typically consist of:
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
Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. We include these types of assets in our MOB and other health care related segment when the property is leased to a tenant that operates the property.
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
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2022:

MOB Classification	Number of Properties	Rentable Square Feet
On Campus	19	1,111,254
Off Campus	131	3,979,703
Total	150	5,090,957

Affiliated	72	2,920,284
Non-affiliated	78	2,170,673
Total	150	5,090,957
Seniors Housing Properties
As of December 31, 2022, we owned 52 seniors housing properties under the RIDEA structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by an independent qualifying management company, which we also refer to as an operator who qualifies as an eligible independent contractor. Our seniors housing properties as of December 31, 2022 primarily consist of assisted living facilities (2,352 units), memory care facilities (1,109 units) and independent living facilities (882 units). These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.
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
Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. During the years ended December 31, 2021 and 2020, we took efforts to divest from SNFs through our property dispositions, and we have also converted many SNF units to memory care units in our existing properties, which have significantly reduced our SNF operations. As of December 31, 2022 our seniors housing properties included 31 SNF units.
Impact of COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the U.S. commenced. The COVID-19 pandemic has had, and could continue to have, an adverse impact on economic conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of the situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The COVID-19 pandemic had, and another pandemic in the future could have, impacts across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. Our MOB tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents, and concern regarding the transmission of COVID-19 impacted the willingness of persons to, among other things, live in or use facilities at our properties, and impacted the revenues generated by our tenants.
Our ability to lease space and negotiate and maintain favorable rents and the results of operations at our SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space at our MOB properties could decline, which could negatively impact occupancy percentage, revenue and net income. Additionally, downturns or stagnation of the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our SHOPs. Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates have adversely impacted, and may continue to impact, our results of operations. Moreover, these increases in the rate of inflation, the ongoing war in Ukraine and related sanctions, supply chain disruptions and increases in interest rates may also impact the ability of our tenants and residents to pay rent and hence our results of operations and liquidity. For more information about the risks and uncertainties associated with inflation, the ongoing war in Ukraine and related sanctions and labor shortages, please see the sections “Inflation” and “Part II—Item 1A. Risk Factors” below.
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways that vary by operating segment:

COVID-19 Impact — MOB Segment
The financial stability and overall health of our tenants is critical to our business. We took a proactive approach to achieve mutually agreeable solutions with our tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments providing for deferral of rent. Since the year ended December 31, 2020, we have not entered into any rent deferral agreements with any of our tenants in this segment, and all amounts previously deferred under prior rent deferral agreements have been collected.
COVID-19 Impact — SHOP Segment
In our SHOP segment, occupancy trended downward from March 2020 until June 2021 and has since stabilized and begun to recover. We also experienced lower inquiry volumes and reduced in-person tours since the onset of the COVID-19 pandemic. In addition, starting in March 2020, operating costs began to rise materially, including for services, labor, personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. We generally bear these cost increases at our SHOPs, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. These cost increases became more prominent throughout the year ended December 31, 2022 from a combination of factors: (i) we were impacted by rising inflation which generally increased the costs of services and supplies, (ii) we relied more on the use of temporary contract labor and agencies due to a shortage of qualified personnel and (iii) the amounts we paid to third party providers for wages, including overtime wages, and bonuses increased. Future developments in the course of the pandemic, increases to inflation, labor shortages and supply chain disruptions may cause further adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have material adverse effects on our revenues and net income in future quarters. While the continued development of COVID-19 vaccines may limit those effects, the effectiveness of vaccines and the willingness to receive vaccines are highly uncertain and cannot be predicted with confidence.
The financial impact of the COVID-19 pandemic on us has been partially offset by funds received under the CARES Act. We received $4.5 million, $5.1 million and $3.6 million in these funds during the years ended December 31, 2022, 2021 and 2020, respectively. For accounting purposes, we consider these funds as grant contributions from the government. The full amounts received were recognized as a reduction of property operating expenses in our consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020, respectively, to offset incurred COVID-19 expenses. We do not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the CARES Act program will be extended or any further amounts received under currently effective or potential future government programs.
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
Financing Strategies and Policies
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our revolving credit facility (our “Revolving Credit Facility”) and our Fannie Mae Master Credit Facilities, which include a secured credit facility with KeyBank National Association (the “KeyBank Facility”) and a secured credit facility with Capital One Multifamily Finance, LLC, an affiliate of Capital One, National Association (the “Capital One Facility”). The KeyBank Facility and Capital One Facility are referred to herein together as the “Fannie Mae Master Credit Facilities”. Our senior secured credit facility with KeyBank National Association (our “Credit Facility”) consists of two components, our Revolving Credit Facility and our term loan (our “Term Loan”). Our Credit Facility is secured by a pledged pool of the equity interests and related rights in wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base thereunder. We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, distributions and maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio, among other things. As of December 31, 2022 we were in compliance with these covenants. As of December 31, 2022, our total debt leverage ratio (net debt divided by gross asset value) was approximately 41.5%. Net debt totaled $1.1 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($53.7 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion), net of gross market lease intangible liabilities ($23.5 million). Cumulative impairment charges are already reflected within gross asset value.
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
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties. Generally, to qualify as a REIT, we cannot directly or indirectly operate seniors housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS. Accordingly, we have formed a TRS that is wholly owned by the OP to lease its SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf. As of December 31, 2022, we owned 52 seniors housing properties, including two land parcels, which we lease to our TRS. The TRS is a wholly-owned subsidiary of the OP.
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
Our tenants and operators must comply with a wide range of complex federal, state, and local laws and regulations, and the healthcare industry, in general, is the subject to increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the “Stark Law”), the False Claims Act (“FCA”), the Civil Monetary Penalties Law (“CMPL”), and a range of other federal and state regulations relating to waste, cost control, and healthcare management. The business and operations of our tenants and operators and therefore our business could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, legislative changes or new judicial challenges to the Patient Protection and Affordable Care Act (the “Affordable Care Act” or “ACA”), future attempts to reform healthcare, new interpretations of existing laws and regulations, and changes or increased emphasis on certain enforcement priorities. Our SHOP segment derives minimal revenues from Medicare and Medicaid so the impact of federal enforcement relating to waste, cost control, and healthcare management is limited; however, facilities may be subject to increased enforcement and scrutiny under state laws. In our SHOP segment, only one property receives payments from Medicare and Medicaid, and a small percentage of our assisted living revenue is derived from Medicaid. For our MOB segment, our tenants and operators could be effected, which could impact our tenants’ ability to pay rent.
Our tenants and operators are subject to extensive federal, state, and local laws, regulations and industry standards which govern business operations, physical plant and structure, patient and employee health and safety, access to facilities, patient rights - including privacy, price transparency, fewer restrictions on access to care - and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, reputational damage and closure of a facility. In addition, both government and private third-party payors will likely continue their efforts to reduce reimbursement. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies such as bundled payments, capitation payments, and discounted fee structures. Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees. All of these changes could impact our tenants’ ability to pay rent or other obligations to us.
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities, a skilled nursing facility and other healthcare entities and providers that receive reimbursement for services from third-party payors, including the government sponsored Medicare and Medicaid programs and private insurance carriers. To participate in the Medicare and Medicaid programs, tenants and operators of healthcare facilities and other healthcare providers must comply with the regulations previously referenced, as well as with licensing, certification and, in some states, certificate of need (“CON”) requirements.
In granting and renewing these licenses and certifications, the state regulatory agencies consider numerous factors relating to a facility’s operations, including, but not limited to, the plant and physical structure, admission and discharge standards, staffing, training, patient and consumer rights, medication guidelines and other rules. In the SHOP segment if a tenant and/or operator fails to maintain or renew any required license, certification or other regulatory approval, or to correct serious deficiencies identified in compliance surveys, the tenant and/or operator could be prohibited from continuing operations at a facility.
A loss of licensure or certification, as well as a change in participation status, could also adversely affect a tenant or operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect the tenant or operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us. In addition, if we have to replace an operator, we may experience difficulties in finding a replacement because our ability to replace the operator may be affected by federal and state laws governing changes in control and ownership.

Licensing and certification requirements also subject our tenants, and potentially operators, to compliance surveys and audits which are critical to the ongoing operations of the facilities. Our healthcare facilities must meet licensing and Medicare or Medicaid certification requirement, to the extend applicable relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with other federal, state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with, the terms of the tenant’s leases or the operator’s contractual obligation with us.
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
CON laws and regulations may restrict a tenant and operator’s ability to expand properties and grow the tenant and operator’s business in certain circumstances, which could have an adverse effect on the tenant’s or operator’s revenues and, in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us.
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
•The FCA (31 USC Sections 3729-3733) creates liability for any person who submits a false claim to the government or causes another to submit a false claim to the government or knowingly makes a false record or statement to get a false claim paid by the government. In what is known as reverse false claims, the FCA imposes liability where a person acts improperly to avoid having to pay money to the government. The FCA also creates liability for people who conspire to violate the FCA; and
•The CMPL (42 USC 1320a-7a for healthcare) authorizes the U.S. Department of Health and Human Services (the “HHS”) to impose civil penalties administratively for fraudulent acts. The scope of the Office of the Inspector General’s authority to enforce the CMPL was increased in 2016.
Courts have interpreted the fraud and abuse laws broadly. Sanctions for violating these federal laws include substantial criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from Medicare and Medicaid programs. These laws also impose an affirmative duty on tenants to ensure that they do not employ or contract with persons excluded from Medicare, Medicaid and other government programs. Many states have adopted laws similar to, or more expansive than, the federal fraud and abuse laws. States have also adopted and are enforcing laws that increase the regulatory burden and potential liability of healthcare entities including, but not limited to, patient protections, such as minimum staffing levels, criminal background checks, sanctions for employing excluded providers, restrictions on the use and disclosure of health information, and these state laws have their own penalties which may be in addition to federal penalties.

In the ordinary course of their business, the tenants, and potentially operators at our properties are regularly subject to inquiries, audits and investigations conducted by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts, accompanied by an increased pressure to eliminate government waste, has led to a significant increase in the number of investigations and enforcement actions over the past several years, a trend which is not anticipated to decrease considerably. Significant enforcement activity has been the result of actions brought by regulators, who file complaints in the name of the U.S. (and, if applicable, particular states) under the FCA or equivalent state statutes. Also, the qui tam and whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded. Individuals have tremendous potential financial gain in bringing whistleblower claims as the statute provides that the individual will receive a portion of the money recouped. Additionally, violations of the FCA can result in treble damages.
Violations of federal or state law or FCA actions against a tenant or operator of our properties could have a material adverse effect on the tenant’s and operator’s liquidity, financial condition or results of operations. Such a negative impact on a tenant’s or operator’s financial health could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of agreements with tenants and operators.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as “HIPAA”) to protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. The federal government has increased its HIPAA enforcement efforts over the past few years, which has increased the number of audits and enforcement actions, some of which have resulted in significant penalties to healthcare providers. Violations of federal and state privacy and security laws could have a material adverse effect on a tenant and operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
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
The ACA has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. While there are no current challenges to the ACA, that could change based on the make-up of Congress and the presidential administration. The uncertain status of the ACA and of the state Medicaid programs, among other things, affect our ability to plan for the future.
Federal and state budget pressures also continue to escalate and, in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may continue to enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits.
In addition to legislative and executive actions relating to the scope of the ACA, increased enforcement will likely continue to impact the financial framework for healthcare tenants and facilities. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2020, CMS announced its successes in reducing the 2020 Medicare improper payment rate and specifically called out the successes of its actions to address improper payments in home health and SNF claims. In 2021, CMS again successfully reduced the 2021 Medicare improper payment rate. The risk of improper payments in our SHOP segment is limited as only one property receives Medicare and Medicaid payments and a small percentage of our revenues come from assisted living facilities participating in Medicaid.
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
Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the health market, as well as telemedicine, telehealth and mobile health, are disrupting the heath industry and could lead to new trends in payment. All of the factors discussed-recoupment of past payments or denial or delay of future payments-could adversely affect a tenant’s or operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of its leases and other agreements with us. Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs.
We regularly assess the financial implications of reimbursement rule changes on our tenants and operators, but we cannot make any assurances that current rules or future updates will not materially adversely affect our tenants and operators, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See Item 1A. “Risk Factors — Risks Related to the Healthcare Industry — Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements could adversely affect the profitability of our tenants and operators and hinder their ability to make rent payments to us” and “A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by one of our tenants.”
Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2022 and we do not expect that we will be required to make any such material capital expenditures during 2023. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot make any assurances that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations during the year ended December 31, 2022 and do not expect that we will be required to make any such material capital expenditures during 2023.

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
Estimate of Net Asset Value
On April 1, 2022, we published an estimate of per share asset value (“Estimated Per-Share NAV”) equal to $15.00 as of December 31, 2021. Our previous Estimated Per-Share NAV was equal to $14.50 as of December 31, 2020. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in early April 2023. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increase when dividends paid in stock are issued. We intend to publish Estimated Per-Share NAV periodically at the discretion of our board of directors (the “Board”), provided that such estimates will be made at least once annually.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the Securities and Exchange Commission (“SEC”). One may read and copy any materials we file with the SEC at the SEC’s Internet address located at https://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which one may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website www.healthcaretrustinc.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.
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

•The healthcare industry is heavily regulated, and we, our tenants, and operators may be impacted by new or existing laws or regulations, or changes to these laws or regulations, such as the CARES Act and the auditing and reporting requirements instituted by the CARES Act.
•Loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue depends upon the success and economic viability of our tenants. Lease terminations, tenant default and bankruptcy have adversely affected and could in the future adversely affect our income and cash flow.
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

A total of 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2022 was generated from the state below:

State	Percentage of Straight-Line Rental Income
Florida	19.2%

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
All dividends or other distributions on our common stock are paid in the discretion of our board of directors. We have not paid cash distributions since 2020. We have recently been issuing dividends in the form of common stock valued at the Estimated Per-Share NAV in effect on the applicable date. There is no assurance we will continue to do so or when or if we will pay dividends or distributions in cash. We last published an Estimated Per-Share NAV on April 1, 2022. The estimate was as of December 31, 2021 and has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in early April 2023. Dividends issued in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when stock dividends are issued; however, because each common stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. As described herein, we will not be able to pay cash distributions on our common stock until we satisfy certain conditions set forth in our Revolving Credit Facility. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Further, if we do not pay dividends on our Series A Preferred Stock or Series B Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof, as applicable, and, whenever dividends on the Series A Preferred Stock or Series B Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock or Series B Preferred Stock will have the right to elect two additional directors to serve on our board.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets.
The impact of the COVID-19 pandemic evolved rapidly. In many states and cities where our properties are located, measures including “shelter-in-place” or “stay-at-home” orders were issued by local, state and federal authorities for much of 2020 and early part of 2021 and social distancing measures that resulted in closure and limitations on the operations of many businesses and organizations. Although most of these measures have been lifted, they may be reinstated in the future in response to COVID-19 or other pandemics, endemics or health emergencies. Our tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents. COVID-19 has impacted, and will likely continue to impact, the willingness of persons to, among other things, live in or use facilities at our properties, and impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due.
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
MOB Segment
Within our MOB portfolio, the transmission of COVID-19 has impacted, and could continue to impact, the willingness of persons to seek medical care for non-urgent issues. Further, the COVID-19 pandemic adversely impacted, and may continue to impact, the business of our MOB tenants by causing a decline in the number of patients seeking treatment, by disrupting or delaying production and delivery of medical supplies such as necessary pharmaceuticals (including due to a diversion of resources and priorities toward the treatment of COVID-19) or by causing staffing shortages, which disrupted property operations. The complete or partial closures of, or other operational issues at, one or more of our properties resulting from the impacts of COVID-19, and may continue to increase the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators.
As a result of these and other factors, tenants or operators that experience deteriorating financial conditions as a result of the outbreak of COVID-19 have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We reported cash collections of nearly 100% for the MOB facilities segment for the year ended December 31, 2022 as of February 28, 2023. However, the impact of the COVID-19 pandemic on our tenants and operators and thus our ability to collect rents in future periods cannot be determined as present and the amount of cash rent collected during the past two years may not be indicative of any future period.
SHOP Segment
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our SHOP portfolio, occupancy has decreased compared to that in March 2020. During the pandemic, governmental policies and implementation of infection control best practices materially limited or closed communities to new resident move-ins which affected our ability to fill vacancies. We have also experienced lower inquiry volumes and reduced in-person tours during the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our tenants and operators took appropriate actions to protect residents and caregivers. At the SHOP facilities, we generally bear these cost increases. See below for additional information on the CARES Act. These trends accelerated beginning in the second quarter of 2020, continued into early 2021, until stabilizing in the third quarter. Future developments in the course of the pandemic may have adverse impacts on our occupancy and cost levels, and these trends may continue to impact us in the future and have a material adverse effect on our revenues and results of operations.
COVID-19 and its variants have been particularly harmful to seniors and persons with other pre-existing health conditions. There have been incidences of infection among the residents and staff at our SHOPs. Further incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and net income, as well as cause significant reputational harm to us and our tenants, managers and operators. Due to the contagious nature of COVID-19, residents at our SHOPSs may decide to leave the community and the workforce at these facilities may similarly shrink. The tenants and operators may be required, or may otherwise determine that it would be prudent, to impose a quarantine of an indeterminate duration. We have and may also be required to incur additional costs to identify, contain and remedy the direct or indirect impacts of the COVID-19 pandemic, including costs related to implementing quarantines and vaccinations. Moreover, if seniors housing properties across the U.S. experience high levels of residents infected with COVID-19, including its variants, and related deaths, potential residents may delay or forego moving into seniors housing properties. As a result, our operating results from our SHOPs, and the value of these properties, may be materially adversely affected.
The long-term impact on our tenants and operators in our SHOP segment cannot be determined at present. We may continue to experience defaults and additional requests for rent deferrals or abatements or other allowances particularly if our tenants continue to experience financial distress and increased operating costs or if healthcare facilities and SHOPs continue to experience downward pressures on occupancy and increased costs. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed as a result of any federal, state or local restrictions on tenant evictions for failure to make contractual rent payments, which may result in higher reserves for bad debt. If any of our tenants, any guarantor of a tenant’s lease obligations or an operator, files for bankruptcy, we could be further adversely affected due to loss of revenue and a decline in income produced by the property or properties.
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
•difficulty in repositioning properties where we or our tenants or operators have terminated or do not renew the leases or management agreements with another tenant or operator may be exacerbated by the COVID-19 pandemic, as new tenants or operators may not be willing to take on the increased exposure, especially while active cases are occurring;
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
•increased operating risks resulting from changes to operations of our operators, including their personnel, which may adversely impact the service provided by our operators with respect to our SHOPs; and

•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants and operators will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus, or its variants, which could result in further government restrictions, the efficacy of available vaccines and boosters or other remedies developed, the efficacy of on-going efforts to distribute and administer available vaccines and boosters, the actions taken to contain the pandemic or mitigate its impact, including vaccine mandates and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material adverse effect. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the COVID-19 pandemic.
There is uncertainty surrounding the administration and effect of the CARES Act and the auditing and reporting requirements instituted by the CARES Act.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which provided funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We received $4.5 million, $5.1 million and $3.6 million in these funds during the years ended December 31, 2022, 2021, and 2020, respectively. We do not anticipate that any further funds under the CARES Act will be received and, there can be no assurance that any further amounts will be received under potential future government programs related to COVID-19. We consider the funds to be a grant contribution from the government and the full amount was recognized as a reduction of property operating expenses in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.
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
On occasion, tenants at certain properties in our MOB segment and residents at certain properties in our SHOP segment have been in default under their leases to us. These defaults negatively impact our results of operations. We incurred $3.2 million, $1.1 million and $2.7 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Our tenants or operators that experience deteriorating financial conditions have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. There is no assurance we will continue to collect at the current rates. Our ability to collect rents in future periods may be impacted by issues or events that cannot be determined as present and the amount of cash rent collected during 2022 may not be indicative of any future period.
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
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rate in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rent increases. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the advisory agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations.
For the year ended December 31, 2022, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 6.5%. To help mitigate the adverse impact of inflation, approximately 90% of our leases with tenants in our MOB segment contain rent escalation provisions in their base rent which average 2.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. Approximately 86% are fixed-rate, 4.1% are based on the Consumer Price Index and 10% do not contain any escalation provisions.
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
We invest in SHOPs using the RIDEA structure which permits REITs such as us to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility. As of December 31, 2022, we had four eligible independent contractors operating 52 SHOPs (including two land parcels). We may in the future, transition other MOB facilities, which may or may not be experiencing declining performance, to third-party managed facilities using the RIDEA structure, in connection with which they would also transition from our MOB segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
The income we generate from SHOPs is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. As noted herein, we have experienced declines in occupancy at our SHOPs since the onset of the pandemic. There is no assurance we will be able to mitigate these declines. Further, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses or other trained personnel or general inflationary pressures have forced the operator to enhance pay and benefit packages to compete effectively for personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. The impact on staffing has resulted in increased turnover amongst staff and greater reliance on staffing agencies, which could have the effect of increased insurance premiums. Any additional increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator’s senior management or equity ownership could adversely affect the income we receive from our SHOPs.
The tenants of our SHOPs are generally required to be holders of the applicable healthcare licenses for the healthcare services they administer. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue from the impacted property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described herein. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs such as Medicare or Medicaid, administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we may be subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint, or data breach. Furthermore, to the extent our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
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
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our net income for GAAP purposes, including $27.6 million, during the year ended December 31, 2022. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants and operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us. In some states, healthcare facilities are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant and may restrict a tenant’s or operator’s ability to expand properties and grow the tenant’s or operator’s business in certain circumstances, which could have an adverse effect on the operator’s or tenant’s revenues, and in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants and operators. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect the ability of our tenants’ to make rental payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our tenants. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. The legal challenges and legislative initiatives to roll back the Affordable Care Act continues and the outcomes are uncertain. In June of 2021, the Supreme Court of the United States for a third time declined to invalidate the Affordable Care Act. There is no assurance that future litigation or legislative initiatives will not attempt to do so. There are no current challenges to the Affordable Care Act but that could change based on the makeup of Congress and presidential administration. The regulatory uncertainty and the potential impact on our tenants could have an adverse material effect on their ability to satisfy their contractual obligations. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants.
Health insurance coverage under the Affordable Care Act is likely going to continue to expand 2023. However, the repeal of the individual mandate penalty included in the Tax Cuts and Jobs Act of 2017, recent actions to increase the availability of insurance policies that do not include Affordable Care Act minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us. These risks could be mitigated by our limited participation in governmental-sponsored payor programs.
The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants and operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, the ability of our tenants’ to participate in federal health programs may be adversely affected. Moreover, there may be other comprehensive healthcare reform legislation, which, depending on how they are implemented, could materially and adversely affect our operators.
The Affordable Care Act also requires the reporting and return of overpayments. Healthcare providers that fail to report and return an overpayment could face potential liability under the FCA and the CMPL and exclusion from federal healthcare programs. Accordingly, if our tenants fail to comply with the Affordable Care Act’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.
Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements, could adversely affect the profitability of our tenants and operators and hinder their ability to make rent payments to us.
Our tenants and operators may receive payments from the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants and operators. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies, such as bundled payments, capitation payments and discounted fee structures. As a result, our tenants and operators may face significant limits on the reimbursed and on reimbursement rates and fees. All of these changes could impact the ability of our tenants’ to pay rent or our operator’s ability to meet their obligations to us. In addition, tenants and operators in certain states have experienced delays; some of which are, have been, and may be late in receiving reimbursements, which have adversely affected their ability to make rent payments to us. Further, failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the Affordable Care Act through the Medicaid expansion and health insurance exchanges may be scaled back or eliminated in the future due to ongoing legal challenges and the future status of the Affordable Care Act is unknown. We cannot ensure that of our tenants or operators who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide.
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
Our tenants and operators may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants and operators may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. Medicare Access and CHIP Reauthorization Act (“MACRA”) has also established a new payment framework, which modified certain Medicare payments to eligible clinicians, representing a fundamental change to physician reimbursement. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.
Transfers of healthcare facilities to successor tenants and/or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals, zoning approvals, and Medicare and Medicaid provider arrangements that are either not required, or enjoy reduced requirements, in connection with transfers of other types of commercial operations and other types of real estate. The replacement of any tenant and/or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the tenant or, if applicable, operator, licensed to operate the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which could expose us to successor liability, require us to indemnify subsequent entities to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other use. Furthermore, transitioning to a new tenant and/or operator could cause disruptions at the operations of the properties and, if there is a delay in the new tenant or operator obtaining its ability to receive reimbursement from third-party payors.
A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by one of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services (“CMS”), contributing to pressure to contain healthcare costs and additional operational requirements, which may impact the ability of our tenant to make rent payments to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenant may face reductions in reimbursement rates and fees. A delay in receiving reimbursements could adversely affect its ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and tenant, which may affect its ability to make contractual payments to us. These risks could be mitigated by our limited participation in government-sponsored payor programs.
There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, and availability of, healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our one SNF has, and may continue to experience, limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities.
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
Certain of our facilities may be subject to pre- and post-payment reviews and audits by governmental authorities, which could result in recoupments, denials or delay of payments and could adversely affect the profitability of our tenants and operators.
Certain of our facilities may be subject to periodic pre- and post-payment reviews and audits by governmental authorities. If the review or audit shows a facility is not in compliance with federal and state requirements, previous payments to the facility may be recouped and future payments may be denied or delayed. Recoupments, denials or delay of payments could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us and the ability of our operators to satisfy their ongoing contractual obligations.
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our SHOPs could cause our occupancy rates and resident fee revenues to decline.
Assisted and independent living services generally are not reimbursable under as Medicare and our facilities have limited participation in Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our SHOPs. A weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the operators of our SHOPs are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our SHOPs could decline.
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

Some tenants and operators of our healthcare-related assets must comply with fraud and abuse laws, the violation of which by either may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.
Our lease arrangements with certain tenants and our management agreements with certain operators may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition (commonly referred to as the “Stark Law”), which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the CMPL, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Additionally, some states may have laws similar to the Federal Anti-Kickback Statute and the Stark Law expanding their respective prohibitions to private insurance.
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
Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s and operator’s business, reputation, and ability to operate or to make rent payments. Increased funding for investigation and enforcement efforts, accompanied by an increased pressure to eliminate government waste, has led to a significant increase in the number of investigations and enforcement actions over the past several years, a trend which is not anticipated to decrease considerably.
Tenants and operators of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, certain types of tenants and operators of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants and operators may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants and operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare and Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s or operator’s financial condition. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or operator is required to pay uninsured punitive damages, or if a tenant or operator is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s or operator’s business, operations and the tenant’s ability to pay rent to us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the tenants and operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Tenants and operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. The resources of our skilled nursing units are primarily derived from government-funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our one SNF and limited assisted living facilities that participate in Medicaid could be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors, including the ongoing COVID-19 pandemic and its related effects. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses, which is worsened by the nationwide staffing shortage. The economic deterioration of a tenant or operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of a tenant or operator may adversely affect the income produced by the property or properties it operates.
The performance and economic condition of our tenant and operators may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a seniors housing facility tenant or operator may result in the imposition of fines or other penalties that could jeopardize that tenant’s or operator’s ability to make payments to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. Any such legislation could materially impact our tenant or operators in an adverse fashion.
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
The internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations (including our tenants, operators, and other third-party operators of our healthcare facilities) are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.

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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chief executive officer, and Scott Lappetito, our chief financial officer, treasurer and secretary. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered.

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
As of December 31, 2022, we had total outstanding indebtedness of $1.1 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
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
In most instances, we acquire real properties by using either existing financing or borrowing new funds. We may incur debt and pledge the underlying property as security for that debt to obtain funds to acquire additional properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction, we may use additional borrowings to fund the shortfall. Using debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may also fully or partially guarantee mortgage debt incurred by the subsidiary entities that own our properties. In those cases, we will be responsible to the lender for repaying the debt if it is not paid by the entity. In the case of mortgages containing cross-collateralization or cross-default provisions, a default on a single mortgage could affect multiple properties.
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
The lenders have reduced the covenant requiring a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges based on the four most recently ended fiscal quarters, from 1.50:1.00 to (a) 1.20:1.00 for the period that commenced with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35:1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45:1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50:1.00. Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20:1.00 to 1.35:1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods.
Covenants in our Credit Facility also require us to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of December 31, 2022, we had $53.7 million of cash and cash equivalents, and $203.4 million was available for future borrowings under our Revolving Credit Facility. Our Credit Facility also restricts how we may use our sources of liquidity. Certain restrictions and conditions contained in the Credit Facility will no longer apply starting in the quarter in which we make an election as, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and, as revised by the Fourth Amendment, our Fixed Charge Coverage Ratio is not less than 1.50 to 1.00 for the most recently ended four fiscal quarters (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We did not satisfy the conditions during the quarter ended December 31, 2022 in order to elect the quarter ending March 31, 2023 as the Commencement Quarter. There can be no assurance as to if, or when, we will, or will be able to, elect the Commencement Quarter, including to the extent we may be unable to satisfy these conditions in future periods. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. We may borrow additional amounts if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the decreases in net operating income at the properties comprising the borrowing base from the use of contract labor for care providers and, to a lesser extent, the amount we pay in overtime wages and bonuses. In connection with the Fourth Amendment, the borrowing base advance rate was reduced from 55% to 52.5% (until we elect the Commencement Quarter, after which the borrowing base advance rate would revert back to 55%), which may also impact our availability. Our ability to increase the amount of cash we generate from property operations depends on a variety of factors as well as our ability to complete acquisitions of new properties on favorable terms and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on favorable terms and conditions, if at all, particularly if we do not have a source of capital available that will allow us to do so. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective. Because shares of common stock are only offered and sold pursuant to our distribution reinvestment plan (“DRIP”) in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash, so this source of capital will not be available unless and until we are able to resume paying cash distributions on our common stock. There is also no assurance that participation in the DRIP will be maintained at current or higher levels if the DRIP becomes a source of capital in the future.
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
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. For example, recent credit and capital market conditions have been characterized by volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs more challenging or expensive. We also face a heightened level of interest rate risk as the U.S. Federal Reserve Board tapers its quantitative easing program and raises interest rates. All of these actions will likely lead to increases in borrowing costs.
If our overall cost of borrowings continue to increase, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets, may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties and meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
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
We have mortgages, credit facilities and derivative agreements that have terms that are based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2022, we have nine designated interest rate swaps with a notional amount of $578.5 million, which effectively fixes a portion of our variable-rate debt. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. They ceased publishing the one-week and two-month USD LIBOR settings effective December 31, 2021. The remaining USD LIBOR settings, including the USD LIBOR rates currently relevant to us, will continue to be published through June 30, 2023. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. Certain of our agreements that have terms that are based on LIBOR have alternative rates already contained in the agreements while others do not. We anticipate that we will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness.
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
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2022 in early April 2023. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.

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
Our board estimates the per-share net asset value of our common stock only on an annual basis. In connection with any valuation, the board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties. Because the process of making this estimate is conducted annually, this process may not account for material events that occur after the estimate has been completed for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, cash dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. The Estimated Per-Share NAV reflected Stock Dividends actually issued as of December 31, 2021, but has not been adjusted to reflect or consider any of the other stock dividends that were issued and will not be adjusted for stock dividends paid or that may be issued in the future until the Board determines a new Estimated Per-Share NAV which is expected in early April 2023. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increases when dividends paid in stock are issued reducing the Estimated Per-Share NAV. The Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our estimated per-share NAV may differ significantly from our actual per-share net asset value at any given time.
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022, we had the following stock issued and outstanding: (i) 105,080,531 shares of common stock; (ii) 3,977,144 shares of Series A Preferred Stock; and (iii) 3,630,000 shares of Series B Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock and Series B Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock or Series B Preferred Stock, the board, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock or may classify or reclassify any unissued shares into other classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
We may issue shares in public or private offerings in the future, including shares of our common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder and pursuant to the DRIP. We may also issue partnership units in the OP designated as “Common OP Units” to sellers of properties we acquire which, subject to satisfying certain requirements, would give the holder of Common OP Units the option to redeem Common OP Units for shares of our common stock or cash at our option. We also may issue securities that are convertible into shares of our common stock.
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
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013, and intend to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if the Board determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured, and intend to continue structuring, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT qualification, we might be required to borrow funds or liquidate some investments in order to pay the applicable taxes.
Even as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as any TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash flow.
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
We will use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, and (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may lease some of our seniors housing properties that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those qualified health care properties on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and we would become subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our qualified health care properties are not properly leased to a TRS or the managers of those qualified health care properties do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any of our seniors housing properties that are qualified health care properties and can only indirectly participate in the operation of qualified health care properties on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A qualified health care property is any real property (and any personal property incident to that real property), which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facilities, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a qualified health care property that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases qualified health care properties from us will not be treated as a related party tenant with respect to our qualified health care properties that are managed by an eligible independent contractor.
An eligible independent contractor is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a qualified health care property, is actively engaged in the trade or business of operating qualified health care properties for any person not related to us or the TRS. Among other requirements to qualify as an independent contractor, a manager must not own, directly or applying attribution provisions of the Code, more than 35% of the shares of our outstanding stock (by value), and no person or group of persons can own more than 35% of the shares of our outstanding stock and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our shares by our managers and their owners will not be exceeded.

If our leases with TRSs are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rent paid by TRSs to the OP pursuant to the lease of our qualified healthcare properties will constitute a substantial portion of our gross income. For that rent to qualify as rents from real property for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
We may choose to make distributions in shares of our common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, as much as 80% of the aggregate distributions may be in shares of our common stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution of shares of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the value of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. Because there is no established trading market for shares of our common stock, stockholders may not be able to sell shares of our common stock to pay taxes owed on dividend income.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective U.S. federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of the amounts that we pay to our stockholders generally may (a) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that such portion is attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent that such portion is attributable to dividends we receive from TRSs, or (c) constitute a return of capital to the extent that such portion exceeds our accumulated earnings and profits as determined for U.S. federal income tax purposes. With respect to qualified dividend income, the current maximum U.S federal tax rate applicable to U.S. noncorporate stockholders is 20% (or 23.8% including the 3.8% surtax on net investment income). Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation. A return of capital is not taxable but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.

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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
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
Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of shares of our stock.
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
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides the Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. The Board has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.

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
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund,” certain entities wholly owned by a qualified foreign pension fund and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI . Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Recently proposed regulations would apply special look-through rules to certain U.S. corporate stockholders in determining whether a REIT is domestically controlled. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our stock, or (c) a holder of shares of our stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares of our stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2022:

Portfolio	Number of Properties		Rentable Square Feet	Percent Leased (1)		Weighted Average Remaining Lease Term (2)	Gross Asset Value (3)
							(In thousands)
Medical Office and Other Healthcare Related Buildings	150		5,090,957	90.4%		4.9	$1,423,804
Seniors Housing — Operating Properties	52	(4)	4,030,413	75.1%	(5)	N/A	1,140,608
Total Portfolio	202		9,121,370				$2,564,412
_______________
(1)Inclusive of leases signed but not yet commenced as of December 31, 2022.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2022.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of December 31, 2022), net of gross market lease intangible liabilities ($23.5 million total as of December 31, 2022). Impairment charges are already reflected within gross asset value.
(4)Includes two parcels of land.
(5)Weighted by unit count as of December 31, 2022. As of December 31, 2022, we had 4,374 rentable units in our SHOP segment. Excludes land parcels.
N/A    Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2022:

State	Number of Properties	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rentable Square Feet	Rentable Units in SHOP Segment
		(In thousands)
Alabama	1	$176	0.1%	5,564	0.1%	—
Arizona	14	9,743	3.1%	509,534	5.6%	—
Arkansas	3	14,615	4.7%	248,783	2.7%	299
California	8	18,580	5.9%	446,723	4.9%	247
Colorado	3	1,727	0.6%	67,016	0.7%	—
Florida	23	60,216	19.2%	1,099,729	12.1%	812
Georgia	16	27,439	8.7%	802,691	8.8%	624
Idaho	1	3,959	1.3%	55,846	0.6%	95
Illinois	21	24,855	7.9%	858,036	9.4%	356
Indiana	8	4,693	1.5%	208,672	2.3%	—
Iowa	14	29,185	9.3%	585,667	6.4%	679
Kansas	1	4,309	1.4%	49,360	0.5%	71
Kentucky	2	3,952	1.3%	92,875	1.0%	114
Louisiana	1	656	0.2%	17,830	0.2%	—
Maryland	1	1,046	0.3%	36,260	0.4%	—
Massachusetts	3	846	0.3%	36,563	0.4%	—
Michigan	11	14,705	4.7%	420,298	4.6%	311
Minnesota	1	1,098	0.4%	36,375	0.4%	—
Mississippi	3	1,716	0.5%	73,859	0.8%	—
Missouri	2	7,715	2.5%	96,016	1.1%	146
Nevada	2	3,270	1.0%	86,342	0.9%	—
New Jersey	1	773	0.2%	25,164	0.3%	—
New York	4	2,598	0.8%	119,602	1.3%	—
North Carolina	3	1,555	0.5%	90,650	1.0%	—
Ohio	5	7,863	2.5%	172,085	1.9%	—
Oklahoma	2	1,092	0.3%	47,407	0.5%	—
Oregon	2	7,551	2.4%	267,748	2.9%	252
Pennsylvania	17	31,195	9.9%	1,442,824	15.8%	289
South Carolina	2	1,103	0.4%	52,527	0.6%	—
Tennessee	3	3,219	1.0%	177,489	1.9%	—
Texas	9	6,693	2.1%	403,369	4.4%	—
Virginia	1	1,633	0.3%	62,165	0.7%	—
Washington	1	2,031	0.6%	52,900	0.6%	—
Wisconsin	13	11,810	3.8%	373,401	4.1%	79
Total	202	$313,617	100%	9,121,370	100%	4,374

__________
(1)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2022, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs based off the fourth quarter of 2022.
Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us (excluding our SHOP segment) over the next ten years and thereafter as of December 31, 2022. The SHOP segment is excluded as the leases of units with residents are generally for annual periods or month to month. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2023	$106,009
2024	99,507
2025	88,452
2026	80,462
2027	62,175
2028	45,274
2029	38,165
2030	34,468
2031	29,247
2032	22,472
Thereafter	45,649
$651,880
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding our SHOP segment) as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2023	70	$6,249	5.8%	272,362	5.9%
2024	99	12,069	11.2%	543,459	11.9%
2025	71	7,788	7.3%	326,401	7.1%
2026	82	17,801	16.6%	1,000,453	21.8%
2027	95	15,701	14.6%	815,793	17.8%
2028	34	10,457	9.7%	397,495	8.7%
2029	20	3,191	3.0%	140,652	3.1%
2030	23	4,498	4.2%	182,801	4.0%
2031	15	4,820	4.5%	174,374	3.8%
2032	29	13,049	12.2%	435,838	9.5%
Total	538	$95,623	89.1%	4,289,628	93.6%
_____________
(1)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2022, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2022, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for our portfolio.
Significant Portfolio Properties
As of December 31, 2022, the rentable square feet or annualized rental income on a straight-line basis of one property represented 5% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis:

Wellington at Hershey’s Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey’s Mill, a seniors housing property located in West Chester, Pennsylvania. Wellington at Hershey’s Mill, which is leased to our TRS and operated and managed on our behalf by a third-party operator in our SHOP segment, contains 491,710 rentable square feet and consists of 193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 32 units dedicated to memory care patients. As of December 31, 2022, this property represented 5.4% of our total rentable square feet and 4.8% of our total annualized rental income on a straight-line basis.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2022 and 2021.

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
Estimated Per-Share Net Asset Value
Overview
On March 28, 2022, the independent directors of the Board, who comprise a majority of the Board, unanimously approved an estimated per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2021 (the “Valuation Date”) equal to $15.00. The Estimated Per-Share NAV of $15.00 fell within the range of the values reported by Kroll, LLC ("Kroll"), an independent third-party real estate advisory firm engaged by us. The range of values provided by Kroll was based on the estimated fair value of our assets less the estimated fair value of our liabilities and the liquidation value of our Series A Preferred Stock and the liquidation value of our Series B Preferred Stock, divided by 99,717,390 shares of common stock outstanding as of December 31, 2021. The common stock outstanding amount used to calculate the Estimated Per-Share NAV as of December 31, 2021 included the dividends declared and issued entirely in shares of our common stock through December 31, 2021, but did not include any other dividend declared and payable in whole or in part in shares of our common stock subsequent to December 31, 2021.
In determining the Estimated Per-Share NAV of $15.00, the independent directors of the Board considered various factors, including the information provided by Kroll, the impact of the stock dividend that was issued in January 2022, the fact that properties held for sale or under contract for sale at December 31, 2021 were valued based on their contract sale prices and without giving consideration to the reinvestment of the sale proceeds, and the impact of the COVID-19 pandemic.
The Estimated Per-Share NAV has not been adjusted for any stock dividend(s) issued subsequent to December 31, 2021 and will not be until a new Estimated Per-Share NAV is published. We intend to publish an Estimated Per-Share NAV as of December 31, 2022 in early April 2023.
Process
Consistent with our valuation guidelines, we engaged Kroll to perform appraisals of our real estate assets (each asset individually, a “Real Estate Asset” and collectively, the “Real Estate Assets”) as of the Valuation Date and provided a valuation range for each Real Estate Asset. In addition, Kroll was engaged to review, and incorporate in its report, our market value estimate regarding other assets, liabilities, and the liquidation value of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock as of the Valuation Date. Kroll has extensive experience estimating the fair value of commercial real estate.
The method used by Kroll to appraise the Real Estate Assets in the report furnished to the Advisor and the Board by Kroll (the “Kroll Report”) complies with the Institute of Portfolio Alternatives (formerly known as the Investment Program Association) Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. Also, Kroll advised that the scope of work performed was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. We have engaged Kroll for the past six years to assist in determining our Estimated Per-Share NAV. For preparing the Kroll Report, we paid Kroll a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. Other than its engagement as described herein and its engagements to provide certain purchase price allocation and other real estate valuation services, Kroll does not have any direct interests in any transaction with us.
Potential conflicts of interest between Kroll, on one hand, and us or the Advisor, on the other hand, may arise as a result of (1) the impact of the findings of Kroll in relation to our Real Estate Assets, or the assets of real estate investment programs sponsored by affiliates of the Advisor, on the value of ownership interests owned by, or incentive compensation payable to, directors, officers or affiliates of us and the Advisor, or (2) Kroll performing valuation services for other programs sponsored by affiliates of the Advisor, as well as other services for us. While we and other programs sponsored by affiliates of the Advisor have engaged and may engage Kroll or its affiliates in the future for valuations and real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of Kroll.

Valuation Methodology
Kroll performed a full valuation of our Real Estate Assets utilizing an income capitalization approach consisting of the Direct Capitalization Method or the Discounted Cash Flow Method and certain other approaches, including the acquisition price, disposition price, and sales comparison approach. These approaches are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is generally comprised of (i) the sum of (A) the estimated value of the Real Estate Assets and (B) the estimated value of the other assets, minus (ii) the sum of (C) the estimated value of debt and other liabilities (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of the respective affiliates based on our aggregate net asset value and payable in our hypothetical liquidation as of the Valuation Date (which was zero as of December 31, 2021), and (E) the liquidation value of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, divided by (iii) the number of shares of common stock outstanding as of the Valuation Date, which was 99,717,390. In determining the Estimated Per-Share NAV, the independent directors of the Board also considered the impact of other factors described herein that were not specifically quantified. Shares of common stock outstanding for these purposes is the sum of shares of common stock outstanding, including vested and unvested restricted shares, and partnership units of our operating partnership designated as “Common OP Units,” excluding performance-based restricted partnership units of our operating partnership designated as “Class B Units” because the Advisor concluded that, in a hypothetical liquidation at such Estimated Per-Share NAV, it may not be entitled to any incentive fees or Class B Units. The Advisor determined the Estimated Per-Share NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.
Limitations of the Estimated Per-Share NAV
The Estimated Per-Share NAV does not represent the: (i) the price at which shares of our common stock would trade at on a national securities exchange or a third party would pay for them, (ii) the amount stockholders would obtain if they tried to sell their shares of common stock or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Also, there is no assurance that the methodology used to establish the Estimated Per-Share NAV would be acceptable to the Financial Industry Regulatory Authority for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code. Further, the Estimated Per-Share NAV was calculated as of a specific date, and the value of shares of common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, acquisitions or dispositions of assets and the distribution of proceeds from the sale of real estate to stockholders.
Conclusion
The Estimated Per-Share NAV as of December 31, 2021 of $15.00, a value within the range determined by Kroll, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, with Mr. Weil abstaining, on March 28, 2022. The independent directors of the Board based their conclusions on their review of the Advisor’s analysis and recommendation, the Kroll Report, estimates and calculations and the fundamentals of the Real Estate Assets. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates.
Holders
As of March 14, 2023 we had 106,566,638 shares of common stock outstanding held by a total of 44,527 stockholders of record.
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

The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for dividends and other distribution, financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. Under our Credit Facility, we may not pay cash distributions on our common stock until we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million (giving effect to the aggregate amount of distributions projected to be paid by us during the quarter in which we have elected to commence paying cash distributions on common stock) and our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%. As of December 31, 2022, our ratio of consolidated total indebtedness to consolidated total asset value for these purposes was 63.2%. Thus, we did not satisfy these conditions as of December 31, 2022, and our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Dividends and other distribution payments are not assured. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares. For further information on provisions in our Credit Facility that restrict the payment of dividends and other distributions, see Note 5 — Credit Facility, Net to our consolidated financial statements included in this Annual Report on Form 10-K and Item 1A “Risk Factors. — We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.”
Distributions to Common Stockholders
From March 1, 2018 until June 30, 2020, we generally paid distributions on our common stock on a monthly basis at a rate equivalent of $0.85 per annum, per share of common stock. Distributions were generally paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
On August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility. Under the revised policy, distributions authorized by the Board on our shares of common stock, if and when declared, are paid on a quarterly basis in arrears in shares of our common stock valued at our estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
The following table details each stock dividend issued since October 1, 2020. The Board may further change our common stock distribution policy at any time, further reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.

Stock Dividend Declaration Date	Stock Dividend Issue Date	Dividend Basis (per share)	Applicable NAV (per share)	Quarterly Stock Dividend Rate (per share)
October 1, 2020	October 15, 2020	$0.85	$15.75	0.013492
January 4, 2021	January 15, 2021	$0.85	$15.75	0.013492
April 2, 2021	April 15, 2021	$0.85	$14.50	0.014655
July 1, 2021	July 15, 2021	$0.85	$14.50	0.014655
October 1, 2021	October 15, 2021	$0.85	$14.50	0.014655
January 3, 2022	January 15, 2022	$0.85	$14.50	0.014655
April 1, 2022	April 18, 2022	$0.85	$15.00	0.014167
July 1, 2022	July 15, 2022	$0.85	$15.00	0.014167
October 3, 2022	October 17, 2022	$0.85	$15.00	0.014167
January 3, 2023	January 18, 2023	$0.85	$15.00	0.014167
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84 per share each year ($0.46 per share per quarter) to Series A Preferred Stockholders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Dividends to Series B Preferred Stockholders

Dividends on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78 per share each year ($0.45 per share per quarter) to Series B Preferred Stockholders, which is equivalent to 7.125% per annum on the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Tax Characteristics of Dividends
All common dividends in the years ended December 31, 2022 and 2021, and a portion of common dividends issued in the year ended December 31, 2020, were issued as stock dividends, which do not represent taxable dividends to shareholders for U.S. federal income tax purposes. The cash distributions paid to holders of common stock in the first half of the year ended December 31, 2020 were considered 100% return of capital. All dividends paid on the Series A Preferred Stock and Series B Preferred Stock (first payment was made in January 2022) were considered 100% return of capital for income for tax purposes for the years ended December 31, 2022, 2021 and 2020.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In light of the amendment to the Credit Facility on August 10, 2020, which provides that we may not repurchase shares of our common stock until the Commencement Quarter, the Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. For additional information on the SRP, see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table summarizes our SRP activity for the period presented.

	Number of Common Shares Repurchased	Average Price per Share

Cumulative repurchases as of December 31, 2021	4,896,620	$20.60
Year ended December 31, 2022	—	—
Cumulative repurchases as of December 31, 2022	4,896,620	20.60
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
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. Prior to December 31, 2021, we had three reportable segments 1) Former MOBs, 2) Former NNN and 3) SHOPs. As a result of strategic property divestitures in our Former NNN segment, and transitions of certain properties reported in our Former NNN segment into our SHOP segment, we have combined the properties in our Former NNN segment with the properties in our Former MOB segment to form a single set of MOBs. As a result, effective December 31, 2021 we have determined that we have two reportable segments, with activities related to investing in MOBs and SHOPs. All prior periods presented in this Annual Report on Form 10-K have been conformed to the presentation of our new reportable segment structure. As of December 31, 2022, we owned 202 properties located in 34 states and comprised of 9.1 million rentable square feet.

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
We operate in two reportable business segments for management and financial reporting purposes: MOBs and SHOPs. In our MOB operating segment, we own, manage, and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of December 31, 2022, we had four eligible independent contractors operating 52 SHOPs (including two land parcels). All of our properties across both business segments are located throughout the United States.
We have declared quarterly dividends entirely in shares of our common stock since October 2020 in order to preserve our liquidity in response to the COVID-19 pandemic.
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
As of December 31, 2022, our MOB segment had an occupancy of 90.4% with a weighted-average remaining lease term of 4.9 years, (based on annualized straight-line rent as of December 31, 2022), and our SHOP segment had an occupancy of 75.1% weighted by unit count. Since the second quarter of 2021, we experienced relative stability in occupancy and operating costs in our SHOP portfolio, however, during the year ended December 31, 2022, it became necessary to increase our use of temporary contract labor and agencies, and the amount we pay for wages, including overtime wages, and bonuses, in response to a shortage of workers, largely due to, among other things, the spread of more transmissible COVID-19 variants, increased inflation raising the cost of labor generally and lack of qualified personnel that we are able to employ on a permanent basis. Utilization of contract labor and agencies for care providers increased operating costs in our SHOP segment for the year ended December 31, 2022, by $6.1 million as compared to the year ended December 31, 2021. Future developments in the course of the pandemic, inflation increases, labor shortages and supply chain disruptions may cause further adverse impacts on our occupancy and cost levels. Occupancy and operating costs in our MOB segment were relatively stable during these quarters.
The negative impact of the pandemic on our results of operations and cash flows has impacted and could continue to impact our ability to comply with covenants in our Credit Facility, and the amount available for future borrowings thereunder. For example, we would have been in default of a covenant contained in the Credit Facility requiring us to maintain a certain minimum fixed charge coverage ratio for the fiscal quarter ended June 30, 2022 of 1.50 to 1.00. As a result, we entered into the Fourth Amendment to our Credit Facility on August 11, 2022, in which the lenders agreed to reduce this covenant to permit us to avoid any Default or Event of Default. Specifically, this covenant was reduced to (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter, among other changes (see Liquidity and Capital Resources section below and see Note 5 — Credit Facilities, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information).
Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20:1.00 to 1.35:1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. Additionally, we are exploring long-term secured financing opportunities, utilizing some or all of our properties as collateral, the proceeds from which we believe will be sufficient to repay all amounts outstanding under the Credit Facility, which was $180.0 million as of December 31, 2022 ($200.0 million including the $20.0 million drawn subsequent to December 31, 2022, see Note 17 — Subsequent Events for details). There can be no assurance these opportunities will result in definitive agreements on favorable terms, or at all.

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic” included in this Annual Report on Form 10-K for the year ended December 31, 2022.
Rent Collections
We experienced delays in rent collection in the second, third and fourth quarters of 2020 and the first quarter of 2021. We took several steps to mitigate the impact of the pandemic on our business. We were in direct contact with our tenants and operators when the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. We achieved mutually agreeable solutions with our MOB tenants and in some cases, during the year ended December 31, 2020, we executed lease amendments wherein we agreed to defer payment. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. During the years ended December 31, 2022 and 2021, we did not enter into any rent deferral agreements with any of our tenants and all amounts previously deferred under prior rent deferral agreements have been collected.
We collected approximately 100% of the original cash rent due for the fourth quarter of 2020 and throughout 2021 and 2022 in our MOB segment. Cash rental payments for our 52 SHOPs is primarily paid by the residents through private payer insurance or directly, and to a lesser extent, by government reimbursement programs such as Medicaid and Medicare, therefore we have not provided the amount of quarterly cash rent collected for our SHOP segment.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their original executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected nearly 100% of original cash rent due for each quarter of 2021 and 2022.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. No additional rent was deferred during the years ended December 31, 2022 and 2021.
We have also granted rent concessions which serve to reduce revenue in our SHOP segment. We offered $3.3 million, $2.4 million, and $0.4 million of rent concessions during the years ended December 31, 2022, 2021 and 2020, respectively.
Seniors Housing Properties
During the year ended December 31, 2022, we experienced a significant increase in labor costs in our SHOP segment, largely due to, among other things, increased inflation raising the cost of labor generally and a lack of qualified personnel that we are able to employ on a permanent basis. As a result, our third party operators were forced to increase their use of temporary contract labor and agencies in our SHOP segment. In our SHOP segment, we recorded $6.1 million in temporary contract labor and agency-related costs for care providers for the year ended December 31, 2022, as compared to almost no temporary contract labor and agency-related costs for care providers for the year ended December 31, 2021. Using temporary contract labor and agencies is typically more costly than internal staffing supplied by our third party operators. As a result of the increased use of temporary contract labor and agencies, as well as the continuing impact of the national labor shortage, the amounts we incurred for salaries, wages, overtime and bonuses to meet our third parties’ labor needs in our SHOP segment continued to increase during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Because occupancy levels have not yet recovered to their pre-pandemic rates (as noted in the table below) and resident fees have not increased enough to counteract these lower occupancy rates, our results of operations in our SHOP segment have been significantly adversely affected by the increase in labor costs. There is no guarantee the occupancy levels in our SHOP segment will increase and return to their pre-pandemic levels, that we will be able to raise resident fee levels at rates that are commensurate with these increases in labor costs or that we will reduce our reliance on contract labor.
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio has trended lower since December 31, 2019 to a low of 72.0% as of March 31, 2021 and has subsequently begun to stabilize. As of December 31, 2022, occupancy in our SHOP segment reached 75.1%. We have also continued to experience lower inquiry volumes and reduced in-person tours. These and other impacts of the COVID-19 pandemic have affected and could continue to affect our ability to fill vacancies. The below table presents SHOP occupancy since the onset of the COVID-19 pandemic in March 2020:

As of	Number of Properties (1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
December 31, 2022	50	4,374	75.1%
________
(1) Exclusive of two land parcels.
The declines in revenue we experienced during the years ended December 31, 2022 and 2021, as compared to the year ended December 31, 2020, were primarily attributable to the decline in occupancy in or SHOP segment, as noted in the table above, and our SHOP disposals which reduced the average number of rentable units over the periods, partially offset by recovering occupancy and increased rental rates on some of our properties which were effective January 1, 2022. In addition, although operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies as early as March 2020, during the year ended December 31, 2022, these trends became more prominent as our third party operators relied more on the use of contract labor and agencies and had to increase the amounts we incur for salaries, wages, overtime and bonuses, as noted above. At the SHOPs, we generally bear these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. There can be no assurance, however, that future developments in the course of the pandemic, inflation increases, labor shortages and supply disruptions will not cause further adverse impacts to our occupancy, revenues and cost levels, and these trends may continue to impact us and have a material adverse effect on our revenues and net income in future quarters. We believe that our vaccination participation achieved in 2021 for both residents and staff populations have mitigated certain adverse impacts of COVID-19. Furthermore, as infections decline and more vaccinations and boosters are administered during 2023, our occupancy may further increase. However, there can be no assurance as to when or if we will be able to approach pre-pandemic levels of occupancy.
The pandemic raised the risk of an elevated level of resident exposure to illness and restrictions on move-ins at our SHOPs, and increased the general level of frailty for our incoming residents, which has and could also continue to adversely impact resident length of stay, occupancy and revenues, as well as increase costs. We believe that the actions we have taken help reduce, but do not eliminate, the incidences of COVID-19 at our properties. Any incidences, or the perception that outbreaks may occur, could materially and adversely affect our revenues and net income, as well as cause reputational harm to us and our tenants, managers and operators.
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
On March 27, 2020, the CARES Act was signed into law providing, among other things, funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the years ended December 31, 2022, 2021, and 2020, we received $4.5 million, $5.1 million and $3.6 million, respectively, from CARES Act grants. For accounting purposes, we treat the funds as grant contributions from the government and the full amounts were recognized as reductions of property operating and maintenance expenses in our consolidated statement of operations during the years ended December 31, 2022, 2021 and 2020.

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
Impacts of the COVID-19 Pandemic
As discussed above we took a proactive approach to achieve mutually agreeable solutions with our tenants and in some cases, in the year ended December 31, 2020, we executed lease amendments providing for deferral of rent.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which doesn’t apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases were modified, the FASB and SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract.
For all other lease changes that did not qualify for FASB relief, we would be required to apply modification accounting including assessing classification under ASC 842. Some, but not all of our lease modifications qualified for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, we elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease. For leases not qualified for this relief, we applied modification accounting and determined that there were no changes in the current classification of our leases impacted by negotiations with our tenants.
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, include rent received from tenants in our MOB segment. As of December 31, 2022 these leases had a weighted average remaining lease term of 4.9 years. Rent from tenants in our MOB segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
Our revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOP segment, held using a structure permitted under RIDEA and to a lesser extent, fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in our SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.

We defer the revenue related to lease payments received from tenants and residents in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating and maintenance expenses related to non-SHOP assets (recorded in revenue from tenants), in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating and maintenance costs of the respective properties.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, which was adopted effective on January 1, 2019, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2022, 2021 and 2020 such amounts were $3.2 million, $1.1 million and $2.7 million, respectively. Approximately $1.3 million and $1.0 million in the years ended December 31, 2022 and 2020, respectively, related to previously disposed properties. There were no significant write-off’s related to previously disposed properties during the year ended December 31, 2021.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2022, 2021 or 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2022 or December 31, 2021.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above-and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2022, 2021 and 2020 were accounted for as asset acquisitions. We acquired four properties during the year ended December 31, 2022.

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
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. We estimate the fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates and land values per square foot.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2022 and 2021.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption were accounted for as operating leases. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2022 and 2021, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
As a lessor of real estate, we elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating and maintenance expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
We are also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the consolidated balance sheets as of December 31, 2022 and 2021, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020.
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to our operating leases, see Note 16 — Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K.
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
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the years ended December 31, 2022, 2021 and 2020 we received $4.5 million, $5.1 million and $3.6 million in funding from CARES Act grants, respectively. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. The funding we received was recognized as a reduction of property operating and maintenance expenses in our consolidated statements of operations to offset the negative impacts of COVID-19. We do not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2022 and 2021. Please see the “Results of Operations” section located on page 60 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results of operations for the year ended December 31, 2020 and year-to-date comparisons between December 31, 2021 and 2020.
Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2022, we owned 202 properties. There were 181 properties (our “Same Store Properties”) owned for the entire years ended December 31, 2022 and 2021, including two land parcels. Since January 1, 2021 and through December 31, 2022, we acquired 21 properties (our “Acquired Properties”) and disposed of 12 properties (our “Disposed Properties”).
The following table presents a roll-forward of our properties owned from January 1, 2021 to December 31, 2022:

	MOB	SHOP	Total
Number of properties, December 31, 2020	132	61	193
Acquisition activity during the year ended December 31, 2021	17	—	17
Disposition activity during the year ended December 31, 2021	(3)	(5)	(8)
Number of properties, December 31, 2021	146	56	202
Acquisition activity during the year ended December 31, 2022	4	—	4
Disposition activity during the year ended December 31, 2022	—	(4)	(4)
Number of properties, December 31, 2022	150	52	202

Number of Same Store Properties (1)	129	52	181
Number of Acquired Properties	21	—	21
Number of Disposed Properties	3	9	12
_______________
(1)Includes the acquisition of a land parcel adjacent to an existing property which is not considered an Acquisition.

Comparison of the Years Ended December 31, 2022 and 2021
Net loss attributable to common stockholders was $93.3 million and $92.9 million for the years ended December 31, 2022 and 2021, respectively. The following table shows our results of operations for the years ended December 31, 2022 and 2021 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2022	2021	$
Revenue from tenants	$335,846	$329,355	$6,491

Operating expenses:
Property operating and maintenance	213,444	205,813	7,631
Impairment charges	27,630	40,951	(13,321)
Operating fees to related parties	25,353	24,206	1,147
Acquisition and transaction related	1,484	2,714	(1,230)
General and administrative	17,287	16,828	459
Depreciation and amortization	82,064	79,926	2,138
Total expenses	367,262	370,438	(3,176)
Operating loss before gain on sale of real estate investments	(31,416)	(41,083)	9,667
Gain (loss) on sale of real estate investments	(125)	3,648	(3,773)
Operating loss	(31,541)	(37,435)	5,894
Other income (expense):
Interest expense	(51,740)	(47,900)	(3,840)
Interest and other income	27	61	(34)
Gain on non-designated derivatives	3,834	37	3,797
Total other expenses	(47,879)	(47,802)	(77)
Loss before income taxes	(79,420)	(85,237)	5,817
Income tax expense	(201)	(203)	2
Net loss	(79,621)	(85,440)	5,819
Net loss attributable to non-controlling interests	135	260	(125)
Allocation for preferred stock	(13,799)	(7,762)	(6,037)
Net loss attributable to common stockholders	$(93,285)	$(92,942)	$(343)

Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance expenses. NOI excludes all other financial statement amounts included in net income (loss) attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” below for additional disclosure and a reconciliation, in the aggregate, of the NOI for the segments presented below to our net loss attributable to common stockholders.
Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the years ended December 31, 2022 and 2021:

	Segment Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$114,860	$113,342	$1,518	$16,576	$5,592	$10,984	$9	$3,933	$(3,924)	$131,445	$122,867	$8,578
Less: Property operating and maintenance	32,484	30,659	1,825	3,482	1,291	2,191	(20)	2,530	(2,550)	35,946	34,480	1,466
NOI	$82,376	$82,683	$(307)	$13,094	$4,301	$8,793	$29	$1,403	$(1,374)	$95,499	$88,387	$7,112
_______________
(1)Our MOB segment included 129 Same Store Properties.
(2)Our MOB segment included 21 Acquired Properties.
(3)Our MOB segment included three Disposed Properties.
(4)Our MOB segment consisted of 150 properties.
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
Revenue from Tenants
During the year ended December 31, 2022, revenue from tenants increased by $8.6 million in our MOB segment as compared to the year ended December 31, 2021, primarily as a result of increased revenue from tenants of $11.0 million generated from our Acquired Properties and increased revenue from tenants of $1.5 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $3.9 million from our Disposed Properties. The increase in revenue from our Same Store Properties was primarily attributable from increased operating expense reimbursement revenue from increased property, operating and maintenance expenses, partially offset by non-recoverable amounts from marginally lower occupancy in the year ended December 31, 2022 as compared to December 31, 2021.
Property Operating and Maintenance
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third party property management fees. During the year ended December 31, 2022, property operating and maintenance costs in our MOB segment increased by $1.5 million as compared to the year ended December 31, 2021, primarily as a result of increased costs from our Acquired Properties of $2.2 million and increased costs from our Same Store Properties of $1.8 million. These increases were partially offset by decreased costs from our Disposed Properties of $2.6 million. The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs, which are largely reimbursed by tenants.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2022 and 2021:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(Dollar amounts in thousands)	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$204,443	$195,652	$8,791	$—	$—	$—	$(41)	$10,836	$(10,877)	$204,402	$206,488	$(2,086)
Less: Property operating and maintenance	174,516	159,432	15,084	—	—	—	2,983	11,901	(8,918)	177,499	171,333	6,166
NOI	$29,927	$36,220	$(6,293)	$—	$—	$—	$(3,024)	$(1,065)	$(1,959)	$26,903	$35,155	$(8,252)
__________
(1)Our SHOP segment included 52 Same Store Properties, including two land parcels.
(2)Our SHOP segment included zero Acquired Properties.
(3)Our SHOP segment included nine Disposed Properties.
(4)Our SHOP segment included 52 properties, including two land parcels.
Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third party operators, and costs associated with maintaining the physical site.
Revenue from Tenants
During the year ended December 31, 2022, revenue from tenants decreased by $2.1 million in our SHOP segment as compared to the year ended December 31, 2021, which was primarily driven by a decrease in revenue from tenants of $10.9 million due to our Disposed Properties, partially offset by an increase in revenue from tenants of $8.8 million from our Same Store Properties.
The increase to our Same Store Properties revenue from tenants was primarily driven by higher monthly leasing rates in the year ended December 31, 2022, as compared to the year ended December 31, 2021. Our revenue from tenants also improved due to higher and recovering occupancy in the year ended December 31, 2022 as compared to lower and declining occupancy in the year ended December 31, 2021. For our Same Store Properties, average quarterly occupancy was 75.7% and 74.4% in the years ended December 31, 2022 and 2021, respectively. These increases were partially offset by an increase in rent concessions offered during the year ended December 31, 2022 of $3.2 million, as compared to $2.0 million in the year ended December 31, 2021.
We also previously generated a portion of our SHOP revenue from SNFs (which include ancillary revenue from non-residents) at two of our Same Store SHOPs and two of our Disposition SHOPs. This revenue was $3.5 million during the year ended December 31, 2021 and was not significant during the year ended December 31, 2022 as a result of transitioning our SNF units to other types of units at our Same Store Properties, as well as from disposing of our SNF in Wellington, Florida in May 2021. This property’s results are presented in Disposed Properties in the table above. As a result of these unit transitions and dispositions, we do not expect ancillary revenue to be a significant source of revenue in future periods. Additionally, during the years ended December 31, 2022 and 2021, we recorded reductions in revenue related to bad debt of $3.2 million and $1.1 million, respectively. Approximately $1.3 million of bad debt expense recorded in the years ended December 31, 2022 was related to our Disposed Properties. There were no significant write-off’s related to previously disposed properties during the year ended December 31, 2021.
Property Operating and Maintenance
During the year ended December 31, 2022, property operating and maintenance expenses increased $6.2 million in our SHOP segment as compared to the year ended December 31, 2021, primarily due to an increase in property operating and maintenance expenses of $15.1 million from our Same Store Properties, partially offset by a decrease in property operating and maintenance expenses of $8.9 million from our Disposed Properties.
Our Same Store properties operating and maintenance expenses increased significantly in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily from increased amounts incurred from contract labor and agencies, as well as amounts incurred for wages, including overtime and bonus amounts, paid to employees of our third-party operators. Contract labor and agency costs at our Same Store Properties increased $6.0 million, and amounts our third party operators pay for overtime wages and bonuses, as well as overall inflation on utilities and supplies increased our property maintenance and operating costs by $8.5 million in the year ended December 31, 2022. For additional information on the risks and uncertainties associated with increases in inflation and labor costs, see the Inflation section below and Part 1 — Item 1A. Risk Factors section of this Annual Report on Form 10-K.

The total increase in Same Store Properties operating and maintenance expenses was also impacted by the receipt of $4.5 million of funds through the CARES Act in the year ended December 31, 2022, as compared to $5.1 million during the year ended December 31, 2021, which offset costs incurred from the COVID-19 pandemic. Of the $4.5 million of CARES Act funds received by us in the year ended December 31, 2022, $3.9 million was recognized as a reduction to our Same Store Property operating and maintenance expenses in the table above, with the remainder attributable to our Disposed properties. Of the $5.1 million of CARES Act funds received in the year ended December 31, 2021, $4.5 million was attributable to our Same Store Property operating and maintenance expenses with the remainder attributable to our Disposed properties. There can be no assurance that the program will be extended or any further amounts received. See the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We incurred $27.6 million of impairment charges for the year ended December 31, 2022, of which $10.6 million related to seven skilled nursing facilities in our MOB segment located in Illinois, $15.1 million related to six held for use SHOP properties of eight total properties that we are actively marketing for sale and $1.8 million related to an MOB property located in Pennsylvania which we began marketing for sale in the fourth quarter of 2022. All of these impairment charges were recorded to reduce the carrying value of the properties to their fair values, respectively, as determined by estimated discounted cash flows over our intended holding periods.
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
Operating Fees to Related Parties
Operating fees to related parties increased $1.1 million to $25.4 million for the year ended December 31, 2022 from $24.2 million for the year ended December 31, 2021.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees increased $1.1 million to $21.8 million for the year ended December 31, 2022 from $20.7 million for the year ended December 31, 2021. The increase in the variable portion of the base management fee was a result of a full year of fees in 2022 for preferred equity offerings completed in May and October 2021, which increased the variable asset management fee in the year ended December 31, 2022 relative to the year ended December 31, 2021. There are no fees earned for stock dividend issuances. Variable asset management fees will further increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the years ended December 31, 2022 or 2021.
Property management fees increased $0.5 million to $4.2 million during the year ended December 31, 2022 from $3.7 million for the year ended December 31, 2021. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K which provides detail on our asset and property management fees.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $1.5 million for the year ended December 31, 2022 and $2.7 million for the year ended December 31, 2021. This decrease was due to certain transactions that occurred in the year ended December 31, 2021 which did not occur in the year ended December 31, 2022.
The acquisition and transaction related expenses incurred during the year ended December 31, 2022 consist of: (i) dead deal costs of $0.8 million, (ii) legal fees related to terminated SHOP operators of $0.5 million and (iii) mortgage repayment penalties of $0.2 million.

The acquisition and transaction related expenses incurred during the year ended December 31, 2021 consisted of: (i) the write-off of offering costs relating to the Preferred Stock Equity Line of $1.2 million (see Note 8 — Stockholder’s Equity for additional information), (ii) $0.8 million of litigation costs related to our Michigan dispositions which occurred in the first quarter of 2021, (iii) $0.5 million of dead deal and other miscellaneous costs and (iv) $0.2 million of settlement charges related to our Jupiter, Florida disposition which occurred in the second quarter of 2021.
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $17.3 million for the year ended December 31, 2022 compared to $16.8 million for the year ended December 31, 2021, which includes $8.8 million and $8.4 million (net of a professional fee credit discussed below) for the years ended December 31, 2022 and 2021, respectively, incurred in expense reimbursements. The increase in general and administrative expenses was primarily driven by a professional fee credit of $1.0 million during the year ended December 31, 2021 related to an adjustment for 2020 bonuses. See Note 9 – Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $2.1 million to $82.1 million for the year ended December 31, 2022 from $79.9 million for the year ended December 31, 2021. The increase was due to our acquisitions of approximately $4.7 million, partially offset by a decrease in Same Store depreciation and amortization of $0.9 million primarily due to several intangible assets becoming fully amortized and a decrease due to dispositions of $2.0 million. The decrease in our Same Store depreciation and amortization was partially offset by $1.3 million of accelerated depreciation we recorded in the year ended December 31, 2022 on one MOB property in Florida which incurred damages as a result of Hurricane Ian as well as 15 SHOPs across the Midwest which suffered cold weather-related damages.
Gain on Sale of Real Estate Investments
During the third quarter of 2021, we began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. We completed the sale of the LaSalle Properties in the first quarter of 2022 and, as a result, we recorded a loss on sale of $0.3 million for the year ended December 31, 2022. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021. We also recorded a gain on sale of $0.2 million in the year ended December 31, 2022 related to the settlement of a lien on formerly disposed properties.
During the year ended December 31, 2021, we disposed of eight properties. The properties were sold for an aggregate contract price of $133.6 million, which resulted in an aggregate gain on sale of $3.6 million.
See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information on the dispositions noted above.
Interest Expense
Interest expense increased by $3.8 million to $51.7 million for the year ended December 31, 2022 from $47.9 million for the year ended December 31, 2021. The increase in interest expense resulted from higher average interest rates of amounts outstanding under our Revolving Credit Facility during 2022, as compared to 2021. As of December 31, 2022 we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.83% per year. As of December 31, 2021, we had total borrowings of $1.1 billion, at a weighted average interest rate of 3.44% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings (including current market rates) among other factors. Market interest rates have continued to increase throughout the year ended December 31, 2022 and subsequently thereafter. Our weighted average interest rate as of December 31, 2022 was higher than that as of December 31, 2021. We anticipate that interest expense for the year ended December 31, 2023 will exceed the $51.7 million expense recorded for the year ended December 31, 2022 if interest rates maintain current levels or continue to increase.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $27,000 for the year ended December 31, 2022. Interest and other income was approximately $61,000 for the year ended December 31, 2021.

Gain on Non-Designated Derivatives
Gain on non-designated derivative instruments for the years ended December 31, 2022 and 2021 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. The gain recorded in the year ended December 31, 2022 was due to significant increases in interest rates during the period and represents the change in value as well as $0.3 million of cash received from these interest rate caps. In prior years, these interest rate caps were not limiting interest expense and did not have significant changes in value, nor was any cash received.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded income tax expense of $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets through December 31, 2022. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was $0.1 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. These amounts represent the portion of our net income that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), Common OP Units held by third parties, and other non-controlling interest holders in our subsidiaries that own certain properties.
Allocation for Preferred Stock
Allocation for preferred stock was $13.8 million and $7.8 million for the years ended December 31, 2022 and 2021, respectively. These amounts represent the allocation of our net income that is related to holders of Series A Preferred Stock and holders of Series B Preferred Stock. The increase in the allocation for preferred stock is the result of additional shares of Series A Preferred Stock and Series B Preferred Stock issued in the year ended December 31, 2021, which were outstanding for a partial year in the year ended December 31, 2021 but which were outstanding for a full year in the year ended December 31, 2022.

Cash Flows from Operating Activities
During the year ended December 31, 2022, net cash provided by operating activities was $28.3 million. The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows include non-cash items of $38.5 million (net loss of $79.6 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges) and a decrease in prepaid expenses and other assets of $3.0 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $2.9 million related to timing of payments for real estate taxes, property operating expenses and professional and legal fees, a decrease in deferred rent and other liabilities of $2.7 million and by a net increase in unbilled receivables recorded in accordance with straight-line basis accounting of $1.5 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was $41.8 million. The cash used in investing activities included $25.5 million for the acquisition of four properties and $28.0 million in capital expenditures. These cash outflows were partially offset by $11.7 million in proceeds from the sale of the four LaSalle Properties.
Net cash used in investing activities during the year ended December 31, 2021 was $47.9 million. The cash used in investing activities included $159.3 million for the acquisition of 17 properties and $19.1 million in capital expenditures. These cash outflows were partially offset by proceeds from the sale of real estate of $130.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $4.6 million during the year ended December 31, 2022 was comprised of cash inflows of $30.0 million from borrowings under our Revolving Credit facility, partially offset by outflows of payments on our Credit Facilities of $3.0 million, payments of deferred financing costs of $1.7 million, dividends paid to holders of Series A Preferred Stock of $7.3 million, dividends paid to holders of Series B Preferred Stock of $6.5 million and principal payments on mortgages of $6.7 million.
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
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and holders of our Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as the impact of COVID-19 on our tenants and operators. Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates may adversely impact our results of operations and thus ultimately our liquidity. Moreover, these increases in the rate of inflation, the ongoing war in Ukraine and related sanctions, supply chain disruptions and increases in interest rates, may also impact our tenant and residents’ ability to pay rent and thus our cash flows. For more information about the risks and uncertainties associated with inflation, the ongoing war in Ukraine and related sanctions, and labor shortages and labor costs, please see the Inflation section below and Part I – Item 1A. Risk Factors section of this Annual Report on Form 10-K.

We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock and holders of Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations and draws on the Revolving Credit Facility, which may include additional borrowings following the repayments we were or are required to make thereunder.
As of December 31, 2022 and 2021, we had $53.7 million and $59.7 million of cash and cash equivalents, respectively, and our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of December 31, 2022, $203.4 million was available for future borrowings under our Revolving Credit Facility, of which $90.0 million was available for general corporate purposes and acquisitions, with the remainder available to repay other existing debt obligations.
Certain other restrictions and conditions described below, including those on paying cash dividends on our common stock, will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and our Fixed Charge Coverage Ratio is not less than 1.50 to 1.00 for the most recently ended four fiscal quarters. The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We did not satisfy the conditions during the quarter ended December 31, 2022 in order to elect the quarter ending March 31, 2023 as the Commencement Quarter. There can be no assurance as to if, or when, we will, or will be able to, elect the Commencement Quarter, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) for any period of four fiscal quarters that do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
Our Credit Facility also restricts our uses of liquidity. Until the first day of the Commencement Quarter, we must use all of the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. We may borrow additional amounts if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met. The availability for future borrowings under the Credit Facility is calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and availability has been, and may continue to be, adversely affected by the increases in operating costs, primarily costs arising from the use of contract labor for care providers and, to a lesser extent, the amount we pay in overtime wages and bonuses, that have resulted from the effects of the COVID-19 pandemic and may persist for some time.
Financings
As of December 31, 2022, our total debt leverage ratio (net debt divided by gross asset value) was approximately 41.5%. Net debt totaled $1.1 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($53.7 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion), net of gross market lease intangible liabilities ($23.5 million). Cumulative impairment charges are already reflected within gross asset value.
As of December 31, 2022, we had total gross borrowings of $1.1 billion, at a weighted average interest rate of 4.83%. As of December 31, 2021, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 3.44%. As of December 31, 2022, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this amount pledged as collateral for mortgage notes payable, $0.6 billion of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this amount comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
We expect to utilize proceeds from our Credit Facility to fund future property acquisitions, as well as, subject to the terms of our Credit Facility, other sources of funds that may be available to us. These actions may require us to add some or all of our unencumbered properties to the borrowing base under our Credit Facility. Unencumbered real estate investments, at cost as of December 31, 2022 was $0.1 billion. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from dispositions prior to the Commencement Quarter must be used to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding.

Mortgage Notes Payable
As of December 31, 2022, we had $585.2 million in gross mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for 2023 are $1.1 million.
Credit Facility
Our Credit Facility consists of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility is interest-only and matures on March 13, 2023, subject to a one one-year extension at our option. Our Term Loan is interest-only and matures on March 13, 2024. Loans under our Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs. Any amounts repaid under our Term Loan may not be re-borrowed.
The total commitments under the Credit Facility are $655.0 million, including $505.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may, subject to conditions, be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of $1.0 billion. As of December 31, 2022, $150.0 million was outstanding under the Term Loan, and $30.0 million amounts were outstanding under the Revolving Credit Facility. The unused borrowing availability under the Credit Facility was $203.4 million, of which $90.0 million was available for general corporate purposes and acquisitions, with the remainder available to repay other existing debt obligations. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the increases in operating costs, primarily costs arising from the use of contract labor for care providers and, to a lesser extent, the amount we pay in overtime wages and bonuses, due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
The equity interests and related rights in our wholly-owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of December 31, 2022, the Term Loan had an effective interest rate per annum equal to 5.11%. Under the Credit Facility, we must comply with covenants governing the maximum ratio of consolidated total indebtedness to consolidated total asset value, and requiring us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) on a quarterly basis, a minimum consolidated tangible net worth and a minimum debt service coverage ratio. We entered into the Fourth Amendment to the Credit Facility on August 11, 2022. As described above, pursuant to the Fourth Amendment, the Fixed Charge Coverage Ratio we must satisfy, based on the four most recently ended fiscal quarters, is (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter, provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00.
Without the Fourth Amendment, we would have been in default of the pre-amendment Fixed Charge Coverage Ratio for the four fiscal quarter period ended June 30, 2022. However, we were in compliance with the new covenants under the Credit Facility for the five fiscal quarter periods ended December 31, 2022.
Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20:1.00 to 1.35:1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. Additionally, we are exploring long-term secured financing opportunities, utilizing some or all of our properties as collateral, the proceeds from which we believe will be sufficient to repay all amounts outstanding under the Credit Facility, which was $180.0 million as of December 31, 2022 (including the $20.0 million drawn subsequent to December 31, 2022, see Note 17 — Subsequent Events for details). There can be no assurance these opportunities will result in definitive agreements on favorable terms, or at all.
See Note 5 — Credit Facilities, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information on the Credit Facility, its related covenants, and the Fourth Amendment.
Fannie Mae Master Credit Facilities
As of December 31, 2022, $352.0 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and 2.62%, with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for 2023 are $5.8 million.
Capital Expenditures
During the year ended December 31, 2022, our capital expenditures were $28.0 million, of which approximately $10.5 million related our MOB segment and $17.5 million related to our SHOP segment. We anticipate this rate of capital expenditures will be similar for the MOB and SHOP segments throughout 2023, however, the economic uncertainty created by the COVID-19 global pandemic will continue to impact our decisions on the amount and timing of future capital expenditures.
Acquisitions — Year Ended December 31, 2022
During the year ended December 31, 2022, we acquired one multi-tenant MOB and three single-tenant MOBs for an aggregate contract purchase price of $25.3 million. These acquisitions were funded with cash on hand.
Acquisitions — Subsequent Year Ended December 31, 2022
We acquired four single-tenant MOB properties subsequent to December 31, 2022 for a contract purchase price of $20.0 million, which was funded with borrowings from our Revolving Credit Facility. We have entered into one purchase and sale agreement to acquire one MOB property for a contract purchase price of $5.2 million. There can be no assurance we will complete this acquisition on its contemplated terms, or at all. We anticipate primarily using proceeds from borrowings under our Revolving Credit Facility to fund the consideration required to complete this acquisition.
Dispositions — Year Ended December 31, 2022
During the year ended December 31, 2022, we completed the sale of the LaSalle Properties for an aggregate contract sales price of $12.4 million. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021.
Dispositions — Subsequent to December 31, 2022
Subsequent to December 31, 2022, we did not dispose of any properties. We have entered into five purchase and sale agreements to dispose of five SHOPs for an aggregate contract sales price of $26.1 million. Pursuant to the terms of the Credit Facility, the net proceeds from these dispositions will be used to repay amounts outstanding under the Revolving Credit Facility. There can be no assurance that we will complete these dispositions on their contemplated terms, or at all.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. As of December 31, 2022, all deferred amounts have been collected and we have not deferred any additional amounts since the year ended December 31, 2020. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K.
The table below reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(93,285)	$(92,942)	$(78,781)
Depreciation and amortization (1)	80,063	78,115	79,643
Impairment charges	27,630	40,951	36,446
Loss (gain) on sale of real estate investments	125	(3,648)	(5,230)
Adjustments for non-controlling interests (2)	(490)	(529)	(526)
FFO (as defined by NAREIT) attributable to common stockholders	14,043	21,947	31,552
Acquisition and transaction related	1,484	2,714	173
(Accretion) amortization of market lease and other lease intangibles, net	(625)	(198)	(80)
Straight-line rent adjustments	(1,523)	(780)	(2,405)
Straight-line rent (rent deferral agreements) (3)	—	(280)	280
Amortization of mortgage premiums and discounts, net	51	55	60
(Gain) loss on non-designated derivatives	(3,834)	(37)	102
Cash received from non-designated derivatives	286	—	—
Deferred tax asset valuation allowance (4)	2,750	(482)	4,641
Adjustments for non-controlling interests (2)	10	1	(9)
MFFO attributable to common stockholders	$12,642	$22,940	$34,314
________
(1)Net of non-real estate depreciation and amortization.
(2)Represents the portion of the adjustments allocable to non-controlling interests.
(3)Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for purposes of MFFO as they are expected to be collected.
(4)This is a non-cash item and is added back as it is not considered a part of operating performance.

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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the year ended December 31, 2022:

	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
(In thousands)	MOB	SHOP	MOB	SHOP	MOB	SHOP
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$27,224	$(18,432)	$5,447	$—	$38	$(3,491)	$(104,071)	$(93,285)
Impairment charges	12,488	15,142	—	—	—	—	—	27,630
Operating fees to related parties	—	—	—	—	—	—	25,353	25,353
Acquisition and transaction related	212	—	1	—	—	—	1,271	1,484
General and administrative	84	13	—	—	—	—	17,190	17,287
Depreciation and amortization	42,257	31,819	7,646	—	—	342	—	82,064
Interest expense	116	1,386	—	—	—	—	50,238	51,740
Interest and other income	(5)	(1)	—	—	(9)	—	(12)	(27)
Gain on non-designated derivative instruments	—	—	—	—	—	—	(3,834)	(3,834)
Loss on sale of real estate investments	—	—	—	—	—	125	—	125
Income tax expense	—	—	—	—	—	—	201	201
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(135)	(135)
Allocation for preferred stock	—	—	—	—	—	—	13,799	13,799
NOI	$82,376	$29,927	$13,094	$—	$29	$(3,024)	$—	$122,402

The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the year ended December 31, 2021:

	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
(In thousands)	MOB	SHOP	MOB	SHOP	MOB	SHOP
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$33,017	$4,557	$1,395	$—	$3,131	$(37,632)	$(97,410)	$(92,942)
Impairment charges	6,082	—	—	—	—	34,869	—	40,951
Operating fees to related parties	—	—	—	—	—	—	24,206	24,206
Acquisition and transaction related	—	3	—	—	—	—	2,711	2,714
General and administrative	92	22	—	—	—	21	16,693	16,828
Depreciation and amortization	43,187	30,235	2,907	—	1,978	1,619	—	79,926
Interest expense	322	1,404	—	—	—	—	46,174	47,900
Interest and other income	(18)	(1)	—	—	—	—	(42)	(61)
Gain on non-designated derivative instruments	—	—	—	—	—	—	(37)	(37)
Gain on sale of real estate investments	—	—	—	—	(3,706)	58	—	(3,648)
Income tax expense	—	—	—	—	—	—	203	203
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(260)	(260)
Allocation for preferred stock	—	—	—	—	—	—	7,762	7,762
NOI	$82,682	$36,220	$4,302	$—	$1,403	$(1,065)	$—	$123,542
Refer to Note 15 — Segment Reporting to our consolidated financial statements found in this Annual Report on Form 10-K for a reconciliation of NOI to net loss attributable to stockholders by reportable segment.

Dividends and Other Distributions
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Dividends on our Series B Preferred Stock are declare quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to Series B Preferred Stock holders, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us. The first dividend on the Series B Preferred Stock was paid in January 2022.
On February 20, 2018, the Board authorized the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, which is $0.85 per annum, per share of common stock. Also, on August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the COVID-19 pandemic and to comply with the Credit Facility at the time. Under this distribution policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the estimated per share asset value in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
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
The following table shows the sources for the payment of distributions to common stockholders and preferred stockholders, including distributions on restricted shares and Common OP Units, but excluding distributions related to Class B Units because these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the year ended December 31, 2022.

	Three Months Ended								Year Ended
	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022		December 31, 2022
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Dividends paid to holders of Series A Preferred Stock	$1,833	52.4%	$1,833	52.4%	$1,834	52.5%	$1,833	52.4%	$7,333	52.4%
Dividends paid to holders of Series B Preferred Stock	1,616	46.2%	1,617	46.3%	1,616	46.2%	1,617	46.3%	6,466	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%	46	1.3%	46	1.3%	46	1.3%	184	1.3%
Total cash distributions	$3,495	100.0%	$3,496	100.0%	$3,496	100.0%	$3,496	100.0%	$13,983	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$3,495	100.0%	$3,496	100.0%	$3,496	100.0%	$3,496	100.0%	$13,983	100.0%
Total source of distribution coverage	$3,495	100.0%	$3,496	100.0%	$3,496	100.0%	$3,496	100.0%	$13,983	100.0%

Cash flows provided by operations (in accordance with GAAP)	$5,882		$7,855		$7,358		$7,200		$28,295
Net loss (in accordance with GAAP)	$(2,340)		$(17,635)		$(19,875)		$(39,771)		$(79,621)
_______
(1)Assumes the use of available cash flows from operations before any other sources.

For the year ended December 31, 2022, cash flows provided by operations were $28.3 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
Our ability to pay dividends on our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units and, starting with the Commencement Quarter, other distributions and maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
We may still pay any cash distributions necessary to maintain its status as a REIT and may not pay any cash distributions (including dividends on Series A Preferred Stock and Series B Preferred Stock) if a default or event of default exists or would result therefrom under the Credit Facility.

Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities required interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific financial and reporting covenants. Pursuant to the terms of the Fourth Amendment entered into on August 11, 2022, as described above, the prior Fixed Charge Coverage Ratio, based on the four most recently ended fiscal quarters, of 1.50 to 1.00 was reduced to (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20:1.00 to 1.35:1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. See Note 5 — Credit Facilities, Net for additional information on the Fourth Amendment.
Under our Credit Facility, until the first day of the Commencement Quarter, we must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. We may borrow additional amounts if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 6.5%. To help mitigate the adverse impact of inflation, approximately 90% of our leases with our tenants in our MOB segment contain rent escalation provisions which average 2.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 85.9% are fixed-rate, 4.1% are based on the Consumer Price Index and 10% do not contain any escalation provisions.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, our Credit Facility (which includes a Revolving Credit Facility and a Term Loan) and the Fannie Mae Master Credit Facilities, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2022, we had entered into seven non-designated interest rate caps with a current notional amount of approximately $354.6 million (of which six caps were active as of December 31, 2022 and one has a forward start date as of April 2023), two LIBOR-based designated interest rate swaps with a notional amount of $50.0 million and seven SOFR-based designated interest rate swaps with a notional amount of $528.5 million. Subsequent to December 31, 2022, we terminated our two LIBOR-based designated interest rate swaps with a notional amount of $50.0 million (see Note 17 — Subsequent Events to our consolidated financial statements). We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.
Mortgage Notes Payable
As of December 31, 2022, all of our mortgages are either fixed-rate ($206.7 million) or variable-rate ($378.5 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $585.2 million and a fair value of $550.6 million as of December 31, 2022.
Credit Facilities
Our Credit Facilities are variable-rate, before consideration of interest rate swaps, and are comprised of our Revolving Credit Facility, our Term Loan and our Fannie Mae Master Credit Facilities. Our Credit Facilities had a gross aggregate carrying amount of $532.0 million and a fair value of $532.5 million as of December 31, 2022.
Sensitivity Analysis - Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap or capped via interest rate cap contracts.
Interest Rate Swaps
As noted above, we have two LIBOR-based designated interest rate swaps with a notional amount of $50.0 million and seven SOFR-based designated interest rate swaps with a notional amount of $528.5 million, which effectively create a fixed interest rate for a portion of our variable-rate debt. These interest rate swaps effectively hedge all of our variable rate debt with the exception of our Fannie Mae Master Credit Facilities discussed below.
Interest Rate Caps
We also have entered into seven non-designated interest rate cap contracts with a current notional amount of $354.6 million as of December 31, 2022 (of which six caps were active as of December 31, 2022 and one has a forward start date as of April 2023), which limits 30-day LIBOR exposure on our Fannie Mae Master Credit Facilities to 3.50%. The active caps began limiting 30-day LIBOR during the fourth quarter of 2022 as 30-day LIBOR rates exceeded the strike price of 3.50% and we are receiving monthly cash payments on these contracts. Because these are non-designated derivatives, the amounts received are included in gain on non-designated derivatives in our statement of operations and comprehensive loss.
Sensitivity

As of December 31, 2022, we are not currently negatively exposed to rising interest rates. Assuming all other variables besides interest rates remain constant, a 100 basis point increase in variable interest rates would not impact our interest expense due to our interest rate swaps and effective interest rate caps as of December 31, 2022. Assuming all other variables besides interest rates remain constant, a 100 basis point decrease in variable interest rates would also not impact our swapped debt, and based on the SOFR/LIBOR rate as of December 31, 2022, a 100 basis point decrease would not have a material impact on our net interest payments (inclusive of cash received from our non-designated derivatives included in gain on non-designated derivatives).
Sensitivity Analysis - Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $10.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $11.5 million. A 100 basis point increase in market interest rates would result in an increase in the fair value of our nine designated interest rate swaps by $14.6 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our nine designated interest rate swaps by $15.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2022 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2022 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the 2022 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the 2022 fiscal year, and is incorporated herein by reference.

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
The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,419,100	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,419,100	(1)
________
(1)The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3,861,194 shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2022, we had 105,080,531 shares of common stock issued and outstanding and 442,094 shares of common stock that were subject to awards granted under the RSP. For additional information on the RSP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The other information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the 2022 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the 2022 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the 2022 fiscal year, and is incorporated herein by reference.
PART IV
Item 15. Exhibit and Financial Statement Schedules.
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
See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017
3.3 (3)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019
3.4 (6)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020
3.5 (28)	Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021
3.6 (30)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated May 10, 2021
3.7 (4)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.8 (5)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.9 (29)	Second Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
4.1 (7)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (8)	First Amendment, dated December 31, 2013, to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated February 14, 2013
4.3 (1)	Second Amendment, dated April 15, 2015, to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of February 14, 2013
4.4 (10)	Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.5 (6)	Fourth Amendment, dated September 15, 2020, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.6 (30)	Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.7 (28)	Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.8 (5)	Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc.,and Computershare Trust Company, N.A., as Rights Agent
4.9 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 (9)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.2 (11)
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

10.4 (12)	First Amendment, dated as of April 9, 2018, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC
10.5 (32)	Second Amendment, dated as of November 11, 2021, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC
10.6 (13)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.7 (13)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.8 (14)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.9 (15)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association

Exhibit No.	Description
10.10 (4)	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.11 (4)	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.12 (15)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.13 (4)	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.14 (4)	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.15 (4)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.16 (16)	Amended and Restated Loan Agreement, dated as of December 20, 2019, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto
10.17 (16)	Amended and Restated Guaranty of Recourse Obligations, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.18 (16)
Amended and Restated Hazardous Materials Indemnity Agreement, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association

10.19 (2)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017
10.20 (2)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.21 (17)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association
10.22 (17)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.23 (17)	Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association
10.24 (12)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender
10.25 (12)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.26 (12)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.27 (12)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender
10.28 (12)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee
10.29 (18)	Form of Indemnification Agreement
10.30 (19)
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto

10.31 (20)	First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement entered into as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto
10.32 (21)	Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.33 (32)	Third Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of November 12, 2021, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.34 (31)	Fourth Amendment to First Amended and Restated Senior Credit Agreement, entered into as of August 11, 2022, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.

Exhibit No.	Description
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (22)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (23)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (24)	Second Amendment to Second Amended and Restated Share Repurchase Program
99.4 (25)	Third Amendment to Second Amended and Restated Share Repurchase Program
99.5 (26)	Fourth Amendment to Second Amended and Restated Share Repurchase Program
99.6 (27)	Fifth Amendment to Second Amended and Restated Share Repurchase Program
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2020.
(7)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 14, 2013.
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
(9)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(10)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.
(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2019.
(12)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.
(13)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015.
(14)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.
(15)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.
(16)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019.
(17)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2018.
(18)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 filed with the Securities and Exchange Commission on August 3, 2018.
(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 14, 2019.
(20)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 24, 2020.
(21)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020.
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
(24)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.
(25)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019.
(26)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2019.
(27)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020.
(28)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021, and incorporated by reference herein.
(29)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2022, and incorporated by reference herein.
(30)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2021.
(31)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on August 12, 2022.
(32)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 12, 2021.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 2023.

HEALTHCARE TRUST, INC.
By	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 17, 2023
Leslie D. Michelson

/s/ Scott M. Lappetito	Chief Financial Officer, Treasurer and Secretary	March 17, 2023
Scott M. Lappetito	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Director	March 17, 2023
Edward M. Weil, Jr.	(Principal Executive Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	March 17, 2023
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 17, 2023
Edward G. Rendell

/s/ B.J. Penn	Independent Director	March 17, 2023
B.J. Penn

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Healthcare Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Purchase Price Allocations for Property Acquisitions
As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed real estate acquisitions, net of below market lease liabilities assumed, of $25.5 million. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below- market fixed rate renewal options for below-market leases.
The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of tangible and intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, fair market lease

Report of Independent Registered Public Accounting Firm
rates, discount rates and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
March 17, 2023
We have served as the Company's auditor since 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Real estate investments, at cost:
Land	$206,454	$206,392
Buildings, fixtures and improvements	2,089,133	2,117,896
Acquired intangible assets	292,034	288,372
Total real estate investments, at cost	2,587,621	2,612,660
Less: accumulated depreciation and amortization	(609,324)	(562,733)
Total real estate investments, net	1,978,297	2,049,927
Cash and cash equivalents	53,654	59,738
Restricted cash	22,884	25,644
Derivative assets, at fair value	40,647	174
Straight-line rent receivable, net	25,276	23,858
Operating lease right-of-use assets	7,814	7,914
Prepaid expenses and other assets (including $929 due from related parties as of December 31, 2021)	34,554	32,564
Deferred costs	17,223	14,581
Total assets	$2,180,349	$2,214,400
LIABILITIES AND EQUITY
Mortgage notes payable, net	$578,700	$584,239
Credit facilities, net	530,297	502,051
Market lease intangible liabilities, net	9,407	10,943
Derivative liabilities, at fair value	—	13,903
Accounts payable and accrued expenses (including $47 due to related parties as of December 31, 2022 and 2021)	45,247	42,709
Operating lease liabilities	8,087	8,130
Deferred rent	5,925	8,619
Distributions payable	3,496	3,406
Total liabilities	1,181,159	1,174,000

Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized as of December 31, 2022 and 2021; 3,977,144 issued and outstanding as of December 31, 2022 and 2021	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of December 31, 2022 and 2021	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 105,080,531 shares and 99,281,754 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,051	993
Additional paid-in capital	2,417,059	2,329,839
Accumulated other comprehensive income (loss)	36,910	(14,341)
Distributions in excess of accumulated earnings	(1,462,457)	(1,282,871)
Total stockholders’ equity	992,639	1,033,696
Non-controlling interests	6,551	6,704
Total equity	999,190	1,040,400
Total liabilities and equity	$2,180,349	$2,214,400

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue from tenants	$335,846	$329,355	$381,612

Operating expenses:
Property operating and maintenance	213,444	205,813	243,548
Impairment charges	27,630	40,951	36,446
Operating fees to related parties	25,353	24,206	23,922
Acquisition and transaction related	1,484	2,714	173
General and administrative	17,287	16,828	21,572
Depreciation and amortization	82,064	79,926	81,053
Total expenses	367,262	370,438	406,714
Operating loss before gain on sale of real estate investments	(31,416)	(41,083)	(25,102)
Gain (loss) on sale of real estate investments	(125)	3,648	5,230
Operating loss	(31,541)	(37,435)	(19,872)
Other income (expense):
Interest expense	(51,740)	(47,900)	(51,519)
Interest and other income	27	61	44
Gain (loss) on non-designated derivatives	3,834	37	(102)
Total other expenses	(47,879)	(47,802)	(51,577)
Loss before income taxes	(79,420)	(85,237)	(71,449)
Income tax expense	(201)	(203)	(4,061)
Net loss	(79,621)	(85,440)	(75,510)
Net loss (income) attributable to non-controlling interests	135	260	(303)
Allocation for preferred stock	(13,799)	(7,762)	(2,968)
Net loss attributable to common stockholders	(93,285)	(92,942)	(78,781)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	51,251	25,332	(32,630)
Comprehensive loss attributable to common stockholders	$(42,034)	$(67,610)	$(111,411)

Weighted-average common shares outstanding — Basic and Diluted (1)	106,428,154	106,354,994	106,119,937
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.88)	$(0.87)	$(0.74)
_____
(1)Retroactively adjusted for the effects of the Stock Dividends (see Note 1 — Organization for details).

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	1,610,000	$16	—	$—	92,356,664	$923	$2,078,628	$(7,043)	$(971,190)	$1,101,334	$5,410	$1,106,744
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(59)	—	—	(59)	—	(59)
Common stock issued through distribution reinvestment plan	—	—	—	—	875,986	9	14,595	—	—	14,604	—	14,604
Common stock repurchases	—	—	—	—	(705,101)	(7)	(10,539)	—	—	(10,546)	—	(10,546)
Share-based compensation, net	—	—	—	—	—	—	1,345	—	—	1,345	—	1,345
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,248,197	13	19,646	—	(19,659)	—	—	—
Distributions declared in cash on common stock, $0.42 per share	—	—	—	—	—	—	—	—	(38,839)	(38,839)	—	(38,839)
Dividends declared on Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(2,968)	(2,968)	—	(2,968)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Buyout of non-controlling interest	—	—	—	—	—	—	—	—	(88)	(88)	(495)	(583)
Net loss	—	—	—	—	—	—	—	—	(75,813)	(75,813)	303	(75,510)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(32,615)	—	(32,615)	—	(32,615)
Rebalancing of ownership percentage	—	—	—	—	—	—	645	(15)	—	630	(630)	—
Balance, December 31, 2020	1,610,000	16	—	—	93,775,746	938	2,104,261	(39,673)	(1,108,557)	956,985	4,387	961,372
Issuance of Series A Preferred Stock, net	2,367,144	24	—	—	—	—	56,241	—	—	56,265	—	56,265
Issuance of Series B Preferred Stock, net	—	—	3,630,000	36	—	—	86,783	—	—	86,819	—	86,819
Share-based compensation, net	—	—	—	—	—	—	1,329	—	—	1,329	—	1,329
Distributions declared in common stock, $0.85 per share	—	—	—	—	5,506,008	55	81,316	—	(81,371)	—	—	—
Dividends declared on Series A Preferred Stock, $1.57 per share	—	—	—	—	—	—	—	—	(6,236)	(6,236)	—	(6,236)
Dividends declared on Series B Preferred Stock, $0.42 per share	—	—	—	—	—	—	—	—	(1,527)	(1,527)	—	(1,527)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Issuance of Series A Preferred OP Units	—	—	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	—	—	(85,180)	(85,180)	(260)	(85,440)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	25,332	—	25,332	—	25,332
Rebalancing of ownership percentage	—	—	—	—	—	—	(91)	—	—	(91)	91	—
Balance, December 31, 2021	3,977,144	40	3,630,000	36	99,281,754	993	2,329,839	(14,341)	(1,282,871)	1,033,696	6,704	1,040,400
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Share-based compensation, net	—	—	—	—	—	—	1,185	—	—	1,185	—	1,185
Distributions declared in common stock, $0.85 per share	—	—	—	—	5,798,777	58	86,243	—	(86,301)	—	—	—
Dividends declared Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(184)	(184)
Net loss	—	—	—	—	—	—	—	—	(79,486)	(79,486)	(135)	(79,621)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	51,251	—	51,251	—	51,251
Rebalancing of ownership percentage	—	—	—	—	—	—	(166)	—	—	(166)	166	—
Balance, December 31, 2022	3,977,144	$40	3,630,000	$36	105,080,531	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(79,621)	$(85,440)	$(75,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,064	79,926	81,053
Amortization (including write-offs) of deferred financing costs	4,879	4,427	4,059
Amortization of terminated swap	423	846	846
Amortization of mortgage premiums and discounts, net	51	55	60
(Accretion) amortization of market lease and other intangibles, net	(625)	(198)	(80)
Bad debt expense	3,159	1,094	2,708
Equity-based compensation	1,185	1,329	1,345
(Gain) loss on non-designated derivative instruments	(3,834)	(37)	102
Cash received from non-designated derivative instruments	286	—	—
(Gain) loss on sales of real estate investments, net	125	(3,648)	(5,230)
Impairment charges	27,630	40,951	36,446
Deferred tax valuation allowance	2,750	(483)	4,641
Changes in assets and liabilities:
Straight-line rent receivable	(1,523)	(761)	(2,409)
Prepaid expenses and other assets	(3,036)	(2,139)	(63)
Accounts payable, accrued expenses and other liabilities	(2,924)	1,252	(4,554)
Deferred rent	(2,694)	1,705	(1,607)
Net cash provided by operating activities	28,295	38,879	41,807
Cash flows from investing activities:
Property acquisitions and development costs	(25,538)	(159,300)	(94,984)
Capital expenditures and other assets acquired	(27,993)	(19,071)	(21,892)
Proceeds from sales of real estate investments	11,749	130,449	34,385
Net cash used in investing activities	(41,782)	(47,922)	(82,491)
Cash flows from financing activities:
Payments on credit facilities	(2,998)	(298,804)	(26,091)
Proceeds from credit facilities	30,000	125,000	95,000
Proceeds from mortgage notes payable	—	42,750	—
Payments on mortgage notes payable	(6,662)	(1,264)	(1,048)
Payments for non-designated derivative instruments	—	(85)	(97)
Payments of deferred financing costs	(1,672)	(1,490)	(2,241)
Proceeds from issuance of Series A Preferred Stock, net	—	56,265	(1,016)
Proceeds from issuance of Series B Preferred Stock, net	(42)	86,897	—
Common stock repurchases	—	—	(10,539)
Distributions paid on common stock	—	—	(31,354)
Dividends paid on Series A Preferred stock	(7,333)	(5,144)	(2,399)
Dividends paid on Series B Preferred stock	(6,466)	—	—
Buyout of non-controlling interest holders	—	—	(583)
Distributions to non-controlling interest holders	(184)	(46)	(201)
Net cash provided by financing activities	4,643	4,079	19,431
Net change in cash, cash equivalents and restricted cash	(8,844)	(4,964)	(21,253)
Cash, cash equivalents and restricted cash, beginning of year	85,382	90,346	111,599
Cash, cash equivalents and restricted cash, end of year	$76,538	$85,382	$90,346

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash, cash equivalents, end of period	$53,654	$59,738	$72,357
Restricted cash, end of period	22,884	25,644	17,989
Cash, cash equivalents and restricted cash, end of period	$76,538	$85,382	$90,346

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,042	$42,815	$47,878
Cash paid for income taxes	566	311	315

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$—	$—	$14,604
Common stock issued through stock dividends	86,301	81,371	19,659
Accrued capital expenditures	—	—	1,287
Accrued offering costs on Series B Preferred Stock	—	78	—
Mortgage assumed in acquisition	—	—	13,883

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
As of December 31, 2022, the Company owned 202 properties located in 34 states and comprised of 9.1 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries, including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of December 31, 2022, the Company owned 52 seniors housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of December 31, 2022, the Company had four eligible independent contractors operating 52 SHOPs (including two land parcels). All of the Company’s properties across both business segments are located throughout the United States.
The Company has declared quarterly dividends entirely in shares of its common stock since October 2020 in order to preserve its liquidity in response to the COVID-19 pandemic. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. Since October 2020, the Company has issued an aggregate of approximately 12.6 million shares in respect to the Stock Dividends. No other additional shares of common stock were issued during the years ended December 31, 2022 or 2021. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the Stock Dividends since October 2020 and through January 2023, and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. Please see Note 8 — Stockholder’s Equity for additional information on the stock dividends.
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
Principles of Consolidation and Basis of Presentation

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Out-of-Period Adjustment
During the year ended December 31, 2019, the Company did not record quarterly interest expense related to borrowings under the Revolving Credit Facility (as defined below) that were borrowed and repaid during the fourth quarter of 2019. The amount of interest expense and related payable that should have been recorded was $0.3 million. In 2020, the Company identified that the cumulative interest payable balance was understated, and as a result a true up entry was recorded to record the payable and related expense, resulting in an out of period adjustment. The Company concluded that the errors noted above were not material for the period ended December 31, 2019 or any prior periods and adjusted the amounts on a cumulative basis in 2020.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The COVID-19 pandemic has had, and could continue to have, an adverse impact on economic conditions, including a global economic slowdown and recession that may continue for some time. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The COVID-19 pandemic had, and another pandemic in the future could have, impacts across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity including volatility in financial markets. The Company’s MOB tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents, and concern regarding the transmission of COVID-19 impacted the willingness of persons to, among other things, live in or use facilities at the Company’s properties, and impact the revenues generated by the Company’s tenants.
The Company’s ability to lease space and negotiate and maintain favorable rents and the results of operations at its SHOPs could also continue to be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space at the Company’s MOB properties could decline, which could negatively impacting occupancy percentage, revenue and net income. Additionally, downturns or stagnation the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at the Company’s SHOPs. Further, recent and continuing increases in inflation brought about by the labor shortages, supply chain disruptions and increases in interest rates have adversely impacted, and may continue to impact, the Company’s results of operations. Moreover, these increases in the rate of inflation, the ongoing war in Ukraine and related sanctions, supply chain disruptions and increases in interest rates may also impact the ability of the Company’s tenants and residents to pay rent and hence the Company’s results of operations and liquidity.
Starting in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways that vary by operating segment:
COVID-19 Impact — MOB Segment
The financial stability and overall health of the Company’s MOB tenants is critical to its business. The Company took a proactive approach to achieve mutually agreeable solutions with its MOB tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent. Since the year ended December 31, 2020, the Company has not entered into any rent deferral agreements with any of its MOB tenants, and all amounts previously deferred under prior rent deferral agreements have been collected.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
COVID-19 Impact — SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until June 2021 and has since stabilized, however, SHOP occupancy remains substantially below pre-pandemic levels. Further, the Company has continued to experience lower inquiry volumes and reduced in-person tours since the onset of the pandemic. In addition, starting in mid-March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act. These cost increases became more prominent throughout the year ended December 31, 2022 from a combination of factors: firstly, the Company was impacted by rising inflation which generally increased the costs of services and supplies, secondly, the Company relied more on the use of temporary contract labor and agencies due to a shortage of qualified personnel and lastly, the amounts the Company paid to third party providers for wages, including overtime wages, and bonuses increased. Future developments in the course of the pandemic, increases to inflation, labor shortages and supply chain disruptions may cause further adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have material adverse effects on its revenues, operating costs and net income in future periods.
The financial impact of the COVID-19 pandemic on the Company has been partially offset by funds received under the CARES Act. The Company received $4.5 million, $5.1 million and $3.6 million in these funds during the years ended December 31, 2022, 2021 and 2020, respectively. The Company considers these funds to be grant contributions from the government. The full amounts received were recognized as reductions of property operating expenses in the Company’s consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020, respectively, to partially offset incurred COVID-19 expenses. The Company does not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the CARES Act program will be extended or any further amounts received under currently effective or potential future government programs.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of December 31, 2022, these leases had a weighted average remaining lease term of 4.9 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with the increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) the their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOP segment, held using a structure permitted under RIDEA, and to a lesser extent, fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month. The Company did not record material amounts of ancillary revenue from non-residents during the year ended December 31, 2022. The Company recorded ancillary revenue from non-residents of $3.5 million and $13.3 million for the years ended December 31, 2021 and 2020, respectively. Fees for ancillary services are recorded in the period in which the services are performed. The decline in ancillary revenue since the year ended December 31, 2020 is primarily due to the Company’s dispositions of its SNF properties in Lutz and Wellington, Florida, which were sold in November 2020 and May 2021, respectively.
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
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2022 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short-term in nature.

(In thousands)	Future Base Rent Payments
2023	$106,009
2024	99,507
2025	88,452
2026	80,462
2027	62,175
Thereafter	215,275
Total	$651,880
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
with accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded reductions in revenue of $3.2 million, $1.1 million and $2.7 million, respectively. Approximately $1.3 million and $1.0 million of bad debt expense recorded in the years ended December 31, 2022 and 2020, respectively, related to previously disposed properties. There were no significant write-off’s related to previously disposed properties during the year ended December 31, 2021.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2022, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2022 or December 31, 2021.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2022, 2021 and 2020.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2022 and 2021, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the consolidated balance sheets as of December 31, 2022 and 2021, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company did not have any cash invested in money market funds at December 31, 2022 or 2021.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2022 and 2021, the Company had deposits of $53.7 million and $59.7 million, of which $43.6 million and $46.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Deferred Costs
Deferred costs, net, consists of deferred financing costs related to the Credit Facility (as defined in Note 5 — Credit Facilities) Fannie Mae Master Credit Facilities (as defined in Note 5 — Credit Facilities), and deferred leasing costs. Deferred financing costs relating to mortgage notes payable (see Note 4 — Mortgage Notes Payable, Net) are reflected net of the related financing in the mortgage notes payable, net line item of the Company’s consolidated balance sheet.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2022, 2021 and 2020. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
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
As of December 31, 2022, the Company owned 52 seniors housing properties (including two land parcels) which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of December 31, 2022 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2020, the Company modified 25 intercompany leases with the TRS which abated intercompany rent due to the ongoing COVID-19 pandemic. These abatements were extended through December 31, 2022 and may continue to be extended for future periods.
Because of the Company’s TRS's recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $6.9 million and $4.2 million as of December 31, 2022 and 2021, respectively. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive income (loss). As of December 31, 2022, the Company’s consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $24.4 million at December 31, 2022 (of which $7.6 million were incurred prior to January 1, 2018). Carryforwards from losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2035. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date. As of December 31, 2022, the Company had a deferred tax asset of $6.9 million with a full valuation allowance. As of December 31, 2021, the Company had a deferred tax asset of $4.2 million with a full valuation allowance.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table details the composition of the Company’s tax (expense) benefit for the years ended December 31, 2022, 2021 and 2020, which includes U.S. federal and state income taxes incurred by the Company’s TRS. The Company estimated its income tax (expense) benefit relating to its TRS using a combined federal and state rate of approximately 0.0%, 0.0% and (105.8)% for the years ended December 31, 2022, 2021 and 2020, respectively. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2022		2021		2020
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$—	$2,145	$—	$(319)	$726	$—
State (expense) benefit	(201)	604	(203)	(163)	(196)	50
Deferred tax asset valuation allowance	—	(2,749)	—	482	—	(4,641)
Total income tax benefit (expense)	$(201)	$—	$(203)	$—	$530	$(4,591)
As of December 31, 2022 and 2021, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
CARES Act Grants
On March 27, 2020, the CARES Ac) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. During the years ended December 31, 2022, 2021 and 2020 the Company received $4.5 million, $5.1 million and $3.6 million in funding from CARES Act grants, respectively. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. The funding the Company received was recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Adopted as of January 1, 2021:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Not yet Fully Adopted as of December 31, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with the Company’s past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 202 properties as of December 31, 2022. During the year ended December 31, 2022, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of one multi-tenant MOBs and three single tenant MOBs for an aggregate contract purchase price of $25.3 million. All acquisitions in 2022, 2021 and 2020 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2022, 2021 and 2020:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31,
(In thousands)	2022	2021	2020
Real estate investments, at cost:
Land	$4,933	$12,848	$7,665
Buildings, fixtures and improvements	16,606	121,376	90,699
Total tangible assets	21,539	134,224	98,364
Acquired intangibles:
In-place leases and other intangible assets (1)	3,763	28,499	10,369
Market lease and other intangible assets (1)	268	794	496
Market lease liabilities (1)	(32)	(1,639)	(362)
Total intangible assets and liabilities	3,999	27,654	10,503
Mortgage notes payable assumed, net	—	—	(13,883)
Issuance of Preferred OP Units (2)	—	(2,578)	—
Cash paid for real estate investments, including acquisitions	$25,538	$159,300	$94,984
Number of properties purchased	4	17	9
_______________
(1)Weighted-average remaining amortization periods for in-place leases, above-market leases and below market leases acquired were 8.9 years, 9.3 years and 12.1 years, respectively, as of December 31, 2022. Weighted-average remaining amortization periods for in-place leases and above-market leases acquired were 11.2 years, 10.2 years and 8.5 years, respectively, as of December 31, 2021. Weighted-average remaining amortization periods for in-place leases, above-market leases and below market leases acquired were 1.7 years, 7.7 years and 7.4 years, respectively, as of December 31, 2020.
(2)See Note 8 — Stockholders’ Equity for additional information.
Significant Tenants
As of December 31, 2022, 2021 and 2020, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2022, 2021 and 2020:

	December 31,
State	2022	2021	2020
Florida (1)	19.2%	17.7%	20.6%
Pennsylvania	*	*	10.4%
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

Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$268,135	$198,138	$69,997	$264,741	$183,073	$81,668
Market lease assets	14,432	12,042	2,390	14,164	11,212	2,952
Other intangible assets	9,467	1,165	8,302	9,467	1,006	8,461
Total acquired intangible assets	$292,034	$211,345	$80,689	$288,372	$195,291	$93,081
Intangible liabilities:
Market lease liabilities	$23,504	$14,097	$9,407	$23,472	$12,529	$10,943
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization of above-and below-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Amortization of in-place leases and other intangible assets (1)	$15,076	$15,071	$15,121
Accretion of above-and below-market leases, net (2)	$(795)	$(422)	$(257)
Amortization of above-and below-market ground leases, net (3)	$159	$214	$178
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization and adjustments to revenue from tenants for the next five years:

(In thousands)	2023	2024	2025	2026	2027
In-place lease assets	$13,208	$11,287	$9,700	$8,454	$4,958
Other intangible assets	10	10	10	10	10
Total to be added to amortization expense	$13,218	$11,297	$9,710	$8,464	$4,968

Above-market lease assets	$(495)	$(416)	$(363)	$(329)	$(240)
Below-market lease liabilities	1,512	1,294	1,103	941	623
Total to be added to revenue from tenants	$1,017	$878	$740	$612	$383
Dispositions

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table summarizes the properties sold during the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Disposition Date	Contract Sale Price	Gain (Loss) on Sale, of Real Estate Investments
2022 Dispositions:
LaSalle properties (four properties) (1)	March 2, 2022	$12,400	$(303)
Lien settlement on formerly disposed properties	N/A	N/A	178
Totals		$12,400	$(125)

2021 Dispositions:
Hampton River Portfolio (two properties)	December 21, 2021	$37,800	$1,323
NuVista Jupiter (2)	May 14, 2021	65,000	2,383
Wellington Green (3)	May 14, 2021	30,750	114
Michigan SHOPs (four properties) (4)	January 15, 2021	—	(172)
Totals		$133,550	$3,648

2020 Dispositions:
Lutz (5)	December 15, 2020	$20,000	$3,832
Michigan SHOPs (seven properties) (4)	November 2, 2020	11,750	(908)
Cape Girardeau	March 19, 2020	8,600	2,306
Totals		$40,350	$5,230
______
(1)Impairment charges of $34.0 million were recorded during the year ended December 31, 2021.
(2)Impairment charges of $14.6 million and $19.8 million were recorded during the years ended December 31, 2020 and 2019, respectively.
(3)Impairment charges of $0.9 million, $2.3 million and $9.9 million were recorded during the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Impairment charges of $19.6 million and $22.6 million were recorded during the years ended December 31, 2020 and 2019, respectively. The contract sales price for all 11 properties was received in November of 2020. Loss on sale amounts relate to the properties transferred at the respective dates.
(5)Impairment charges of $3.6 million were recorded during the year ended December 31, 2019.

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
There were no assets held for sale as of December 31, 2022 or December 31, 2021.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Impairment Charges
The following table presents impairment charges by segment recorded during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
MOB Segment:
Illinois skilled nursing facilities (1) (7)	$10,644	$—	$—
Sassafras MOB (2) (7)	1,844	—	—
Sun City MOB (3) (7)	—	6,082	—
Total MOB impairment charges	12,488	6,082	—

SHOP Segment:
Various held for use SHOPs (4) (7)	15,142	—	—
LaSalle Properties (5) (7)	—	34,000	—
Wellington, Florida skilled nursing facility (6) (7)	—	869	2,276
Michigan properties (8)	—	—	19,570
NuVista Jupiter (7) (9)	—	—	14,600
Total SHOP impairment charges	15,142	34,869	36,446

Total impairment charges	$27,630	$40,951	$36,446
(1)These seven properties were impaired after the Company received an offer by the tenant to purchase all seven properties, which caused the Company to reassess its expected holding period for these properties. As of December 31, 2022, these properties were not disposed nor are under contract for disposal.
(2)The Company began marketing this property for sale in the fourth quarter of 2022. As of December 31, 2022 this property was not disposed nor under contract for disposal.
(3)This property has been actively marketed for sale since September 2021. As of December 31, 2022 this property was not disposed nor under contract for disposal.
(4)Consists of eight properties actively marketed for sale. Of the eight properties, six properties were impaired in year ended December 31, 2022. As of December 31, 2022, these properties were not disposed, but five of these properties are under contract for disposal.
(5)These four properties were disposed in the year ended December 31, 2022.
(6)This property was disposed in the year ended December 31, 2021. The Company recorded this impairment charge in the year ended December 31, 2021 to reduce the carrying value of the property to its estimated fair value as determined by an amendment to its purchase and sale agreement. The Company had previously recorded $2.3 million of impairment charges on this property in the year ended December 31, 2020.
(7)These properties were impaired to reduce their carrying values to their estimated fair values, respectively, as determined by the Assets Held for Use approach described above.
(8)These properties were disposed in the first quarter of 2021 and the fourth quarter of 2020.
(9)This property was disposed in the second quarter of 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of December 31, 2022 and 2021:

Portfolio	Encumbered Properties	Outstanding Loan Amount as of December 31,		Effective Interest Rate (1) as of December 31,		Interest Rate
		2022	2021	2022	2021			Maturity
		(In thousands)	(In thousands)
Palm Valley Medical Plaza - Goodyear, AZ	—	$—	$2,879	—%	4.15%	Fixed		Jun. 2023
Medical Center V - Peoria, AZ	—	—	2,684	—%	4.75%	Fixed		Sep. 2023
Fox Ridge Bryant - Bryant, AR	1	6,817	6,977	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,639	16,024	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,704	9,943	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.73%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	13,071	13,384	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Gross mortgage notes payable	75	585,181	591,841	3.83%	3.82%
Deferred financing costs, net of accumulated amortization (3)		(5,117)	(6,186)
Mortgage premiums and discounts, net		(1,364)	(1,416)
Mortgage notes payable, net		$578,700	$584,239
__________
(1)Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2022 and December 31, 2021. For the SOFR/LIBOR based loans, SOFR/LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2)Variable rate loan, based on daily SOFR as of December 31, 2022 and based on 30-day LIBOR as of December 31, 2021, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of December 31, 2022 and 2021.
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

As of December 31, 2022, the Company had pledged $0.9 billion in real estate investments, at cost, as collateral for its $585.2 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2022, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payments and LIBOR Transition for a schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and a discussion of the expected cessation of LIBOR publication.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
At the closing of the BMO MOB Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $37.0 million of indebtedness under the Revolving Credit Facility, under which nine of the properties were included as part of the borrowing base prior to the BMO MOB Loan, (ii) fund approximately $2.5 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The remaining $2.4 million net proceeds available to the Company were used for general corporate purposes and acquisitions.
Note 5 — Credit Facilities, Net
The Company had the following credit facilities outstanding as of December 31, 2022 and 2021:

			Outstanding Facility Amount as of December 31,		Effective Interest Rate as of December 31,(9) (10)
Credit Facility	Encumbered Properties (1)		2022	2021	2022		2021		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$30,000	$—	7.26%		—%		Variable		Mar. 2024	(8)

Term Loan			150,000	150,000	5.11%		4.11%		Fixed	(6)	Mar. 2024
Deferred financing costs			(1,750)	(2,994)
Term Loan, net			148,250	147,006
Total Credit Facility	98	(2)	$178,250	$147,006
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$210,483	$212,417	5.90%		2.51%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	141,564	142,628	6.60%		2.56%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$352,047	$355,045

Total Credit Facilities	119		$530,297	$502,051	5.94%	(5)	3.00%	(5)
_______
(1)Encumbered properties are as of December 31, 2022.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties located in Florida, Georgia, Iowa and Michigan as of December 31, 2022 with a carrying value of $348.9 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties located in, Missouri, Kansas, California, Florida, Georgia and Iowa as of December 31, 2022 with carrying value of $261.0 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2022 and 2021, respectively.
(6)Variable rate loan, based on SOFR, all of which was economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its SOFR “pay-fixed” interest rate swaps against all 30-day SOFR debt, see Note 7 — Derivatives and Hedging Activities for additional details).
(7)The effective rates above only include the impact of designated hedging instruments. The Company also has seven non-designated interest rate cap agreements with an aggregate notional amount of $354.6 million which limits 30-day LIBOR to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (see discussion below and Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these interest rate caps on these non-designated derivatives, the economic interest rate on the Capital One Fannie Mae Facility was 5.26%, and the economic interest rate on the KeyBank Fannie Mae Facility was 5.96% as of December 31, 2022.
(8)During the year ended December 31, 2022, the Company exercised its option to extend the maturity one year to March 2024.
(9)Effective interest rate below for variable rate debt gives effect to any “pay-fixed” swap entered into by the Company allocated to the loan for presentation purposes. If no “pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of December 31, 2022 and 2021. Interest rate caps are not considered unless the caps, if any, are currently in effect.
(10)The Company has interest “pay-fixed” swaps which are designated as cash flow hedges on LIBOR- or SOFR-based outstanding combined borrowings. Prior to the Fourth Amendment (as defined below) which, among other things, changed the reference rate on the Credit Facility from LIBOR to SOFR, to present average rates in the table above, the Company historically allocated the notional amount of a “pay-fixed” swap to the outstanding amounts of its Credit Facility (both the Revolving Credit Facility and the Term Loan) with any remaining notional amounts applied to its Capital One Fannie Mae Facility. During the three months ended September 30, 2022, the Company converted $150.0 million of its “pay-fixed” swaps from LIBOR to SOFR. As of December 31, 2022, the Company allocated the $150.0 million SOFR-based “pay-fixed” swaps to the Term Loan, which were also allocated to the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Term Loan as of December 31, 2021 when the Term Loan and swaps were LIBOR-based. As of December 31, 2022 and 2021, $50.0 million of LIBOR-based “pay-fixed” swaps were allocated to the Capital One Fannie Mae Facility because there were no LIBOR-based amounts outstanding under the Revolving Credit Facility in either period. The $50.0 million of LIBOR-based “pay-fixed” swaps were terminated subsequent to December 31, 2022. See Note 17 — Subsequent Events for additional information.
As of December 31, 2022, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this amount pledged as collateral for mortgage notes payable, $0.6 billion of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $0.9 billion of this amount comprising the borrowing base of the Credit Facility. All of the real estate assets pledged to secure debt or comprising the borrowing base of are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of December 31, 2022 was $0.1 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility. Currently, any properties that the Company acquires must be added to the borrowing base of the Credit Facility, and any net proceeds from the dispositions of any unencumbered properties must be used to repay amounts outstanding under the Revolving Credit Facility (as defined below).
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
As of December 31, 2022, $150.0 million was outstanding under the Term Loan, and $30.0 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Revolving Credit Facility was $203.4 million based on the borrowing base as of December 31, 2022.
On August 11, 2022, the Company, the OP, KeyBank National Association individually and as agent for the lenders and the lenders from time to time a party under the Credit Facility, among others, entered into the fourth amendment to the Credit Facility (the “Fourth Amendment”). Without the Fourth Amendment, the Company would have been in default of the reamendment Fixed Charge Coverage Ratio covenant (defined below) for the four fiscal quarter period ended June 30, 2022. Pursuant to the Fourth Amendment, the lenders agreed to reduce the minimum required Fixed Charge Coverage Ratio covenant to permit the Company to avoid any Default or Events of Default through the amendment date. The Fourth Amendment also eliminated the LIBOR-based rate option, among other changes. The terms described below represent the terms pursuant to the Fourth Amendment.
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Certain other restrictions and conditions described below will no longer apply beginning in the quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and the Company’s Fixed Charge Coverage Ratio (as defined below) for the most recently ended four fiscal quarters is not less than 1.50 to 1.00 (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. The Company did not satisfy the conditions during the quarter ended December 31, 2022 in order to elect the quarter ending March 31, 2023 as the Commencement Quarter.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Until the first day of the Commencement Quarter, the Company must use all the net cash proceeds from any capital event (such as an asset sale, financing or equity issuance) to prepay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding. The Company may borrow additional amounts if all relevant conditions are met, including sufficient availability for future borrowings. There can be no assurance these conditions will be met at the time of any particular borrowing.
Until the Commencement Quarter, the Company may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of the Company’s common stock), subject to certain exceptions. These exceptions include paying dividends on the 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), the 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) or any other class of preferred stock that the Company may issue and paying any cash distributions necessary to maintain its status as a REIT. The Company may not pay any cash distributions (including dividends on Series A Preferred Stock or Series B Preferred Stock or any other preferred stock) if a default or event of default exists or would result therefrom. Beginning in the Commencement Quarter, the Company will be able to pay cash distributions to holders of common stock, subject to the restrictions described below and the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) for any period of four fiscal quarters may not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter. In addition, beginning in the Commencement Quarter, the Company will be permitted to repurchase up to $50.0 million of shares of its common stock (including amounts previously repurchased during the term of the Revolving Credit Facility) if, after giving effect to the repurchases, the Company maintains cash and cash equivalents of at least $30.0 million and the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 55.0%.
Under the Credit Facility, the Company must comply with covenants governing the maximum ratio of consolidated total indebtedness to consolidated total asset value, and requiring the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, a minimum consolidated tangible net worth and a minimum debt service coverage ratio. Specifically, the maximum ratio of consolidated total indebtedness to consolidated total asset value is presently 65% unless and until the Commencement Quarter, following which the ratio will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) that the Company must satisfy based on the four most recently ended fiscal quarters is (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, the Company must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. The minimum consolidated tangible net worth is the sum of (i) $1.2 billion, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019. As of December 31, 2022, the Company had a consolidated tangible net worth of $1.5 billion. The minimum debt service coverage ratio (calculated similar to the calculation of the Fixed Charge Coverage Ratio but excluding dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) that the Company must satisfy based on the four most recently ended fiscal quarters is (a) 1.50:1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.65:1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.75:1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter until the Company elects the Commencement Quarter, after which the debt service coverage ratio covenant will no longer apply. Additionally, the borrowing base advance rate is 52.5% until the Company elects the Commencement Quarter, after which the borrowing base advance rate will be 55%.
In addition, as of December 31, 2022, the Company had the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) SOFR (as defined below), plus an applicable margin that ranges, depending on the Company’s leverage, from 2.10% to 2.85%; or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.85% to 1.60%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) LIBOR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%, plus an additional spread adjustment depending on the length of the interest period; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of December 31, 2022 the Company had elected to use the SOFR option for all of its borrowings under the Revolving Credit Facility, to the extent there are any such amounts outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Further, as of December 31, 2022, the Company has the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 2.05% to 2.80%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.80% to 1.55%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%, plus an additional spread adjustment depending on the length of the interest period; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.30% to 1.05%. Pursuant to the terms of the Company’s Credit Facility, the “floor” on SOFR-based rates is 0.25%. As of December 31, 2022, the Company had elected to use the SOFR option for all of its borrowings under the Term Loan.
As of December 31, 2022, the Company was in compliance with the financial covenants under the Credit Facility.
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company has experienced, and continues to experience, negative impacts from rising operating costs, particularly in its SHOP segment, as well as rising variable interest rates. The Company’s Credit Facility matures in March 2024 and contains various operating covenants (described above) which the Company was in compliance with through December 31, 2022. Prospectively, based upon the Company’s current expectations, the Company believes its operating results through June 30, 2023 will allow it to comply with these covenants. However, the Company believes its operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20:1.00 to 1.35:1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. The Company has obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. Additionally, the Company is exploring long-term secured financing opportunities, utilizing some or all of the Company’s properties as collateral, the proceeds from which the Company believes will be sufficient to repay all amounts outstanding under the Credit Facility, which was $180.0 million as of December 31, 2022 ($200.0 million including the $20.0 million drawn subsequent to December 31, 2022, see Note 17 — Subsequent Events for details).
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement relating to a secured credit facility with KeyBank (the “KeyBank Facility”) and a master credit facility agreement with Capital One for a secured credit facility with Capital One Multifamily Finance LLC, an affiliate of Capital One (the “Capital One Facility”; the Capital One Facility and the KeyBank Facility are referred to herein individually as “Fannie Mae Master Credit Facility” and together as the “Fannie Mae Master Credit Facilities”). Advances made under these agreements are assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements. Periodically, the Company renews these interest rate cap agreements upon their expiration. As of December 31, 2022, the Company had seven interest rate cap agreements (of which six caps were active as of December 31, 2022 and one has a forward start date as of April 2023) with an aggregate current effective notional amount of $354.6 million which caps LIBOR at 3.50% with terms through April 2024. The Company does not apply hedge accounting to these agreements and changes in value as well as any cash received are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive income (see Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company’s derivatives).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2022 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2023	$1,139	$5,769	$6,908
2024	1,178	185,769	186,947
2025	13,270	5,769	19,039
2026	379,393	334,740	714,133
2027	922	—	922
Thereafter	189,279	—	189,279
Total	$585,181	$532,047	$1,117,228
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company currently expects LIBOR to be available in substantially its current form until at least through June 30, 2023 for the USD LIBOR rates currently relevant to the Company, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. Pursuant to the Fourth Amendment, the Credit Agreement was updated and provisions were added to transition the Credit Facility from using a benchmark rate of LIBOR to using a benchmark rate of SOFR, and the Company will either utilize the Base Rate (as defined in the Credit Facility) or the updated SOFR-based rates. During the year ended December 31, 2022, the Company converted $150.0 million of its “pay-fixed” swaps on its Credit Facility from LIBOR to SOFR, and the Company additionally converted its $378.5 million Capital One MOB Loan and related “pay-fixed” swap from LIBOR to SOFR, however, the Company still has mortgages, credit facilities (namely, the Capital One Facility and the KeyBank Facility) and derivative agreements that have terms that are based on LIBOR. Certain of those agreements have alternative rates already contained in the agreements while others do not. The Company anticipates that it will either utilize the alternative rates contained in the agreements or negotiate a replacement reference rate for LIBOR with the lenders and derivative counterparties.
As of December 31, 2022, the Company had $558.7 million of LIBOR-based borrowings ($352.0 million of which is variable-rate) and $50.0 million of LIBOR-based “pay-fixed” swaps. The Company terminated its remaining $50.0 million of “pay-fixed” swaps subsequent to December 31, 2022. See Note 17 — Subsequent Events for additional information.
Note 6 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring asset and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2022
Derivative assets, at fair value (non-designated)	$—	$3,737	$—	$3,737
Derivative assets, at fair value (designated)	—	36,910	—	36,910
Derivative liabilities, at fair value	—	—	—	—
Total	$—	$40,647	$—	$40,647

December 31, 2021
Derivative assets, at fair value (non-designated)	$—	$174	$—	$174
Derivative liabilities, at fair value (designated)		(13,903)		(13,903)
Total	$—	$(13,729)	$—	$(13,729)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments — Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2022 and 2021.
As of December 31, 2022, the Company owned 17 held for use properties (nine MOBs and eight SHOPs) for which the Company had reconsidered its expected holding period, of which 10 properties (two MOBs and eight SHOPs) are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying value of the properties and recorded impairment charges to write these properties down to their estimated fair values. The Company had also previously written down other held for use properties which have subsequently been sold.
As of December 31, 2021, the Company owned five held for use properties (one MOB and four SHOPs) for which the Company had reconsidered their expected holding periods and which were being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and recorded impairment charges to write these properties down to their estimated fair values during 2021. The four SHOPs were sold in the first quarter of 2022.
See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments — Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of December 31, 2022 and 2021.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31, 2022		December 31, 2021
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$583,817	$550,626	$590,425	$594,348
Credit Facility	3	$180,000	$179,496	$150,000	$148,817
Fannie Mae Master Credit Facilities	3	$352,047	$353,034	$355,045	$350,710
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
    The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021:

		December 31,
(In thousands)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$36,910	$—
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$—	$13,903
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$3,737	$174
Cash Flow Hedges of Interest Rate Risk
The Company currently has nine interest rate swaps that are designated as cash flow hedges. The interest rate swaps are used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the years ended December 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The interest rate “pay-fixed” swaps have base interest rates between 1.39% and 2.32% with expirations varying through December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”), during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and was being recorded as an adjustment to interest expense over the original term of the two terminated swaps and the MOB Loan prior to its refinancing. For the years ended December 31, 2022, 2021 and 2020, the Company reclassified $0.4 million, $0.9 million and $0.9 million, respectively, from AOCI as increases to interest expense. No amounts remained in AOCI related to these previously terminated swaps as of December 31, 2022.
During the year ended December 31, 2022, the Company converted $150.0 million of the “pay-fixed” swaps on its Credit Facility and $378.5 million of the “pay-fixed” swaps on its mortgages from LIBOR to SOFR.
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from January 1, 2023 through December 31, 2023, the Company estimates that $17.4 million will be reclassified from other comprehensive income as a decrease to interest expense relating to the “pay-fixed” swaps designated as derivatives.
As of December 31, 2022 and 2021, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2022		December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
SOFR-based interest rate “pay-fixed” swaps	7	$528,500	—	$—
LIBOR-based interest rate “pay-fixed” swaps	2	50,000	9	578,500
Total interest rate “pay-fixed” swaps	9	$578,500	9	$578,500
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods ended December 31, 2022 and 2021:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31,
(In thousands)	2022	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive (loss) income on interest rate derivatives	$50,098	$14,322	$(40,614)
Amount of (loss) gain reclassified from accumulated other comprehensive income into income as interest expense	$(1,153)	$(11,010)	$(7,999)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$51,740	$47,900	$51,519
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but the Company has not elected to apply hedge accounting. As of December 31, 2022, we have entered into seven LIBOR interest rate caps with a notional amount of $354.6 million (of which six caps were active as of December 31, 2022 and one has a forward start date as of April 2023) which limit 30-day LIBOR borrowings to 3.50% and have varying expiration dates through April 2024. Beginning in the fourth quarter of 2022, LIBOR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Capital One Facility and KeyBank Facility. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income (loss) and are presented within gain (loss) on non-designated derivatives in our consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022, 2021 and 2020, gain (loss) on non-designated derivatives were a gain of $3.8 million (including cash received of $0.3 million), a gain of $37,000 and a loss of $0.1 million, respectively.
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	7	$354,624	9	$355,175
(1)Notional amount represents the currently active interest cap contract and excludes one and three inactive cap agreements (included in the instrument count) with aggregate notional amounts of $52.6 million and $140.8 million as of December 31, 2022 and 2021, respectively, which take effect upon the expiration of similar caps included above and effectively extend the term for the same notional amount.
(2)All of the Company’s interest rate cap agreements limit 30-day LIBOR to 3.50% with terms through April 2024. The actual 30-day LIBOR rates during the fourth quarter of 2022 exceeded the strike price rate of 3.50% and the Company is currently receiving payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive income.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022 and 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022	$40,647	—	—	$40,647	—	—	$40,647

December 31, 2021	$174	—	—	$174	—	—	$174
December 31, 2021	$—	(13,903)	—	$(13,903)	—	—	$(13,903)
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2022 there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of December 31, 2022 and 2021, the Company had 105,080,531 and 99,281,754 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020. Since October 2020, the Company has issued an aggregate of approximately 12.6 million shares in respect to the stock dividends. No other additional shares of common stock were issued during the years ended December 31, 2022 or 2021. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends (including the January 2023 stock dividend), and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. See Note 1 — Organization for additional information.
On April 1, 2022, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2021, which was approved by the Board on March 28, 2022. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.
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
December 31, 2022
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
On August 13, 2020, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and to comply with an amendment to the Credit Facility described in Note 5 — Credit Facilities, Net, which restricts the Company from repurchasing shares until no earlier than the Commencement Quarter (which has not yet occurred), the Board determined that, effective on August 14, 2020, repurchases under the SRP would be suspended. The Board also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share (retroactively adjusted for the Stock Dividends), under the SRP and does not include any repurchases under tender offers (see above), cumulatively through December 31, 2022:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2021	4,896,620	$20.60
Year ended December 31, 2022	—	—
Cumulative repurchases as of December 31, 2022	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2022 and 2021, the Company did not issue any shares of common stock pursuant to the DRIP. During the year ended December 31, 2020, the Company issued 0.9 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $14.6 million. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its board of directors in its discretion.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2022. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2022 and 2021.
In connection with an underwritten offering in October 2021, the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”). As a result of an underwritten offering in October 2021, the Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2022 and 2021.
Series A Preferred Stock
Series A Preferred Stock — Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after December 11, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Series A Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into common stock have not been met as of December 31, 2022. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2022, 2021 and 2020.
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
Series A Preferred Stock Add-On Offering

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The Company did not sell any Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2020 or through its termination in the year ended December 31, 2021.
Series B Preferred Stock
Series B Preferred Stock — Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in the amount of $1.78125 per share each year, which is equivalent to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after October 6, 2026, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.125% of the $25.00 liquidation preference per share per annum (equivalent to $2.28125 per share each year) from and after

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series B Preferred Stock into common stock have not been met as of December 31, 2022. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2022 and 2021.
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
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility (see Note 5 — Credit Facility, Net for additional information) which restricts the Company from paying distributions on common stock until no earlier than the quarter ending June 30, 2021. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The following table details these stock dividends:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Stock Dividend Declaration Date	Stock Dividend Issue Date	Quarterly Stock Dividend Rate (per share)
October 1, 2020	October 15, 2020	0.013492
January 4, 2021	January 15, 2021	0.013492
April 2, 2021	April 15, 2021	0.014655
July 1, 2021	July 15, 2021	0.014655
October 1, 2021	October 15, 2021	0.014655
January 3, 2022	January 15, 2022	0.014655
April 1, 2022	April 18, 2022	0.014167
July 1, 2022	July 15, 2022	0.014167
October 3, 2022	October 17, 2022	0.014167
January 3, 2023	January 18, 2023	0.014167
Tax Characteristics of Dividends
The following table details from a tax perspective the portion of distributions classified as a return of capital, capital gain dividend income and ordinary dividend income, per share per annum, for the year ended December 31, 2020. All common dividends in the years ended December 31, 2022 and 2021, and a portion of common dividends issued in the year ended December 31, 2020, were issued as stock dividends, which do not represent taxable dividends to shareholders for U.S. federal income tax purposes. The cash distributions paid to holders of common stock in the first half of the year ended December 31, 2020 were considered 100% return of capital. All dividends paid on the Series A Preferred Stock and Series B Preferred Stock were considered 100% return of capital for tax purposes for the years ended December 31, 2022, 2021 and 2020.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2022 and 2021, the Special Limited Partner owned 10,094 and 9,537 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2022 and 2021, the Advisor held 90 partnership units in the OP designated as “Common OP Units.”
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
On July 25, 2019, the Company entered into Amendment No. 1 to the Second A&R Advisory Agreement (the “Advisory Agreement Amendment”) among the Company, the OP, and the Advisor. The Advisory Agreement Amendment was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this footnote under “Professional Fees and Other Reimbursements.”
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through December 31, 2022.
Asset Management Fees and Variable Management/Incentive Fees
Under the LPA and the advisory agreement that was superseded by the 0riginal amended and restated advisory agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Board) to the Advisor partnership units of the OP designated as “Class B Units” (“Class B Units”). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “Economic Hurdle”); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the “Performance Condition”).
Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of December 31, 2022, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. Stock Dividends do not cause the OP to issue additional Class OP Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment to the then-current advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015.
Effective February 17, 2017, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee is equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. There are no variable management fees earned from the issuance of common stock dividends. The base management fee is payable to the Advisor or its assignees in cash, Common OP Units or shares, or a combination thereof, the form of payment to be determined at the discretion of the Advisor and the value of any Common OP Unit or share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the years ended December 31, 2022, 2021 and 2020.
Property Management Fees
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee on a monthly basis, equal to 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties managed and 2.5% of gross revenues from all other types of properties managed, plus market-based leasing commissions applicable to the geographic location of the property. The Company also reimburses the Property Manager for property level expenses incurred by the Property Manager. The Property Manager may charge a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, and the Property Manager is allowed to receive a higher property management fee in certain cases if approved by the Company’s Board of Directors (including a majority of the independent directors).
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
On April 10, 2018, in connection with the Multi-Property CMBS Loan, the Company and the OP entered into a further amendment to the A&R Property Management Agreement confirming, consistent with the intent of the parties, that the borrowers under the Multi-Property CMBS Loan and other subsidiaries of the OP that own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement. See the Mortgage Notes Payable table included in Note 4 — Mortgage Notes Payable, Net for additional information on the Multi- Property CMBS Loan.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the year ended December 31, 2022, 2021 and 2020, the Company incurred $8.8 million, $9.4 million and $12.1 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss). In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.3 million in the third quarter of 2022.
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
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the Advisory Agreement Amendment for the prior year ended December 31st. Initially, for the year ended December 31, 2020; (a) the Fixed Component was equal to $6.8 million and (b) the Variable Component was equal to (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.29%.
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
The Company paid approximately $2.5 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during the calendar year 2019, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”). The original estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates and to be reimbursed by the Company by $1.2 million. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.2 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.2 million receivable was being paid back to the Company over a 10-month period from January 2021 through October 2021. As of December 31, 2021, all of this amount had been repaid by the Advisor.
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards are being paid by the Advisor over a ten-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.0 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and (ii) a general reduction in final bonuses for remaining personnel due to on-going negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.0 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.0 million receivable is required to be repaid to the Company

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
on a pro rata basis over a six-month period from November 2021 through April 2022. As of December 31, 2022, the entire amount has been repaid by the Advisor.
Reimbursements for the cash portion of 2021 bonuses paid by the Advisor to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2021, and 2022 bonuses were expensed and reimbursed on a monthly basis during 2022 in accordance with estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all - cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
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
Summary of fees, expenses and related payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable) as of
	2022	2021	2020	December 31,
(In thousands)	Incurred	Incurred	Incurred	2022	2021
One-time fees and reimbursements:
Acquisition cost reimbursements	$23	$90	$81	$5	$23
Ongoing fees and reimbursements:
Asset management fees	21,831	20,710	19,987	—	—
Property management fees (4)	4,200	3,749	4,197	3	24
Professional fees and other reimbursements (1) (3)	8,820	9,386	12,102	39	(70)
Professional fees credit due from Advisor	—	(1,030)	(1,217)	—	(859)	(2)
Distributions on Class B Units	—	—	178	—	—
Total related party operation fees and reimbursements	$34,874	$32,905	$35,328	$47	$(882)
_________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $6.0 million, $6.2 million and $5.6 million subject to the Capped Reimbursement Amount for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Balance as of December 31, 2021 includes a receivable of $0.9 million from the Advisor related to the overpayment of 2020 Bonus Awards, which, pursuant to authorization by the independent members of the Company’s board of directors, was required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022.
(3)During the year ended December 31, 2020 the Company recorded approximately $2.2 million of expense reimbursements to the Advisor for severance payments and related legal costs relating to the termination of its former Chief Executive Officer.
(4)Inclusive of $0.7 million and $0.3 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2022 and 2021.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the years ended December 31, 2022, 2021 and 2020. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the years ended December 31, 2022, 2021 and 2020. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
December 31, 2022
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
The following table reflects the amount of restricted shares outstanding as of December 31, 2022 and activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	277,241	$21.18
Stock dividend	2,878	15.75
Granted	—	—
Vested	(64,735)	21.18
Forfeitures	—	—
Unvested, December 31, 2020	215,384	21.11
Stock Dividend	12,646	14.79
Granted	—
Vested	(68,603)	19.72
Forfeitures	—	—
Unvested, December 31, 2021	159,427	21.21
Stock dividend	8,313	14.86
Granted	—	—
Vested	(70,397)	23.67
Forfeitures	—	—
Unvested, December 31, 2022	97,343	18.89
As of December 31, 2022, the Company had $1.5 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 1.6 years. Compensation expense related to restricted shares was $1.2 million, $1.3 million and $1.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2022, 2021 and 2020.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 12 — Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2019	$(7,043)
Other comprehensive loss, before reclassifications	(40,614)
Amount of loss reclassified from accumulated other comprehensive income (loss)	7,999
Rebalancing of ownership percentage	(15)
Balance, December 31, 2020	(39,673)
Other comprehensive income, before reclassifications	14,322
Amount of loss reclassified from accumulated other comprehensive income (loss)	11,010
Balance, December 31, 2021	(14,341)
Other comprehensive income, before reclassifications	50,098
Amount of loss reclassified from accumulated other comprehensive income (loss)	1,153
Balance, December 31, 2022	$36,910

Accumulated other comprehensive income (loss) predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item. The unamortized portion of the terminated swap still remaining in accumulated other comprehensive (loss) income was $0.4 million as of December 31, 2021. The terminated swap was fully amortized within the year ending December 31, 2022.
Note 13 — Non-Controlling Interests
Non-controlling interests on the Company’s consolidated balance sheet is comprised of the following:

	Balance as of December 31,
(In thousands)	2022	2021
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,584	3,758
Total Non-controlling Interests in the OP	6,162	6,336
Non-controlling interests in property owning subsidiaries	389	368
Total Non-controlling Interests	$6,551	$6,704
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the year ended December 31, 2022 and 2021, Series A Preferred Unit holders were paid distributions of $0.2 million and $46,000, respectively.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of December 31, 2022 and 2021, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with an initial value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the Stock Dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the Stock Dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2022 and 2021, Common OP Unit non-controlling interest holders were not paid any cash distributions. During the year ended December 31, 2020, Common OP Unit non-controlling interest holders were paid distributions of $0.2 million.
Stock Dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,908 Common OP Units outstanding as of December 31, 2022 would be redeemable for 467,498 shares of common stock, giving effect to adjustments for the impact of the Stock Dividends through January 2023.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties.

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Distributions
Property Name		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
(Dollar amounts in thousands)	Investment Date	2022	2022	2022	2021	2022	2021	2020
Plaza Del Rio Medical Office Campus Portfolio(1)	May 2015	$389	2.5%	$12,455	$12,925	$—	$—	$—
_____________
(1)One property within the Plaza Del Rio Medical Office Campus Portfolio was mortgaged as part of the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2022, 2021 and 2020 and has been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to stockholders (in thousands)	$(93,285)	$(92,942)	$(78,781)
Basic and diluted weighted-average shares outstanding (1)	106,428,154	106,354,994	106,119,937
Basic and diluted net loss per share (1)	$(0.88)	$(0.87)	$(0.74)
(1)Retroactively adjusted for the effects of the stock dividends. See Note 1 — Organization and Note 8 — Stockholder’s Equity for additional information.
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

	December 31,
	2022	2021	2020
Unvested restricted shares (1)	141,364	214,520	288,965
Common OP Units (2)	467,602	467,602	467,602
Class B Units (3)	413,760	413,760	413,760
Total weighted average antidilutive common share equivalents	1,022,726	1,095,882	1,170,327
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 97,343, 159,427 and 215,384 unvested restricted shares outstanding as of December 31, 2022, 2021 and 2020, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 405,998 Common OP Units outstanding as of December 31, 2022, 2021 and 2020.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 359,250 Class B Units outstanding as of December 31, 2022, 2021 and 2020.
Note 15 — Segment Reporting
The disclosures below for the years ended December 31, 2022, 2021 and 2020, are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. Prior to December 31, 2021, the Company had three reportable segments 1) medical office and outpatient buildings (“Former MOBs”), 2) triple net-leased healthcare properties (“Former NNN”) and 3) SHOPs. Culminating in the year ended December 31, 2021, the Company has completed several strategic property divestitures from the Company’s Former NNN segment and transitioned certain properties previously reported in the Company’s Former NNN segment into the Company’s SHOP segment. The remaining Former NNN properties are similar in nature, cash flows, and risk structure with the Former MOB segment and are managed operationally and reported collectively by the Company’s management. Accordingly, in the fourth quarter of 2021, the Company reevaluated its segments and concluded that it had two reportable segments. The Company combined the properties in its Former NNN segment with the properties in its Former MOB segment for segment reporting. All prior periods presented in the tables below have been conformed to the presentation of the Company’s new reportable segment structure.
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
December 31, 2022
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
The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$131,444	$204,402	$335,846
Property operating and maintenance	35,945	177,499	213,444
NOI	$95,499	$26,903	122,402
Impairment charges			(27,630)
Operating fees to related parties			(25,353)
Acquisition and transaction related			(1,484)
General and administrative			(17,287)
Depreciation and amortization			(82,064)
Loss on sale of real estate investments			(125)
Interest expense			(51,740)
Interest and other income			27
Gain on non designated derivatives			3,834
Income tax expense			(201)
Net loss attributable to non-controlling interests			135
Allocation for preferred stock			(13,799)
Net loss attributable to common stockholders			$(93,285)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31, 2021
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$122,867	$206,488	$329,355
Property operating and maintenance	34,480	171,333	205,813
NOI	88,387	35,155	123,542
Impairment charges			(40,951)
Operating fees to related parties			(24,206)
Acquisition and transaction related			(2,714)
General and administrative			(16,828)
Depreciation and amortization			(79,926)
Gain on sale of real estate investments			3,648
Interest expense			(47,900)
Interest and other income			61
Gain on non-designated derivatives			37
Income tax expense			(203)
Net loss attributable to non-controlling interests			260
Allocation for preferred stock			(7,762)
Net loss attributable to common stockholders			$(92,942)

	Year Ended December 31, 2020
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$119,824	$261,788	$381,612
Property operating and maintenance	32,812	210,736	243,548
NOI	87,012	51,052	138,064
Impairment charges			(36,446)
Operating fees to related parties			(23,922)
Acquisition and transaction related			(173)
General and administrative			(21,572)
Depreciation and amortization			(81,053)
Gain on sale of real estate investment			5,230
Interest expense			(51,519)
Interest and other income			44
Loss on non-designated derivatives			(102)
Income tax expense			(4,061)
Net income attributable to non-controlling interests			(303)
Allocation for preferred stock			(2,968)
Net loss attributable to common stockholders			$(78,781)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2022	2021
ASSETS
Investments in real estate, net:
Medical office and other healthcare-related buildings	$1,121,857	$1,149,241
Seniors housing — operating properties	856,440	900,686
Total investments in real estate, net	1,978,297	2,049,927
Cash and cash equivalents	53,654	59,738
Restricted cash	22,884	25,644
Derivative assets, at fair value	40,647	174
Straight-line rent receivable, net	25,276	23,858
Operating lease right-of-use asset	7,814	7,914
Prepaid expenses and other assets	34,554	32,564
Deferred costs, net	17,223	14,581
Total assets	$2,180,349	$2,214,400

The following table reconciles capital expenditures by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Medical office and other healthcare-related buildings	$10,542	$6,152	$8,561
Seniors housing — operating properties	17,451	12,919	12,833
Total capital expenditures	$27,993	$19,071	$21,394
Note 16 — Commitments and Contingencies
As of December 31, 2022, the Company has seven operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The seven operating leases have durations, including assumed renewals, ranging from 19.9 to 84.7 years, excluding an adjacent parking lot lease with a term of 1.8 years as of December 31, 2022. The Company did not enter into any additional ground leases during the year ended December 31, 2022. The classification of these leases were grandfathered in adoption of ASU 842, whereby they will continue to be classified as operating leases unless modified.
As of December 31, 2022, the Company’s balance sheet included ROU assets and liabilities of $7.8 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheet. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases since adoption, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. During the year ended December 31, 2021, the Company sold a property which included a prepaid ground lease. Upon disposition, the carrying value of the ROU asset was $5.7 million, and was recorded as a reduction of the gain on sale for that property.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 34.1 years and a weighted-average discount rate of 7.36% as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the Company paid cash of $0.7 million, $0.8 million and $0.8 million for amounts included in the measurement of lease liabilities and recorded total rental expense from operating leases of $0.9 million, $0.9 million and $0.9 million, on a straight-line basis in accordance with the standard, during the years ended December 31, 2022, 2021 and 2020, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss.

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2023	$645	$88
2024	632	90
2025	588	93
2026	599	95
2027	617	97
Thereafter	21,942	7,215
Total minimum lease payments	25,023	7,678
Less: amounts representing interest	(16,936)	(2,841)
Total present value of minimum lease payments	$8,087	$4,837
_______
(1)The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of December 31, 2022. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Stock Dividend
On January 3, 2023, the Company declared a quarterly stock dividend of 0.014167 shares of the Company’s common stock on each share of the Company’s outstanding common stock. The stock dividend was payable on January 18, 2023 to holders of record of the Company’s common stock at the close of business on January 13, 2023.
Swap Terminations
Subsequent to December 31, 2022, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million. The swaps were terminated in an asset position with a fair value of $2.0 million. The funds were received in February 2023. This amount will remain in AOCI and will amortize into net loss as a reduction to interest expense through March 2024.
Credit Facility Borrowings
Subsequent to December 31, 2022, the Company drew $20.0 million on its Revolving Credit Facility.
Acquisitions
Subsequent to December 31, 2022, the Company acquired four single-tenant MOB properties for a contract purchase price of $20.0 million, which was funded with borrowings from the Revolving Credit Facility.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Fresenius Medical Care - Winfield, AL	(5)	AL	5/10/2013	$—	$152	$1,568	$—	$—	$1,720	$445
Adena Health Center - Jackson, OH	(5),(11)	OH	6/28/2013	—	242	4,494	—	(25)	4,711	1,100
Ouachita Community Hospital - West Monroe, LA	(5)	LA	7/12/2013	—	633	5,304	—	—	5,937	1,329
CareMeridian - Littleton, CO	(5)	CO	8/8/2013	—	976	8,900	—	111	9,987	3,037
Oak Lawn Medical Center - Oak Lawn, IL		IL	8/21/2013	5,343	835	7,217	—	25	8,077	1,994
Surgery Center of Temple - Temple, TX	(5)	TX	8/30/2013	—	225	5,208	—	432	5,865	1,379
Greenville Health System - Greenville, SC	(5), (9)	SC	10/10/2013	—	720	3,045	—	389	4,154	759
Stockbridge Family Medical - Stockbridge, GA		GA	2/21/2014	1,781	823	1,799	—	177	2,799	542
Arrowhead Medical Plaza II - Glendale, AZ		AZ	2/21/2014	7,540	—	9,758	—	2,076	11,834	3,261
Village Center Parkway - Stockbridge, GA		GA	2/21/2014	2,434	1,135	2,299	—	372	3,806	809
Creekside MOB - Douglasville, GA		GA	4/30/2014	8,814	2,709	5,320	—	791	8,820	1,858
Bowie Gateway Medical Center - Bowie, MD		MD	5/7/2014	9,153	983	10,321	—	334	11,638	2,489
Campus at Crooks & Auburn Building D - Rochester Mills, MI		MI	5/19/2014	3,627	640	4,166	—	145	4,951	1,120
Berwyn Medical Center - Berwyn, IL	(5)	IL	5/29/2014	—	1,305	7,559	—	—	8,864	1,693
Countryside Medical Arts - Safety Harbor, FL		FL	5/30/2014	6,983	915	7,663	—	74	8,652	1,862
St. Andrews Medical Park - Venice, FL		FL	5/30/2014	11,119	1,666	10,005	2	399	12,072	3,027
Campus at Crooks & Auburn Building C - Rochester Mills, MI		MI	6/3/2014	3,831	609	3,893	—	178	4,680	1,081
Laguna Professional Center - Elk Grove, CA		CA	7/15/2014	8,887	1,811	14,598	—	318	16,727	3,709
UC Davis MOB - Elk Grove, CA		CA	7/15/2014	8,136	1,138	7,242	—	294	8,674	1,951
Estate at Hyde Park - Tampa, FL	(7)	FL	7/31/2014	—	1,777	20,308	—	1,079	23,164	5,133
Autumn Ridge of Clarkston - Clarkston, MI	(7)	MI	8/12/2014	—	655	19,967	—	1,584	22,206	4,884
Sunnybrook of Burlington - Burlington, IA	(6)	IA	8/26/2014	—	518	16,739	—	429	17,686	4,438
Sunnybrook of Carroll - Carroll, IA	(6)	IA	8/26/2014	—	473	11,263	—	51	11,787	2,686
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(7)	IA	8/26/2014	—	195	8,595	—	182	8,972	2,096
Prairie Hills at Clinton - Clinton, IA	(6)	IA	8/26/2014	—	890	18,882	—	86	19,858	4,781
Prairie Hills at Des Moines - Des Moines, IA	(6)	IA	8/26/2014	—	647	13,745	—	57	14,449	3,593
Sunnybrook of Fairfield - Fairfield, IA	(5)	IA	8/26/2014	—	340	14,115	—	291	14,746	3,635
Sunnybrook of Ft. Madison - Ft. Madison, IA	(5),(11)	IA	8/26/2014	—	263	3,931	(54)	(1,177)	2,963	(21)
Prairie Hills at Independence - Independence, IA	(5)	IA	8/26/2014	—	473	10,600	—	179	11,252	2,519
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA	(5)	IA	8/26/2014	—	205	10,935	—	359	11,499	2,575
Sunnybrook of Muscatine - Muscatine, IA	(6)	IA	8/26/2014	—	302	13,840	—	172	14,314	3,364
Prairie Hills at Ottumwa - Ottumwa, IA	(5),(11)	IA	8/26/2014	—	538	9,186	(376)	(7,088)	2,260	47
Prairie Hills at Tipton - Tipton, IA	(5)	IA	8/26/2014	—	306	10,409	—	78	10,793	2,405

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Liberty Court - Dixon, IL	(5)	IL	8/29/2014	—	119	1,998	—	59	2,176	541
Lakeside Vista - Holland, MI	(6)	MI	8/29/2014	—	378	12,196	—	1,878	14,452	3,057
The Atrium - Rockford, IL	(5)	IL	8/29/2014	—	164	1,746	—	295	2,205	369
Arrowhead Medical Plaza I - Glendale, AZ		AZ	9/10/2014	4,571	—	6,447	—	1,410	7,857	1,886
Sunnybrook of Burlington - Land - Burlington, IA		MO	9/23/2014	—	620	—	—	—	620	—
Community Health MOB - Harrisburg, PA	(10)	PA	9/26/2014	5,424	—	6,170	—	—	6,170	1,315
Brady MOB - Harrisburg, PA	(10)	PA	9/26/2014	19,661	—	22,485	—	—	22,485	4,680
Landis Memorial - Harrisburg, PA	(5), (10)	PA	9/26/2014	—	—	32,484	—	—	32,484	6,782
FOC II - Mechanicsburg, PA	(10)	PA	9/26/2014	16,136	—	16,473	—	142	16,615	3,960
FOC Clinical - Mechanicsburg, PA	(10)	PA	9/26/2014	17,695	—	19,634	—	—	19,634	4,616
FOC I - Mechanicsburg, PA	(10)	PA	9/26/2014	8,204	—	8,923	—	368	9,291	2,308
Copper Springs Senior Living - Meridian, ID	(5),(11)	ID	9/29/2014	—	498	7,130	(14)	(2,052)	5,562	48
Addington Place of Brunswick - Brunswick, GA	(5)	GA	9/30/2014	—	1,509	14,402	—	489	16,400	3,747
Addington Place of Dublin - Dublin, GA	(5)	GA	9/30/2014	—	403	9,281	—	182	9,866	2,541
Allegro at Elizabethtown - Elizabethtown, KY	(5),(11)	KY	9/30/2014	—	317	7,290	(76)	(3,175)	4,356	13
Addington Place of Johns Creek - Johns Creek, GA	(7)	GA	9/30/2014	—	997	11,943	—	448	13,388	3,174
Allegro at Jupiter - Jupiter, FL	(6)	FL	9/30/2014	—	3,741	49,534	—	674	53,949	12,027
Addington Place of Lee's Summit - Lee's Summit, MO	(7)	MO	9/30/2014	—	2,734	25,008	—	391	28,133	6,149
Addington Place at Mills - Roswell, GA	(5)	GA	9/30/2014	—	1,000	8,611	—	2,575	12,186	3,310
Addington Place of College Harbour - St Petersburg, FL	(5)	FL	9/30/2014	—	3,791	8,684	—	2,117	14,592	3,430
Allegro at Stuart - Stuart, FL	(6)	FL	9/30/2014	—	5,018	60,575	—	969	66,562	15,029
Allegro at Tarpon - Tarpon Springs, FL	(7)	FL	9/30/2014	—	2,360	13,728	—	3,107	19,195	4,430
Addington Place of Titusville - Titusville, FL	(6)	FL	9/30/2014	—	1,379	13,976	—	720	16,075	4,034
Allegro at St. Petersburg - Land - St. Petersburg, FL		FL	9/30/2014	—	3,045	—	—	—	3,045	—
Gateway MOB - Clarksville, TN	(9)	TN	10/3/2014	17,560	—	16,367	—	1,011	17,378	4,335
Dyer Building - Dyer, IN	(5)	IN	10/17/2014	6,143	601	8,992	—	191	9,784	1,971
757 Building - Munster, IN	(5)	IN	10/17/2014	—	645	7,885	—	31	8,561	1,685
761 Building - Munster, IN		IN	10/17/2014	6,797	1,436	8,616	—	90	10,142	1,974
759 Building - Munster, IN		IN	10/17/2014	8,271	1,101	8,899	—	31	10,031	1,955
Schererville Building - Schererville, IN		IN	10/17/2014	—	1,260	935	—	88	2,283	381
Meadowbrook Senior Living - Agoura Hills, CA	(7)	CA	11/25/2014	—	8,821	48,682	—	2,485	59,988	11,659
Mount Vernon Medical Office Building - Mount Vernon, WA	(9)	WA	11/25/2014	15,797	—	18,519	—	3	18,522	4,095

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Wellington at Hershey's Mill - West Chester, PA	(5)	PA	12/3/2014	—	8,531	80,734	—	5,364	94,629	18,754
Eye Specialty Group Medical Building - Memphis, TN		TN	12/5/2014	8,475	775	7,223	—	—	7,998	1,533
Addington Place of Alpharetta - Alpharetta, GA		GA	12/10/2014	—	1,604	26,069	—	462	28,135	6,296
Addington Place of Prairie Village - Prairie Village, KS	(7)	KS	12/10/2014	—	1,782	21,869	—	451	24,102	5,466
Bloom MOB - Harrisburg, PA	(10)	PA	12/15/2014	15,322	—	15,928	—	517	16,445	3,535
Medical Sciences Pavilion - Harrisburg, PA	(10)	PA	12/15/2014	18,272	—	22,309	—	—	22,309	4,569
Wood Glen Nursing and Rehab Center - West Chicago, IL	(5),(11)	IL	12/16/2014	—	1,896	16,107	(367)	(6,436)	11,200	228
Pinnacle Center - Southaven, MS		MS	12/16/2014	7,085	1,378	6,547	—	1,560	9,485	1,952
Paradise Valley Medical Plaza - Phoenix, AZ		AZ	12/29/2014	13,085	—	25,194	—	1,703	26,897	6,019
Victory Medical Center at Craig Ranch - McKinney, TX		TX	12/30/2014	—	1,596	40,475	—	1,199	43,270	8,801
Rivershores Healthcare & Rehab Centre - Marseilles, IL	(5),(11)	IL	12/31/2014	—	1,276	6,868	(247)	(2,837)	5,060	105
Morton Terrace Healthcare & Rehab Centre - Morton, IL	(5),(11)	IL	12/31/2014	—	709	5,649	(137)	(2,520)	3,701	77
Morton Villa Healthcare & Rehab Centre - Morton, IL	(5),(11)	IL	12/31/2014	—	645	3,687	(125)	(1,546)	2,661	57
The Heights Healthcare & Rehab Centre - Peoria Heights, IL	(5),(11)	IL	12/31/2014	—	214	7,952	(41)	(3,369)	4,756	127
Colonial Healthcare & Rehab Centre - Princeton, IL	(5),(11)	IL	12/31/2014	—	173	5,871	(33)	(2,622)	3,389	92
Capitol Healthcare & Rehab Centre - Springfield, IL	(5),(11)	IL	12/31/2014	—	603	21,699	(117)	(8,560)	13,625	311
Acuity Specialty Hospital - Mesa, AZ	(5)	AZ	1/14/2015	—	1,977	16,203	—	543	18,723	3,660
Acuity Specialty Hospital - Sun City, AZ	(11)	AZ	1/14/2015	—	2,329	15,795	(909)	(7,715)	9,500	658
Addington Place of Shoal Creek - Kansas City, MO	(7)	MO	2/2/2015	—	3,723	22,259	—	704	26,686	5,404
Aurora Healthcare Center - Green Bay, WI	(5)	WI	3/18/2015	—	1,130	1,678	—	—	2,808	420
Aurora Healthcare Center - Greenville, WI	(5)	WI	3/18/2015	—	259	958	—	—	1,217	256
Aurora Healthcare Center - Kiel, WI	(5)	WI	3/18/2015	—	676	2,214	—	—	2,890	494
Aurora Healthcare Center - Plymouth, WI		WI	3/18/2015	17,038	2,891	24,224	—	—	27,115	5,430
Aurora Healthcare Center - Waterford, WI	(5)	WI	3/18/2015	—	590	6,452	—	—	7,042	1,395
Aurora Healthcare Center - Wautoma, WI	(5)	WI	3/18/2015	—	1,955	4,361	—	—	6,316	983
Arbor View Assisted Living and Memory Care - Burlington, WI	(5)	WI	3/31/2015	—	367	7,815	—	71	8,253	2,080
Advanced Orthopedic Medical Center - Richmond, VA		VA	4/7/2015	15,390	1,523	19,229	—	493	21,245	3,970
Palm Valley Medical Plaza - Goodyear, AZ	(5)	AZ	4/7/2015	—	1,890	4,940	—	367	7,197	1,267
Physicians Plaza of Roane County - Harriman, TN		TN	4/27/2015	6,293	1,746	7,842	—	182	9,770	1,737
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	4/29/2015	11,526	328	13,302	—	98	13,728	2,620
Medical Center I - Peoria, AZ		AZ	5/15/2015	3,085	807	1,115	—	1,545	3,467	1,190
Medical Center II - Peoria, AZ		AZ	5/15/2015	—	945	1,330	—	5,036	7,311	1,836
Commercial Center - Peoria, AZ		AZ	5/15/2015	3,254	959	1,110	—	710	2,779	571

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Medical Center III - Peoria, AZ		AZ	5/15/2015	2,137	673	1,651	—	1,047	3,371	932
Morrow Medical Center - Morrow, GA		GA	6/24/2015	4,334	1,155	5,674	—	493	7,322	1,451
Belmar Medical Building -Lakewood, CO		CO	6/29/2015	3,770	819	4,287	—	596	5,702	1,114
Addington Place - Northville, MI	(7)	MI	6/30/2015	—	440	14,975	—	1,007	16,422	3,403
Conroe Medical Arts and Surgery Center - Conroe, TX		TX	7/10/2015	13,221	1,965	12,198	—	744	14,907	2,842
Medical Center V - Peoria, AZ	(5)	AZ	7/10/2015	—	1,089	3,200	—	879	5,168	804
Legacy Medical Village - Plano, TX		TX	7/10/2015	23,662	3,755	31,097	—	1,430	36,282	6,634
Scripps Cedar Medical Center - Vista, CA		CA	8/6/2015	14,983	1,213	14,596	—	1,673	17,482	2,981
Ramsey Woods Memory Care - Cudahy, WI	(5)	WI	10/2/2015	—	930	4,990	—	122	6,042	1,188
East Coast Square West - Cedar Point, NC		NC	10/15/2015	5,254	1,535	4,803	—	6	6,344	962
East Coast Square North - Morehead City, NC		NC	10/15/2015	3,933	899	4,761	—	144	5,804	917
Eastside Cancer Institute - Greenville, SC	(5)	SC	10/22/2015	—	1,498	6,637	—	639	8,774	1,379
Sassafras Medical Building - Erie, PA	(11)	PA	10/22/2015	2,315	928	4,629	(364)	(2,333)	2,860	—
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR	(5)	OR	10/22/2015	—	433	2,623	—	—	3,056	508
Courtyard Fountains - Gresham, OR	(5)	OR	12/1/2015	—	2,476	50,601	—	2,255	55,332	10,764
Presence Healing Arts Pavilion - New Lenox, IL	(9)	IL	12/4/2015	5,966	—	6,768	—	76	6,844	1,383
Mainland Medical Arts Pavilion - Texas City, TX		TX	12/4/2015	6,174	320	7,923	—	321	8,564	1,756
Renaissance on Peachtree - Atlanta, GA	(6)	GA	12/15/2015	—	4,535	68,895	—	3,246	76,676	13,856
Fox Ridge Senior Living at Bryant - Bryant, AR	(11)	AR	12/29/2015	6,817	1,687	12,936	(557)	(6,326)	7,740	40
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	12/29/2015	15,639	6,896	20,579	—	364	27,839	4,917
Fox Ridge North Little Rock - North Little Rock, AR	(9)	AR	12/29/2015	9,704	—	19,265	—	263	19,528	4,211
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	4/7/2017	7,480	1,459	9,300	—	—	10,759	1,749
Northside Hospital - Canton, GA		GA	7/13/2017	8,014	3,408	8,191	—	438	12,037	1,249
West Michigan Surgery Center - Big Rapids, MI	(5)	MI	8/18/2017	—	258	5,677	—	—	5,935	803
Camellia Walk Assisted Living and Memory Care - Evans, GA	(6)	GA	9/28/2017	—	1,854	17,372	—	1,232	20,458	3,426
Cedarhurst of Collinsville - Collinsville, IL	(5), (8)	IL	12/22/2017	—	1,228	8,652	—	264	10,144	1,393
Arcadian Cove Assisted Living - Richmond, KY	(5), (8),(11)	KY	12/22/2017	—	481	3,923	(425)	(3,536)	443	14
Beaumont Medical Center - Warren, MI	(5), (8)	MI	12/22/2017	—	1,078	9,525	—	19	10,622	1,328
DaVita Dialysis - Hudson, FL	(5), (8)	FL	12/22/2017	—	226	1,979	—	121	2,326	273
DaVita Bay Breeze Dialysis Center - Largo, FL	(5), (8)	FL	12/22/2017	—	399	896	—	48	1,343	150
Greenfield Medical Plaza - Gilbert, AZ	(5), (8)	AZ	12/22/2017	—	1,476	4,144	—	277	5,897	633
RAI Care Center - Clearwater, FL	(5), (8)	FL	12/22/2017	—	624	3,156	—	—	3,780	420

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Illinois CancerCare - Galesburg, IL	(8)	IL	12/22/2017	2,323	290	2,457	—	—	2,747	368
UnityPoint Clinic - Muscatine, IA	(5), (8)	IA	12/22/2017	—	570	4,541	—	34	5,145	649
Lee Memorial Health System Outpatient Center - Ft. Myers	(5), (8)	FL	12/22/2017	—	439	4,374	—	710	5,523	688
Decatur Medical Office Building - Decatur, GA	(5), (8), (9)	GA	12/22/2017	—	695	3,273	—	261	4,229	507
Madison Medical Plaza - Joliet, IL	(8), (9)	IL	12/22/2017	12,477	—	16,855	—	37	16,892	2,111
Woodlake Office Center - Woodbury, MN	(8)	MN	12/22/2017	8,638	1,017	10,688	—	1,297	13,002	1,652
Rockwall Medical Plaza - Rockwall, TX	(5), (8)	MN	12/22/2017	—	1,097	4,582	—	214	5,893	709
MetroHealth Buckeye Health Center - Cleveland, OH	(5), (8)	OH	12/22/2017	—	389	4,367	—	255	5,011	648
UnityPoint Clinic - Moline, IL	(5), (8)	IL	12/22/2017	—	396	2,880	—	5	3,281	411
VA Outpatient Clinic - Galesberg, IL	(5), (8)	IL	12/22/2017	—	359	1,852	—	—	2,211	302
Philip Professional Center - Lawrenceville, GA		GA	12/22/2017	5,780	1,285	6,714	—	264	8,263	1,045
Texas Children’s Hospital - Houston, TX		TX	3/5/2018	4,590	1,368	4,428	—	116	5,912	790
Florida Medical Heartcare - Tampa, FL	(5)	FL	3/29/2018	—	586	1,902	—	—	2,488	322
Florida Medical Somerset - Tampa, FL	(5)	FL	3/29/2018	—	61	1,366	—	—	1,427	204
Florida Medical Tampa Palms - Tampa, FL	(5)	FL	3/29/2018	—	141	1,402	—	—	1,543	215
Florida Medical Wesley Chapel - Tampa, FL	(5)	FL	3/29/2018	—	485	1,987	—	—	2,472	345
Aurora Health Center - Milwaukee, WI		WI	4/17/2018	3,984	1,014	4,041	—	224	5,279	788
Vascular Surgery Associates - Tallahassee, FL	(5)	FL	5/11/2018	—	902	5,383	—	—	6,285	856
Glendale MOB - Farmington Hills, MI	(5)	MI	8/28/2018	—	504	12,332	—	—	12,836	1,542
Crittenton Washington MOB - Washington Township, MI	(5)	MI	9/12/2018	—	640	4,090	—	283	5,013	592
Crittenton Sterling Heights MOB - Sterling Heights, MI	(5)	MI	9/12/2018	—	1,398	2,695	—	258	4,351	492
Advocate Aurora MOB - Elkhorn, WI		WI	9/24/2018	7,184	181	9,452	—	—	9,633	1,280
Pulmonary & Critical Care Med - Lemoyne, PA		PA	11/13/2018	4,271	621	3,805	—	—	4,426	661
Dignity Emerus Blue Diamond - Las Vegas, NV		NV	11/15/2018	13,966	2,182	16,594	—	—	18,776	1,864
Dignity Emerus Craig Rd - North Las Vegas, NV		NV	11/15/2018	18,780	3,807	22,803	—	—	26,610	2,584
Greenfield MOB - Greenfield, WI		WI	1/17/2019	7,526	1,552	8,333	—	246	10,131	1,199
Milwaukee MOB - South Milwaukee, WI		WI	1/17/2019	4,136	410	5,041	—	—	5,451	544
St. Francis WI MOB - St. Francis, WI		WI	1/17/2019	9,088	865	11,355	—	251	12,471	1,353
Lancaster Medical Arts MOB - Lancaster, PA	(5)	PA	6/20/2019	—	85	4,417	—	—	4,502	569
Women’s Healthcare Group MOB - York, PA	(5)	PA	6/21/2019	—	624	2,161	—	—	2,785	403
Pioneer Spine Sports - Northampton, MA	(5)	MA	7/22/2019	—	435	1,858	—	—	2,293	192

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Pioneer Spine Sport - Springfield, MA	(5)	MA	7/22/2019	—	333	2,530	—	—	2,863	252
Pioneer Spine Sports - West Springfield, MA	(5)	MA	7/22/2019	—	374	4,295	—	—	4,669	417
Felicita Vida - Escondido, CA	(5)	CA	9/3/2019	—	1,677	28,953	—	396	31,026	2,785
Cedarhurst of Edwardsville - Edwardsville, IL	(5)	IL	1/10/2020	—	321	9,032	—	56	9,409	805
UMPC Sir Thomas Court - Harrisburg, PA	(5)	PA	1/17/2020	—	745	6,272	—	—	7,017	498
UMPC Fisher Road - Mechanicsburg, PA	(5)	PA	1/17/2020	—	747	3,844	—	—	4,591	333
Swedish American MOB - Roscoe, IL	(5)	IL	1/22/2020	—	599	5,862	—	—	6,461	588
Cedarhurst of Sparta - Sparta, IL	(5)	IL	1/31/2020	—	381	13,807	—	63	14,251	1,225
UMPC Chambers Hill - Harrisburg, PA	(5)	PA	2/3/2020	—	498	4,238	—	—	4,736	329
Cedarhurst of Shiloh - Shiloh, IL		IL	3/13/2020	13,071	376	28,299	—	65	28,740	2,085
Bayshore Naples Memory Care - Naples, FL	(5)	FL	3/20/2020	—	3,231	17,112	—	54	20,397	1,306
Circleville MOB - Circleville, OH		OH	12/7/2020	3,556	765	4,011	—	71	4,847	243
Kingwood Executive Center - Kingwood, TX	(5)	TX	1/6/2021	—	1,522	4,166	—	34	5,722	251
OrthoOne Hilliard - Hilliard, OH	(5)	OH	5/28/2021	—	760	3,118	—	77	3,955	206
South Douglas MOB - Midwest City, OK	(5)	OK	6/23/2021	—	628	3,863	—	—	4,491	193
Fort Wayne Opthomology Engle - Fort Wayne, IN		IN	6/29/2021	3,923	516	6,124	—	—	6,640	260
Fort Wayne Opthomology Dupont - Fort Wayne, IN		IN	6/29/2021	1,924	597	2,653	—	—	3,250	138
St. Peters Albany 2 Palisades - Albany, NY	(5)	NY	6/30/2021	—	516	4,342	—	—	4,858	202
Hefner Pointe Medical Center - Oklahoma City, OK		OK	6/30/2021	3,831	678	4,819	—	31	5,528	222
St. Peters Troy 2 New Hampshire - Troy, NY	(5)	NY	6/30/2021	—	330	2,444	—	19	2,793	113
St Peters - Albany, NY - 4 Palisades	(5)	NY	7/30/2021	—	542	2,416	—	—	2,958	113
St Peters - Albany, NY - 5 Palisades	(5)	NY	7/30/2021	—	593	5,359	—	—	5,952	221
St Lukes Heart Vascular Center - East Stroudsburg	(5)	PA	8/31/2021	—	363	3,224	—	—	3,587	113
Metropolitan Eye Lakeshore Surgery - St. Clair, MI	(5)	MI	8/31/2021	—	203	4,632	—	—	4,835	164
Naidu Clinic - Odessa, TX	(5)	TX	9/1/2021	—	730	2,409	—	—	3,139	93
Belpre V Cancer Center - Belpre, OH	(5)	OH	9/30/2021	—	1,153	63,894	—	—	65,047	2,072
Center for Advanced Dermatology - Lakewood, CO	(5)	CO	12/1/2021	—	1,034	1,874	—	—	2,908	59
Florida Medical Clinic - Tampa, FL	(5)	FL	12/1/2021	—	1,104	1,137	—	124	2,365	44
Pensacola Nephrology MOB - Pensacola, FL	(5)	FL	12/29/2021	—	1,578	5,123	—	—	6,701	135
Millennium Eye Care - Freehold, NJ	(5)	NJ	5/26/2022	—	635	6,014	—	—	6,649	125
Atlanta Gastroenterology Associates - Lawrenceville, GA	(5)	GA	6/29/2022	—	2,639	2,263	—	—	4,902	24
Bone and Joint Specialists - Merrillville, IN	(5)	IN	6/29/2022	—	1,014	2,499	—	—	3,513	29

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2022	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Eastern Carolina ENT - Greenville, NC	(5)	NC	12/21/2022	—	664	5,826	—	—	6,490	—
Fannie Mae Master Credit Facilities (6)(7)				352,047

Total				$937,230	$210,294	$2,075,880	$(3,840)	$13,253	$2,295,587	$397,982
______________
(1)Acquired intangible lease assets allocated to individual properties in the amount of $292.0 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2022 is $2.1 billion.
(3)The accumulated depreciation column excludes $211.3 million of accumulated amortization associated with acquired intangible lease assets.
(4)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and 5 years for fixtures.
(5)These unencumbered properties were part of the borrowing base of the Credit Facility, which had $180.0 million of outstanding borrowings as of December 31, 2022. The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the real estate assets comprising the borrowing base have been pledged for the benefit of the lenders thereunder (see Note 5 — Credit Facilities, Net for additional details).
(6)These properties collateralize the Capital One Facility, which had $210.5 million of outstanding borrowings as of December 31, 2022.
(7)These properties collateralize the KeyBank Facility, which had $141.6 million of outstanding borrowings as of December 31, 2022.
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
(11)The property has been impaired as of December 31, 2022. See Note 3 — Real Estate Investments, Net “Assets Held for Use and Related Impairments” for additional information.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2022
(In thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020:

	December 31,
(In thousands)	2022	2021	2020
Real estate investments, at cost (1):
Balance at beginning of year	$2,345,708	$2,211,451	$2,296,627
Additions-acquisitions and capital expenditures	44,926	98,364	80,980
Disposals, impairments and reclasses (2)	(95,047)	35,893	(166,156)
Balance at end of the year	$2,295,587	$2,345,708	$2,211,451

Accumulated depreciation (1):
Balance at beginning of year	$328,095	$260,399	$226,167
Depreciation expense	63,143	63,393	64,731
Disposals, impairments and reclasses (2)	6,744	4,303	(30,499)
Balance at end of the year	$397,982	$328,095	$260,399
__________
(1)Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.
(2)Includes amounts relating to dispositions and impairment charges on assets for the years ended December 31, 2022, 2021 and 2020. Amounts for the year ended December 31, 2020 include the reclassification of approximately $49.4 million and $8.7 million of assets and accumulated depreciation, respectively, that were previously classified as held-for-sale as of December 31, 2019 to real estate investments, at cost and accumulated depreciation during the year ended December 31, 2020. For additional information on this reclassification during the year ended December 31, 2020, see Note 3 — Real Estate Investments.