Form 10-Q
period 2023-03-31
Healthcare Trust, Inc.
filed 2023-05-12
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2023, the registrant had 108,184,213 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)	(Unaudited)
Real estate investments, at cost:
Land	$208,539	$206,454
Buildings, fixtures and improvements	2,111,236	2,089,133
Acquired intangible assets	295,979	292,034
Total real estate investments, at cost	2,615,754	2,587,621
Less: accumulated depreciation and amortization	(628,541)	(609,324)
Total real estate investments, net	1,987,213	1,978,297
Cash and cash equivalents	35,794	53,654
Restricted cash	25,554	22,884
Derivative assets, at fair value	30,419	40,647
Straight-line rent receivable, net	25,473	25,276
Operating lease right-of-use assets	7,789	7,814
Prepaid expenses and other assets (including $12 due to related parties as of March 31, 2023)	41,200	34,554
Deferred costs, net	16,614	17,223
Total assets	$2,170,056	$2,180,349

LIABILITIES AND EQUITY
Mortgage notes payable, net	$578,772	$578,700
Credit facilities, net	549,205	530,297
Market lease intangible liabilities, net	9,060	9,407
Accounts payable and accrued expenses (including $123 and $47 due to related parties as of March 31, 2023 and December 31, 2022, respectively)	40,574	45,247
Operating lease liabilities	8,075	8,087
Deferred rent	6,449	5,925
Distributions payable	3,496	3,496
Total liabilities	1,195,631	1,181,159
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of March 31, 2023 and December 31, 2022	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of March 31, 2023 and December 31, 2022	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 106,668,245 shares and 105,080,531 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,066	1,051
Additional paid-in capital	2,439,662	2,417,059
Accumulated other comprehensive income	29,479	36,910
Distributions in excess of accumulated earnings	(1,502,299)	(1,462,457)
Total stockholders’ equity	967,984	992,639
Non-controlling interests	6,441	6,551
Total equity	974,425	999,190
Total liabilities and equity	$2,170,056	$2,180,349

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue from tenants	$87,355	$83,650

Operating expenses:
Property operating and maintenance	53,883	53,090
Impairment charges	—	10,644
Operating fees to related parties	6,387	6,318
Acquisition and transaction related	63	579
General and administrative	5,021	4,899
Depreciation and amortization	20,176	20,420
Total expenses	85,530	95,950
Operating income (loss) before gain (loss) on sale of real estate investments	1,825	(12,300)
Gain (loss) on sale of real estate investments	115	(303)
Operating income (loss)	1,940	(12,603)
Other income (expense):
Interest expense	(15,785)	(11,764)
Interest and other income	5	12
(Loss) gain on non-designated derivatives	(182)	994
Total other expenses	(15,962)	(10,758)
Loss before income taxes	(14,022)	(23,361)
Income tax expense	(46)	(39)
Net loss	(14,068)	(23,400)
Net loss attributable to non-controlling interests	9	49
Allocation for preferred stock	(3,450)	(3,450)
Net loss attributable to common stockholders	(17,509)	(26,801)
Other comprehensive (loss) income:
Unrealized (loss) gain on designated derivatives	(7,431)	26,266
Comprehensive loss attributable to common stockholders	$(24,940)	$(535)

Weighted-average shares outstanding — Basic and Diluted (1)	108,087,025	108,013,529
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.16)	$(0.25)
_____
(1)Retroactively adjusted for the effects of the Stock Dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	3,977,144	40	3,630,000	$36	105,080,531	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190
Issuance of Preferred Stock, net	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation, net	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,587,714	15	22,320	—	(22,335)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,832)	(1,832)	—	(1,832)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(14,059)	(14,059)	(9)	(14,068)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(7,431)	—	(7,431)	—	(7,431)
Rebalancing of ownership percentage	—	—	—	—	—	—	55	—	—	55	(55)	—
Balance, March 31, 2023	3,977,144	$40	3,630,000	$36	106,668,245	$1,066	$2,439,662	$29,479	$(1,502,299)	$967,984	$6,441	$974,425

	Three Months Ended March 31, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	3,977,144	$40	3,630,000	$36	99,281,754	$993	$2,329,839	$(14,341)	$(1,282,871)	$1,033,696	$6,704	$1,040,400
Issuance of Preferred Stock, net	—	—	—	—	—	—	(54)	—	—	(54)	—	(54)
Share-based compensation, net	—	—	—	—	—	—	332	—	—	332	—	332
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,455,470	14	21,090	—	(21,104)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,877)	(1,877)	—	(1,877)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,527)	(1,527)	—	(1,527)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(23,351)	(23,351)	(49)	(23,400)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	26,266	—	26,266	—	26,266
Rebalancing of ownership percentage	—	—	—	—	—	—	(305)	—	—	(305)	305	—
Balance, March 31, 2022	3,977,144	$40	3,630,000	$36	100,737,224	$1,007	$2,350,902	$11,925	$(1,330,730)	$1,033,180	$6,914	$1,040,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,068)	$(23,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,176	20,420
Amortization of deferred financing costs	1,382	1,181
(Accretion) amortization of terminated swap	(257)	211
Amortization of mortgage premiums and discounts, net	23	107
Accretion of market lease and other intangibles, net	(211)	(122)
Bad debt expense	265	426
Equity-based compensation	230	332
(Gain) loss on sale of real estate investments, net	(115)	303
Cash received from non-designated derivative instruments	926	—
Loss (gain) on non-designated derivative instruments	182	(994)
Impairment charges	—	10,644
Changes in assets and liabilities:
Straight-line rent receivable	(217)	(394)
Prepaid expenses and other assets	538	981
Accounts payable, accrued expenses and other liabilities	(4,389)	(2,045)
Deferred rent	524	(1,768)
Net cash (used in) provided by operating activities	4,989	5,882
Cash flows from investing activities:
Property acquisitions	(25,443)	—
Capital expenditures	(3,634)	(3,311)
Proceeds from sales of real estate investments	—	11,759
Net cash (used in) provided by investing activities	(29,077)	8,448
Cash flows from financing activities:
Payments on credit facilities	(1,442)	—
Proceeds from credit facilities	20,000	—
Payments on mortgage notes payable	(283)	(3,374)
Proceeds from (payments for) derivative instruments	1,946	(39)
Payments of deferred financing costs	(44)	(40)
Payments of deposits for financings	(7,783)	—
Preferred stock issuance costs	(2)	(6)
Dividends paid on Series A Preferred stock	(1,832)	(1,833)
Dividends paid on Series B Preferred stock	(1,616)	(1,527)
Distributions to non-controlling interest holders	(46)	(46)
Net cash provided by (used in) financing activities	8,898	(6,865)
Net change in cash, cash equivalents and restricted cash	(15,190)	7,465
Cash, cash equivalents and restricted cash, beginning of period	76,538	85,382
Cash, cash equivalents and restricted cash, end of period	$61,348	$92,847

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents, end of period	$35,794	$66,424
Restricted cash, end of period	25,554	26,423
Cash, cash equivalents and restricted cash, end of period	$61,348	$92,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,876	$10,269
Cash paid for income taxes	140	372

Non-cash investing and financing activities:
Common stock issued through stock dividends	$22,335	$21,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
As of March 31, 2023, the Company owned 207 properties located in 34 states and comprised of 9.2 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of March 31, 2023, the Company owned 50 seniors housing properties using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of March 31, 2023, the Company had four eligible independent contractors operating 50 SHOPs. All of the Company’s properties across both business segments are located throughout the United States.
The Company has declared quarterly dividends entirely in shares of its common stock since October 2020. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. Since October 2020, the Company has issued an aggregate of approximately 14.0 million shares as stock dividends. No other additional shares of common stock have been issued since October 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the stock dividends since October 2020 and through April 2023, and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. Please see Note 8 — Stockholder’s Equity for additional information on the stock dividends.
On March 31, 2023, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2022. The Estimated Per-Share NAV published on March 31, 2023 has not been adjusted since publication and will not be adjusted until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Issuing dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding increases when shares of common stock are issued in respect of a Stock Dividend; however, because each stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic, and its aftermath, had, and could continue to have, an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The Company’s tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents, and concern regarding the transmission of COVID-19 impacted, and may continue to impact, the willingness of persons to, among other things, live in or use facilities at the Company’s properties, and impact the revenues generated by the Company’s tenants which may further impact the ability of the Company’s tenants to pay their rent obligations to the Company when due.
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
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways that vary by operating segment:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which doesn’t apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases have been modified, the Financial Accounting Standards Board (“FASB”) and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief: (i) as if the changes were originally contemplated in the lease contract or (ii) as if the deferred payments are variable lease payments contained in the lease contract.
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
COVID-19 Impact — SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until June 2021 and then stabilized until June 2022. Since then, occupancy has trended downward. The Company has also experienced lower inquiry volumes and reduced in-person tours since the onset of the COVID-19 pandemic compared to prior periods. In addition, beginning in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See below for additional information on the CARES Act.
These trends became more prominent in the year ended December 31, 2022 as inflation increased and the Company relied more on the use of temporary contract labor and agencies. In addition, the amount it pays for overtime wages and bonuses has increased, in response to a shortage of workers largely due to, among other things, increased inflation raising the cost of labor generally and a lack of qualified personnel that the Company is able to employ on a permanent basis.
The persistence of high inflation, labor shortages and supply chain disruptions may cause prolonged adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its operations in future periods.
The adverse financial impacts of the COVID-19 pandemic on the Company has been partially offset by funds received by the Company under the CARES Act. The Company received $4.5 million, $5.1 million and $3.6 million under the CARES Act during the years ended December 31, 2022, 2021, and 2020, respectively. The Company did not receive any such funds during the three months ended March 31, 2022. For accounting purposes, the Company treats these funds as grant contributions from the government. The full amounts received were recognized as reductions of property operating and maintenance expenses in the Company’s consolidated statements of operations and comprehensive loss for the periods in which the funds were received, to partially offset the incurred COVID-19 expenses. The Company does not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of March 31, 2023, these leases had a weighted average remaining lease term of 4.9 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOP segment, held using a structure permitted under RIDEA. Rental income from residents in the Company’s SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month.
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
As of March 31, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$80,916
2024	103,347
2025	92,567
2026	84,648
2027	66,412
Thereafter	229,080
Total	$656,970
The Company continually reviews receivables related to rent and unbilled rent and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
The Company recorded reductions in revenue of $0.3 million and $0.4 million for uncollectable amounts during the three months ended March 31, 2023 and 2022, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of March 31, 2023 or December 31, 2022.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2023 were asset acquisitions. The Company acquired five properties during the three months ended March 31, 2023.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three months ended March 31, 2023 or 2022.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of March 31, 2023 and December 31, 2022, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating and maintenance expenses) as a single lease component as an operating lease because (i) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheets as of March 31, 2023 and December 31, 2022, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.
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
March 31, 2023
(Unaudited)
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
Construction in progress is not depreciated until the project has reached substantial completion. The value of certain other intangibles such as certificates of need in certain jurisdictions are amortized over the expected period of benefit (generally the life of the related building).
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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax to the extent it distributes all of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders.
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
March 31, 2023
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
As of March 31, 2023, the Company owned 50 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2020, the Company modified 25 intercompany leases with the TRS which abated intercompany rent due to the ongoing COVID-19 pandemic. These abatements were extended through March 31, 2023 and may continue to be extended for future periods.
Because of the TRS's recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $7.6 million as of March 31, 2023. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2022, the Company had a deferred tax asset of $6.9 million with a full valuation allowance.
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designed to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funding from the CARES Act during the three months ended March 31, 2023 or 2022. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. Any funding that the Company would receive is recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Not yet Fully Adopted as of March 31, 2023:
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 207 properties as of March 31, 2023. During the three months ended March 31, 2023, the Company acquired five properties. All acquisitions in the three months ended March 31, 2023 were considered asset acquisitions for accounting purposes. No properties were acquired in the three months ended March 31, 2022.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2023:

Three Months Ended March 31,
(In thousands)	2023
Real estate investments, at cost:
Land	$2,085
Buildings, fixtures and improvements	19,440
Total tangible assets	21,525
Acquired intangibles:
In-place leases and other intangible assets	3,912
Market lease and other intangible assets	33
Market lease liabilities	(27)
Total intangible assets and liabilities	3,918
Cash paid for real estate investments, including acquisitions	$25,443
Number of properties purchased	5

Significant Tenants
As of March 31, 2023 and 2022, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2023 and 2022:

	March 31,
State	2023	2022
Florida	19.4%	18.2%
Pennsylvania	10.2%	*
_________
* The annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Amortization of in-place leases and other intangible assets (1)	$3,460	$3,866
Accretion of above -and below-market leases, net (2)	$(251)	$(164)
Amortization of above -and below-market ground leases, net (3)	$40	$40
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental income.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place lease assets	$10,114	$11,726	$10,139	$8,893	$5,383
Other intangible assets	8	10	10	10	10
Total to be added to amortization expense	$10,122	$11,736	$10,149	$8,903	$5,393

Above-market lease assets	$(363)	$(419)	$(366)	$(331)	$(243)
Below-market lease liabilities	1,124	1,294	1,103	941	623
Total to be added to revenue from tenants	$761	$875	$737	$610	$380
Dispositions
Three Months Ended March 31, 2023
The Company did not dispose of any properties during the three months ended March 31, 2023.
Three Months Ended March 31, 2022
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the former triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties were leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. During the third quarter of 2021, the Company began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. The Company had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021. The Company completed the sale of the LaSalle Properties in the first quarter of 2022 and recorded a loss on sale of $0.3 million in the first quarter of 2022, which is presented in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022.
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
There were no assets held for sale as of March 31, 2023 and December 31, 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Impairment Charges
There were no impairment charges recorded in the three months ended March 31, 2023. The following table presents impairment charges by segment recorded during the three months ended March 31, 2022:

Three Months Ended March 31,
(In thousands)	2022
MOB Segment:
Illinois skilled nursing facilities (1)	$10,644
Total MOB impairment charges	10,644

Total impairment charges	$10,644
(1)These seven properties were impaired after the Company received an offer by the tenant to purchase all seven properties, which caused the Company to reassess its expected holding period for these properties. As of March 31, 2023, these properties were not disposed nor were under contract for disposal.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of March 31, 2023 and December 31, 2022:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties (1)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	Interest Rate		Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	$6,774	$6,817	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,541	15,639	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,643	9,704	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.73%	3.73%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	21	118,700	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	12,989	13,071	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Gross mortgage notes payable	75	584,897	585,181	3.83%	3.83%
Deferred financing costs, net of accumulated amortization (3)		(4,783)	(5,117)
Mortgage premiums and discounts, net		(1,342)	(1,364)
Mortgage notes payable, net		$578,772	$578,700
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2023 and December 31, 2022. For the SOFR/LIBOR based loans, SOFR/LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2)Variable rate loan, based on daily SOFR as of March 31, 2023 and December 31, 2022, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of March 31, 2023 and December 31, 2022.
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

As of March 31, 2023, the Company had pledged $0.9 billion in total real estate investments, at cost, as collateral for its $0.6 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of March 31, 2023, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for a schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of March 31, 2023 and December 31, 2022:

			Outstanding Facility Amount as of		Effective Interest Rate (9)(10)
Credit Facility	Encumbered Properties (1)		March 31, 2023	December 31, 2022	March 31, 2023		December 31, 2022		Interest Rate		Maturity
			(In thousands)	(In thousands)
Credit Facility:
Revolving Credit Facility			$50,000	$30,000	7.76%		7.26%		Variable		Mar. 2024	(8)

Term Loan			150,000	150,000	5.11%		5.11%		Fixed	(6)	Mar. 2024
Deferred financing costs			(1,400)	(1,750)
Term Loan, net			148,600	148,250
Total Credit Facility	98	(2)	$198,600	$178,250

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(3)	$209,598	$210,483	7.08%		5.90%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(4)	141,007	141,564	7.13%		6.60%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$350,605	$352,047

Total Credit Facilities	119		$549,205	$530,297	6.62%	(5)	5.94%	(5)
________
(1)Encumbered properties are as of March 31, 2023.
(2)The equity interests and related rights in the Company’s wholly owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Credit Facility (as defined below) have been pledged for the benefit of the lenders thereunder.
(3)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties as of March 31, 2023 with a carrying value of $349.4 million.
(4)Secured by first-priority mortgages on ten of the Company’s seniors housing properties as of March 31, 2023 with a carrying value of $261.3 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2023 and December 31, 2022, respectively.
(6)Variable rate loan, based on SOFR, all of which was economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its SOFR “pay-fixed” interest rate swaps against all 30-day SOFR debt, see Note 7 — Derivatives and Hedging Activities for additional details).
(7)The effective rates above only include the impact of designated hedging instruments. The Company has seven non-designated interest rate cap agreements with an aggregate notional amount of $354.6 million which limits 30-day LIBOR to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these interest rate caps on these non-designated derivatives, the economic interest rate on the Capital One Fannie Mae Facility and KeyBank Fannie Mae Facility was 5.26%, and 5.96%, respectively, as of March 31, 2023 and December 31, 2022.
(8)During the year ended December 31 2022, the Company exercised its option to extend the maturity one year to March 2024 subject to certain conditions.
(9)Effective interest rate below for variable rate debt gives effect to any “pay-fixed” swap entered into by the Company allocated to the loan for presentation purposes. If no “pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of March 31, 2023 and December 31, 2022.
(10)The Company has interest “pay-fixed” swaps which are designated as cash flow hedges on LIBOR- or SOFR-based outstanding combined borrowings. Prior to the Fourth Amendment (as defined below) which, among other things, changed the reference rate on the Credit Facility from LIBOR to SOFR, to present average rates in the table above, the Company historically allocated the notional amount of a “pay-fixed” swap to the outstanding amounts of its Credit Facility (both the Revolving Credit Facility and the Term Loan) with any remaining notional amounts applied to its Capital One Fannie Mae Facility. During the three months ended September 30, 2022, the Company converted $150.0 million of its “pay-fixed” swaps from LIBOR to SOFR. As of December 31, 2022, the Company allocated the $150.0 million SOFR-based “pay-fixed” swaps to the Term Loan. As of December 31, 2022, $50.0 million of LIBOR-based “pay-fixed” swaps were allocated to the Capital One Fannie Mae Facility because there were no LIBOR-based amounts outstanding under the Revolving Credit Facility. The $50.0 million of LIBOR-based “pay-fixed” swaps were terminated in the three months ended March 31, 2023. See Note 7 — Derivatives and Hedging Activities for additional details.
As of March 31, 2023, the carrying value of the Company’s real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.0 billion of this asset value comprising the borrowing base of the Credit Facility. All of the real estate assets pledged to secure debt or comprising the borrowing base are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of March 31, 2023 were $0.1 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans or adding them to the borrowing base of the Company’s Credit Facility. Currently, any properties that the Company acquires must be added to the borrowing base of the Credit Facility, and any net proceeds from the dispositions of any unencumbered properties must be used to repay amounts outstanding under the Revolving Credit Facility (as defined below).
Credit Facility
The amended and restated senior secured credit facility (the “Credit Facility”), consists of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”).
The Revolving Credit Facility and Term Loan are interest-only and mature on March 13, 2024. The total commitments under the Credit Facility are $655.0 million, including $505.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to a total of over $1.0 billion.
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
As of March 31, 2023, $150.0 million was outstanding under the Term Loan and $50.0 million was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2023, $44.8 million was outstanding under the Revolving Credit Facility (see Note 17 — Subsequent Events for details). The unused borrowing availability under the Revolving Credit Facility was $189.2 million based on the borrowing base as of March 31, 2023.
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
The Company is required to maintain a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $50.0 million. Certain other restrictions and conditions described below will no longer apply beginning in the quarter in which the Company makes an election and, as of the day prior to the commencement of the applicable quarter, the Company has a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by the Company during the applicable quarter, the Company’s ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5% and the Company’s Fixed Charge Coverage Ratio (as defined below) for the most recently ended four fiscal quarters is not less than 1.50 to 1.00 (the “Commencement Quarter”). The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. The Company did not satisfy the conditions during the quarter ended March 31, 2023 order to elect the quarter ending June 30, 2023 as the Commencement Quarter.
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
March 31, 2023
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
Under the Credit Facility, the Company must comply with covenants governing the maximum ratio of consolidated total indebtedness to consolidated total asset value, and requiring the Company to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, a minimum consolidated tangible net worth and a minimum debt service coverage ratio. Specifically, the maximum ratio of consolidated total indebtedness to consolidated total asset value is presently 65% unless and until the Commencement Quarter, following which the ratio will be 62.5%. The minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) that the Company must satisfy based on the four most recently ended fiscal quarters is (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, the Company must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. The minimum consolidated tangible net worth is the sum of (i) $1.2 billion, plus (ii) 75% of any net offering proceeds (as defined in the Credit Facility) since the Credit Facility closed in March 2019. As of March 31, 2023, the Company had a consolidated tangible net worth of $1.5 billion. The minimum debt service coverage ratio (calculated similar to the calculation of the Fixed Charge Coverage Ratio but excluding dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) that the Company must satisfy based on the four most recently ended fiscal quarters is (a) 1.50:1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.65:1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.75:1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter until the Company elects the Commencement Quarter, after which the debt service coverage ratio covenant will no longer apply. Additionally, the borrowing base advance rate is 52.5% until the Company elects the Commencement Quarter, after which the borrowing base advance rate will be 55%.
In addition, as of March 31, 2023, the Company had the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (i) SOFR (as defined below), plus an applicable margin that ranges, depending on the Company’s leverage, from 2.10% to 2.85% or (ii) the Base Rate (as defined in the Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.85% to 1.60%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Revolving Credit Facility bear interest at an annual rate equal to either: (a) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.60% to 2.35%, plus an additional spread adjustment depending on the length of the interest period; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.35% to 1.10%. As of March 31, 2023, the Company had elected to use the SOFR option for all of its borrowings under the Revolving Credit Facility, to the extent there are any such amounts outstanding.
Further, as of March 31, 2023, the Company had the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (i) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 2.05% to 2.80%; or (ii) the Base Rate, plus an applicable margin that ranges, depending on the Company’s leverage, from 0.80% to 1.55%. Commencing on the first day of the Commencement Quarter, the Company will have the option to have amounts outstanding under the Term Loan bear interest at an annual rate equal to either: (a) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 1.55% to 2.30%, plus an additional spread adjustment depending on the length of the interest period; or (b) the Base Rate, plus an applicable margin that ranges, depending on the Company’s

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
leverage, from 0.30% to 1.05%. Pursuant to the terms of the Company’s Credit Facility, the “floor” on SOFR-based rates is 0.25%. As of March 31, 2023, the Company had elected to use the SOFR option for all of its borrowings under the Term Loan.
As of March 31, 2023, the Company was in compliance with the financial covenants under the Credit Facility.
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company has experienced, and continues to experience, negative impacts from rising operating costs, particularly in its SHOP segment, as well as rising variable interest rates. The Company’s Credit Facility matures in March 2024 and contains various operating covenants (described above) which the Company was in compliance with through March 31, 2023. Prospectively, based upon the Company’s current expectations, the Company believes its operating results through June 30, 2023 will allow it to comply with these covenants. However, the Company believes its operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20 to 1.00 to 1.35 to 1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. The Company has obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. Additionally, the Company executed a non-binding term sheet with potential lenders to provide long-term, fixed-rate, secured mortgage financing, utilizing some or all of the Company’s unencumbered MOB properties as collateral. The proceeds from this loan are expected to exceed the balance of the Credit Facility and will be used to repay all amounts outstanding thereunder, which was $200.0 million as of March 31, 2023. In connection with the lenders’ agreement to lock the interest rate on a portion of the loan, the Company provided a $7.8 million deposit in the three months ended March 31, 2023 to the potential lenders as part of its negotiations, which was recorded within prepaid expenses and other assets on the Company’s consolidated balance sheet as of March 31, 2023. Subsequent to March 31, 2023, the Company provided an additional $1.1 million deposit to the potential lenders. If the proposed secured mortgage financing is consummated pursuant to its proposed terms, the Company will be refunded its deposit at closing, otherwise it will be applied against any breakage costs incurred by the potential lenders. The Company expects to close the loan in the three months ended June 30, 2023, however, there can be no assurance that this potential secured mortgage financing will close on its contemplated terms, or at all.
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
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements. Periodically, the Company renews these interest rate cap agreements upon their expiration. Currently, the Company has seven interest rate cap agreements with an aggregate current effective notional amount of $354.6 million which caps LIBOR at 3.50% with terms through April 2024. The Company does not apply hedge accounting to these agreements and changes in value are reflected in earnings (see Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company’s derivatives).
As of March 31, 2023, $350.6 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capitol One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2023 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2023 (remainder)	$856	$4,327	$5,183
2024	1,178	205,769	206,947
2025	13,270	5,769	19,039
2026	379,393	334,740	714,133
2027	922	—	922
Thereafter	189,278	—	189,278
Total	$584,897	$550,605	$1,135,502
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
As of March 31, 2023, the Company had $350.6 million of variable-rate, LIBOR-based borrowings under the Fannie Mae Master Credit Facilities. The Company terminated its remaining $50.0 million of LIBOR-based “pay-fixed” swaps during the three months ended March 31, 2023. The “pay-fixed” swaps were terminated in an asset position and the Company received $1.9 million in cash following the termination. This amount was included in accumulated other comprehensive income (“AOCI”), and will amortize into earnings as a reduction to interest expense through March 2024 (the original term of the swap and variable hedged debt). As of March 31, 2023, the Company continues to have LIBOR-based interest rate caps with notional amounts of $354.6 million which are not designated as hedging instruments. See Note 7 — Derivatives and Hedging Activities for additional details.
The Fannie Mae Master Credit Facilities will be automatically converted to SOFR-based contracts effective June 30, 2023. The Company is planning to convert the corresponding LIBOR-based interest rate caps to SOFR-based contracts.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2023
Derivative assets, at fair value (non-designated)	$—	$2,615	$—	$2,615
Derivative assets, at fair value (designated)	—	27,804	—	27,804
Total	$—	$30,419	$—	$30,419

December 31, 2022
Derivative assets, at fair value (non-designated)	$—	$3,737	$—	$3,737
Derivative assets, at fair value (designated)	—	36,910	—	36,910
Total	$—	$40,647	$—	$40,647
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
As of March 31, 2023, the Company owned 17 held for use properties (nine MOBs and eight SHOPs) for which the Company had reconsidered their expected holding periods, of which 10 properties (two MOBs and eight SHOPs) are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and recorded impairment charges to reduce the carrying values to their estimated fair values during the year ended December 31, 2022.
See Note 3 — Real Estate Investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of March 31, 2023 and December 31, 2022.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

		March 31, 2023		December 31, 2022
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$583,555	$551,537	$583,817	$550,626
Credit Facility	3	$200,000	$199,481	$180,000	$179,496
Fannie Mae Master Credit Facilities	3	$350,605	$351,269	$352,047	$353,034

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022:

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$27,804	$36,910
Interest rate “pay-fixed” swaps	Derivative liabilities, at fair value	$—	$—
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$2,615	$3,737
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2023 and December 31, 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2023		December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
SOFR-based interest rate “pay-fixed” swaps	7	$528,500	7	$528,500
LIBOR-based interest rate “pay-fixed” swaps	—	—	2	50,000
Total interest rate “pay-fixed” swaps	7	$528,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Amount of gain recognized in accumulated other comprehensive loss on interest rate derivatives	$(3,471)	$23,613
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$3,960	$(2,653)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(15,785)	$(11,764)
The Company currently has seven SOFR-based “pay-fixed” interest rate swaps that are designated as cash flow hedges. The Company uses its interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 31, 2023 and the year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The interest rate “pay-fixed” swaps have base interest rates between 1.61% and 2.23% with expirations varying through December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”), during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and was reclassified as an increase to interest expense over the original term of the two terminated swaps and the MOB Loan prior to its refinancing. For the three months ended March 31, 2022, the Company reclassified $0.2 million from AOCI as an increase to interest expense. No amounts remained in AOCI related to the MOB Loan as of December 31, 2022.
During the year ended December 31, 2022, the Company converted $150.0 million of the “pay-fixed” swaps on its Credit Facility and $378.5 million of the “pay-fixed” swaps on its mortgages from LIBOR to SOFR.
During the three months ended March 31, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million. The swaps were terminated in an asset position, and the Company received $1.9 million in cash from the termination. This amount was included in AOCI and will be amortized into earnings as a reduction to interest expense through March 2024 (the original term of the swap and the variable hedged debt). For the three months ended March 31, 2023, the Company reclassified $0.3 million from AOCI as a decrease to interest expense, and $1.7 million remained in AOCI as of March 31, 2023.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2023 through March 31, 2024, the Company estimates that $16.3 million will be reclassified from AOCI as a decrease to interest expense or other comprehensive income relating to the “pay-fixed” swaps designated as derivatives.
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	7	$354,624	7	$354,624

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
(1)Notional amount represents the currently active interest rate cap contract and excludes three interest rate cap agreements (included in the instrument count) with aggregate notional amounts of $52.6 million which take effect upon the expiration of similar caps included above and effectively extend the term for the same notional amount.
(2)All of the Company’s interest rate cap agreements limit 30-day LIBOR to 3.50% with terms through April 2024. The actual 30-day LIBOR rates during the first quarter of 2023 exceeded the strike price rate of 3.50% and the Company is currently receiving payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive income.
These derivatives are used to manage the Company’s exposure to interest rate movements, but the Company has not elected to apply hedge accounting. As of March 31, 2023, the Company had entered into seven LIBOR interest rate caps with a notional amount of $354.6 million (of which six caps were active as of March 31, 2023 and December 31, 2022 and one had a forward start date of April 2023) which limit 30-day LIBOR borrowings to 3.50% and have varying expiration dates through April 2024. Beginning in the fourth quarter of 2022, LIBOR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Capital One Facility and KeyBank Facility. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
For the three months ended March 31, 2023 and 2022, (loss) gain on non-designated derivatives were $(0.2) million and $1.0 million, respectively. During the three months ended March 31, 2023, the Company received aggregate payments of $0.9 million related to its effective interest rate caps as LIBOR exceeded the effective rates of the capped debt. No such amounts were received during the three months ended March 31, 2022.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023	$30,419	$—	$—	$30,419	$—	$—	$30,419
December 31, 2022	$40,647	$—	$—	$40,647	$—	$—	$40,647
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2023, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2023 and December 31, 2022, the Company had 106,668,245 and 105,080,531 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020. Since October 2020, the Company has issued an aggregate of approximately 14.0 million shares in respect to the stock dividends. Except for shares issued as dividends, no additional shares of common stock were issued during the quarter ended March 31, 2023 or the year ended December 31, 2022. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends (including the April 2023 stock dividend) and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. See Note 1 — Organization for additional information.
On March 31, 2023, the Company published a new Estimated Per-Share NAV as of December 31, 2022, which was approved by the Board on March 31, 2023. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.
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
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers, cumulatively through March 31, 2023.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2022	4,896,620	$20.60
Three months ended March 31, 2023	—	—
Cumulative repurchases as of March 31, 2023	4,896,620	20.60

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its Board in its discretion.
Preferred Stock and Preferred Units
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019, the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC, (the “Preferred Stock Equity Line”) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021. Also, in connection with an underwritten offering in October 2021, the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its Series B Preferred Stock.
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022.
The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022.
The Company also had 100,000 Series A Preferred Units outstanding as of March 31, 2023 and December 31, 2022, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Distributions and Dividends
Common Stock
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $0.85 per annum per share of common stock.
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Credit Facility (see Note 5 — Credit Facility, Net for additional information) which restricted the Company from paying distributions on common stock. Under the policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s Estimated Per Share NAV of common stock in effect on the applicable date:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Stock Dividend Declaration Date	Stock Dividend Issue Date	Quarterly Stock Dividend Rate (per share)
October 1, 2020	October 15, 2020	0.013492
January 4, 2021	January 15, 2021	0.013492
April 2, 2021	April 15, 2021	0.014655
July 1, 2021	July 15, 2021	0.014655
October 1, 2021	October 15, 2021	0.014655
January 3, 2022	January 15, 2022	0.014655
April 1, 2022	April 18, 2022	0.014167
July 1, 2022	July 15, 2022	0.014167
October 3, 2022	October 17, 2022	0.014167
January 3, 2023	January 18, 2023	0.014167
April 3, 2023	April 17, 2023	0.015179
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2023 and December 31, 2022, the Special Limited Partner owned 10,237 and 10,094 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2023 and December 31, 2022, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third-party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through March 31, 2023.
Asset Management Fees and Variable Management/Incentive Fees
Under the LPA and the advisory agreement that was superseded by the original amended and restated advisory agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2023, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the Performance Condition is considered probable to occur. stock dividends do not cause the OP to issue additional Class B Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No incentive fee was incurred for the three months ended March 31, 2023 or 2022.
Property Management Fees
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee on a monthly basis, equal to 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties managed and 2.5% of gross revenues from all other types of properties managed, plus market-based leasing commissions applicable to the geographic location of the property. The Company also reimburses the Property Manager for property level expenses incurred by the Property Manager. The Property Manager may charge a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, and the Property Manager is allowed to receive a higher property management fee in certain cases if approved by the Company’s Board (including a majority of the independent directors).
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. Neither party has provided notice of intent to terminate. The current term of the A&R Property Management Agreement expires February 17, 2024. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
On April 10, 2018, in connection with the Multi-Property CMBS Loan, the Company and the OP entered into a further amendment to the A&R Property Management Agreement confirming, consistent with the intent of the parties, that the borrowers under the Multi-Property CMBS Loan and other subsidiaries of the OP that own or lease the Company’s properties are the direct obligors under the arrangements pursuant to which the Company’s properties are managed by either the Property Manager or a third party overseen by the Property Manager pursuant to the A&R Property Management Agreement. See the Mortgage Notes Payable table included in Note 4 — Mortgage Notes Payable, Net for additional information on the Multi-Property CMBS Loan.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended March 31, 2023, the Company incurred $1.9 million of reimbursement expenses from the Advisor for providing administrative services. During the three months ended March 31, 2022, the Company incurred $1.8 million of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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
March 31, 2023
(Unaudited)
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

	Three Months Ended March 31,		Payable (Receivable) as of
	2023	2022
(In thousands)	Incurred	Incurred	March 31, 2023	December 31, 2022
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$21	$—	$21	$5
Ongoing fees and reimbursements:
Asset management fees	5,458	5,458	—	—
Property management and fees (2)	978	1,026	(12)	3
Professional fees and other reimbursements (1)	2,386	2,226	102	39
Total related party operation fees and reimbursements	$8,843	$8,710	$111	$47
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $1.5 million for the three months ended March 31, 2023, and $1.7 million for the three months ended March 31, 2022, subject to the Capped Reimbursement.
(2)Includes $49,000 and $0.2 million of leasing commissions which are capitalized and included in prepaid expenses and other assets.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three months ended March 31, 2023 or 2022. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2023 or 2022. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
March 31, 2023
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
The following table reflects the amount of restricted shares outstanding as of March 31, 2023 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2022	97,343	$18.89
Stock dividend	1,393	15.00
Vested	—	—
Unvested, March 31, 2023	98,736	$18.84
As of March 31, 2023, the Company had $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 1.4 years. Compensation expense related to restricted shares was $0.2 million for the three months ended March 31, 2023, and $0.3 million for the three months ended March 31, 2022.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2023 or 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 12 — Accumulated Other Comprehensive Income
    The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain (loss) on Designated Derivative
Balance, December 31, 2022	$36,910
Other comprehensive gain, before reclassifications	(3,471)
Amount of (gain) loss reclassified from accumulated other comprehensive gain (loss)	(3,960)
Balance, March 31, 2023	$29,479
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	March 31, 2023	December 31, 2022
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,467	3,584
Total Non-controlling Interests in the OP	6,045	6,162
Non-controlling Interests in property owning subsidiaries	396	389
Total Non-controlling interests	$6,441	$6,551
Non-Controlling Interests in the OP
For preferred and common shares issued by the Company, the Company typically issues mirror securities with substantially equivalent economic rights between the Company and the OP. The securities held by the Company are eliminated in consolidation.
Series A Preferred Units
The Company is the sole general partner and holds substantially all of the Series A Preferred Units (except as discussed below). All common and preferred units in the OP held by the Company are eliminated in consolidation.
In September 2021, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 100,000 Series A Preferred Units to the unaffiliated third party, with a face value of $25.00 per unit, which were recorded at issuance at a then fair value of $2.6 million, or $25.78 per unit, to the unaffiliated third party.
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both the three months ended March 31, 2023 and 2022, Series A Preferred Unit holders were paid $46,000.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of March 31, 2023 and December 31, 2022, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2023 and 2022, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of March 31, 2023 would be redeemable for 474,700 shares of common stock, giving effect to adjustments for the impact of the stock dividends through April 2023.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	March 31, 2023	March 31, 2023	March 31, 2023	As of December 31, 2022	2023	2022
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$396	2.6%	$12,279	$12,455	—	—
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders (in thousands)	$(17,509)	$(26,801)
Basic and diluted weighted-average shares outstanding (1)	108,087,025	108,013,529
Basic and diluted net loss per share (1)	$(0.16)	$(0.25)
(1)Retroactively adjusted for the effects of the stock dividends (see Note 1 — Organization and Note 8 — Stockholders’ Equity for additional information).
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Unvested restricted shares (1)	100,235	173,716
Common OP Units (2)	474,700	474,700
Class B Units (3)	420,040	420,040
Total weighted average antidilutive common stock equivalents	994,975	1,068,456
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 98,736 and 161,754 unvested restricted shares outstanding as of March 31, 2023 and 2022, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of March 31, 2023 and 2022. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of March 31, 2023 and 2022. These Class B Units were unvested as of March 31, 2023 and 2022 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
The disclosures below for the three months ended March 31, 2023 and 2022 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
The Company evaluates performance and makes resource allocations based on its two business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses as well as seniors housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities (“SNF”) under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators.
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
NOI excludes certain components from net loss in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, NOI should be examined in conjunction with net loss as presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net loss as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to pay distributions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	2023			2022
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$33,609	$53,746	$87,355	$32,348	$51,302	$83,650
Property operating and maintenance	8,955	44,928	53,883	8,689	44,401	53,090
NOI	$24,654	$8,818	33,472	$23,659	$6,901	30,560
Impairment charges			—			(10,644)
Operating fees to related parties			(6,387)			(6,318)
Acquisition and transaction related			(63)			(579)
General and administrative			(5,021)			(4,899)
Depreciation and amortization			(20,176)			(20,420)
Interest expense			(15,785)			(11,764)
Interest and other income			5			12
Gain (loss) on sale of real estate investments			115			(303)
(Loss) gain on non-designated derivatives			(182)			994
Income tax expense			(46)			(39)
Net loss attributable to non-controlling interests			9			49
Allocation for preferred stock			(3,450)			(3,450)
Net loss attributable to common stockholders			$(17,509)			$(26,801)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2023	December 31, 2022
ASSETS
Investments in real estate, net:
Medical office buildings	$1,137,116	$1,121,857
Seniors housing — operating properties	850,097	856,440
Total investments in real estate, net	1,987,213	1,978,297
Cash and cash equivalents	35,794	53,654
Restricted cash	25,554	22,884
Derivative assets, at fair value	30,419	40,647
Straight-line rent receivable, net	25,473	25,276
Operating lease right-of-use assets	7,789	7,814
Prepaid expenses and other assets	41,200	34,554
Deferred costs, net	16,614	17,223
Total assets	$2,170,056	$2,180,349
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Medical office buildings	$1,222	$1,188
Seniors housing — operating properties	2,412	2,123
Total capital expenditures	$3,634	$3,311

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 16 — Commitments and Contingencies
As of March 31, 2023, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 19.6 years to 84.5 years, excluding an adjacent parking lot lease with a term of 1.5 years. The Company did not enter into any additional ground leases during the three months ended March 31, 2023.
As of March 31, 2023, the Company’s balance sheet included ROU assets and liabilities of $7.8 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 34.0 years and a weighted-average discount rate of 7.37% as of March 31, 2023. For the three months ended March 31, 2023, the Company paid cash of $0.2 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million, on a straight-line basis in accordance with the current accounting guidance. The Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million, for the three months ended March 31, 2022. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company for the next five years as of March 31, 2023:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2023 (remainder)	$486	$66
2024	632	90
2025	588	93
2026	599	95
2027	617	97
Thereafter	21,942	7,215
Total minimum lease payments	24,864	7,656
Less: amounts representing interest	(16,789)	(2,820)
Total present value of minimum lease payments	$8,075	$4,836
_______
(1)The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of March 31, 2023. The Direct Financing Lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Dividend Declaration
On April 3, 2023, the Company announced the declaration of a stock dividend of 0.015179 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The stock dividend was issued on April 17, 2023 to holders of record of the Company’s common stock at the close of business on April 13, 2023.
Subsequent Dispositions
Subsequent to March 31, 2023, the Company disposed of two SHOP properties for an aggregate contract sales price of $5.7 million. These two properties were impaired by $6.2 million in the year ended December 31, 2022. Pursuant to the terms of the Credit Facility, the net proceeds from the disposals were used to repay amounts outstanding under the Revolving Credit Facility. The properties were formerly pledged to the asset pool comprising the borrowing base under the Credit Facility. After giving effect to the repayments from these dispositions, the balance of the Revolving Credit Facility was $44.8 million.
Other Subsequent Events
Subsequent to March 31, 2023, the Company provided an additional $1.1 million deposit to potential lenders as part of its efforts to obtain secured mortgage financing. See Note 5 — Credit Facilities for additional information.

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
Overview
We are an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. As of March 31, 2023, we owned 207 properties located in 34 states and comprised of 9.2 million rentable square feet.
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
We operate in two reportable business segments for management and financial reporting purposes: medical office and other health-care related buildings (“MOBs”) and senior housing operating properties (“SHOPs”). In our MOB operating segment, we own, manage, and lease single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. As of March 31, 2023, we had four eligible independent contractors operating 50 SHOPs (excluding two land parcels). All of our properties across both business segments are located throughout the United States.
We have declared and paid quarterly dividends entirely in shares of our common stock since October 2020 in order to preserve our liquidity.
On March 31, 2023, we published a new Estimated Per-Share NAV equal to $14.00 as of December 31, 2022. Our previous Estimated Per-Share NAV was equal to $15.00 as of December 31, 2021. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless we list our common stock.

Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic created several risks and uncertainties that impacted our business, including our financial condition, future results of operations and our liquidity.
Seniors Housing Properties
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio trended lower from 85.1% as of December 31, 2019 to a low of 72.0% as of March 31, 2021, and stabilized until December 31, 2022. As of March 31, 2023, occupancy in this segment reached 73.3%, representing a decline from December 31, 2022 of 1.8%. The below table presents SHOP occupancy since the onset of our downward occupancy trends, which was exacerbated by the COVID-19 pandemic in March 2020:

As of	Number of Properties(1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
December 31, 2022	50	4,374	75.1%
March 31, 2023	50	4,374	73.3%
________
(1)Exclusive of two land parcels.
Since the second quarter of 2021, we experienced relative stability in occupancy and operating costs in our SHOP portfolio. Beginning in the year ended December 31, 2022, our third party operators needed to increase their use of temporary contract labor and agencies, and the amount they pay for overtime wages and bonuses, in response to a shortage of workers, largely due to, among other things, increased inflation raising the cost of labor generally and lack of qualified personnel that our third party operators are able to employ on a permanent basis. Costs incurred from contract labor and agencies for care providers decreased in our SHOP segment by $0.5 million, from $1.2 million in the three months ended March 31, 2022 to $0.7 million as compared to the three months ended March 31, 2023. However, these costs were more than offset by increased wage costs for direct employees of our third party operators of $2.7 million between the periods. Because occupancy levels have not recovered to their pre-pandemic rates (as noted in the table above) and resident fees have not increased enough to counteract these lower occupancy rates, our results of operations in our SHOP segment have been significantly adversely affected by the increase in labor costs.
We have also granted rent concessions since the onset of the COVID-19 pandemic which serve to reduce revenue in our SHOP segment. We offered $0.6 million rent concessions during the three months ended March 31, 2023, and $1.3 million during the three months ended March 31, 2022.
The adverse financial impacts of the COVID-19 pandemic were partially offset by funds we received under the CARES Act. On March 27, 2020, the CARES Act was signed into law and it provided funding to Medicare providers in order to alleviate financial hardship during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designed to reimburse providers for healthcare-related expenses and lost revenues attributable to COVID-19. We did not receive any funding from the CARES Act during the three months ended March 31, 2023 or 2022. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. We recognized funding under this program as a reduction of property operating and maintenance expenses in our consolidated statements of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.

Future developments in the course of inflation increases, labor shortages and supply chain disruptions may cause further adverse impacts on our occupancy and cost levels.
Credit Facility Covenants
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
Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20 to 1.00 to 1.35 to 1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. Additionally, we have executed a non-binding term sheet with potential lenders to provide long-term, fixed-rate, secured mortgage financing, utilizing some or all of our unencumbered MOB properties as collateral. The proceeds from this loan are expected to exceed the balance of the Credit Facility and will be used to repay all amounts thereunder, which was $200.0 million as of March 31, 2023. In connection with the lenders’ agreement to lock the interest rate on a portion of the loan, we provided a $7.8 million deposit in the three months ended March 31, 2023 to the potential lenders as part of our negotiations, which was recorded within prepaid expenses and other assets on our consolidated balance sheet as of March 31, 2023. Subsequent to March 31, 2023, we provided an additional $1.1 million to the potential lenders. If the proposed secured mortgage financing is consummated pursuant to its proposed terms, we will be refunded our deposit at closing, otherwise it will be applied against any breakage costs incurred by the potential lenders. We expect to close the loan in the three months ended June 30, 2023, however, there can be no assurance that this potential secured mortgage financing will close on its contemplated terms, or at all.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023 and all other filings with the SEC after that date, as such risks and uncertainties may be updated from time to time in our subsequent reports.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2023:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
Medical Office and Other Healthcare Related Buildings	155		5,161,350	90.9%		4.9	$1,454,122
Seniors Housing — Operating Properties	52	(4)	4,030,413	73.3%	(5)	N/A	1,142,056
Total Portfolio	207		9,191,763				$2,596,178
________
(1)Inclusive of leases signed but not yet commenced as of March 31, 2023.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2023.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of March 31, 2023) net of gross market lease intangible liabilities ($19.6 million total as of March 31, 2023). Impairment charges are already reflected within gross asset value.
(4)Includes two parcels of land
(5)Weighted by unit count as of March 31, 2023. As of March 31, 2023, we had 4,374 rentable units in our SHOP segment. Excludes land parcels.
N/A    Not applicable.

Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2023, we owned 207 properties. There were 198 properties owned for the entire year ended December 31, 2022 and the three months ended March 31, 2023 (our “Same Store Properties), including two vacant land parcels. Since January 1, 2022, we acquired nine properties (our “Acquired Properties”) and disposed of four properties (Disposed Properties).
The following table presents a roll-forward of our properties owned from January 1, 2022 to March 31, 2023:

	MOB	SHOP	Total
Number of properties, January 1, 2022	146	56	202
Acquisition activity during the year ended December 31, 2022	4	—	4
Disposition activity during the year ended December 31, 2022	—	(4)	(4)
Number of properties, December 31, 2022	150	52	202
Acquisition activity during the three months ended March 31, 2023	5	—	5
Disposition activity during the three months ended March 31, 2023	—	—	—
Number of properties, March 31, 2023	155	52	207

Number of Same Store Properties	146	52	198
Number of Acquired Properties	9	—	9
Number of Disposed Properties	—	4	4

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Net loss attributable to common stockholders was $17.5 million and $26.8 million for the three months ended March 31, 2023, and 2022, respectively. The following table shows our results of operations for the three months ended March 31, 2023 and 2022 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$
Revenue from tenants	$87,355	$83,650	$3,705

Operating expenses:
Property operating and maintenance	53,883	53,090	793
Impairment charges	—	10,644	(10,644)
Operating fees to related parties	6,387	6,318	69
Acquisition and transaction related	63	579	(516)
General and administrative	5,021	4,899	122
Depreciation and amortization	20,176	20,420	(244)
Total expenses	85,530	95,950	(10,420)
Operating income (loss) before gain (loss) on sale of real estate investments	1,825	(12,300)	14,125
Gain (loss) on sale of real estate investments	115	(303)	418
Operating income (loss)	1,940	(12,603)	14,543
Other income (expense):
Interest expense	(15,785)	(11,764)	(4,021)
Interest and other income	5	12	(7)
(Loss) gain on non-designated derivatives	(182)	994	(1,176)
Total other expenses	(15,962)	(10,758)	(5,204)
Loss before income taxes	(14,022)	(23,361)	9,339
Income tax expense	(46)	(39)	(7)
Net loss	(14,068)	(23,400)	9,332
Net loss attributable to non-controlling interests	9	49	(40)
Allocation for preferred stock	(3,450)	(3,450)	—
Net loss attributable to common stockholders	$(17,509)	$(26,801)	$9,292

Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating and maintenance expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net loss attributable to common stockholders.
We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property-level and presents such items on an unlevered basis. We use NOI to assess and compare property-level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net loss attributable to common stockholders.
NOI excludes certain components from net loss in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate-level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property-level.

NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net loss to common stockholders as presented in our consolidated statements of operations. NOI should not be considered as an alternative to net loss attributable to common stockholders as an indication of our performance, or to cash flows as a measure of our liquidity or ability to pay distributions.
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store Properties, Acquired Properties and Disposed Properties NOI for the three months ended March 31, 2023:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,834	$679	$398	$—	$28	$44	$(30,492)	$(17,509)
Operating fees to related parties	—	—	—	—	—	—	6,387	6,387
Acquisition and transaction related	—	—	—	—	—	—	63	63
General and administrative	49	26	—	—	—	—	4,946	5,021
Depreciation and amortization	12,006	7,851	319	—	—	—	—	20,176
Interest expense	21	334	—	—	—	—	15,430	15,785
Interest and other income	(1)	(1)	—	—	—	—	(3)	(5)
Gain on sale of real estate investments	—	—	—	—	—	(115)	—	(115)
Loss on non-designated derivative instruments	—	—	—	—	—	—	182	182
Income tax (benefit) expense	—	—	—	—	—	—	46	46
Allocation for preferred stock	—	—	—	—	—	—	3,450	3,450
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(9)	(9)
NOI	$23,909	$8,889	$717	$—	$28	$(71)	$—	$33,472
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store Properties, Acquired Properties and Disposed Properties NOI for the three months ended March 31, 2022:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$434	$(819)	$—	$—	$25	$(1,132)	$(25,309)	$(26,801)
Impairment charges	10,644	—	—	—	—	—	—	10,644
Operating fees to related parties	—	—	—	—	—	—	6,318	6,318
Acquisition and transaction related	135	—	—	—	—	—	444	579
General and administrative	20	—	—	—	—	—	4,879	4,899
Depreciation and amortization	12,346	7,732	—	—	—	342	—	20,420
Interest expense	66	475	—	—	—	—	11,223	11,764
Interest and other income	(2)	—	—	—	(9)	—	(1)	(12)
Loss on sale of real estate investments	—	—	—	—	—	303	—	303
Gain on non-designated derivative instruments	—	—	—	—	—	—	(994)	(994)
Income tax (benefit) expense	—	—	—	—	—	—	39	39
Allocation for preferred stock	—	—	—	—	—	—	3,450	3,450
Net income attributable to non-controlling interests	—	—	—	—	—	—	(49)	(49)
NOI	$23,643	$7,388	$—	$—	$16	$(487)	$—	$30,560

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended March 31, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$32,845	$32,339	$506	$764	$—	$764	$—	$9	$(9)	$33,609	$32,348	$1,261
Less: Property operating and maintenance	8,936	8,696	240	47	—	47	(28)	(7)	(21)	8,955	8,689	266
NOI	$23,909	$23,643	$266	$717	$—	$717	$28	$16	$12	$24,654	$23,659	$995
_______________
(1)Our MOB segment included 146 Same Store Properties.
(2)Our MOB segment included nine Acquired Properties.
(3)Our MOB segment did not include any Disposed Properties.
(4)Our MOB segment included 155 total properties.
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
Revenue from Tenants
During the three months ended March 31, 2023, revenue from tenants increased by $1.3 million in our MOB segment as compared to the three months ended March 31, 2022, which was primarily driven by an increase in revenue from tenants of $0.8 million due to our Acquired Properties and an increase in revenue from tenants of $0.5 million due to our Same Store Properties, partially offset by an immaterial decrease in revenue from tenants due to our Disposed Properties. The increase in our Same Store properties revenue from tenants was primarily driven by an increase of operating expense reimbursement revenue from increased property, operating and maintenance expenses, as well as from marginally higher occupancy in the three months ended March 31, 2023 as compared to March 31, 2022.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the quarter ended March 31, 2023, property operating and maintenance costs in our MOB segment increased by $0.3 million as compared to the same period last year, primarily as a result of increased costs from our Same Store Properties of $0.2 million. The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs, which are largely reimbursed by tenants.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended March 31, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$53,746	$50,027	$3,719	$—	$—	$—	$—	$1,275	$(1,275)	$53,746	$51,302	$2,444
Less: Property operating and maintenance	44,857	42,639	2,218	—	—	—	71	1,762	(1,691)	44,928	44,401	527
NOI	$8,889	$7,388	$1,501	$—	$—	$—	$(71)	$(487)	$416	$8,818	$6,901	$1,917
________

(1)Our SHOP segment included 52 Same Store Properties (including two land parcels).
(2)Our SHOP segment did not include any Acquired Properties.
(3)Our SHOP segment included four Disposed Properties.
(4)Our SHOP segment included 52 total properties (including two land parcels).
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
Revenue from Tenants
During the three months ended March 31, 2023, revenue from tenants increased by $2.4 million in our SHOP segment as compared to the three months ended March 31, 2022, which was due to an increase in revenue from tenants of $3.7 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $1.3 million from our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, partially offset by marginally lower occupancy in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Additionally, we offered less rent concessions during the three months ended March 31, 2023, which amounted to $0.6 million as compared to $1.3 million of rent concessions offered during the three months ended March 31 2022.
Property Operating and Maintenance
During the three months ended March 31, 2023, property operating and maintenance expenses increased $0.5 million in our SHOP segment as compared to the three months ended March 31, 2022, primarily due to an increase in property operating and maintenance expenses of $2.2 million in our Same Store Properties, partially offset by a decrease of $1.7 million from our Disposed Properties.
Our Same Store properties operating and maintenance expenses increased in the quarter ended March 31, 2023 compared to the same period last year, primarily from amounts our third party operators pay for overtime wages and bonuses, as well as overall inflation on utilities and supplies which increased our property maintenance and operating costs by $2.7 million. These increased costs were partially offset by a decrease in contract labor and agencies at our Same Store Properties of $0.5 million.
Other Results of Operations
Impairment Charges
We did not record any impairment charges during the quarter ended March 31, 2023. During the three months ended March 31, 2022, we incurred $10.6 million of impairment charges to reduce the carrying value of seven skilled nursing facilities (“SNF”) properties located in Illinois in our MOB segment to their estimated fair value as determined by a $50.5 million offer to purchase these properties made by the tenant.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Operating fees to related parties were $6.4 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.5 million for both the three months ended March 31, 2023 and 2022. Variable asset management fees will increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the three months ended March 31, 2023 or 2022.
Property management fees decreased to $1.0 million from $1.0 million for the three months ended March 31, 2023 and 2022, respectively. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were approximately $0.1 million for the three months ended March 31, 2023, compared to $0.6 million for the three months ended March 31, 2022. The decrease was due to (i) $0.2 million of decreased dead deal costs, as well as from (ii) $0.1 million of prepayment penalties on our mortgage repayments and $0.1 million of termination fees paid to former SHOP operators which were incurred in the three months ended March 31, 2022.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million to $5.0 million for the three months ended March 31, 2023 compared to $4.9 million for the three months ended March 31, 2022, which includes $2.4 million and $2.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively, incurred in expense reimbursements.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $0.2 million to $20.2 million for the three months ended March 31, 2023 from $20.4 million for the three months ended March 31, 2022.
Gains on Sale of Real Estate Investments
We did not dispose of any properties in the three months ended March 31, 2023.
During the third quarter of 2021, we began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. We completed the sale of the LaSalle Properties in the three months ended March 31, 2022 and recorded a loss on sale of $0.3 million.
Interest Expense
Interest expense increased by $4.0 million to $15.8 million for the three months ended March 31, 2023 from $11.8 million for the three months ended March 31, 2022. The increase in interest expense resulted from higher average rates average balances of amounts outstanding under our Revolving Credit Facility during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. As of March 31, 2023, our outstanding debt obligations were $1.1 billion at a weighted average interest rate of 5.18% per year. As of March 31, 2022, we had total borrowings of $1.1 billion, at a weighted average interest rate of 3.47% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $5,000 and $12,000 for the three months ended March 31, 2023 and 2022, respectively.
Gains (Losses) on Non-Designated Derivatives
The loss in the three months ended March 31, 2023 and March 31, 2022 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of $46,000 and $39,000 for the three months ended March 31, 2023 and 2022, respectively.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets as of March 31, 2023. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $9,000 for the three months ended March 31, 2023 and net loss attributable to non-controlling interests was approximately $49,000 for the three months ended March 31, 2022. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties, Common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses.
During the three months ended March 31, 2023, net cash used in operating activities was $5.0 million. Cash inflows included non-cash items of $8.5 million (net loss of $14.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), a decrease in deferred rent and other liabilities of $0.5 million and a decrease in prepaid expenses and other assets of $0.5 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $4.4 million and by an increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.2 million.
During the three months ended March 31, 2022, net cash provided by operating activities was $5.9 million. Cash inflows include non-cash items of $9.1 million (net loss of $23.4 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, deferred financing costs and mortgage premiums and discounts, bad debt expense, equity-based compensation, gain on non-designated derivatives and impairment charges), a decrease in prepaid expenses and other assets of $1.0 million and an increase in deferred rent and other liabilities of $1.8 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $2.0 million and by an increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $29.1 million. The cash used in investing activities included $25.4 million for the acquisition of five properties and $3.6 million in capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2022 was $8.4 million. The cash used in investing activities included $11.8 million from the sale of the four LaSalle Properties and $3.3 million in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $8.9 million. Cash inflows consisted of proceeds from borrowings under our Revolving Credit Facility of $20.0 million and proceeds from terminated “pay-fixed” interest rate swaps of $1.9 million. Cash outflows consisted of payments for deposits for financings of $7.8 million, dividends paid to holders of Series A Preferred Stock of $1.8 million, dividends to paid holders of Series B Preferred Stock of $1.6 million, payments on our Fannie Mae Master Credit Facilities of $1.4 million and principal payments on our mortgages of $0.3 million.
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
As of March 31, 2023 and December 31, 2022 we had $35.8 million and $53.7 million of cash and cash equivalents, respectively, and our ability to use this cash on hand is restricted. Under our Credit Facility, we are required to maintain a combination of cash, cash equivalents and availability for future borrowings under our Revolving Credit Facility totaling at least $50.0 million. As of March 31, 2023, $189.2 million was available for future borrowings under our Revolving Credit Facility, of which $112.0 million was available for general corporate purposes and acquisitions, with the remainder available to repay other existing debt obligations.
Certain other restrictions and conditions described below, including those on paying cash dividends on our common stock, will no longer apply starting in the “Commencement Quarter” which is a quarter in which we make an election and, as of the day prior to the commencement of the applicable quarter we have a combination of cash, cash equivalents and availability for future borrowings under the Revolving Credit Facility totaling at least $100.0 million, giving effect to the aggregate amount of distributions projected to be paid by us during the applicable quarter, our ratio of consolidated total indebtedness to consolidated total asset value (expressed as a percentage) is less than 62.5%, and our Fixed Charge Coverage Ratio is not less than 1.50 to 1.00 for the most recently ended four fiscal quarters. The fiscal quarter ended June 30, 2021 was the first quarter that could have been the Commencement Quarter. We did not satisfy the conditions during the quarter ended March 31, 2023 in order to elect the quarter ending June 30, 2023 as the Commencement Quarter. There can be no assurance as to if, or when, we will, or will be able to, elect the Commencement Quarter, including to the extent we may be unable to satisfy these conditions in future periods. We may not pay distributions to holders of common stock in cash or any other cash distributions (including repurchases of shares of our common stock) on our common stock until the Commencement Quarter. Moreover, beginning in the Commencement Quarter, we may only pay cash distributions provided that the aggregate distributions (as defined in the Credit Facility and including dividends on Series A Preferred Stock, Series B Preferred Stock or any other class of preferred stock that may be issued) for any period of four fiscal quarters do not exceed 95% of Modified FFO (as defined in the Credit Facility) for the same period based only on fiscal quarters after the Commencement Quarter.
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
Financings
As of March 31, 2023, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 42.4%. Net debt totaled $1.1 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($35.8 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities ($19.6 million). Cumulative impairment charges are already reflected within gross asset value.
As of March 31, 2023, we had total gross borrowings of $1.1 billion, at a weighted-average interest rate of 5.18%. As of December 31, 2022, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.83%. The weighted-average interest rates include the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt. As of March 31, 2023, the carrying value of our real estate investments, at cost was $2.6 billion, with $0.9 billion of this asset value pledged as collateral for mortgage notes payable, $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities and $1.0 billion of this asset value comprising the borrowing base of the Credit Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Credit Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of March 31, 2023 was $0.1 billion. There can be no assurance as to the amount of liquidity we would be able to generate from adding any of the unencumbered assets we own to the borrowing base of our Credit Facility. Pursuant to the Credit Facility, any resulting net proceeds from dispositions prior to the Commencement Quarter must be used to repay amounts outstanding under the Revolving Credit Facility, to the extent there are any such amounts outstanding.
Mortgage Notes Payable

As of March 31, 2023, we had $584.9 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2023 and 2024 are $0.9 million and $1.2 million, respectively.
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
The total commitments under the Credit Facility are $655.0 million including $505.0 million under the Revolving Credit Facility. The Credit Facility includes an uncommitted “accordion feature” that may, subject to conditions, be used to increase the commitments under either component of the Credit Facility by up to an additional $370.0 million to over $1.0 billion. As of March 31, 2023, $150.0 million was outstanding under our Term Loan, and $50.0 million was outstanding under the Revolving Credit Facility. The unused borrowing availability under the Credit Facility was $189.2 million based on the current borrowing base, of which $112.0 million was available for general corporate purposes and acquisitions, with the remainder available to repay other existing debt obligations. The amount available for future borrowings under the Credit Facility is based on either the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, or a minimum debt service coverage ratio with respect to the borrowing base. Both of these amounts are calculated using the adjusted net operating income of the real estate assets comprising the borrowing base, and, therefore, availability under our Credit Facility has been adversely affected by the increases in operating costs, primarily costs arising from the use of contract labor for care providers and, to a lesser extent, the amount we pay in overtime wages and bonuses, due to the effects of the COVID-19 pandemic, and may continue to be adversely affected. See also the discussion above regarding the need to maintain certain levels of liquidity until the Commencement Quarter.
The equity interests and related rights in our wholly-owned subsidiaries that directly own or lease the eligible unencumbered real estate assets comprising the borrowing base of the Revolving Credit Facility are pledged for the benefit of the lenders thereunder. The Credit Facility also contains a subfacility for letters of credit of up to $25.0 million. The applicable margin used to determine the interest rate under both the Term Loan and Revolving Credit Facility components of the Credit Facility varies based on our leverage. As of March 31, 2023, the Term Loan had an effective interest rate per annum equal to 5.11%. Under the Credit Facility, we must comply with covenants governing the maximum ratio of consolidated total indebtedness to consolidated total asset value, and requiring us to maintain a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (the “Fixed Charge Coverage Ratio”) on a quarterly basis, a minimum consolidated tangible net worth and a minimum debt service coverage ratio. We entered into the Fourth Amendment to the Credit Facility on August 11, 2022. As described above, pursuant to the Fourth Amendment, the Fixed Charge Coverage Ratio we must satisfy, based on the four most recently ended fiscal quarters, is (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter, provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00.
Without the Fourth Amendment, we would have been in default of the pre-amendment Fixed Charge Coverage Ratio for the four fiscal quarter period ended June 30, 2022. However, we were in compliance with the new covenants under the Credit Facility for the six fiscal quarter periods ended March 31, 2023. There can be no assurance our lenders will consent to any further amendments that may become necessary in order to comply with the terms of the Credit Facility in the future. See Note 5 — Credit Facilities for additional information on the Fourth Amendment.
Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20 to 1.00 to 1.35 to 1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. Additionally, we have executed a non-binding term sheet with potential lenders to provide long-term, fixed-rate, secured mortgage financing, utilizing some or all of our unencumbered MOB properties as collateral. The proceeds from this loan are expected to exceed the balance of the Credit Facility and will be used to repay all amounts outstanding thereunder, which was $200.0 million as of March 31, 2023. In connection with the lenders’ agreement to lock the interest rate on a portion of the loan, we provided a $7.8 million deposit in the three months ended March 31, 2023 to the potential lenders as part of our negotiations, which was recorded within prepaid expenses and other assets on our consolidated balance sheet as of March 31, 2023. Subsequent to March 31, 2023, we provided an additional $1.1 million to the potential lenders. If the proposed secured mortgage financing is consummated pursuant to its proposed terms, we will be refunded our deposit at closing, otherwise it will be applied against any breakage costs incurred by the potential lenders. We expect to close the loan in the three months ended June 30, 2023, however, there can be no assurance that this potential secured mortgage financing will close on its contemplated terms, or at all.
Fannie Mae Master Credit Facilities
As of March 31, 2023, $350.6 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capitol One Facility and the KeyBank Facility, respectively) with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for the remainder of 2023 and 2024 are $4.3 million and $5.8 million, respectively.
Capital Expenditures
During the three months ended March 31, 2023, our capital expenditures were $3.6 million, of which $1.2 million related to our MOB segment and $2.4 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2023.
Acquisitions — Three Months Ended March 31, 2023
During the three months ended March 31, 2023, we acquired five single-tenant MOBs for an aggregate contract purchase price of $25.2 million. These acquisitions were funded with $20.0 million of borrowings from our Revolving Credit Facility and the remainder with cash on hand.
Acquisitions — Subsequent to March 31, 2023
We have not acquired any properties subsequent to March 31, 2023.
Dispositions — Three Months Ended March 31, 2023
During the three months ended March 31, 2023, we did not sell any properties.
Dispositions — Subsequent to March 31, 2023
Subsequent to March 31, 2023, we disposed of two SHOP properties for an aggregate contract sales price of $5.7 million. Pursuant to the terms of the Credit Facility, the net proceeds from the disposals were used to repay amounts outstanding under the Revolving Credit Facility. The properties were formally pledged to the asset pool comprising the borrowing base under the Credit Facility.
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
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”). For additional information on Net Operating Income, another non-GAAP financial measure we use to evaluate our performance, see Results of Operations — Net Operating Income above. While NOI is a property-level measure, MFFO is based on our total performance as a company and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined herein, includes straight-line rent which is excluded from MFFO.
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

	Three Months Ended March 31,
(In thousands)	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(17,509)	$(26,801)
Depreciation and amortization (1)	19,608	20,051
Impairment charges	—	10,644
(Gains) losses on sale of real estate investment	(115)	303
Adjustments for non-controlling interests (3)	(93)	(145)
FFO (as defined by NAREIT) attributable to stockholders	1,891	4,052
Acquisition and transaction related	63	579
Accretion of market lease and other intangibles, net	(211)	(122)
Straight-line rent adjustments	(217)	(389)
Amortization of mortgage premiums and discounts, net	23	107
(Gain) loss on non-designated derivatives	182	(994)
Cash received from non-designated derivative instruments	926	—
Deferred tax asset valuation allowance (2)	708	555
Adjustments for non-controlling interests (3)	(5)	4
MFFO attributable to stockholders	$3,360	$3,792
_______
(1)Net of non-real estate depreciation and amortization.
(2)This is a non-cash item and is added back as it is not considered a part of operating performance.
(3)Represents the portion of the adjustments allocable to non-controlling interests.

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
Dividends on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to Series B Preferred Stock holders, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Since mid-2020, we have not paid cash dividends on our shares of common stock but have issues stock dividends to the holders. The stock dividends have been declared quarterly using a rate of $0.85 per share per year. The number of shares issued with each dividends is based on the estimated per share asset value in effect on the applicable date.
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP
Units or holders of Class B Units in the quarter ended March 31, 2023.

	Year-To-Date
	March 31, 2023
(In thousands)	Amounts	Percentage of Distributions
Distributions:
Dividends to holders of Series A Preferred Stock	$1,832	52.4%
Dividends to holders of Series B Preferred Stock	1,616	46.3%
Distributions paid to holders of Series A Preferred Units	46	1.3%
Total cash distributions	$3,494	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$3,494	100.0%
Available cash on hand	—	—%
Total source of distribution coverage	$3,494	100.0%

Cash flows provided by operations (in accordance with GAAP)	$4,989
Net loss (in accordance with GAAP)	$(14,068)
______
(1)Assumes the use of available cash flows from operations before any other sources.
For the three months ended March 31, 2023, cash flows used in operations were $5.0 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
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
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Credit Facility require interest only amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities required interest only payments through November 2021 and principal and interest payments thereafter. Our loan agreements require us to comply with specific financial and reporting covenants. Pursuant to the terms of the Fourth Amendment entered into on August 11, 2022, as described above, the prior Fixed Charge Coverage Ratio, based on the four most recently ended fiscal quarters, of 1.50 to 1.00 was reduced to (a) 1.20 to 1.00 for the period commencing with the quarter ended June 30, 2022 through the quarter ending June 30, 2023, (b) 1.35 to 1.00 for the period commencing with the quarter ending September 30, 2023 through the quarter ending December 31, 2023 and (c) 1.45 to 1.00 for the period commencing with the quarter ending March 31, 2024 and continuing thereafter; provided, however, that from and after the Commencement Quarter, we must satisfy a minimum Fixed Charge Coverage Ratio of 1.50 to 1.00. Prospectively, based upon our current expectations, we believe our operating results through June 30, 2023 will allow us to comply with these covenants. However, we believe our operating results may not be sufficient to comply with the increased Fixed Charge Coverage Ratio, which increases from 1.20 to 1.00 to 1.35 to 1.00 commencing with the quarter ending September 30, 2023 and thereafter. Absent a waiver or modification from the lender group, failure to comply with the Fixed Charge Coverage Ratio would constitute an Event of Default and the balance of the Credit Facility would be due and payable. We have obtained such waivers and modifications from the lender group in the past, but there can be no assurance that such a waiver or modification will be granted in future periods. See Note 5 — Credit Facilities, Net for additional information on the Fourth Amendment.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 5.0%. To help mitigate the adverse impact of inflation, approximately 90% of our leases with our tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over time by an average of 2.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 85.9% are fixed-rate, 4.1% are based on the Consumer Price Index and 10% do not contain any escalation provisions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 17, 2023.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
    There have been no material changes to the risk factors disclosed in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, and we direct your attention to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: May 12, 2023