Form 10-Q
period 2023-06-30
Healthcare Trust, Inc.
filed 2023-08-11
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2023, the registrant had 109,928,083 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Unaudited)
Real estate investments, at cost:
Land	$207,307	$206,454
Buildings, fixtures and improvements	2,105,607	2,089,133
Acquired intangible assets	292,150	292,034
Total real estate investments, at cost	2,605,064	2,587,621
Less: accumulated depreciation and amortization	(643,677)	(609,324)
Total real estate investments, net	1,961,387	1,978,297
Cash and cash equivalents	71,705	53,654
Restricted cash	33,800	22,884
Derivative assets, at fair value	36,776	40,647
Straight-line rent receivable, net	25,864	25,276
Operating lease right-of-use assets	7,764	7,814
Prepaid expenses and other assets (including $2,262 of prepayments to related parties as of June 30, 2023)	33,125	34,554
Deferred costs, net	14,856	17,223
Total assets	$2,185,277	$2,180,349

LIABILITIES AND EQUITY
Mortgage notes payable, net	$808,513	$578,700
Credit facilities, net	349,162	530,297
Market lease intangible liabilities, net	8,639	9,407
Accounts payable and accrued expenses (including $47 due to related parties as of December 31, 2022)	42,348	45,247
Operating lease liabilities	8,063	8,087
Deferred rent	5,478	5,925
Distributions payable	3,496	3,496
Total liabilities	1,225,699	1,181,159
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of June 30, 2023 and December 31, 2022	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of June 30, 2023 and December 31, 2022	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 108,284,434 shares and 105,080,531 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,082	1,051
Additional paid-in capital	2,462,523	2,417,059
Accumulated other comprehensive income	34,945	36,910
Distributions in excess of accumulated earnings	(1,545,708)	(1,462,457)
Total stockholders’ equity	952,918	992,639
Non-controlling interests	6,660	6,551
Total equity	959,578	999,190
Total liabilities and equity	$2,185,277	$2,180,349

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from tenants	$86,104	$83,826	$173,459	$167,476

Operating expenses:
Property operating and maintenance	53,569	52,592	107,452	105,682
Impairment charges	—	6,193	—	16,837
Operating fees to related parties	6,369	6,352	12,756	12,670
Acquisition and transaction related	148	375	211	954
General and administrative	4,331	3,999	9,352	8,898
Depreciation and amortization	20,568	20,251	40,744	40,671
Total expenses	84,985	89,762	170,515	185,712
Operating income (loss) before loss on sale of real estate investments	1,119	(5,936)	2,944	(18,236)
Loss on sale of real estate investments	(306)	—	(191)	(303)
Operating income (loss)	813	(5,936)	2,753	(18,539)
Other income (expense):
Interest expense	(18,703)	(12,050)	(34,488)	(23,814)
Interest and other income	313	2	318	14
Gain on non-designated derivatives	286	392	104	1,386
Total other expenses	(18,104)	(11,656)	(34,066)	(22,414)
Loss before income taxes	(17,291)	(17,592)	(31,313)	(40,953)
Income tax expense	(41)	(43)	(87)	(82)
Net loss	(17,332)	(17,635)	(31,400)	(41,035)
Net loss attributable to non-controlling interests	22	29	31	78
Allocation for preferred stock	(3,449)	(3,449)	(6,899)	(6,899)
Net loss attributable to common stockholders	(20,759)	(21,055)	(38,268)	(47,856)
Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	5,466	10,170	(1,965)	36,436
Comprehensive loss attributable to common stockholders	$(15,293)	$(10,885)	$(40,233)	$(11,420)

Weighted-average shares outstanding — Basic and Diluted (1)	109,727,785	109,653,175	109,727,785	109,653,175
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.19)	$(0.19)	$(0.35)	$(0.44)
_____
(1)Retroactively adjusted for the effects of the stock dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	3,977,144	40	3,630,000	$36	105,080,531	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190
Share-based compensation, net	—	—	—	—	—	—	460	—	—	460	—	460
Distributions declared in common stock, $0.42 per share	—	—	—	—	3,203,903	31	44,952	—	(44,983)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(3,666)	(3,666)	—	(3,666)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(3,233)	(3,233)	—	(3,233)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	—	—	—	(31,369)	(31,369)	(31)	(31,400)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(1,965)	—	(1,965)	—	(1,965)
Contributions from minority interests	—	—	—	—	—	—	—	—	—	—	284	284
Rebalancing of ownership percentage	—	—	—	—	—	—	52	—	—	52	(52)	—
Balance, June 30, 2023	3,977,144	$40	3,630,000	$36	108,284,434	$1,082	$2,462,523	$34,945	$(1,545,708)	$952,918	$6,660	$959,578

	Three Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2023	3,977,144	$40	3,630,000	$36	106,668,245	$1,066	$2,439,662	$29,479	$(1,502,299)	$967,984	$6,441	$974,425
Issuance of Preferred Stock, net	—	—	—	—	—	—	2	—	—	2	—	2
Share-based compensation, net	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,616,189	16	22,632	—	(22,648)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,617)	(1,617)	—	(1,617)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(17,310)	(17,310)	(22)	(17,332)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	5,466	—	5,466	—	5,466
Contributions from minority interests	—	—	—	—	—	—	—	—	—	—	284	284
Rebalancing of ownership percentage	—	—	—	—	—	—	(3)	—	—	(3)	3	—
Balance, June 30, 2023	3,977,144	$40	3,630,000	$36	108,284,434	$1,082	$2,462,523	$34,945	$(1,545,708)	$952,918	$6,660	$959,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Six Months Ended June 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	3,977,144	$40	3,630,000	$36	99,281,754	$993	$2,329,839	$(14,341)	$(1,282,871)	$1,033,696	$6,704	$1,040,400
Issuance of Preferred Stock, net	—	—	—	—	—	—	(11)	—	—	(11)	—	(11)
Share-based compensation, net	—	—	—	—	—	—	664	—	—	664	—	664
Distributions declared in common stock, $0.42 per share	—	—	—	—	2,882,917	29	42,540	—	(42,569)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(3,666)	(3,666)	—	(3,666)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(3,233)	(3,233)	—	(3,233)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	—	—	—	(40,957)	(40,957)	(78)	(41,035)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	36,436	—	36,436	—	36,436
Rebalancing of ownership percentage	—	—	—	—	—	—	(143)	—	—	(143)	143	—
Balance, June 30, 2022	3,977,144	$40	3,630,000	$36	102,164,671	$1,022	$2,372,889	$22,095	$(1,373,296)	$1,022,786	$6,677	$1,029,463

			Three Months Ended June 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2022	3,977,144	$40	3,630,000	$36	100,737,224	$1,007	$2,350,902	$11,925	$(1,330,730)	$1,033,180	$6,914	$1,040,094
Issuance of Preferred Stock, net	—	—	—	—	—	—	43	—	—	43	—	43
Share-based compensation, net	—	—	—	—	—	—	332	—	—	332	—	332
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,427,447	15	21,450	—	(21,465)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,789)	(1,789)	—	(1,789)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,706)	(1,706)	—	(1,706)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(17,606)	(17,606)	(29)	(17,635)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	10,170	—	10,170	—	10,170
Rebalancing of ownership percentage	—	—	—	—	—	—	162	—	—	162	(162)	—
Balance, June 30, 2022	3,977,144	$40	3,630,000	$36	102,164,671	$1,022	$2,372,889	$22,095	$(1,373,296)	$1,022,786	$6,677	$1,029,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,400)	$(41,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,744	40,671
Amortization of deferred financing costs	5,210	2,333
(Accretion) amortization of terminated swap	(1,125)	423
Amortization of mortgage premiums and discounts, net	46	5
Accretion of market lease and other intangibles, net	(471)	(245)
Bad debt expense	695	865
Equity-based compensation	460	664
Loss on sale of real estate investments, net	191	303
Cash received from non-designated derivative instruments	2,301	—
Gain on non-designated derivative instruments	(104)	(1,386)
Impairment charges	—	16,837
Changes in assets and liabilities:
Straight-line rent receivable	(605)	(1,053)
Prepaid expenses and other assets	909	1,892
Accounts payable, accrued expenses and other liabilities	(5,728)	(4,736)
Deferred rent	(446)	(1,801)
Net cash provided by operating activities	10,677	13,737
Cash flows from investing activities:
Property acquisitions	(25,443)	(17,799)
Capital expenditures	(9,140)	(9,075)
Investments in non-designated interest rate caps	(4,580)	—
Proceeds from sales of real estate investments	4,803	11,759
Net cash used in investing activities	(34,360)	(15,115)
Cash flows from financing activities:
Payments on credit facilities	(197,717)	—
Proceeds from credit facilities	20,000	—
Proceeds from mortgage notes payable	240,000	—
Payments on mortgage notes payable	(565)	(7,199)
Proceeds from termination of (payments for) derivative instruments	5,413	(39)
Payments of deferred financing costs	(7,774)	(277)
Preferred stock issuance costs	—	(6)
Contributions from non-controlling interests	284	—
Dividends paid on Series A Preferred stock	(3,666)	(3,666)
Dividends paid on Series B Preferred stock	(3,233)	(3,233)
Distributions to non-controlling interest holders	(92)	(92)
Net cash provided by (used in) financing activities	52,650	(14,512)
Net change in cash, cash equivalents and restricted cash	28,967	(15,890)
Cash, cash equivalents and restricted cash, beginning of period	76,538	85,382
Cash, cash equivalents and restricted cash, end of period	$105,505	$69,492

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents, end of period	$71,705	$42,664
Restricted cash, end of period	33,800	26,828
Cash, cash equivalents and restricted cash, end of period	$105,505	$69,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,093	$20,987
Cash paid for income and franchise taxes	415	565

Non-cash investing and financing activities:
Common stock issued through stock dividends	$44,983	$42,569
Proceeds from real estate sales used to repay mortgage notes payable	$2,663	$—
Mortgage notes payable repaid with proceeds from real estate sales	$(2,663)	$—
Proceeds from real estate sales used to repay amounts outstanding under the Prior Credit Facility	$5,167	$—
Amounts outstanding under the Prior Credit Facility repaid with proceeds from real estate sales	$(5,167)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
As of June 30, 2023, the Company owned 202 properties located in 33 states and comprised of 9.0 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of June 30, 2023, the Company owned 46 seniors housing properties using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of June 30, 2023, the Company had four eligible independent contractors operating 46 SHOPs. All of the Company’s properties across both business segments are located throughout the United States.
The Company has declared quarterly dividends entirely in shares of its common stock since October 2020. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. Since October 2020, the Company has issued an aggregate of approximately 15.7 million shares as stock dividends. No other additional shares of common stock have been issued since October 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the stock dividends since October 2020 and through July 2023, and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. Please see Note 8 — Stockholder’s Equity for additional information on the stock dividends.
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
June 30, 2023
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
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
Impacts of the COVID-19 Pandemic and its Aftermath
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic and its aftermath has had, and could continue to have, an adverse impact on economic and market conditions, including a global economic slowdown and recession that may continue for some time. The Company’s tenants and SHOP properties operate businesses that require in-person interactions with their patients and residents, and concern regarding the transmission of COVID-19 impacted, and may continue to impact, the willingness of persons to, among other things, live in or use facilities at the Company’s properties, and impact the revenues generated by the Company’s tenants which may further impact the ability of the Company’s tenants to pay their rent obligations to the Company when due.
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
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect the Company in a number of ways that vary by operating segment:
COVID-19 Impact — MOB Segment

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
COVID-19 Impact — SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until June 2021 and then stabilized until June 2022. Since then, occupancy has trended downward. The Company has also experienced lower inquiry volumes and reduced in-person tours since the onset of the COVID-19 pandemic compared to prior periods. In addition, beginning in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See “CARES Act Grants” below for additional information on the CARES Act.
During the year ended December 31, 2022, the Company relied more on the use of temporary contract labor and agencies than it had historically. The Company has since reduced its reliance on this labor source in the six months ended June 30, 2023. However, the wage expenses (including overtime and bonus wages) incurred by the Company from employees of its third party operators has increased, in response to a shortage of workers largely due to, among other things, inflation raising the cost of labor generally and a lack of qualified personnel that the Company’s third party operators are able to employ on a permanent basis.
The persistence of high inflation, labor shortages and supply chain disruptions may cause prolonged adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its operations in future periods.
The adverse financial impacts of the COVID-19 pandemic on the Company was partially offset by funds received by the Company under the CARES Act. The Company received $4.5 million, $5.1 million and $3.6 million under the CARES Act during the years ended December 31, 2022, 2021, and 2020, respectively. The Company did not receive any such funds during the three and six months ended June 30, 2023 and it received $0.2 million in funding from the CARES Act during the three and six months ended June 30, 2022. For accounting purposes, the Company treated these funds as grant contributions from the government. The full amounts received were recognized as reductions of property operating and maintenance expenses in the Company’s consolidated statements of operations and comprehensive loss for the periods in which the funds were received, to partially offset the incurred COVID-19 expenses. The Company does not anticipate that any further funds under the CARES

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Act will be received, and there can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of June 30, 2023, these leases had a weighted average remaining lease term of 4.8 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
As of June 30, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$54,165
2024	105,063
2025	94,324
2026	86,414
2027	68,157
Thereafter	232,411
Total	$640,534
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
June 30, 2023
(Unaudited)
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
The Company recorded reductions in revenue of $0.4 million and $0.7 million for uncollectable amounts during the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.9 million during the three and six months ended June 30, 2022, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended June 30, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of June 30, 2023 or December 31, 2022.
The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, the Company capitalizes interest, insurance and real estate taxes until the development has reached substantial completion.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2023 were asset acquisitions. The Company acquired five properties during the six months ended June 30, 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the six months ended June 30, 2023 or 2022.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of June 30, 2023 and December 31, 2022, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheets as of June 30, 2023 and

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
December 31, 2022, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023 and 2022.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
As of June 30, 2023, the Company owned 46 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2020, the Company modified 25 intercompany leases with the TRS which abated intercompany rent due to the ongoing COVID-19 pandemic. These abatements were extended through June 30, 2023 and may continue to be extended for future periods.
Because of the TRS's recent operating history of losses and the impact of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $7.9 million as of June 30, 2023. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2022, the Company had a deferred tax asset of $6.9 million with a full valuation allowance.
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designed to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funding from the CARES Act during the three and six months ended June 30, 2023 and the Company received $0.2 million in funding from the CARES Act during the three and six months ended June 30, 2022. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. Any funding that the Company would receive is recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company adopted the new guidance on January 1, 2022 and determined it did not have a material impact on its

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
consolidated financial statements.
Not yet Fully Adopted as of June 30, 2023:
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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 202 properties as of June 30, 2023. During the six months ended June 30, 2023 and 2022, the Company acquired five and three properties, respectively. All acquisitions in the six months ended June 30, 2023 and 2022 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022
Real estate investments, at cost:
Land	$2,085	$4,199
Buildings, fixtures and improvements	19,440	10,662
Total tangible assets	21,525	14,861
Acquired intangibles:
In-place leases and other intangible assets	3,912	2,670
Market lease and other intangible assets	33	268
Market lease liabilities	(27)	—
Total intangible assets and liabilities	3,918	2,938
Cash paid for real estate investments, including acquisitions	$25,443	$17,799
Number of properties purchased	5	3

Significant Tenants
As of June 30, 2023 and 2022, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2023 and 2022:

	June 30,
State	2023	2022
Florida	19.7%	18.5%
Pennsylvania	10.7%	*
_________
* The annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Amortization of in-place leases and other intangible assets (1)	$3,500	$3,821	$6,960	$7,687
Accretion of above -and below-market leases, net (2)	$(300)	$(166)	$(551)	$(330)
Amortization of above -and below-market ground leases, net (3)	$40	$40	$80	$80
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental income.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place lease assets	$6,612	$11,722	$10,134	$8,889	$5,379
Other intangible assets	10	10	10	10	10
Total to be added to amortization expense	$6,622	$11,732	$10,144	$8,899	$5,389

Above-market lease assets	$(231)	$(419)	$(366)	$(331)	$(243)
Below-market lease liabilities	674	1,267	1,096	941	623
Total to be added to revenue from tenants	$443	$848	$730	$610	$380
Dispositions
Three and Six Months Ended June 30, 2023
During the second quarter of 2023, the Company disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of the four disposed SHOPs were impaired by $6.2 million in the second quarter of 2022 (see below). As a result, the Company recorded an aggregate loss on sale of $0.2 million, which is presented in the Company’s consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023.
Three and Six Months Ended June 30, 2022
On July 1, 2020, the Company transitioned four triple-net leased properties in Texas (collectively, the “LaSalle Properties”) from the former triple-net leased healthcare facilities segment to the SHOP segment, and the LaSalle Properties were leased to the Company’s TRS and operated and managed on the Company’s behalf by a third-party operator. During the third quarter of 2021, the Company began to actively market the LaSalle Properties for sale, and a non-binding letter of intent was signed in the fourth quarter of 2021 for an aggregate contract sales price of $12.4 million. The Company had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021. The Company completed the sale of the LaSalle Properties in the first quarter of 2022 and recorded a loss on sale of $0.3 million in the first quarter of 2022, which is presented in the Company’s consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
There were no assets held for sale as of June 30, 2023 and December 31, 2022.
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
Impairment Charges
There were no impairment charges recorded in the three and six months ended June 30, 2023. The following table presents impairment charges by segment recorded during the six months ended June 30, 2022:

Six Months Ended June 30,
(In thousands)	2022
MOB Segment:
Illinois skilled nursing facilities (1)	$10,644
Total MOB impairment charges	10,644

SHOP Segment:
Various held for use SHOPs (2)	6,193
Total SHOP impairment charges	6,193

Total impairment charges	$16,837
(1)These seven properties were impaired after the Company received an offer by the tenant to purchase all seven properties, which caused the Company to reassess its expected holding period for these properties. As of June 30, 2023, these properties were not disposed nor were under contract for disposal.
(2)Consists of two properties that were impaired as a result of the Company reassessing the holding period for the properties. These properties were sold in the second quarter of 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of June 30, 2023 and December 31, 2022:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	Interest Rate		Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	$6,732	$6,817	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,442	15,639	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,582	9,704	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan (2)	41	378,500	378,500	3.71%	3.73%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	20	116,037	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	12,909	13,071	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Barclay’s MOB Loan	62	240,000	—	6.45%	—%	Fixed		June 2033
Gross mortgage notes payable	136	821,952	585,181	4.58%	3.83%
Deferred financing costs, net of accumulated amortization (3)		(12,121)	(5,117)
Mortgage premiums and discounts, net		(1,318)	(1,364)
Mortgage notes payable, net		$808,513	$578,700
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2023 and December 31, 2022. For the SOFR/LIBOR based loans, the Company used the applicable SOFR/LIBOR rate index in effect at the balance sheet date. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2)Variable rate loan, based on daily SOFR as of June 30, 2023 and December 31, 2022, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of June 30, 2023 and December 31, 2022.
(3)Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close or result in a definitive agreement.

As of June 30, 2023, the Company had pledged $1.3 billion in total real estate investments, at cost, as collateral for its $0.8 billion of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. As of June 30, 2023, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payment and LIBOR Transition for a schedule of principal payment requirements of the Company’s Mortgage Notes and Credit Facilities and discussion of the expected cessation of LIBOR publication.
Barclay’s MOB Loan
On May 24, 2023, the Company, through certain subsidiaries of the OP), entered into a non-recourse loan agreement (the “Barclay’s MOB Loan Agreement”), with (i) Barclays Capital Real Estate Inc., (ii) Société Générale Financial Corporation and (iii) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $240.0 million (the “Barclay’s MOB Loan”). In connection with the Barclay’s MOB Loan Agreement, the OP entered into a Guaranty Agreement (the “Guaranty”) and an Environmental Indemnity Agreement (the “Environmental Indemnity”) for the benefit of the Lenders.
The Barclays MOB Loan is secured by, among other things, first priority mortgages on the Company’s interests in 62 MOBs with an aggregate carrying value of $414.8 million. Under the Barclay’s MOB Loan has a 10-year term and is interest-only at a fixed rate of 6.453% per year. The Barclays MOB Loan Agreement the Company is required to make interest-only

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
payments on a monthly basis with the principal balance due on the maturity date of June 6, 2033. The Barclays MOB Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times.
Subject to certain conditions, the Company may prepay the Barclays MOB Loan in whole or in part at any time after one year from closing with a pre-payment premium equal to the Yield Maintenance Program (as defined in the Barclays MOB Loan Agreement) by providing the lenders thereunder with prior written notice of prepayment no less than thirty days before prepayment, subject to a pre-payment premium equal to the Yield Maintenance Premium (as defined in the Barclay’s MOB Loan Agreement). Following the earlier of May 24, 2026 and the date that is two years after the securitization of the Barclay’s MOB Loan, the Company may prepay the Barclays MOB Loan through defeasance, Notwithstanding the foregoing, the Barclays MOB Loan may be prepaid at par during the final six months of the term. The Company paid $7.8 million in deferred financing costs related to the Barclay’s MOB Loan, which is amortized into interest expense over the term of the loan.
At the closing of the Barclay’s MOB Loan, the Company applied $194.8 million of the Barclay’s MOB Loan proceeds to repay and terminate the Company’s then-existing credit facility (the “Prior Credit Facility”). The Company also terminated its interest rate swap contracts that formerly hedged interest rate changes under the Prior Credit Facility (see Note 7 — Derivatives and Hedging Activities for additional information). The remaining proceeds of approximately $39.0 million (after the payment of Barclay’s MOB Loan closing costs and reimbursement of deposits) are available for general corporate purposes, subject to the terms of the Barclay’s MOB Loan Agreement. Additionally, by terminating the Prior Credit Facility, the Company is no longer subject to certain restrictive covenants previously imposed by the Prior Credit Facility (see Note 5 — Credit Facilities for additional information).
Under the Guaranty, the OP has (i) guaranteed the full repayment of the Barclay’s MOB Loan in the case of certain major defaults by the Company or the OP, including bankruptcy, and (ii) indemnified the Lenders against losses, costs or liabilities related to certain other “bad boy” acts of the Company or the OP, including fraud, willful misconduct, bad faith, and gross negligence. Pursuant to the Environmental Indemnity, the OP and the Company have indemnified the Lenders against losses, costs or liabilities related to certain environmental matters.
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of June 30, 2023 and December 31, 2022:

			Outstanding Facility Amount as of		Effective Interest Rate (8)
Credit Facilities	Encumbered Properties (1)		June 30, 2023	December 31, 2022	June 30, 2023		December 31, 2022		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility:
Revolving Credit Facility			$—	$30,000	—%		7.26%		Variable		Mar. 2024	(7)

Term Loan			—	150,000	—%		5.11%		Fixed	(5)	Mar. 2024
Deferred financing costs			—	(1,750)
Term Loan, net			—	148,250
Total Prior Credit Facility	—		$—	$178,250

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$208,713	$210,483	7.61%		5.90%		Variable	(6)	Nov. 2026
KeyBank Facility	10	(3)	140,449	141,564	7.65%		6.60%		Variable	(6)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$349,162	$352,047

Total Credit Facilities	21		$349,162	$530,297	7.63%	(4)	5.94%	(4)
________
(1)Encumbered properties are as of June 30, 2023.
(2)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties as of June 30, 2023 with a carrying value of $0.3 million.
(3)Secured by first-priority mortgages on ten of the Company’s seniors housing properties as of June 30, 2023 with a carrying value of $0.3 million.
(4)Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2023 and December 31, 2022, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
(5)Variable rate loan, based on SOFR, all of which was economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its SOFR “pay-fixed” interest rate swaps against all 30-day SOFR debt, see Note 7 — Derivatives and Hedging Activities for additional details).
(6)The effective rates above only include the impact of designated hedging instruments. The Company has seven non-designated interest rate cap agreements with an aggregate notional amount of $353.8 million which limited 30-day LIBOR (until June 30, 2023, and SOFR thereafter) to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these interest rate caps on these non-designated derivatives, the economic interest rate on the Capital One Fannie Mae Facility and KeyBank Fannie Mae Facility was 5.26%, and 5.96%, respectively, as of June 30, 2023 and December 31, 2022.
(7)During the year ended December 31 2022, the Company exercised its option to extend the maturity one year to March 2024 subject to certain conditions.
(8)Effective interest rate below for variable rate debt gives effect to any outstanding “pay-fixed” swaps entered into by the Company allocated to the loan for presentation purposes. If no “pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of June 30, 2023 and December 31, 2022. The Company allocated $150.0 million of its SOFR-based interest rate swaps to the Term Loan $50.0 million of its LIBOR-based interest rate swaps to the Capital One Facility as of December 31, 2022. These interest rate swaps were all terminated in the six months ended June 30, 2023. Upon termination, the fair value of terminated swaps are recorded within AOCI, and are amortized into interest expense over the original term of the then-existing swap. These amortized amounts from terminated swaps are not included in the calculation of effective interest. See Note 7 — Derivatives and Hedging Activities for additional details.

As of June 30, 2023, the carrying value of the Company’s real estate investments, at cost was $2.6 billion, with $1.3 billion of this asset value pledged as collateral for mortgage notes payable and $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities. All of the real estate assets pledged to secure debt or to secure the Fannie Mae Master Credit Facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of June 30, 2023 were $0.6 billion, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the Fannie Mae Master Credit Facilities, or other future financings.
Prior Credit Facility
The Prior Credit Facility, consisted of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan were interest-only and would have matured on March 13, 2024. The Prior Credit Facility was fully repaid in May 2023 with net proceeds provided by the Barclay’s MOB Loan (see Note 4 — Mortgage Notes Payable, Net for details) and the Prior Credit Facility was terminated.
Amounts outstanding under the Prior Credit Facility bore interest at the Company’s option of either (i) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 2.10% to 2.85% or (ii) the Base Rate (as defined in the Prior Credit Facility), plus an applicable margin that ranges, depending on the Company’s leverage, from 0.85% to 1.60%. For the period from January 1, 2023 through the termination of the Prior Credit Facility in May 2023, the Company had elected to use the SOFR option for all of its borrowings under the Prior Credit Facility. At termination, the Company wrote off the remaining deferred financing costs associated with the Prior Credit Facility of $2.6 million which is included in interest expense in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.
The Prior Credit Facility contained various restrictions which no longer apply, that limited the Company’s ability to incur additional debt, maintain certain cash balances or pay dividends, among other things.
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
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration. During the three months ended June 30, 2023, the Company paid premiums of $4.6 million to renew three caps which matured in the three months ended June 30, 2023. The Company also deposited $2.8 million with the lender was held in escrow, reflected within restricted cash on the Company’s balance sheet as of June 30, 2023. Subsequent to June 30, 2023, the escrowed amount was returned to the Company.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023 the Company had nine non-designated interest rate cap agreements (six active and the three replacement caps, which are forward-starting) with an aggregate current effective notional amount of $353.8 million which caps LIBOR at 3.50% with various maturities through April 2024. The existing caps were transitioned to SOFR-based contracts effective July 1, 2023. The Company does not apply hedge accounting to these non-designated interest cap agreements and changes in value are reflected in earnings (see Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives).
As of June 30, 2023, $349.2 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the Fannie Mae Master Credit Facilities bore annual interest at a rate that varied on a monthly basis and was equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). Effective July 1, 2023, the Fannie Mae Master Credit Facilities automatically transitioned to SOFR-based borrowings with monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.
As of December 31, 2022, the Company had $150.0 million of SOFR-based interest swap agreements, which were allocated to the Term Loan, and $50.0 million of LIBOR-based interest swap agreements which were allocated to the Capital One Facility. These swaps were all terminated in the six months ended June 30, 2023. The Term Loan was fully repaid in the three months ended June 30, 2023, but the Capital One Facility remained outstanding.
Subsequent to June 30, 2023, the Company made a $5.1 million cash deposit to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amount per the debt agreements. This amount will be recorded as restricted cash and is pledged as additional collateral for the Fannie Mae Master Credit Facilities. This deposit will be refunded the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2023 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2023 (remainder)	$574	$2,884	$3,458
2024	1,178	5,769	6,947
2025	13,270	5,769	19,039
2026	379,393	334,740	714,133
2027	922	—	922
Thereafter	426,615	—	426,615
Total	$821,952	$349,162	$1,171,114
LIBOR Transition
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings were published through June 30, 2023.
As of June 30, 2023, the Company had $349.2 million of variable-rate, LIBOR-based borrowings under the Fannie Mae Master Credit Facilities, which automatically transitioned to variable-rate, SOFR-based borrowings on July 1, 2023. During the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
year ended December 31, 2022, the Company converted $150.0 million of its “pay-fixed” swaps on its Prior Credit Facility from LIBOR to SOFR, as well as its $378.5 million Capital One MOB Loan and the related “pay-fixed” swap from LIBOR to SOFR. During the six months ended June 30, 2023, the Company terminated its remaining $50.0 million of LIBOR-based “pay-fixed” swaps. The “pay-fixed” swaps were terminated in an asset position and the Company received $5.4 million in cash following the termination. This amount was included in accumulated other comprehensive income (“AOCI”), and will amortize into earnings as a reduction to interest expense through March 2024 (the original term of the swap and variable hedged debt). See Note 7 — Derivatives and Hedging Activities for additional details.
As of June 30, 2023, the Company had LIBOR-based interest rate caps with notional amounts of $353.8 million which are not designated as hedging instruments which also transitioned to SOFR-based contracts effective July 1, 2023.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2023
Derivative assets, at fair value (non-designated)	$—	$6,106	$—	$6,106
Derivative assets, at fair value (designated)	—	30,670	—	30,670
Total	$—	$36,776	$—	$36,776

December 31, 2022
Derivative assets, at fair value (non-designated)	$—	$3,737	$—	$3,737
Derivative assets, at fair value (designated)	—	36,910	—	36,910
Total	$—	$40,647	$—	$40,647
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2023.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2023 and December 31, 2022.
As of June 30, 2023, the Company owned 18 held for use properties (10 MOBs and eight SHOPs) for which the Company had reconsidered their expected holding periods, of which five properties (one MOB and four SHOPs) are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties, and has previously recorded impairment charges on 10 properties (eight MOBs and two SHOPs) to reduce the carrying values to their estimated fair values during the year ended December 31, 2022.
See Note 3 — Real Estate Investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of June 30, 2023 and December 31, 2022.
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
June 30, 2023
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		June 30, 2023		December 31, 2022
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$820,634	$834,616	$583,817	$550,626
Prior Credit Facility	3	$—	$—	$180,000	$179,496
Fannie Mae Master Credit Facilities	3	$349,162	$349,815	$352,047	$353,034

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022:

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$30,670	$36,910
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$6,106	$3,737
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2023 and December 31, 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2023		December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
SOFR-based interest rate “pay-fixed” swaps	1	$378,500	7	$528,500
LIBOR-based interest rate “pay-fixed” swaps	—	—	2	50,000
Total interest rate “pay-fixed” swaps	1	$378,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	$10,131	$8,397	$6,660	$32,009
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$4,665	$(1,773)	$8,626	$(4,427)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(18,703)	$(12,050)	$(34,488)	$(23,814)
As of June 30, 2023, the Company had one SOFR-based “pay-fixed” interest rate swap that is designated as a cash flow hedge. The Company uses its interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments by the Company over the life of the agreement without exchange of the underlying notional amount. During the six months ended June 30, 2023 and the year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The remaining interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
MOB Loan Swap Termination
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”), during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and was reclassified as an increase to interest expense over the original term of the two terminated swaps and the MOB Loan prior to its refinancing. For the six months ended June 30, 2022, the Company reclassified $0.4 million from AOCI as an increase to interest expense. No amounts remained in AOCI related to this swap termination designated to the MOB Loan as of December 31, 2022.
Prior Credit Facility Swap Terminations
During the six months ended June 30, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million and six SOFR-based interest rate swap agreements with an aggregate notional amount of $150.0 million. The swaps were terminated in asset positions, and the Company received $1.9 million in cash from the LIBOR-based swap terminations, and $3.5 million in cash from the SOFR-based swap terminations. These amounts were included in AOCI and will be amortized into earnings as a reduction to interest expense from the termination dates of the swaps through March 2024 (the original term of the swap and the Prior Credit Facility). For the three and six months ended June 30, 2023, the Company reclassified $0.9 million and $1.1 million, respectively, from AOCI as decreases to interest expense, and $4.3 million remained in AOCI as of June 30, 2023.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2023 through June 30, 2024, the Company estimates that $17.7 million will be reclassified from AOCI as a decrease to interest expense or other comprehensive income relating to the “pay-fixed” swaps designated as derivatives.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	9	$353,829	7	$354,624
(1)Notional amount represents the currently active interest rate cap contract and excludes three interest rate cap agreements (included in the instrument count) with aggregate notional amounts of $52.6 million which take effect upon the expiration of similar caps included above and effectively extend the term for the same notional amount.
(2)All of the Company’s interest rate cap agreements limited 30-day LIBOR through June 30, 2023 (and SOFR, thereafter) to 3.50% with terms through July 2025. The actual 30-day LIBOR rates during the six months ended June 30, 2023 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive income.
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting. As of June 30, 2023 and December 31, 2022, the Company had entered into nine and seven LIBOR-based interest rate caps, respectively, with notional amounts of $353.8 million and $354.6 million, respectively, (of which six caps were active as of June 30, 2023 and December 31, 2022) which limited 30-day LIBOR borrowings to 3.50% and have varying maturities through July 2025. The Company paid premiums of $4.6 million to renew three caps which matured in the three months ended June 30, 2023. All of the Company’s LIBOR-based interest rate caps were transitioned to SOFR-based contracts effective July 1, 2023.
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
The gain on non-designated derivatives were $0.3 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and were $0.4 million and $1.4 million for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2023, the Company received aggregate payments of $2.3 million related to its effective interest rate caps as LIBOR exceeded the effective rates of the capped debt. No such amounts were received during the six months ended June 30, 2022.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2023	$36,776	$—	$—	$36,776	$—	$—	$36,776
December 31, 2022	$40,647	$—	$—	$40,647	$—	$—	$40,647
Credit-risk-related Contingent Features

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2023, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of June 30, 2023 and December 31, 2022, the Company had 108,284,434 and 105,080,531 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020. Since October 2020, the Company has issued an aggregate of approximately 15.7 million shares in respect to the stock dividends. Except for shares issued as dividends, no additional shares of common stock were issued during the quarter ended March 31, 2023 or the year ended December 31, 2022. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends (including the April 2023 stock dividend) and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. See Note 1 — Organization for additional information.
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
The Board suspended the SRP in August 2020 and rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share, under the SRP and does not include any repurchases under tender offers, cumulatively through June 30, 2023.

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2022	4,896,620	$20.60
Six months ended June 30, 2023	—	—
Cumulative repurchases as of June 30, 2023	4,896,620	20.60

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
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
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022.
The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022.
The Company also had 100,000 Series A Preferred Units outstanding as of June 30, 2023 and December 31, 2022, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Distributions and Dividends
Common Stock
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $0.85 per annum per share of common stock.
On August 13, 2020, the Board changed the Company’s common stock distribution policy to preserve the Company’s liquidity and maintain additional financial flexibility. Under the policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s Estimated Per Share NAV of common stock in effect on the applicable date:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Stock Dividend Declaration Date	Stock Dividend Issue Date	Quarterly Stock Dividend Rate (per share)
October 1, 2020	October 15, 2020	0.013492
January 4, 2021	January 15, 2021	0.013492
April 2, 2021	April 15, 2021	0.014655
July 1, 2021	July 15, 2021	0.014655
October 1, 2021	October 15, 2021	0.014655
January 3, 2022	January 15, 2022	0.014655
April 1, 2022	April 18, 2022	0.014167
July 1, 2022	July 15, 2022	0.014167
October 3, 2022	October 17, 2022	0.014167
January 3, 2023	January 18, 2023	0.014167
April 3, 2023	April 17, 2023	0.015179
July 3, 2023	July 17, 2023	0.015179
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2023 and December 31, 2022, the Special Limited Partner owned 10,392 and 10,094 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2023 and December 31, 2022, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third-party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through June 30, 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of June 30, 2023, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the Performance Condition is considered probable to occur. stock dividends do not cause the OP to issue additional Class B Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No incentive fee was incurred for the three and six months ended June 30, 2023 or 2022.
In June 2023, the Board approved a one-time, non-recurring prepayment to the Advisor of the July 2023 asset management fees totaling $1.8 million (including both the fixed and variable portions), which was paid on June 29, 2023. The amount of this prepayment is presented within prepaid expenses and other assets on the Company’s consolidated balance sheet as of June 30, 2023.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three and six months ended June 30, 2023, the Company incurred $2.4 million and $4.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and six months ended June 30, 2022, the Company incurred $2.1 million and $4.3 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table details amounts incurred, forgiven and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepayments) as of
	2023	2022	2023	2022
(In thousands)	Incurred	Incurred	Incurred	Incurred	June 30, 2023	December 31, 2022
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$18	$21	$18	$—	$5
Ongoing fees and reimbursements:
Asset management fees	5,458	5,458	10,916	10,916	(1,819)	—
Property management and fees (2)	911	929	1,840	1,957	(410)	3
Professional fees and other reimbursements (1)	2,373	2,124	4,759	4,350	(33)	39
Total related party operation fees and reimbursements	$8,742	$8,529	$17,536	$17,241	$(2,262)	$47
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $1.7 million and $3.2 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2022, respectively, subject to the Capped Reimbursement.
(2)Includes $0.1 million and $0.2 million of leasing commissions which are capitalized and included in prepaid expenses and other assets.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the six months ended June 30, 2023 or 2022. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the six months ended June 30, 2023 or 2022. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
June 30, 2023
(Unaudited)
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
The following table reflects the amount of restricted shares outstanding as of June 30, 2023 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2022	97,343	$18.89
Stock dividend	2,878	14.48
Vested	—	—
Unvested, June 30, 2023	100,221	$18.76

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023, the Company had $1.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 1.1 years. Compensation expense related to restricted shares was $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the six months ended June 30, 2023 or 2022.
Note 12 — Accumulated Other Comprehensive Income
    The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain (loss) on Designated Derivative
Balance, December 31, 2022	$36,910
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	6,661
Amount of gain reclassified from accumulated other comprehensive income	(8,626)
Rebalancing of ownership percentage	—
Balance, June 30, 2023	$34,945
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, a previously designated hedge was terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	June 30, 2023	December 31, 2022
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,398	3,584
Total Non-controlling Interests in the OP	5,976	6,162
Non-controlling Interests in property owning subsidiaries	684	389
Total Non-controlling interests	$6,660	$6,551
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both the three months ended June 30, 2023 and 2022, Series A Preferred Unit holders were paid $0.1 million.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of June 30, 2023 and December 31, 2022, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the six months ended June 30, 2023 and 2022, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of June 30, 2023 would be redeemable for 481,919 shares of common stock, giving effect to adjustments for the impact of the stock dividends through July 2023.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	June 30, 2023	June 30, 2023	June 30, 2023	As of December 31, 2022	2023	2022
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$684	4.4%	$12,528	$12,455	—	—
_______
(1)One property within the Plaza Del Rio Medical Office Campus Portfolio was pledged to secure the Multi-Property CMBS Loan. See Note 4 - Mortgage Notes Payable, net for additional information. In the three months ended June 30, 2023, the unaffiliated third party contributed $0.3 million to increase its ownership from 2.6% to 4.4%.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (in thousands)	$(20,759)	$(21,055)	$(38,268)	$(47,856)
Basic and diluted weighted-average shares outstanding (1)	109,727,785	109,653,175	109,727,785	109,653,175
Basic and diluted net loss per share (1)	$(0.19)	$(0.19)	$(0.35)	$(0.44)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested restricted shares (1)	100,626	176,362	100,626	176,362
Common OP Units (2)	481,919	481,919	481,919	481,919
Class B Units (3)	426,429	426,429	426,429	426,429
Total weighted average antidilutive common stock equivalents	1,008,974	1,084,710	1,008,974	1,084,710
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 100,221 and 164,055 unvested restricted shares outstanding as of June 30, 2023 and 2022, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of June 30, 2023 and 2022. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of June 30, 2023 and 2022. These Class B Units were unvested as of June 30, 2023 and 2022 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
The disclosures below for the three months ended June 30, 2023 and 2022 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
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
Net Operating Income

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The following tables reconcile the segment activity to consolidated net loss for the periods presented:

	Three Months Ended June 30,			Three Months Ended June 30,
	2023			2022
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$33,920	$52,184	$86,104	$32,493	$51,333	$83,826
Property operating and maintenance	9,438	44,131	53,569	8,352	44,240	52,592
NOI	$24,482	$8,053	32,535	$24,141	$7,093	31,234
Impairment charges			—			(6,193)
Operating fees to related parties			(6,369)			(6,352)
Acquisition and transaction related			(148)			(375)
General and administrative			(4,331)			(3,999)
Depreciation and amortization			(20,568)			(20,251)
Interest expense			(18,703)			(12,050)
Interest and other income			313			2
Loss on sale of real estate investments			(306)			—
Gain on non-designated derivatives			286			392
Income tax expense			(41)			(43)
Net loss attributable to non-controlling interests			22			29
Allocation for preferred stock			(3,449)			(3,449)
Net loss attributable to common stockholders			$(20,759)			$(21,055)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	Six Months Ended June 30,			Six Months Ended June 30,
	2023			2022
(In thousands)	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Seniors Housing — Operating Properties	Consolidated
Revenue from tenants	$67,530	$105,929	$173,459	$64,841	$102,635	$167,476
Property operating and maintenance	18,393	89,059	107,452	17,041	88,641	105,682
NOI	$49,137	$16,870	66,007	$47,800	$13,994	61,794
Impairment charges			—			(16,837)
Operating fees to related parties			(12,756)			(12,670)
Acquisition and transaction related			(211)			(954)
General and administrative			(9,352)			(8,898)
Depreciation and amortization			(40,744)			(40,671)
Interest expense			(34,488)			(23,814)
Interest and other income			318			14
Loss on sale of real estate investments			(191)			(303)
Gain on non-designated derivatives			104			1,386
Income tax expense			(87)			(82)
Net loss attributable to non-controlling interests			31			78
Allocation for preferred stock			(6,899)			(6,899)
Net loss attributable to common stockholders			$(38,268)			$(47,856)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2023	December 31, 2022
ASSETS
Investments in real estate, net:
Medical office buildings	$1,126,415	$1,121,857
Seniors housing — operating properties	834,972	856,440
Total investments in real estate, net	1,961,387	1,978,297
Cash and cash equivalents	71,705	53,654
Restricted cash	33,800	22,884
Derivative assets, at fair value	36,776	40,647
Straight-line rent receivable, net	25,864	25,276
Operating lease right-of-use assets	7,764	7,814
Prepaid expenses and other assets	33,125	34,554
Deferred costs, net	14,856	17,223
Total assets	$2,185,277	$2,180,349
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Medical office buildings	$1,742	$2,484	$2,964	$3,672
Seniors housing — operating properties	3,764	3,280	6,176	5,403
Total capital expenditures	$5,506	$5,764	$9,140	$9,075

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 16 — Commitments and Contingencies
As of June 30, 2023, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 19.4 years to 84.2 years, excluding an adjacent parking lot lease with a term of 1.3 years. The Company did not enter into any additional ground leases during the six months ended June 30, 2023.
As of June 30, 2023, the Company’s balance sheet included ROU assets and liabilities of $7.8 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 34.2 years and a weighted-average discount rate of 7.37% as of June 30, 2023. For the three and six months ended June 30, 2023 and 2022, the Company paid cash of $0.2 million and $0.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million and $0.4 million, respectively, on a straight-line basis in accordance with the current accounting guidance. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The following table reflects the base cash rental payments due from the Company for the next five years as of June 30, 2023:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2023 (remainder)	$323	$44
2024	632	90
2025	588	93
2026	599	95
2027	617	97
Thereafter	21,942	7,215
Total minimum lease payments	24,701	7,634
Less: amounts representing interest	(16,638)	(2,799)
Total present value of minimum lease payments	$8,063	$4,835
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of June 30, 2023. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Dividend Declaration

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
On July 3, 2023, the Company announced the declaration of a stock dividend of 0.015179 shares of the Company’s common stock, on each share of the Company’s outstanding common stock. The stock dividend was issued on July 17, 2023 to holders of record of the Company’s common stock at the close of business on July 13, 2023.
Other Subsequent Events
In July 2023, the Company provided a $5.1 million cash deposit to Fannie Mae. This deposit was provided because the debt service coverage ratio of the underlying properties of each facility were below the minimum required amount per the debt agreements. This deposit will be refunded the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 as well as Part II — Other Information, Item IA — Risk Factors below.
Overview
We are an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. As of June 30, 2023, we owned 202 properties located in 33 states and comprised of 9.0 million rentable square feet.
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
We operate in two reportable business segments for management and financial reporting purposes: medical office and other health-care related buildings (“MOBs”) and senior housing operating properties (“SHOPs”). In our MOB operating segment, we own, manage, and lease single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. As of June 30, 2023, we had four eligible independent contractors operating 46 SHOPs (excluding two land parcels). All of our properties across both business segments are located throughout the United States.
We have declared and paid quarterly dividends entirely in shares of our common stock since October 2020.
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

Management Update on the Impacts of the COVID-19 Pandemic and its Aftermath
The COVID-19 global pandemic created several risks and uncertainties that have impacted our business, including our financial condition, future results of operations and our liquidity.
Seniors Housing Properties
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio trended lower from 85.1% as of December 31, 2019 to a low of 72.0% as of March 31, 2021, and stabilized until December 31, 2022. As of June 30, 2023, occupancy in this segment reached 73.3%, representing a decline from December 31, 2022 of 1.5%. The below table presents SHOP occupancy since the onset of our downward occupancy trends, which was exacerbated by the COVID-19 pandemic in March 2020:

As of	Number of Properties(1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
December 31, 2022	50	4,374	75.1%
March 31, 2023	50	4,374	73.3%
June 30, 2023	46	4,164	73.3%
________
(1)Exclusive of two land parcels.
Contract Labor and Wage Expenses
Beginning with the second quarter of 2021, our occupancy and operating costs in our SHOP portfolio have been relatively stable. During the year ended December 31, 2022, our third party operators needed to increase their use of temporary contract labor and agencies, and the amount paid for overtime wages and bonuses, in response to a shortage of workers, the cost of labor generally and lack of qualified personnel that our third party operators are able to employ on a permanent basis. During the six months ended June 30, 2023, these costs declined. In particular, costs incurred from contract labor and agencies for care providers decreased in our SHOP segment by $2.1 million and $3.5 million, from $2.8 million and $4.9 million in the three and six months ended June 30, 2022, respectively, to $0.7 million and $1.4 million as compared to the three and six months ended June 30, 2023, respectively. However, these costs were offset by increased wage costs for direct employees of our third party operators of $1.9 million and $4.2 million in the three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022. Likewise, occupancy levels have not recovered to their pre-pandemic rates (as noted in the table above), thus our results of operations in our SHOP segment have been significantly adversely affected by the increase in labor costs even though resident fees have increased.
Rent Concessions
We have also granted rent concessions since the onset of the COVID-19 pandemic which serve to reduce revenue in our SHOP segment. We offered $0.8 million and $1.4 million rent concessions during the three and six months ended June 30, 2023, respectively, and $0.7 million and $2.0 million during the three and six months ended June 30, 2022.
The CARES Act
The adverse financial impacts of the COVID-19 pandemic were partially offset by funds we received under the CARES Act in prior years, however, no such funds have been received or are expected in 2023. On March 27, 2020, the CARES Act was signed into law and it provided funding to Medicare providers in order to alleviate financial hardship during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designed to reimburse providers for healthcare-related expenses and lost revenues attributable to COVID-19. We did not receive any funding from the CARES Act during the three and six months ended June 30, 2023. We received $0.2 million of funds through the CARES Act for the three and six months ended June 30, 2022. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. We recognized funding under this program as a reduction of property operating and maintenance expenses in our consolidated statements of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Properties
The following table presents certain additional information about the properties we owned as of June 30, 2023:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
Medical Office and Other Healthcare Related Buildings	154		5,132,166	91.5%		4.8	$1,448,862
Seniors Housing — Operating Properties	48	(4)	3,857,652	73.3%	(5)	N/A	1,126,844
Total Portfolio	202		8,989,818				$2,575,706
________
(1)Inclusive of leases signed but not yet commenced as of June 30, 2023.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of June 30, 2023.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of June 30, 2023) net of gross market lease intangible liabilities ($29.4 million total as of June 30, 2023). Impairment charges are already reflected within gross asset value.
(4)Includes two parcels of land
(5)Weighted by unit count as of June 30, 2023. As of June 30, 2023, we had 4,164 rentable units in our SHOP segment. Excludes land parcels.
N/A    Not applicable.

Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2023, we owned 202 properties. There were 193 properties owned for the entire year ended December 31, 2022 and the six months ended June 30, 2023 (our “Same Store Properties), including two vacant land parcels. Since January 1, 2022, we acquired nine properties (our “Acquired Properties”) and disposed of nine properties (our “Disposed Properties”).

The following table presents a roll-forward of our properties owned from January 1, 2022 to June 30, 2023:

	MOB	SHOP	Total
Number of properties, January 1, 2022	146	56	202
Acquisition activity during the year ended December 31, 2022	4	—	4
Disposition activity during the year ended December 31, 2022	—	(4)	(4)
Number of properties, December 31, 2022	150	52	202
Acquisition activity during the six months ended June 30, 2023	5	—	5
Disposition activity during the six months ended June 30, 2023	(1)	(4)	(5)
Number of properties, June 30, 2023	154	48	202

Number of Same Store Properties	145	48	193
Number of Acquired Properties	9	—	9
Number of Disposed Properties	1	8	9

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
Net loss attributable to common stockholders was $20.8 million and $21.1 million for the three months ended June 30, 2023, and 2022, respectively. The following table shows our results of operations for the three months ended June 30, 2023 and 2022 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$
Revenue from tenants	$86,104	$83,826	$2,278

Operating expenses:
Property operating and maintenance	53,569	52,592	977
Impairment charges	—	6,193	(6,193)
Operating fees to related parties	6,369	6,352	17
Acquisition and transaction related	148	375	(227)
General and administrative	4,331	3,999	332
Depreciation and amortization	20,568	20,251	317
Total expenses	84,985	89,762	(4,777)
Operating income (loss) before loss on sale of real estate investments	1,119	(5,936)	7,055
Loss on sale of real estate investments	(306)	—	(306)
Operating income (loss)	813	(5,936)	6,749
Other income (expense):
Interest expense	(18,703)	(12,050)	(6,653)
Interest and other income	313	2	311
Gain on non-designated derivatives	286	392	(106)
Total other expenses	(18,104)	(11,656)	(6,448)
Loss before income taxes	(17,291)	(17,592)	301
Income tax expense	(41)	(43)	2
Net loss	(17,332)	(17,635)	303
Net loss attributable to non-controlling interests	22	29	(7)
Allocation for preferred stock	(3,449)	(3,449)	—
Net loss attributable to common stockholders	$(20,759)	$(21,055)	$296
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
NOI excludes certain components from net loss to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate-level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property-level.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store Properties, Acquired Properties and Disposed Properties NOI for the three months ended June 30, 2023:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,438	$323	$427	$—	$(298)	$(341)	$(32,308)	$(20,759)
Operating fees to related parties	—	—	—	—	—	—	6,369	6,369
Acquisition and transaction related	—	—	—	—	—	—	148	148
General and administrative	26	—	—	—	—	—	4,305	4,331
Depreciation and amortization	12,082	7,863	495	—	32	96	—	20,568
Interest expense	21	332	—	—	—	—	18,350	18,703
Interest and other income	(1)	(266)	—	—	—	—	(46)	(313)
Gain on sale of real estate investments	—	(12)	—	—	260	58	—	306
Loss on non-designated derivative instruments	—	—	—	—	—	—	(286)	(286)
Income tax (benefit) expense	—	—	—	—	—	—	41	41
Allocation for preferred stock	—	—	—	—	—	—	3,449	3,449
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(22)	(22)
NOI	$23,566	$8,240	$922	$—	$(6)	$(187)	$—	$32,535
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of Same Store Properties, Acquired Properties and Disposed Properties NOI for the three months ended June 30, 2022:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,623	$(204)	$48	$—	$(77)	$(6,946)	$(25,499)	$(21,055)
Impairment charges	—	—	—	—	—	6,193	—	6,193
Operating fees to related parties	—	—	—	—	—	—	6,352	6,352
Acquisition and transaction related	76	—	—	—	—	—	299	375
General and administrative	22	3	—	—	—	—	3,974	3,999
Depreciation and amortization	12,381	7,597	30	—	31	212	—	20,251
Interest expense	8	238	—	—	—	—	11,804	12,050
Interest and other income	(1)	—	—	—	—	—	(1)	(2)
Gain on non-designated derivative instruments	—	—	—	—	—	—	(392)	(392)
Income tax (benefit) expense	—	—	—	—	—	—	43	43
Allocation for preferred stock	—	—	—	—	—	—	3,449	3,449
Net income attributable to non-controlling interests	—	—	—	—	—	—	(29)	(29)
NOI	$24,109	$7,634	$78	$—	$(46)	$(541)	$—	$31,234

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$32,856	$32,404	$452	$1,010	$82	$928	$54	$7	$47	$33,920	$32,493	$1,427
Less: Property operating and maintenance	9,290	8,295	995	88	4	84	60	53	7	9,438	8,352	1,086
NOI	$23,566	$24,109	$(543)	$922	$78	$844	$(6)	$(46)	$40	$24,482	$24,141	$341
_______________
(1)Our MOB segment included 145 Same Store Properties.
(2)Our MOB segment included nine Acquired Properties.
(3)Our MOB segment included one Disposed Property.
(4)Our MOB segment included 154 total properties.
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
Revenue from Tenants
During the three months ended June 30, 2023, revenue from tenants increased by $1.4 million in our MOB segment as compared to the three months ended June 30, 2022, which was primarily driven by an increase in revenue from tenants of $0.9 million due to our Acquired Properties and an increase in revenue from tenants of $0.5 million due to our Same Store Properties.
The increase in our Same Store properties revenue from tenants was primarily driven by an increase of operating expense reimbursement revenue from increased property, operating and maintenance expenses, as well as from marginally higher occupancy in the three months ended June 30, 2023 as compared to June 30, 2022.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the quarter ended June 30, 2023, property operating and maintenance costs in our MOB segment increased by $1.1 million as compared to the same period last year, primarily as a result of increased costs from our Same Store Properties of $1.0 million and increased costs from our Acquired Properties of $0.1 million.
The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs, which are largely reimbursed by tenants.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$51,312	$49,250	$2,062	$—	$—	$—	$872	$2,083	$(1,211)	$52,184	$51,333	$851
Less: Property operating and maintenance	43,072	41,616	1,456	—	—	—	1,059	2,624	(1,565)	44,131	44,240	(109)
NOI	$8,240	$7,634	$606	$—	$—	$—	$(187)	$(541)	$354	$8,053	$7,093	$960
________
(1)Our SHOP segment included 48 Same Store Properties (including two land parcels).
(2)Our SHOP segment did not include any Acquired Properties.
(3)Our SHOP segment included eight Disposed Properties.
(4)Our SHOP segment included 48 total properties (including two land parcels).
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
Revenue from Tenants
During the three months ended June 30, 2023, revenue from tenants increased by $0.9 million in our SHOP segment as compared to the three months ended June 30, 2022, which was due to an increase in revenue from tenants of $2.1 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $1.2 million from our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, partially offset by marginally lower occupancy in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Additionally, we offered more rent concessions during the three months ended June 30, 2023, which amounted to $0.8 million as compared to $0.7 million of rent concessions offered during the three months ended June 30, 2022.
Property Operating and Maintenance
During the three months ended June 30, 2023, property operating and maintenance expenses decreased $0.1 million in our SHOP segment as compared to the three months ended June 30, 2022, primarily due to a decrease of $1.6 million from our Disposed Properties, partially offset by an increase in property operating and maintenance expenses of $1.5 million in our Same Store Properties.
Our Same Store properties operating and maintenance expenses increased in the quarter ended June 30, 2023 compared to the same period last year, primarily from increased amounts our third party operators pay for overtime wages and bonuses of $1.9 million, as well as overall inflation on utilities and supplies which increased our property maintenance and operating costs by $1.4 million. The three months ended June 30, 2022 also includes $0.2 million of funds received through the CARES Act, which serve to reduce property operating expenses in the period received. There were no such receipts from the CARES Act in the three months ended June 30, 2023. These increased costs were partially offset by a decrease in contract labor and agencies at our Same Store Properties of $2.0 million.
Other Results of Operations
Impairment Charges
We did not record any impairment charges during the quarter ended June 30, 2023.
During the three months ended June 30, 2022, we incurred $6.2 million of impairment charges to reduce the carrying value of two SHOPs to their estimated fair value after reconsidering our intended holding. The projected cash flows for these two properties, on an undiscounted basis over the intended holding periods did not recover their respective carrying values, and therefore concluded that these two properties were impaired. These properties were sold in the second quarter of 2023.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Operating fees to related parties were consistent at $6.4 million for the three months ended June 30, 2023 and 2022, respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.5 million for both the three months ended June 30, 2023 and 2022. Variable asset management fees will increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the three months ended June 30, 2023 or 2022.
Property management fees were consistent at $0.9 million for the three months ended June 30, 2023 and 2022. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased by $0.2 million, to $0.1 million for the three months ended June 30, 2023, compared to $0.4 million for the three months ended June 30, 2022. The decrease was due to $0.1 million of decreased dead deal costs, as well as from and $0.1 million of termination fees paid to former SHOP operators which were incurred in the three months ended June 30, 2022.
General and Administrative Expenses
General and administrative expenses increased by $0.3 million to $4.3 million for the three months ended June 30, 2023 compared to $4.0 million for the three months ended June 30, 2022, which includes $2.4 million and $2.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively, incurred in expense reimbursements.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $0.3 million to $20.6 million for the three months ended June 30, 2023 from $20.3 million for the three months ended June 30, 2022.
Gains on Sale of Real Estate Investments
During the second quarter of 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of these SHOPs were impaired by $6.2 million in the second quarter of 2022 (see above). As a result, we recorded an aggregate loss on sale of $0.3 million in the three months ended June 30, 2023.
We did not dispose of any properties in the three months ended June 30, 2022.
Interest Expense
Interest expense increased by $6.7 million to $18.7 million for the three months ended June 30, 2023 from $12.1 million for the three months ended June 30, 2022. The increase in interest expense mainly resulted from the acceleration of deferred financing costs of $2.6 million from the termination of our Prior Credit Facility, as well as from higher average rates and higher average balances of our indebtedness during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. These increases were partially offset by the amortization of our terminated swaps, which reduced interest expense in the three months ended June 30, 2023 by $0.9 million but increased interest expense by $0.2 million in the three months ended June 30, 2022.
As of June 30, 2023, our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 5.49% per year. As of June 30, 2022, we had total borrowings of $1.1 billion, at a weighted average interest rate of 3.76% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.3 million and $2,000 for the three months ended June 30, 2023 and 2022, respectively.
Gains (Losses) on Non-Designated Derivatives
The loss in the three months ended June 30, 2023 and June 30, 2022 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of $41,000 and $43,000 for the three months ended June 30, 2023 and 2022, respectively.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets as of June 30, 2023. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $22,000 for the three months ended June 30, 2023 and net loss attributable to non-controlling interests was approximately $29,000 for the three months ended June 30, 2022. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties, Common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.
Allocation for Preferred Stock Dividends
Allocation for preferred stock was $3.4 million for the three months ended June 30, 2023 and 2022. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Comparison of the Six Months Ended June 30, 2023 and 2022
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to common stockholders was $38.3 million and $47.9 million for the six months ended June 30, 2023 and 2022, respectively. The following table shows our results of operations for the six months ended June 30, 2023 and 2022 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$
Revenue from tenants	$173,459	$167,476	$5,983

Operating expenses:
Property operating and maintenance	107,452	105,682	1,770
Impairment charges	—	16,837	(16,837)
Operating fees to related parties	12,756	12,670	86
Acquisition and transaction related	211	954	(743)
General and administrative	9,352	8,898	454
Depreciation and amortization	40,744	40,671	73
Total expenses	170,515	185,712	(15,197)
Operating income (loss) before loss on sale of real estate investments	2,944	(18,236)	21,180
Loss on sale of real estate investments	(191)	(303)	112
Operating loss	2,753	(18,539)	21,292
Other income (expense):
Interest expense	(34,488)	(23,814)	(10,674)
Interest and other income	318	14	304
Gain on non-designated derivatives	104	1,386	(1,282)
Total other expenses	(34,066)	(22,414)	(11,652)
Loss before income taxes	(31,313)	(40,953)	9,640
Income tax expense	(87)	(82)	(5)
Net loss	(31,400)	(41,035)	9,635
Net loss attributable to non-controlling interests	31	78	(47)
Allocation for preferred stock	(6,899)	(6,899)	—
Net loss attributable to common stockholders	$(38,268)	$(47,856)	$9,588

Net Operating Income
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the six months ended June 30, 2023:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$23,351	$1,073	$825	$—	$(348)	$(370)	$(62,799)	$(38,268)
Operating fees to related parties	—	—	—	—	—	—	12,756	12,756
Acquisition and transaction related	—	—	—	—	—	—	211	211
General and administrative	76	26	—	—	—	—	9,250	9,352
Depreciation and amortization	24,056	15,598	814	—	63	213	—	40,744
Interest expense	42	666	—	—	—	—	33,780	34,488
Interest and other income	(2)	(267)	—	—	—	—	(49)	(318)
Loss on sale of real estate investments	—	(12)	—	—	260	(57)	—	191
Gain on non-designated derivative instruments	—	—	—	—	—	—	(104)	(104)
Income tax (benefit) expense	—	—	—	—	—	—	87	87
Allocation for preferred stock	—	—	—	—	—	—	6,899	6,899
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(31)	(31)
NOI	$47,523	$17,084	$1,639	$—	$(25)	$(214)	$—	$66,007

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of Same Store, Acquisitions and Dispositions NOI for the six months ended June 30, 2022:

(In thousands)	Same Store		Acquisitions		Dispositions		Non-Property Specific	Total
	MOBs	SHOPs	MOBs	SHOPs	MOBs	SHOPs
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$12,173	$(892)	$48	$—	$(170)	$(8,207)	$(50,808)	$(47,856)
Impairment charges	10,644	—	—	—	—	6,193	—	16,837
Operating fees to related parties	—	—	—	—	—	—	12,670	12,670
Acquisition and transaction related	211	—	—	—	—	—	743	954
General and administrative	43	2	—	—	—	—	8,853	8,898
Depreciation and amortization	24,697	15,118	30	—	61	765	—	40,671
Interest expense	74	712	—	—	—	—	23,028	23,814
Interest and other income	(2)	—	—	—	(9)	—	(3)	(14)
Loss on sale of real estate investments	—	—	—	—	—	303	—	303
Gain on non-designated derivative instruments	—	—	—	—	—	—	(1,386)	(1,386)
Income tax (benefit) expense	—	—	—	—	—	—	82	82
Allocation for preferred stock	—	—	—	—	—	—	6,899	6,899
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(78)	(78)
NOI	$47,840	$14,940	$78	$—	$(118)	$(946)	$—	$61,794

Segment Results — Medical Office Buildings
The following table presents the components of NOI and the period to period change within our MOB segment for the six months ended June 30, 2023 and 2022:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$65,695	$64,778	$917	$1,774	$82	$1,692	$61	$(19)	$80	$67,530	$64,841	$2,689
Less: Property operating and maintenance	18,172	16,938	1,234	135	4	131	86	99	(13)	18,393	17,041	1,352
NOI	$47,523	$47,840	$(317)	$1,639	$78	$1,561	$(25)	$(118)	$93	$49,137	$47,800	$1,337
_______________
(1)Our MOB segment included 145 Same Store properties.
(2)Our MOB segment included nine Acquisition properties.
(3)Our MOB segment included one Disposition property.
(4)Our MOB segment included 154 properties.
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
Revenue from Tenants
During the six months ended June 30, 2023, revenue from tenants increased by $2.7 million in our MOB segment as compared to the six months ended June 30, 2022, primarily as a result of increased revenue from tenants of $1.7 million due to our Acquired Properties and an increase in venue from tenants of $0.9 million from our Same Store Properties, and an increase in revenue from tenants of $0.1 million due to our Disposed Properties.
The increase in our Same Store Properties revenue from tenants was primarily driven by an increase of operating expense reimbursement revenue from increased property, operating and maintenance expenses, as well as from marginally higher occupancy in the six months ended June 30, 2023, as compared to June 30, 2022.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the six months ended June 30, 2023, property operating and maintenance costs in our MOB segment increased by $1.4 million as compared to the same period last year, primarily as a result of increased costs from our Same Store Properties of $1.2 million.
The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs, which are largely reimbursed by tenants.
Segment Results — Seniors Housing - Operating Properties
The following table presents the components of NOI and the period to period change within our SHOP segment for the six months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$103,163	$97,390	$5,773	$—	$—	$—	$2,766	$5,245	$(2,479)	$105,929	$102,635	$3,294
Less: Property operating and maintenance	86,079	82,450	3,629	—	—	—	2,980	6,191	(3,211)	89,059	88,641	418
NOI	$17,084	$14,940	$2,144	$—	$—	$—	$(214)	$(946)	$732	$16,870	$13,994	$2,876
_______________
(1)Our SHOP segment included 48 Same Store properties (including two land parcels.
(2)Our SHOP segment did not include any Acquired Properties.
(3) Our SHOP segment included eight Disposed Properties.
(4)Our SHOP segment included 48 total properties (including two land parcels).

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
Revenue from Tenants
During the six months ended June 30, 2023, revenue from tenants increased by $3.3 million in our SHOP segment as compared to the six months ended June 30, 2022, which was primarily driven by an increase in revenue from tenants of $5.8 million due to our Same Store Properties, partially offset by a decrease in revenue from tenants of $2.5 million due to our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by less rent concessions during the six months ended June 30, 2023, which amounted to $1.4 million as compared to $4.9 million of rent concessions offered during the six months ended June 30, 2022. The increase was also attributable to higher leasing rates during the six months ended June 30, 2023, as compared to the same period last year, partially offset by marginally lower occupancy in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Property Operating and Maintenance
During the six months ended June 30, 2023, property operating and maintenance expenses increased $0.4 million in our SHOP segment as compared to the six months ended June 30, 2022, primarily due to an increase in property operating and maintenance expenses of $3.6 million from our Same Store Properties, partially offset by a decrease of $3.2 million from our Disposed Properties.
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
Other Results of Operations
Impairment Charges
We did not record any impairment charges during the six months ended June 30, 2023.
We recorded $16.8 million of impairment charges for the six months ended June 30, 2022. The impairment charges recorded during the six months ended June 30, 2022 related to (i) two SHOP properties for which we reconsidered our holding period and recorded impairment charges of $6.2 million, which were disposed in the six months ended June 30, 2023 and (ii) seven SNF properties in our MOB segment located in Illinois for which we reduced the carrying values on these properties to their estimated fair values as determined by a tenant’s $50.5 million offer to purchase these properties and recorded impairment charges of $10.6 million.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the six months ended June 30, 2023 and 2022.
Operating Fees to Related Parties
Operating fees to related parties were $12.8 million and $12.7 million for the six months ended June 30, 2023 and 2022, respectively.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended June 30, 2023 and 2022 for additional information). Asset management fees were $10.9 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively. Variable asset management fees will further increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the six months ended June 30, 2023 or 2022.
Property management fees decreased $0.1 million to $1.8 million for the six months ended June 30, 2023 from $2.0 million for the six months ended June 30, 2022. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased by $0.7 million, to $0.2 million for the six months ended June 30, 2023 from $1.0 million for the six months ended June 30, 2022. This decrease was due to (i) $0.4 million of decreased dead deal costs, as well as from (ii) $0.1 million of prepayment penalties on our mortgage repayments and $0.2 million of termination fees paid to former SHOP operators which were incurred in the six months ended June 30, 2022.
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $9.4 million for the six months ended June 30, 2023 compared to $8.9 million for the six months ended June 30, 2022, which includes $4.8 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively, incurred in expense reimbursements.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $0.1 million to $40.7 million for the six months ended June 30, 2023 from $40.7 million for the six months ended June 30, 2022.
Gain (Loss) on Sale of Real Estate Investments
During the six months ended June 30, 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of the SHOPs were impaired by $6.2 million in the six months ended June 30, 2022 (see above). As a result, we recorded an aggregate loss of $0.2 million in the six months ended June 30, 2023.
We recorded a loss on sale of $0.3 million for the six months ended June 30, 2022 for the sale of the LaSalle properties. We had previously recorded $34.0 million of impairment charges on the LaSalle Properties in the year ended December 31, 2021.
Interest Expense
Interest expense increased $10.7 million to $34.5 million for the six months ended June 30, 2023 from $23.8 million for the six months ended June 30, 2022. The increase in interest expense mainly resulted from the acceleration of deferred financing costs of $2.6 million from the termination of our Prior Credit Facility, as well as from higher average rates and higher average balances of amounts outstanding under our indebtedness during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. These increases were partially offset by the amortization of our terminated swaps, which reduced interest expense in the six months ended June 30, 2023 by $1.1 million but increased interest expense by $0.4 million in the six months ended June 30, 2022.
As of June 30, 2023, our outstanding debt obligations were $1.2 billion, at a weighted average interest rate of 5.49% per year. As of June 30, 2022, we had total borrowings of $1.1 billion, at a weighted average interest rate of 3.76% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.3 million for the six months ended June 30, 2023 and approximately $14,000 for the six months ended June 30, 2022.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the six months ended June 30, 2023 and 2022 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates. The gain recorded in the six months ended June 30, 2023 was due to significant increases in interest rates during the period.
Income Tax Benefit (Expense)
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for the six months ended June 30, 2023 and 2022.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets through June 30, 2023. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).

Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $31,000 for the six months ended June 30, 2023 and net loss attributable to non-controlling interests was approximately $0.1 million for the six months ended June 30, 2022, which represents the portion of our net income that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), Common OP Units held by third parties, and other non-controlling interest holders in our subsidiaries that own certain properties.
Allocation for Preferred Stock
Allocation for preferred stock was $6.9 million for the six months ended June 30, 2023 and 2022. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses.
During the six months ended June 30, 2023, net cash provided by operating activities was $10.7 million. Cash inflows included non-cash items of $14.2 million (net loss of $31.4 million adjusted for non-cash items including: (i) depreciation and amortization of tangible and intangible assets, (ii) amortization of deferred financing costs, (iii) accretion of terminated swaps, (iv) net amortization of mortgage premiums and discounts, (v) accretion of market lease intangibles, (vi) bad debt expense, (vii) equity-based compensation, (viii) loss on sale of real estate investments, (ix) gain on non-designated derivatives and (x) impairment charges), cash received from non-designated derivative instruments of $2.3 million, and a decrease in prepaid expenses and other assets of $0.9 million. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $5.7 million, an increase in unbilled receivables recorded in accordance with straight-line basis accounting of $0.6 million and a decrease in deferred rent and other liabilities of $0.4 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was $34.4 million. The cash used in investing activities included $25.4 million for the acquisition of five properties, $9.1 million in capital expenditures and $4.6 million in non-designated interest rate cap investments. These outflows were partially offset by $4.8 million of proceeds from real estate dispositions.
Net cash used in investing activities during the six months ended June 30, 2022 was $15.1 million. The cash used in investing activities included $17.8 million for the acquisition of three properties and $9.1 million in capital expenditures, partially offset by $11.8 million from the sale of the four LaSalle Properties.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $52.7 million. Cash inflows consisted of (i) proceeds from mortgage notes payable of $240.0 million, (ii) proceeds from borrowings under our Revolving Credit Facility of $20.0 million, (iii) proceeds from terminated “pay-fixed” interest rate swaps of $5.4 million and (iv) contributions from non-controlling interests of $0.3 million. Cash outflows consisted of (i) payments our credit facilities of $197.7 million, (ii) payments for deferred financing costs of $7.8 million, (iii) dividends paid to holders of Series A Preferred Stock of $3.7 million, (iv) dividends paid to holders of Series B Preferred Stock of $3.2 million, (v) principal payments on our mortgages of $0.6 million and (vi) distributions to our non-controlling interests of $0.1 million.
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

Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and holders of our Series B Preferred Stock. We monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next 12 months. Our future liquidity requirements, and available liquidity, however, depend on many factors. Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates may adversely impact our results of operations and thus ultimately our liquidity. Supply chain disruptions and increases in interest rates may also impact our tenants’ ability to pay rent and hence our results of operations and liquidity.
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock and holders of Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations, potential borrowings secured by currently unencumbered real estate assets (see below), potential future advances under our Fannie Mae Master Credit Facilities and net cash provided by our dispositions.
The Barclay’s MOB Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times. As of June 30, 2023, we had $71.7 million of cash and cash equivalents.
At the closing of the Barclay’s MOB Loan (see below), we applied $194.8 million of the Barclay’s MOB Loan proceeds to repay and terminate our then-existing credit facility (the “Prior Credit Facility”). We also terminated the interest rate swap contracts that formerly hedged interest rate changes under the Prior Credit Facility (see Note 7 — Derivatives and Hedging Activities for additional information). The remaining proceeds of approximately $39.0 million (after the payment of Barclay’s MOB Loan closing costs and reimbursement of deposits) are available for general corporate purposes, subject to the terms of the Barclay’s MOB Loan Agreement. Additionally, by terminating the Prior Credit Facility, we are no longer subject to certain restrictive covenants previously imposed by the Prior Credit Facility (see Note 5 — Credit Facilities for additional information).
Financings
On May 24, 2023, we, through certain subsidiaries of our OP, entered into a non-recourse loan agreement (the “Barclay’s MOB Loan Agreement”), with (i) Barclays Capital Real Estate Inc., (ii) Société Générale Financial Corporation and (iii) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $240.0 million (the “Barclay’s MOB Loan”). In connection with the Barclay’s MOB Loan Agreement, we entered into a Guaranty Agreement (the “Guaranty”) and an Environmental Indemnity Agreement (the “Environmental Indemnity”) for the benefit of the Lenders.
The Barclay’s MOB Loan is secured by, among other things, first priority mortgages on the Company’s interests in 62 MOBs, which had a carrying value of $414.8 million as of June 30, 2023. The Barclay’s MOB Loan has a 10-year term and is interest-only at a fixed rate of 6.453% per year. The Barclays MOB Loan Agreement requires us to pay interest on a monthly basis with the principal balance due on the maturity date of June 6, 2033. The Barclay’s MOB Loan Agreement requires us to comply with certain covenants, including, among other things, a requirement to maintain at all times a combination of cash and cash equivalents totaling at least $12.5 million.
As of June 30, 2023, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 42.7%. Net debt totaled $1.1 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($71.7 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities ($29.4 million). Cumulative impairment charges are already reflected within gross asset value.
As of June 30, 2023, we had total gross borrowings of $1.2 billion, at a weighted-average interest rate of 5.49%. The weighted-average interest rates in both periods include the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps.
As of June 30, 2023, the carrying value of our real estate investments, at cost was $2.6 billion, with $1.3 billion of this asset value pledged as collateral for mortgage notes payable and $0.6 billion of this asset value pledged to secure advances under the Fannie Mae Master Credit Facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness is repaid or the collateral is released from the pledge associated with the secured debt.
Unencumbered real estate investments, at cost as of June 30, 2023 was $0.6 billion. There can be no assurance as to the amount of liquidity we would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the Fannie Mae Master Credit Facilities, or other future financings.
Mortgage Notes Payable

As of June 30, 2023, we had $822.0 million in mortgage notes payable outstanding. Future scheduled principal payments on our mortgage notes payable for the remainder of 2023 and 2024 are $0.6 million and $1.2 million, respectively.
On May 24, 2023, we, through certain subsidiaries of our OP, entered into the Barclay’s MOB Loan Agreement, with the Lenders, in the aggregate amount of $240.0 million. In connection with the Barclay’s MOB Loan Agreement, our OP entered into the “Guaranty and the “Environmental Indemnity for the benefit of the Lenders.
The Barclay’s MOB Loan is secured by, among other things, first priority mortgages on the Company’s interests in 62 MOBs, which had a carrying value of $0.4 billion as of June 30, 2023. The Barclay’s MOB Loan has a 10-year term and is interest-only at a fixed rate of 6.453% per year. Under the Barclays MOB Loan Agreement requires to pay interest on a monthly basis with the principal balance due on the maturity date of June 6, 2033. The Barclay’s MOB Loan Agreement requires our OP to comply with certain covenants, including, among other things, a requirement to maintain at all times a combination of cash and cash equivalents totaling at least $12.5 million at all times.
Prior Credit Facility
Our Prior Credit Facility consisted of two components, the Revolving Credit Facility and our Term Loan. The Revolving Credit Facility and Term Loan were interest-only and would have matured on March 13, 2024. The Prior Credit Facility was fully repaid in May 2023 with net proceeds provided by the Barclay’s MOB Loan (see Note 4 — Mortgage Notes Payable, Net for details).
The Prior Credit Facility contained various restrictions which are no longer in affect since its repayment. These restrictions included, but were not limited to, (i) a minimum cash and cash equivalents balance, (ii) maintaining a certain fixed charge coverage ratio, (iii) dividend restrictions (on both common stock and preferred stock), (iv) share repurchases and (v) use of net proceeds from real estate dispositions.
Fannie Mae Master Credit Facilities
As of June 30, 2023, $349.2 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capitol One Facility and the KeyBank Facility, respectively) with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for the remainder of 2023 and 2024 are $2.9 million and $5.8 million, respectively.
Subsequent to June 30, 2023, we provided a $5.1 million cash deposit to Key Bank and Capital One. This deposit was provided because the debt service coverage ratios of the underlying properties of each facility were below those of the minimum required amounts per the debt agreements. This deposit will be refunded if we achieve debt service coverage ratios above those of the minimum required amounts.
Capital Expenditures
During the six months ended June 30, 2023, our capital expenditures were $9.1 million, of which $3.0 million related to our MOB segment and $6.2 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout 2023.
Acquisitions — Three and Six Months Ended June 30, 2023
During the six months ended June 30, 2023, we acquired five single-tenant MOBs for an aggregate contract purchase price of $25.2 million. These acquisitions were funded with $20.0 million of borrowings from our Prior Credit Facility and the remainder with cash on hand.
Acquisitions — Subsequent to June 30, 2023
We have not acquired any properties subsequent to June 30, 2023. However, we have entered into one non-binding letter of intent to acquire two MOBs for a contract purchase price of $9.8 million. There can be no assurance that the acquisition of these properties will be completed on its contemplated terms, or at all.
Dispositions — Three and Six Months Ended June 30, 2023
During the three and six months ended June 30, 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Pursuant to the terms of the Prior Credit Facility, $5.2 million of net proceeds were used to repay amounts then outstanding, and $2.7 million of net proceeds were used to partially repay the Multi-Property CMBS Loan mortgage note.
Dispositions — Subsequent to June 30, 2023

We have not disposed of any properties subsequent to June 30, 2023. However, we have entered into one purchase and sale agreement to dispose of one SHOP for a contract sales price of $8.0 million. There can be no assurance that the sale of this property will be completed on its contemplated terms, or at all.
Share Repurchase Program
We did not repurchase any shares during the three and six months ended June 30, 2023 and June 30, 2022.
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
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sales of certain real estate assets, gains and losses from changes in control and impairment charges of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our proportionate share of FFO attributable to our stockholders. Our FFO calculation complies with NAREIT’s definition.
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
Because of these factors, the Institute of Portfolio Alternatives (“IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the

IPA in November 2010, except that we adjust for deferred tax asset allowances based on management’s determination. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline (with the added adjustment for deferred tax asset allowances based on management’s determination as noted above) and exclude acquisition fees and expenses, amortization of above- and below-market leases and other intangible lease assets and liabilities, amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt, mark-to-market adjustments included in net loss, gains or losses included in net loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses and capitalized interest.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(20,759)	$(21,055)	$(38,268)	$(47,856)
Depreciation and amortization (1)	19,915	19,896	39,523	39,947
Impairment charges	—	6,193	—	16,837
Loss on sale of real estate investment	306	—	191	303
Adjustments for non-controlling interests (3)	(108)	(117)	(201)	(262)
FFO (as defined by NAREIT) attributable to stockholders	(646)	4,917	1,245	8,969
Acquisition and transaction related	148	375	211	954
Accretion of market lease and other intangibles, net	(260)	(123)	(471)	(245)
Straight-line rent adjustments	(388)	(664)	(605)	(1,053)
Amortization (accretion) of mortgage premiums and discounts, net	23	(102)	46	5
Gain on non-designated derivatives	(286)	(392)	(104)	(1,386)
Cash received from non-designated derivative instruments	1,375	—	2,301	—
Deferred tax asset valuation allowance (2)	283	587	991	1,142
Adjustments for non-controlling interests (3)	19	1	14	5
MFFO attributable to stockholders	$268	$4,599	$3,628	$8,391
_______
(1)Excludes non-real estate depreciation and amortization.
(2)This is a non-cash item and is added back as it is not considered a part of operating performance.
(3)Represents the portion of the adjustments allocable to non-controlling interests.
Dividends and Other Distributions
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of per annum in the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Dividends on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to holders of Series B Preferred Stock, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
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
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the six months ended June 30, 2023.

	Three Months Ended				Year-To-Date
	March 31, 2023		June 30, 2023		June 30, 2023
(In thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Dividends to holders of Series A Preferred Stock	$1,832	52.4%	$1,834	52.5%	$3,666	52.5%
Dividends to holders of Series B Preferred Stock	1,616	46.3%	1,617	46.2%	3,233	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%	46	1.3%	92	1.3%
Total cash distributions	$3,494	100.0%	$3,497	100.0%	$6,991	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$3,494	100.0%	$3,497	100.0%	$6,991	100.0%
Available cash on hand	—	—%	—	—%	—	—%
Total source of distribution coverage	$3,494	100.0%	$3,497	100.0%	$6,991	100.0%

Cash flows provided by operations (in accordance with GAAP)	$4,989		$5,688		$10,677
Net loss (in accordance with GAAP)	$(14,068)		$(3,264)		$(17,332)
______
(1)Assumes the use of available cash flows from operations before any other sources.
For the six months ended June 30, 2023, cash flows provided by operations were $10.7 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
Our ability to pay dividends on our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units and other distributions depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including the duration and scope of the COVID-19 pandemic and its impact on our tenants and properties, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.

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

Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our MOB segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 17, 2023.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective August 9, 2023, our Board approved the Second Amended and Restated Bylaws. The revisions to the Second Amended and Restated Bylaws include changes to, among other things, Article II, Section 11 to address procedural issues related to the new universal proxy rules of Rule 14a-19 under the Exchange Act of 1934, including (i) requiring representations and notifications regarding compliance with the requirements of Rule 14a-19, (ii) prohibiting additional or substitute nominations following the expiration of the nomination period, (iii) designating the white proxy card for exclusive use by the Board of the Company, and (iv) updating other requirements for valid nominations and clarifying the treatment of defective nominations.
This description of the Second Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Second Amended and Restated Bylaws, a copy of which is filed herewith as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 *	Second Amended and Restated Bylaws of Healthcare Trust, Inc.
3.3 (2)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017.
3.4 (3)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019.
3.5 (4)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020.
3.6 (5)	Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021.
4.1 (5)	Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013.
4.2 (6)	Amendment No. 1, dated May 18, 2023, to the Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc., and Computershare Trust Company, N.A., as Rights Agent.
10.1 (7)	Loan Agreement, dated as of May 24, 2023, among the borrower entities party thereto, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.2 (7)	Guaranty Agreement, dated as of May 24, 2023, by Healthcare Trust Operating Partnership, L.P. in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.3 (7)	Environmental Indemnity Agreement, dated as of May 24, 2023, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(4)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020, and incorporated by reference herein.
(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021, and incorporated by reference herein.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-A filed with the SEC on May 19, 2023, and incorporated by reference herein.
(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023, and incorporated by reference herein.

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

Dated: August 11, 2023