Form 10-K
period 2023-12-31
Healthcare Trust, Inc.
filed 2024-03-15
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
Former name, former address, and former fiscal year, if changed since last report

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
As of March 13, 2024, the registrant had 113,185,753 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2023

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements include statements regarding the intent, belief or current expectations of Healthcare Trust, Inc. (“we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required to do so by law.
These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

PART I
Item 1. Business
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”), that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate, focused on medical office and other healthcare-related buildings (“MOBs”), and senior housing operating properties (“SHOPs”). As described in further detail herein, we operate in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
As of December 31, 2023, we owned 204 properties located in 33 states and comprised of 9.0 million rentable square feet. The following table summarizes our portfolio of properties as of December 31, 2023:

Asset Type	Number of Properties		Rentable Square Feet	Gross Asset Value (1)
				(In thousands)
Medical Office and Other Healthcare-Related Buildings	156		5,153,419	$1,468,401
Seniors Housing — Operating Properties (2)	46	(3)	3,857,652	1,129,573
Total Portfolio	202		9,011,071	$2,597,974
__________
(1)Gross asset value represents total real estate investments, at cost ($2.6 billion total at December 31, 2023), net of gross market lease intangible liabilities ($23.5 million total at December 31, 2023). Impairment charges are already reflected within gross asset value.
(2)As of December 31, 2023, we had 4,164 rentable units in our SHOP segment.
(3)Excludes two land parcels with a gross asset value of $3.7 million.
In constructing our portfolio, we are committed to diversifying our assets by geographic region. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2023:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet	Rentable Units in SHOP Segment
		(In thousands)
Northeast	26	$39,433	1,648,564	289
South	62	109,901	2,784,053	1,436
Midwest	81	121,204	3,037,467	1,845
West	35	50,185	1,540,987	594
Total Portfolio	204	$320,723	9,011,071	4,164
__________
(1)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2023, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs for the fourth quarter of 2023.
Investment Strategy
Our investment strategy is guided by three core principles: (i) maintaining a balanced, well-diversified portfolio of high-quality assets; (ii) pursuing accretive and opportunistic investment opportunities; and (iii) maintaining a strong and flexible capital structure.
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

Healthcare is the single largest industry in the United States based on contribution to Gross Domestic Product (“GDP”). According to the National Health Expenditures Projections, 2022 - 2031 report prepared by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow on average 5.4% per year for 2022 through 2031 which is expected to exceed average projected GDP growth during those periods of 4.6% and (ii) the healthcare industry projected share of GDP is projected to increase slightly from 18.3% of U.S. GDP in 2021 to 19.6% by 2031. The increase in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor’s Bureau of Labor Statistics (the “Bureau of Labor Statistics”), the healthcare industry was one of the largest industries in the United States, providing approximately 22 million seasonally adjusted jobs as of December 31, 2023. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare and social assistance sector) is projected to grow 9.7% from 2022 to 2032, adding approximately 2.1 million new jobs, representing job growth higher than any other sector and approximately 45% of all the projected job gains from 2022 to 2031. This growth is expected due to an aging population and the projected increase in the number of individuals who will have access to health insurance. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for MOBs and other facilities that serve the healthcare industry. The senior housing industry has been experiencing ongoing staffing shortages in recent years; however, the Bureau of Labor Statistics reported employment increases for nursing and assisted living facilities in 2023.
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
As of December 31, 2023, 2022 and 2021, none of our tenants (together with their affiliates) had annualized rental income on a straight-line basis representing 10% or greater of total annualized rental income on a straight-line basis for the portfolio.
The following table lists the states where we had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2023, 2022 and 2021:

	December 31,
State	2023	2022	2021
Florida	19.9%	19.2%	17.7%
Pennsylvania	10.6%	*	*
__________
*    State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
Medical Office and Other Healthcare-Related Buildings
As of December 31, 2023, we owned 156 MOBs and other health care related buildings under lease totaling 5.2 million square feet. These properties are leased to tenants that provide healthcare services that typically consist of:
•physicians’ offices and examination rooms,
•pharmacies,
•hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers,
•hospitals,
•post-acute care facilities,
•skilled nursing facilities (“SNFs”) and
•other facilities.

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
The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2023:

MOB Classification	Number of Properties	Rentable Square Feet
On Campus	19	1,109,706
Off Campus	137	4,043,713
Total	156	5,153,419

Affiliated	71	2,890,507
Non-affiliated	85	2,262,912
Total	156	5,153,419
Seniors Housing Properties
As of December 31, 2023, we owned 46 seniors housing properties under the RIDEA structure in our SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by an independent qualifying management company, which we also refer to as an operator who qualifies as an eligible independent contractor. Our seniors housing properties as of December 31, 2023 primarily consist of assisted living facilities (2,177 units), memory care facilities (1,074 units) and independent living facilities (882 units). These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.
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

Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an outpatient basis. During the years ended December 31, 2021 and 2020, we took efforts to divest from SNFs through our property dispositions, and we have also converted many SNF units to memory care units in our existing properties, which have significantly reduced our SNF operations. As of December 31, 2023 our seniors housing properties included 31 SNF units.
Adverse Economic Impacts Since the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic commenced. The pandemic and its aftermath have had, and could continue to have, adverse impacts on economic and market conditions. Our SHOP segment continues to be impacted by the post-pandemic operating environment. Our MOB segment was less impacted, and we believe our MOB segment has returned to its pre-pandemic operating conditions.
Further, recent increases in inflation brought about by labor shortages, supply chain disruptions, increases in property insurance and property tax rates and increases in interest rates have had, and may continue to have, adverse impacts on our results of operations. Moreover, these increases in the rate of inflation, the ongoing wars in Ukraine, Israel and related sanctions, supply chain disruptions and increases in interest rates may also impact the ability of our tenants and residents to pay rent and hence our results of operations and liquidity. For more information about the risks and uncertainties associated with inflation, the ongoing wars in Ukraine, Israel, and related sanctions and labor shortages, please see the sections “Inflation” and “Part II—Item 1A. Risk Factors” below.
Adverse Economic Impacts — SHOP Segment
In our SHOP segment, occupancy trended downward from March 2020 until June 2021 and has since stabilized. In addition, starting in March 2020, operating costs began to rise materially, including for services, labor, personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. We generally bear these cost increases at our SHOPs, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents.
During the year ended December 31, 2022, we relied more on the use of temporary contract labor and agencies than we had historically. We have since reduced our reliance on this labor source in the year ended December 31, 2023, however, wage expenses (including overtime, training and bonus wages) incurred from employees of our third party operators has increased due to, among other things, (i) inflation raising the cost of labor generally, (ii) a lack of qualified personnel that our third party operators are able to employ on a permanent basis and (iii) training hours and other onboarding costs for permanent staff which replaced previously utilized contract and agency labor.
The persistence of high inflation, labor shortages, supply chain disruptions, and higher interest rates, property insurance rates and property tax rates have caused adverse impacts to our occupancy and cost levels, and these trends may continue to impact us and have material adverse effects on the results of our operations in future periods.
The adverse financial impacts of the COVID-19 pandemic were partially offset by funds received under the CARES Act. We did not receive any funds through the CARES Act in the year ended December 31, 2023. We received $4.5 million and $5.1 million in these funds during the years ended December 31, 2022 and 2021, respectively. For accounting purposes, we consider these funds as grant contributions from the government. The full amounts received were recognized as reduction of property operating expenses in our consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively, to offset incurred COVID-19 expenses. We do not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the CARES Act program will be extended or any further amounts received under currently effective or potential future government programs.
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
Financing Strategies and Policies
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with the Board. For short-term purposes, we may borrow from our MOB Warehouse Facility and our Fannie Mae Master Credit Facilities, which include a secured credit facility with KeyBank National Association (the “KeyBank Facility”) and a secured credit facility with Capital One Multifamily Finance, LLC, an affiliate of Capital One, National Association (the “Capital One Facility”). The KeyBank Facility and Capital One Facility are referred to herein together as the “Fannie Mae Master Credit Facilities”.
We may seek and even replace current borrowings with longer-term capital such as senior secured or unsecured notes or other forms of long-term financing. We may invest in properties subject to existing mortgage indebtedness, which we assume as part of the acquisition. In addition, we may obtain financing secured by previously unencumbered properties in which we have invested or may refinance properties acquired on a leveraged basis. As of December 31, 2023, we had $635.9 million of unencumbered real estate investments, at cost.
In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness, including restrictions on permitted investments, maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio, among other things. As of December 31, 2023 we were in compliance with these covenants. As of December 31, 2023, our total debt leverage ratio (net debt divided by gross asset value) was approximately 43.7%. Net debt totaled $1.1 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($46.4 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion), net of gross market lease intangible liabilities ($23.5 million). Cumulative impairment charges are reflected within gross asset value.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. Commencing with that taxable year, we believe we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurance that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income, which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties. Generally, to qualify as a REIT, we cannot directly or indirectly operate seniors housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS. Accordingly, we have formed a TRS that is wholly owned by the OP to lease our SHOPs, and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf. As of December 31, 2023, we owned 46 SHOPs which we lease to our TRS.
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

Licensing and certification requirements also subject our tenants, and potentially operators, to compliance surveys and audits which are critical to the ongoing operations of the facilities. Our healthcare facilities must meet licensing and Medicare or Medicaid certification requirement, to the extent applicable relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with other federal, state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with, the terms of the tenant’s leases or the operator’s contractual obligation with us.
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
Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2023 and we do not expect that we will be required to make any such material capital expenditures during 2023. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations during the year ended December 31, 2023 and do not expect that we will be required to make any such material capital expenditures during 2024.

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
Estimate of Net Asset Value
On March 31, 2023, we published an estimate of per share asset value (“Estimated Per-Share NAV”) equal to $14.00 as of December 31, 2022. Our previous Estimated Per-Share NAV was equal to $15.00 as of December 31, 2021. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in late March 2024. Dividends paid in the form of additional shares of common stock will, all things being equal, cause the value of each share of common stock to decline because the number of shares outstanding increase when dividends paid in stock are issued. We intend to publish Estimated Per-Share NAV periodically at the discretion of our board of directors (the “Board”), provided that such estimates will be made at least once annually.
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
•Our property portfolio has a high concentration of properties located in Florida and Pennsylvania. Our properties may be adversely affected by economic cycles and risks inherent to those states.
•We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
•Inflation will have an adverse effect on our investments and results of operations.
•Our real estate investments are concentrated in healthcare-related facilities, and we may be negatively impacted by adverse trends in the healthcare industry.
•The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
•If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•We assume additional operating risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
•We may be unable to renew leases or re-lease space as leases expire.
•Our level of indebtedness may increase our business risks.
•Our financing arrangements have restrictive covenants, which may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay dividends.

•We depend on our Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor and Property Manager.
•All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager face conflicts of interest related to their positions or interests in entities related to AR Global, which could hinder our ability to implement our business strategy.
•We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.
•The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.
•Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
•The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
•Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
•Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
Risks Related to Our Properties and Operations
Our property portfolio has a high concentration of properties located in one state. Our properties may be adversely affected by economic cycles and risks inherent to those states.
A total of 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2023 was generated from the state below:

State	Percentage of Straight-Line Rental Income
Florida	19.9%
Pennsylvania	10.6%
Any adverse situation that disproportionately affects operations or investments in the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term. Declines in the economy or a decline in the real estate markets in these states could hurt our financial performance and the value of our properties. Historically, Florida has been at greater risk of acts of nature such as hurricanes and tropical storms, which may have worsened as a result of climate change, and has been subject to more pronounced real estate downturns than other regions. Accordingly, our business, financial condition and results of operations may be particularly susceptible to downturns or changes in the local Florida economies where we operate. Other factors that may negatively affect economic conditions include:
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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. There can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, or if the terms governing our investments are unfavorable, we may be unable to meet our investment objectives, which could adversely affect our business.
We have not paid any distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
All dividends or other distributions on our common stock are paid in the discretion of our Board. We have not paid cash distributions since 2020. We have recently been issuing dividends in the form of common stock valued at the Estimated Per-Share NAV in effect on the applicable date. There is no assurance we will continue to do so or when or if we will pay dividends or distributions in cash. We last published an Estimated Per-Share NAV on March 31, 2023. The estimate was as of December 31, 2022 and has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in late March 2024. Dividends issued in the form of additional shares of common stock will, all things being equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when stock dividends are issued; however, because each common stockholder will receive the same number of new shares per share of common stock held, the total value of a common stockholder’s investment, all things being equal, will not change assuming no sales or other transfers. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Further, if we do not pay dividends on our Series A Preferred Stock or Series B Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof, as applicable, and, whenever dividends on the Series A Preferred Stock or Series B Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock or Series B Preferred Stock will have the right to elect two additional directors to serve on our board.
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
On occasion, tenants at certain properties in our MOB segment and residents at certain properties in our SHOP segment have been in default under their leases to us. These defaults negatively impact our results of operations. We incurred $1.2 million, $3.2 million and $1.1 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Our tenants or operators that experience deteriorating financial conditions have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. There is no assurance we will continue to collect at the current rates. Our ability to collect rents in future periods may be impacted by issues or events that cannot be determined as present and the amount of cash rent collected during 2023 may not be indicative of any future period.
We obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired and may continue to acquire properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered into in the past, or may enter into in the future, may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property if a situation or loss occurs after the fact for which we have limited or no remedy.
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
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect the ability of our tenants to make rental payments, which could have a material adverse impact on us.

We may be unable to secure funds for future tenant improvements or capital needs.
If a tenant does not renew its lease or otherwise vacates its space, we will likely be required to expend substantial funds to improve and refurbish the vacated space. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs, and the impact of such costs on our results of operations may be exacerbated during inflationary periods, such as that experienced in recent years. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all, including, as a result of rising interest rates. Failure to procure additional funding for additional funding improvements would impact the value of the applicable property or our ability to lease the applicable property on favorable terms, if at all.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of properties or refinance properties, including by requiring a yield maintenance premium to be paid in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our cash flow, affecting our results of operations and the ability to pay distributions to our stockholders.
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Following the COVID-19 pandemic, we have experienced shortages in qualified labor and supply chain disruptions that have increased our operating costs, particularly in our SHOP segment. We may not be able to negotiate leases on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect our cash flow, affecting our results of operations and ability to pay distributions to our stockholders.
Inflation may have an adverse effect on our investments and results of operations.
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
For the year ended December 31, 2023, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.4%. To help mitigate the adverse impact of inflation, most of our leases with tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over their respective terms. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. Although most of our leases contain rent escalation provisions, these escalation rates are generally below the rate of inflation.

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
Leases with residents at our SHOPs typically do not have rent escalations, however, we are able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase, the cost of providing medical care at our SHOPs, particularly labor costs, will increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, our results of operations may be affected.
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
If we sell properties by providing financing to purchasers, defaults by the purchasers could adversely affect our cash flows.
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
We invest in SHOPs using the RIDEA structure which permits REITs such as us to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility. As of December 31, 2023, we had four eligible independent contractors operating 46 SHOPs. We may in the future, transition other MOB facilities, which may or may not be experiencing declining performance, to third-party managed facilities using the RIDEA structure, in connection with which they would also transition from our MOB segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
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
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. Healthcare facilities in general and MOBs in particular tend to be specifically suited for the particular needs of their tenants and we may not be able to locate suitable replacement tenants to lease the property for their specialized uses. Alternatively, major renovations and expenditures may be required to adapt the properties for other uses in order for us to re-lease vacant space or may be required to decrease the rent we intend to charge or provide other concessions in order to lease the property to another tenant, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our net loss for GAAP purposes, including $4.7 million, during the year ended December 31, 2023. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our financial position and results of operations and liquidity.
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
The ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict may adversely impact our business operations and financial performance.
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, as the North Atlantic Treaty Organization (“NATO”) has deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. These ongoing conflicts and the resulting geopolitical instability can adversely impact our business operations and financial performance. These factors may also result in the weakening of the financial condition of a significant tenant or a number of smaller tenants, which could adversely impact their ability to timely pay rent. Our revenues are largely dependent on the success and economic viability of our tenants and, as a result, our financial condition and results of operations may be adversely impacted.
We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.
We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. The COVID-19 pandemic has subsided with the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. While the U.S. has removed or reduced the restrictions taken in response to the COVID-19 pandemic, a resurgence of the COVID-19 pandemic could once again impact our operations and the operations of our tenants as a result of quarantines, location closures, illnesses, and travel restrictions. Any future resurgence of COVID-19 or variants of the virus, and the severity and duration thereof, remain uncertain, however, a substantial and continuous deterioration in the business environment in the U.S. as a consequence thereof could have a material adverse effect on our business, financial condition and results of operations. The scope and duration of any future public health crisis, including the potential emergence of new variants of the COVID-19 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
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
Health insurance coverage under the Affordable Care Act is likely going to continue to expand in 2024. However, the repeal of the individual mandate penalty included in the Tax Cuts and Jobs Act of 2017, recent actions to increase the availability of insurance policies that do not include Affordable Care Act minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us. These risks could be mitigated by our limited participation in governmental-sponsored payor programs.
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
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the CMS, contributing to pressure to contain healthcare costs and additional operational requirements, which may impact the ability of our tenant to make rent payments to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenant may face reductions in reimbursement rates and fees. A delay in receiving reimbursements could adversely affect its ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and tenant, which may affect its ability to make contractual payments to us. These risks could be mitigated by our limited participation in government-sponsored payor programs.
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
Certain of our facilities may be subject to periodic pre- and post-payment reviews and audits by governmental authorities. If the review or audit shows a facility is not in compliance with federal and state requirements, previous payments to the facility may be recouped and future payments may be denied or delayed. Recoupments, denials or delay of payments could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us and the ability of our operators to satisfy their ongoing contractual obligations, and our results of operations could be adversely affected.
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

Termination of SHOP leases by residents pursuant to state law mandated contractual provisions could have an adverse effect on our business, financial condition and results of operations.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our SHOPs may be difficult to predict. A large number of resident lease agreements may terminate at or around the same time, and the affected units may remain unoccupied, which could have an adverse effect on our business, financial condition and results of operations.
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
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments or exclusion from the Medicare and Medicaid programs. Certain laws, such as the FCA, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, certain states in which the facilities are located also have similar fraud and abuse laws. Federal and state adoption and enforcement of such laws increase the regulatory burden and costs, and potential liability, of healthcare providers. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s and operator’s business, reputation, and ability to operate or to make rent payments, which could have a material adverse effect on us.
Tenants and operators of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
Our tenants and operators of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants and operators may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants and operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare and Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s or operator’s financial condition. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or operator is required to pay uninsured punitive damages, or if a tenant or operator is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s or operator’s business, operations and the tenant’s ability to pay rent to us, which could have a material adverse effect on us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the tenants and operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Tenants and operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. The resources of our skilled nursing units are primarily derived from government-funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our one SNF and limited assisted living facilities that participate in Medicaid could be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses, which is worsened by the nationwide staffing shortage. The economic deterioration of a tenant or operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of a tenant or operator may adversely affect the income produced by the property or properties it operates.
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
As of December 31, 2023, we had total outstanding indebtedness of $1.2 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
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
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss. In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks through the commercial real estate loans underlying a commercial real estate security we hold, which may result in us not recovering a portion or all of our investment in such commercial real estate security.
Our financing arrangements have restrictive covenants, which may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay distributions.
The agreements governing our borrowings contain provisions that affect or restrict our policies regarding dividends and other distributions and our operations, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, enter into certain transactions with our affiliates, replace our Advisor, discontinue insurance coverage, merge with another company, and create, incur or assume liens. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of debt under such agreements. Any such event of default or acceleration could have a material adverse effect on our business, financial condition and results of operations.

Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. For example, recent credit and capital market conditions have been characterized by volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs more challenging or expensive. We also face a heightened level of interest rate risk as the U.S. Federal Reserve Board tapers its quantitative easing program and raises interest rates, such as in recent years. All of these actions will likely lead to increases in borrowing costs.
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
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets, which could have a material adverse effect on us.
Increases in interest rates may make it difficult for us to finance or refinance indebtedness secured by our properties.
We have borrowed, and may continue to borrow monies, secured and unsecured by our properties. The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023. Further increases in interest rates may adversely impact our ability to refinance our indebtedness, including the indebtedness secured by our properties, as the loans come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance indebtedness secured by the properties and we may be required to obtain equity to repay the loan or to increase the collateral for the loan, which could adversely affect our business, financial condition, results of operations and liquidity.
Increasing interest rates could increase the amount of our debt payments.
We have incurred, and may continue to incur, variable-rate debt. The significant increase in the federal funds rate in 2022 and 2023 has increased the borrowing costs on our variable-rate debt and may increase the cost of any new debt we incur or refinance.
We have mortgages, credit facilities and derivative agreements that have terms that are based on the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2023, 62.5% of our total gross debt bore interest at variable rates. As of December 31, 2023, we had one designated interest rate swap with a notional amount of $378.5 million, which effectively fixes a portion of our variable-rate debt, and we had seven interest rate caps with a notional amount of $364.2 million, which, while not designated as hedges for accounting purposes, do economically limit our exposure to increasing variable rates, but such interest rate swap and caps may not be effective in reducing our exposure to interest rate changes.
SOFR has a limited history, and the future performance of SOFR cannot be predicted based on historical performance
As of December 31, 2023, approximately 62.5% of our total gross debt bore interest at variable rates, all of which are based on SOFR. The publication of SOFR began in April 2018, and, therefore, it has a limited history. In addition, the future performance of SOFR cannot be predicted based on the limited historical performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative SOFR data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. Hypothetical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. Although changes in term SOFR and compounded SOFR generally are not expected to be as volatile as changes in SOFR on a daily basis, the return on, value of and market for the SOFR based debt may fluctuate more than floating rate debt securities with interest rates based on less volatile rates.

Any hedging strategies we utilize may not be successful in mitigating our risks.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in interest rates with respect to borrowings made or to be made to acquire or own real estate assets, which instruments expose us to credit basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, we could be materially and adversely affected.
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
In addition, we may acquire properties in geographic areas where other entities advised by affiliates of AR Global own properties, and if we may acquire properties from, or sell properties to, other entities advised by affiliates of AR Global. If one of the other entities advised by affiliates of AR Global attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant, which could adversely affect our cash flows and ability to make distributions to our stockholders.
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
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including entities advised by affiliates of AR Global, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these entities and individuals have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities, which may have a material adverse effect on our operating results.

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
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2023 in late March 2024. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the Board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.

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
The price at which shares of our common stock may be sold under the DRIP, if reinstated, would be the price at which shares of our common stock may be repurchased by us pursuant to the SRP, if reinstated, would be based on Estimated Per-Share NAV and may not reflect the price that our stockholders would receive for their shares in a market transaction, the proceeds that would be received upon our liquidation or the price that a third-party would pay to acquire us.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per‑share net asset value at any given time.
Our Board estimates the per-share net asset value of our common stock only on an annual basis. In connection with any valuation, the Board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties. Because the process of making this estimate is conducted annually, this process may not account for material events that occur after the estimate has been completed for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, cash dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. The Estimated Per-Share NAV reflected stock dividends actually issued as of December 31, 2022, but has not been adjusted to reflect or consider any of the other stock dividends that were issued and will not be adjusted for stock dividends paid or that may be issued in the future until the Board determines a new Estimated Per-Share NAV which is expected in late March 2024. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increases when dividends paid in stock are issued reducing the Estimated Per-Share NAV. The Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our estimated per-share NAV may differ significantly from our actual per-share net asset value at any given time.

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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023.
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
We currently do not pay cash distributions on our common stock and we may be unable to pay or maintain cash distributions in the future or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, and we currently do not pay cash distributions on our common stock. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as income from our properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure a stockholder that we will be able to pay distributions or that distributions will increase over time with respect to our capital stock. Our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify or maintain our qualification as a REIT, which may materially adversely affect a stockholder’s investment.

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
Provisions contained in our bylaws may deter, delay or prevent a change in control of our Board, including, for example, provisions requiring qualifications for an individual to serve as a director and a requirement that certain of our directors be “Managing Directors” and other directors be “Independent Directors”, as defined in our governing documents. Such provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise result in a premium for our stockholders.
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
We have limited rights to terminate our Advisor. The initial term of our advisory agreement expires on February 16, 2027, but is automatically renewed upon expiration for consecutive ten-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us, we would be required to pay a termination fee that could be up to four times the compensation paid to our Advisor in the previous year, plus expenses. The limited termination rights will make it difficult for us to renegotiate the terms of the advisory agreement or replace our Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services, could have a material adverse effect on us.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and its affiliates, including Michael Anderson, our chief executive officer, and Scott Lappetito, our chief financial officer, treasurer and secretary. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, which could have a material adverse effect on us.
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
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013, and intend to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently or if the Board determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured, and intend to continue structuring, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional entity-level tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT qualification, we might be required to borrow funds or liquidate some investments in order to pay the applicable taxes.
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
We may choose to make distributions partly in cash and partly in shares of our common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of such distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. The IRS has issued Revenue Procedures authorizing elective cash/stock distributions to be made by “publically offered REITs,” like us, in order to satisfy this requirement, provided that at least 20% of the aggregate amount of a distribution to stockholders is paid in cash and certain other parameters detailed in the Revenue Procedures are satisfied. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution partly in cash and partly in shares of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the value of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. Because there is no established trading market for shares of our common stock, stockholders may not be able to sell shares of our common stock to pay taxes owed on dividend income.
Our current distribution policy with respect to distributions on shares of our common stock is to pay such distributions solely in shares of our common stock. Such distributions are not taxable to our stockholders.

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
Stockholders who participate in the DRIP generally will be deemed to receive distributions in an amount equal to the fair market value of the shares of our common stock received on the date of distribution, regardless of whether such shares were purchased at a discount to fair market value, and will be taxed on any such distribution to the extent it was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the distributions reinvested in shares of our common stock pursuant to the DRIP.
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
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund,” certain entities wholly owned by a qualified foreign pension fund and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is “regularly traded,” as defined in applicable Treasury regulations on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of such class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI . Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Recently proposed regulations would apply special look-through rules to certain U.S. corporate stockholders in determining whether a REIT is domestically controlled. We believe that we currently are, but there can be no assurance that we will continue to be, a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of such class of stock at all times during the shorter of (x) five-year period ending on the date of the sale and (y) the period during which the non-U.S. stockholders held such shares of our stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.
To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:
•Monitor emerging data protection laws and implement changes to our processes to comply;
•Conduct periodic data handling and use requirement training for our employees;
•Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and
•Conduct regular phishing email simulations for all employees
Our incident response plan coordinates the activities that we and our third-party cybersecurity providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations.

As part of the above processes, we engage with third party providers to review our cybersecurity program and help identify areas for continued focus, improvement, and compliance.
Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to our tenant and employee data or our systems. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.
Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Members of the Board regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected us, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2023:

Portfolio	Number of Properties		Rentable Square Feet	Percent Leased (1)		Weighted Average Remaining Lease Term (2)	Gross Asset Value (3)
							(In thousands)
Medical Office and Other Healthcare Related Buildings	156		5,153,419	90.6%		4.7	$1,468,401
Seniors Housing — Operating Properties	48	(4)	3,857,652	74.1%	(5)	N/A	1,133,238
Total Portfolio	204		9,011,071				$2,601,639
__________
(1)Inclusive of leases signed but not yet commenced as of December 31, 2023.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2023.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of December 31, 2023), net of gross market lease intangible liabilities ($23.5 million total as of December 31, 2023). Impairment charges are already reflected within gross asset value.
(4)Includes two parcels of land with a total gross asset value of $3.7 million.
(5)Weighted by unit count as of December 31, 2023. As of December 31, 2023, we had 4,164 rentable units in our SHOP segment.
N/A    Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2023:

State	Number of Properties (1)	Annualized Rental Income (2)	Annualized Rental Income %	Rentable Square Feet	Rentable Square Feet %	Rentable Units in SHOP Segment
		(In thousands)
Alabama	1	$176	0.1%	5,564	0.1%	—
Arizona	14	10,140	3.2%	509,806	5.7%	—
Arkansas	3	16,274	5.1%	248,783	2.8%	299
California	8	20,645	6.4%	446,723	5.0%	247
Colorado	3	1,754	0.5%	67,016	0.7%	—
Florida	23	63,883	19.9%	1,099,729	12.2%	812
Georgia	16	29,596	9.2%	802,691	8.9%	624
Idaho	1	3,480	1.1%	55,846	0.6%	95
Illinois	23	22,792	7.1%	879,289	9.8%	356
Indiana	8	4,672	1.5%	208,672	2.3%	—
Iowa	12	26,946	8.4%	505,781	5.6%	583
Kansas	1	4,695	1.5%	49,360	0.5%	71
Louisiana	1	656	0.2%	17,830	0.2%	—
Maryland	1	1,046	0.3%	36,260	0.4%	—
Massachusetts	3	846	0.3%	36,563	0.4%	—
Michigan	11	16,027	5.0%	420,298	4.7%	311
Minnesota	1	1,098	0.3%	36,375	0.4%	—
Mississippi	3	1,124	0.4%	73,859	0.8%	—
Missouri	2	8,594	2.7%	96,016	1.1%	146
Nevada	2	3,279	1.0%	86,342	1.0%	—
New Jersey	1	734	0.2%	25,164	0.3%	—
New York	5	2,881	0.9%	136,982	1.5%	—
North Carolina	3	1,656	0.5%	90,650	1.0%	—
Ohio	5	7,890	2.5%	172,085	1.9%	—
Oklahoma	2	1,094	0.3%	47,407	0.5%	—
Oregon	6	8,856	2.8%	322,354	3.6%	252
Pennsylvania	16	33,926	10.6%	1,413,595	15.7%	289
South Carolina	2	1,103	0.3%	52,527	0.6%	—
Tennessee	3	3,445	1.1%	175,669	1.9%	—
Texas	9	6,629	2.1%	403,369	4.5%	—
Virginia	1	1,633	0.3%	62,165	0.7%	—
Washington	1	2,031	0.6%	52,900	0.6%	—
Wisconsin	13	11,122	3.5%	373,401	4.1%	79
Total	204	$320,723	100%	9,011,071	100%	4,164
__________
(1)Includes two land parcels located in Florida and Iowa.
(2)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2023, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs based off the fourth quarter of 2023.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us (excluding our SHOP segment) over the next ten years and thereafter as of December 31, 2023. The SHOP segment is excluded as the leased units with residents are generally for annual periods or month-to-month. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2024	$109,451
2025	100,230
2026	91,862
2027	72,815
2028	53,918
2029	43,422
2030	38,804
2031	33,371
2032	26,554
2033	15,722
Thereafter	36,460
$622,609
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding our SHOP segment) as of December 31, 2023:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2024	99	$8,842	8.0%	393,361	8.4%
2025	75	9,034	8.2%	367,191	7.9%
2026	98	18,659	16.9%	1,042,517	22.3%
2027	103	16,884	15.3%	863,913	18.5%
2028	64	13,349	12.1%	502,452	10.8%
2029	35	5,759	5.2%	240,317	5.1%
2030	28	4,896	4.4%	198,068	4.2%
2031	16	4,820	4.4%	184,357	3.9%
2032	30	13,336	12.0%	449,248	9.6%
2033	13	3,377	3.1%	128,488	2.8%
Total	561	$98,956	89.6%	4,369,912	93.5%
__________
(1)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2023, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2023, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for our portfolio.

Significant Portfolio Properties
As of December 31, 2023, the rentable square feet or annualized rental income on a straight-line basis of one property represented 5% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis:
Wellington at Hershey’s Mill - West Chester, PA
In December 2014, we purchased Wellington at Hershey’s Mill, a seniors housing property located in West Chester, Pennsylvania. Wellington at Hershey’s Mill, which is leased to our TRS and operated and managed on our behalf by a third-party operator in our SHOP segment, contains 491,710 rentable square feet and consists of 289 rentable units (193 units dedicated to independent living patients, 64 units dedicated to assisted living patients and 32 units dedicated to memory care patients). As of December 31, 2023, this property represented 5.5% of our total rentable square feet and 5.4% of our total annualized rental income on a straight-line basis.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2023 and 2022.
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
Estimated Per-Share Net Asset Value
Overview
On March 31, 2023, the independent directors of the Board, who comprise a majority of the Board, unanimously approved an estimated per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2022 (the “Valuation Date”) equal to $14.00. The Estimated Per-Share NAV of $14.00 fell within the range of the values reported by Kroll, LLC ("Kroll"), an independent third-party real estate advisory firm engaged by us. The range of values provided by Kroll was based on the estimated fair value of our assets less the estimated fair value of our liabilities and the liquidation value of our Series A Preferred Stock and the liquidation value of our Series B Preferred Stock, divided by 105,541,612 shares of common stock outstanding as of December 31, 2022. The common stock outstanding amount used to calculate the Estimated Per-Share NAV as of December 31, 2021 included the dividends declared and issued entirely in shares of our common stock through December 31, 2021, but did not include any other dividend declared and payable in whole or in part in shares of our common stock subsequent to December 31, 2021.
In determining the Estimated Per-Share NAV of $14.00, the independent directors of the Board considered various factors, including the information provided by Kroll, the impact of the stock dividend that was issued in January 2023, the fact that properties held for sale or under contract for sale at December 31, 2022 were valued based on their contract sale prices and without giving consideration to the reinvestment of the sale proceeds.
The Estimated Per-Share NAV has not been adjusted for any stock dividends issued subsequent to December 31, 2022 and will not be until a new Estimated Per-Share NAV is published. We intend to publish an Estimated Per-Share NAV as of December 31, 2023 in late March 2024.
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
Potential conflicts of interest between Kroll, on one hand, and us or the Advisor, on the other hand, may arise as a result of (i) the impact of the findings of Kroll in relation to our Real Estate Assets, or the assets of real estate investment programs sponsored by affiliates of the Advisor, on the value of ownership interests owned by, or incentive compensation payable to, directors, officers or affiliates of us and the Advisor, or (ii) Kroll performing valuation services for other programs sponsored by affiliates of the Advisor, as well as other services for us. While we and other programs sponsored by affiliates of the Advisor have engaged and may engage Kroll or its affiliates in the future for valuations and real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of Kroll.

Valuation Methodology
Kroll performed a full valuation of our Real Estate Assets utilizing an income capitalization approach consisting of the Direct Capitalization Method or the Discounted Cash Flow Method and certain other approaches, including the acquisition price, disposition price, and sales comparison approach. These approaches are commonly used in the commercial real estate industry.
The Estimated Per-Share NAV is generally comprised of (i) the sum of (A) the estimated value of the Real Estate Assets and (B) the estimated value of the other assets, minus (ii) the sum of (C) the estimated value of debt and other liabilities (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, our management or any of the respective affiliates based on our aggregate net asset value and payable in our hypothetical liquidation as of the Valuation Date (which was zero as of December 31, 2022), and (E) the liquidation value of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, divided by (iii) the number of shares of common stock outstanding as of the Valuation Date, which was 105,541,612. In determining the Estimated Per-Share NAV, the independent directors of the Board also considered the impact of other factors described herein that were not specifically quantified. Shares of common stock outstanding for these purposes is the sum of shares of common stock outstanding, including vested and unvested restricted shares, and partnership units of our operating partnership designated as “Common OP Units,” excluding performance-based restricted partnership units of our operating partnership designated as “Class B Units” because the Advisor concluded that, in a hypothetical liquidation at such Estimated Per-Share NAV, it may not be entitled to any incentive fees or Class B Units. The Advisor determined the Estimated Per-Share NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.
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
Conclusion
The Estimated Per-Share NAV as of December 31, 2022 of $14.00, a value within the range determined by Kroll, was unanimously adopted by the independent directors of the Board, who comprise a majority of the Board, with Mr. Weil abstaining, on March 31, 2023. The independent directors of the Board based their conclusions on their review of the Advisor’s analysis and recommendation, the Kroll Report, estimates and calculations and the fundamentals of the Real Estate Assets. The Board is ultimately and solely responsible for the Estimated Per-Share NAV. Estimated Per-Share NAV was determined at a moment in time and will likely change over time as a result of changes to the value of individual assets as well as changes and developments in the real estate and capital markets, including changes in interest rates.
Holders
As of March 13, 2024 we had 113,185,753 shares of common stock outstanding held by a total of 44,774 stockholders of record.
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
The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for dividends and other distribution, financial condition, provisions in our agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Dividends and other distribution payments are not assured. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares.

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

Stock Dividend Declaration Date	Stock Dividend Issue Date	Dividend Basis (per share)	Applicable NAV (per share)	Quarterly Stock Dividend Rate (per share)
October 1, 2020	October 15, 2020	$0.85	$15.75	0.013492
January 4, 2021	January 15, 2021	$0.85	$15.75	0.013492
April 2, 2021	April 15, 2021	$0.85	$14.50	0.014655
July 1, 2021	July 15, 2021	$0.85	$14.50	0.014655
October 1, 2021	October 15, 2021	$0.85	$14.50	0.014655
January 3, 2022	January 15, 2022	$0.85	$14.50	0.014655
April 1, 2022	April 18, 2022	$0.85	$15.00	0.014167
July 1, 2022	July 15, 2022	$0.85	$15.00	0.014167
October 3, 2022	October 17, 2022	$0.85	$15.00	0.014167
January 3, 2023	January 18, 2023	$0.85	$15.00	0.014167
April 3, 2023	April 17, 2023	$0.85	$14.00	0.015179
July 3, 2023	July 17, 2023	$0.85	$14.00	0.015179
October 2, 2023	October 16, 2023	$0.85	$14.00	0.015179
January 3, 2024	January 16, 2024	$0.85	$14.00	0.015179
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84 per share each year ($0.46 per share per quarter) to Series A Preferred Stockholders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our Board and declared by us.
Dividends to Series B Preferred Stockholders
Dividends on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78 per share each year ($0.45 per share per quarter) to Series B Preferred Stockholders, which is equivalent to 7.125% per annum on the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our Board and declared by us.
Tax Characteristics of Dividends
All common dividends in the years ended December 31, 2023, 2022 and 2021 were issued as stock dividends, which do not represent taxable dividends to shareholders for U.S. federal income tax purposes. All dividends paid on the Series A Preferred Stock and Series B Preferred Stock (first payment was made in January 2022) were considered 100% return of capital for income for tax purposes for the years ended December 31, 2023, 2022 and 2021.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In light of the amendment to the Prior Credit Facility on August 10, 2020, the Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. We did not repurchase any shares of our common stock during the year ended December 31, 2023. For additional information on the SRP, see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table summarizes our SRP activity for the period presented.

	Number of Common Shares Repurchased	Average Price per Share

Cumulative repurchases as of December 31, 2022	4,896,620	$20.60
Year ended December 31, 2023	—	—
Cumulative repurchases as of December 31, 2023	4,896,620	$20.60
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
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. As of December 31, 2023, we owned 204 properties (including two land parcels) located in 33 states and comprised of 9.0 million rentable square feet.
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
We operate in two reportable business segments for management and financial reporting purposes: MOBs and SHOPs. In our MOB operating segment, we own, manage, and lease single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties using the RIDEA structure. As of December 31, 2023, we had four eligible independent contractors operating 46 SHOPs. All of our properties across both business segments are located throughout the United States.
We have declared quarterly dividends entirely in shares of our common stock since October 2020 in order to preserve our liquidity.
Management Update on the Adverse Economic Impacts Since the COVID-19
During the first quarter of 2020, the global COVID-19 pandemic commenced. The pandemic and its aftermath have had, and could continue to have, adverse impacts on economic and market conditions. Our MOB segment has been less impacted than our SHOP segment, which continues to be challenged by the post-pandemic operating environment.
Further, recent increases in inflation brought about by labor shortages, supply chain disruptions, and higher property insurance, property tax and interest rates have had, and may continue to have, adverse impacts on our results of operations. Moreover, these adverse economic impacts may also impact the ability of our tenants and residents to pay rent and hence negatively affect our results of operations and liquidity.

Seniors Housing Properties
SHOP Occupancy
Occupancy in our SHOP portfolio trended lower since December 31, 2019 to a low of 72.0% as of March 31, 2021, stabilized and partially recovered from June 30, 2021 until June 30, 2022 and has since stabilized in the mid-70% occupied range. As of December 31, 2023, occupancy in our SHOP segment was 74.1%.
The below table presents SHOP occupancy since December 31, 2019, which we consider the last period before the COVID-19 pandemic and its continuing impacts began:

As of	Number of Properties (1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
December 31, 2022	50	4,374	75.1%
March 31, 2023	50	4,374	73.3%
June 30, 2023	46	4,164	73.3%
September 30, 2023	46	4,164	74.1%
December 31, 2023	46	4,164	74.1%
__________
(1) Exclusive of two land parcels.
Contract Labor and Wage Expenses
During the year ended December 31, 2022, our third party operators needed to increase their use of temporary contract labor and agencies, and the amount paid for overtime, training and bonus wages, in response to a shortage of workers, the cost of labor generally, lack of qualified personnel that our third party operators are able to employ on a permanent basis and training hours and other onboarding costs for permanent staff which replaced previously utilized contract and agency labor. During the year ended December 31, 2023, these contract and agency costs declined. In particular, costs incurred from contract labor and agencies for care providers decreased in our total SHOP segment by $5.6 million, from $7.6 million in the year ended December 30, 2022, to $2.0 million as compared to the year ended December 31, 2023.
However, these costs were partially offset by increased wage costs for direct employees of our third party operators in our total SHOP segment of $5.1 million, from $74.9 million in the year ended December 31, 2022 to $80.1 million in the year ended December 31, 2023. On a Same Store basis (as defined below in Results of Operations — Same Store Properties,), contract labor costs decreased $5.5 million but were more than offset by increases to wage costs of $7.7 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The results of operations in our SHOP segment have been significantly and adversely affected because occupancy levels have not recovered to their pre-pandemic rates (as noted in the table above) and labor costs have increased, even though resident leasing rates have increased.
Rent Concessions
We have also granted rent concessions which serve to reduce revenue in our SHOP segment. We offered $3.1 million and $3.3 million of rent concessions during the years ended December 31, 2023 and 2022, respectively.

The CARES Act
On March 27, 2020, the CARES Act was signed into law providing, among other things, funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We did not receive any funds through the CARES Act during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, we received $4.5 million and $5.1 million, respectively, from CARES Act grants. For accounting purposes, we treat the funds as grant contributions from the government and the full amounts were recognized as reductions of property operating and maintenance expenses in our consolidated statement of operations during the years ended December 31, 2022 and 2021. We do not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, include rent received from tenants in our MOB segment. As of December 31, 2023 these leases had a weighted average remaining lease term of 4.7 years. Rent from tenants in our MOB segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
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

Under ASC 842, which was adopted effective on January 1, 2019, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2023, 2022 and 2021 such amounts were $1.2 million, $3.2 million and $1.1 million, respectively. Approximately $1.3 million in the year ended December 31, 2022 related to previously disposed properties. There were no significant write-off’s related to previously disposed properties during the years ended December 31, 2023 and 2021.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2023, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2023 and 2022.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above-and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2023, 2022 and 2021 were accounted for as asset acquisitions. We acquired seven properties during the year ended December 31, 2023.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2023 and 2022.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption were accounted for as operating leases. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2023 and 2022, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
We are also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the consolidated balance sheets as of December 31, 2023 and 2022, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset.

Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, 7 to 15 years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. We did not receive any funds through the CARES Act in the year ended December 31, 2023. During the years ended December 31, 2022 and 2021 we received $4.5 million and $5.1 million in funding from CARES Act grants, respectively. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. The funding we received was recognized as a reduction of property operating and maintenance expenses in our consolidated statements of operations to offset the negative impacts of COVID-19. We do not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2023 and 2022. Please see the “Results of Operations” section located on page 49 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results of operations for the year ended December 31, 2022 and comparisons between December 31, 2022 and 2021.

Comparison of the Years Ended December 31, 2023 and 2022
Net loss attributable to common stockholders was $86.1 million and $93.3 million for the years ended December 31, 2023 and 2022, respectively. The following table shows our results of operations for the years ended December 31, 2023 and 2022 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$
Revenue from tenants	$345,925	$335,846	$10,079

Operating expenses:
Property operating and maintenance	217,792	213,444	4,348
Impairment charges	4,676	27,630	(22,954)
Operating fees to related parties	25,527	25,353	174
Acquisition and transaction related	545	1,484	(939)
General and administrative	18,928	17,287	1,641
Depreciation and amortization	82,873	82,064	809
Total expenses	350,341	367,262	(16,921)
Operating loss before loss on sale of real estate investments	(4,416)	(31,416)	27,000
Loss on sale of real estate investments	(322)	(125)	(197)
Operating loss	(4,738)	(31,541)	26,803
Other income (expense):
Interest expense	(66,078)	(51,740)	(14,338)
Interest and other income	734	27	707
(Loss) gain on non-designated derivatives	(1,995)	3,834	(5,829)
Total other expenses	(67,339)	(47,879)	(19,460)
Loss before income taxes	(72,077)	(79,420)	7,343
Income tax expense	(303)	(201)	(102)
Net loss	(72,380)	(79,621)	7,241
Net loss attributable to non-controlling interests	82	135	(53)
Allocation for preferred stock	(13,799)	(13,799)	—
Net loss attributable to common stockholders	$(86,097)	$(93,285)	$7,188
Segment Income
We evaluate the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net loss (each item discussed separately in “Other Results of Operations” below). We use segment income to assess and compare property level performance and to make decisions concerning the operation of our properties. We believe that segment income is useful as a performance measure because, when compared across periods, segment income reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net loss.
Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2023, we owned 204 properties (including two land parcels). There were 193 properties (our “Same Store Properties”) owned for the entire years ended December 31, 2023 and 2022 (including two land parcels). Since January 1, 2022 and through December 31, 2023, we acquired 11 properties (our “Acquired Properties”) and disposed of nine properties (our “Disposed Properties”).

The following table presents a roll-forward of our properties owned from January 1, 2022 to December 31, 2023:

	MOB	SHOP	Total
Number of properties, December 31, 2021	146	56	202
Acquisition activity during the year ended December 31, 2022	4	—	4
Disposition activity during the year ended December 31, 2022	—	(4)	(4)
Number of properties, December 31, 2022	150	52	202
Acquisition activity during the year ended December 31, 2023	7	—	7
Disposition activity during the year ended December 31, 2023	(1)	(4)	(5)
Number of properties, December 31, 2023	156	48	204

Number of Same Store Properties	145	48	193
Number of Acquired Properties	11	—	11
Number of Disposed Properties	1	8	9
Segment Results — Medical Office Buildings
The following table presents the components of segment income and the period to period change within our MOB segment for the years ended December 31, 2023 and 2022:

	Segment Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total(4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(In thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$131,201	$130,542	$659	$4,187	$911	$3,276	$61	$(9)	$70	$135,449	$131,444	$4,005
Less: Property operating and maintenance	37,347	35,665	1,682	425	84	341	182	196	(14)	37,954	35,945	2,009
Segment income	$93,854	$94,877	$(1,023)	$3,762	$827	$2,935	$(121)	$(205)	$84	$97,495	$95,499	$1,996
__________
(1)Our MOB segment included 145 Same Store Properties.
(2)Our MOB segment included 11 Acquired Properties.
(3)Our MOB segment included one Disposed Property.
(4)Our MOB segment consisted of 156 total properties.
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
Revenue from Tenants
During the year ended December 31, 2023, revenue from tenants increased by $4.0 million in our MOB segment as compared to the year ended December 31, 2022, primarily as a result of increased revenue from tenants of $3.3 million generated from our Acquired Properties, increased revenue from tenants of $0.7 million from our Same Store Properties and an increase in revenue from tenants of $0.1 million from our Disposed Properties. The increase in revenue from our Same Store Properties was primarily attributable from increased operating expense reimbursement revenue from increased property, operating and maintenance expenses.
Property Operating and Maintenance
Property operating and maintenance relates to the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third party property management fees. During the year ended December 31, 2023, property operating and maintenance costs in our MOB segment increased by $2.0 million as compared to the year ended December 31, 2022, primarily as a result of increased costs from our Same Store Properties of $1.7 million and increased costs from our Acquired Properties of $0.3 million. The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs as well as increased property insurance and property tax expenses, which are largely reimbursed by tenants.

Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2023 and 2022:

	Segment Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(In thousands)	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$207,707	$196,749	$10,958	$—	$—	$—	$2,769	$7,653	$(4,884)	$210,476	$204,402	$6,074
Less: Property operating and maintenance	176,745	167,064	9,681	—	—	—	3,093	10,435	(7,342)	179,838	177,499	2,339
Segment income	$30,962	$29,685	$1,277	$—	$—	$—	$(324)	$(2,782)	$2,458	$30,638	$26,903	$3,735
__________
(1)Our SHOP segment included 48 Same Store Properties, including two land parcels.
(2)Our SHOP segment included zero Acquired Properties.
(3)Our SHOP segment included eight Disposed Properties.
(4)Our SHOP segment included 48 total properties, including two land parcels.
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
Revenue from Tenants
During the year ended December 31, 2023, revenue from tenants increased by $6.1 million in our SHOP segment as compared to the year ended December 31, 2022, which was primarily driven by an increase in revenue from tenants of $11.0 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $4.9 million due to our Disposed Properties.
The increase to our Same Store Properties revenue from tenants was primarily driven by higher monthly leasing rates in the year ended December 31, 2023, as compared to the year ended December 31, 2022. We offered consistent levels of rent concessions between the periods of $3.2 million, which are recorded as reductions to revenue.
Additionally, during the years ended December 31, 2023 and 2022, we recorded reductions in revenue related to bad debt of $1.2 million and $3.2 million, respectively. Approximately $1.3 million of bad debt expense recorded in the year ended December 31, 2022 was related to our Disposed Properties. There were no significant write-off’s related to previously disposed properties during the year ended December 31, 2023.
Property Operating and Maintenance
During the year ended December 31, 2023, property operating and maintenance expenses increased $2.3 million in our SHOP segment as compared to the year ended December 31, 2022, primarily due to an increase in property operating and maintenance expenses of $9.7 million from our Same Store Properties, partially offset by a decrease in property operating and maintenance expenses of $7.3 million from our Disposed Properties.
Our Same Store properties operating and maintenance expenses increased significantly in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily from increased amounts incurred for wages, including overtime and bonus amounts, paid to employees of our third-party operators. These amounts increased our property maintenance and operating costs by $7.7 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022, but were partially offset by a decrease in amounts paid for contract labor of $5.5 million. The remainder of the increase in our Same Store property operating and maintenance expenses was attributable to the general increase in food, utilities and supplies from inflation, as well as increases to property insurance and property tax rates. For additional information on the risks and uncertainties associated with increases in inflation and labor costs, see the Inflation section below and Part 1 — Item 1A. Risk Factors section of this Annual Report on Form 10-K.

The total increase in Same Store Properties operating and maintenance expenses was also impacted by the receipt of $4.5 million of funds through the CARES Act in the year ended December 31, 2022, as compared to no funds received through the CARES Act during the year ended December 31, 2023, which offset costs incurred from the COVID-19 pandemic. Of the $4.5 million of CARES Act funds received by us in the year ended December 31, 2022, $3.7 million was recognized as a reduction to our Same Store Property operating and maintenance expenses in the table above, with the remainder attributable to our Disposed properties. There can be no assurance that the program will be extended or any further amounts received. See the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
Other Results of Operations
Impairment Charges
We incurred $4.7 million of impairment charges for the year ended December 31, 2023 related to one held-for-use SHOP property and one held-for-use MOB property. These impairment charges were recorded to reduce the carrying values of the properties to their estimated fair values as determined by the estimated discounted cash flows over our intended holding periods. We are actively marketing these properties for sale.
We incurred $27.6 million of impairment charges for the year ended December 31, 2022, of which $10.6 million related to seven skilled nursing facilities in our MOB segment located in Illinois, $15.1 million related to six held-for-use SHOP properties and $1.8 million related to an MOB property located in Pennsylvania. All of these impairment charges were recorded to reduce the carrying value of the properties to their fair values, respectively, as determined by our estimated discounted cash flows over our intended holding periods.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Annual Report on Form 10-K for additional information on impairment charges.
Operating Fees to Related Parties
Operating fees to related parties increased $0.2 million to $25.5 million for the year ended December 31, 2023 from $25.4 million for the year ended December 31, 2022.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were consistent at $21.8 million for the years ended December 31, 2023 and 2022. There are no fees earned for stock dividend issuances. Variable asset management fees will further increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the years ended December 31, 2023 or 2022.
Property management fees increased $0.2 million to $3.7 million during the year ended December 31, 2023 from $3.5 million for the year ended December 31, 2022, primarily due to additional property management fees on revenues from recently acquired MOBs. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements found in this Annual Report on Form 10-K which provides detail on our asset and property management fees.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.5 million for the year ended December 31, 2023 and $1.5 million for the year ended December 31, 2022.
The acquisition and transaction related expenses incurred during the year ended December 31, 2023 consist of dead deal costs of $0.2 million and legal fees related to terminated SHOP operators of $0.3 million.
The acquisition and transaction related expenses incurred during the year ended December 31, 2022 consisted of dead deal costs of $0.8 million, legal fees related to terminated SHOP operators of $0.5 million and mortgage repayment penalties of $0.2 million.
General and Administrative Expenses
General and administrative expenses increased $1.6 million to $18.9 million for the year ended December 31, 2023 compared to $17.3 million for the year ended December 31, 2022, which includes $10.6 million and $8.8 million for the years ended December 31, 2023 and 2022, respectively, incurred in professional fees and other expense reimbursements.

The professional fees and other expense reimbursements relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates who provide services to us, increased by $0.9 million to $6.9 million for the year ended December 31, 2023 from $6.0 million for the year ended December 31, 2022. These reimbursable professional fees are subject to a limit (the “Capped Reimbursement Amount”), which was $8.0 million and $7.8 million as of December 31, 2023 and 2022, respectively. We expect that the general and administrative expenses we incur from salaries, wages, and benefits will continue to increase in the year ended December 31, 2024, and we expect that the Capped Reimbursement Amount for 2024 will be approximately $8.2 million. Please see Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $0.8 million to $82.9 million for the year ended December 31, 2023 from $82.1 million for the year ended December 31, 2022. The increase in depreciation and amortization expense was primarily attributable to $0.3 million of increased expense from our Same Store Properties and $1.5 million of increased expense from our Acquired Properties, partially offset by $1.0 million of decreased expense from our Disposed Properties.
The increase to our 2023 Same Store depreciation and amortization includes $1.3 million of accelerated depreciation we recorded in the year ended December 31, 2022 on one MOB property in Florida which incurred damages as a result of Hurricane Ian, as well as 15 SHOPs across the Midwest which suffered cold weather-related damages.
The increase in depreciation and amortization expense in the year ended December 31, 2023 also includes an out-of period adjustment of $0.7 million recorded in the year ended December 31, 2023 due to the understatement of depreciation and amortization expense on certain capital improvements and deferred leasing commissions, thereby understating previously reported depreciation and amortization expense by $0.1 million and $0.6 million which related to the year ended December 31, 2022 and pre-2022 periods, respectively. For additional information, please see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.
Loss on Sale of Real Estate Investments
During the year ended December 31, 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of the four disposed SHOPs were impaired by $15.1 million in the year ended December 31, 2022 (see above). As a result, the Company recorded an aggregate loss on sale of $0.3 million in the year ended December 31, 2023.
During the year ended December 31, 2022 we disposed of four SHOPs for an aggregate contract sales price of $12.4 million. These four SHOPs had been previously impaired by $34.0 million in the year ended December 31, 2021. As a result, we recorded a loss on sale of $0.3 million for the year ended December 31, 2022. We also recorded a gain on sale of $0.2 million in the year ended December 31, 2022 related to the settlement of a lien on formerly disposed properties.
See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional information on the dispositions noted above.
Interest Expense
Interest expense increased by $14.3 million to $66.1 million for the year ended December 31, 2023 from $51.7 million for the year ended December 31, 2022. The increase in interest expense resulted from higher average interest rates on our variable debt in 2023 as compared to 2022, as well as from higher levels of debt. We also recorded $2.6 million of accelerated deferred financing cost amortization in the year ended December 31, 2023 from the termination of our Prior Credit Facility. These increases were partially offset by $4.2 million of reclassifications from AOCI as decreases to interest expense from our 2023 interest rate swap terminations which resulted in a gain of $5.4 million which is being amortized into earnings through March 2024 (see Note 7 — Derivatives and Hedging Activities for additional information).
As of December 31, 2023 we had total borrowings of $1.2 billion, at a weighted average interest rate of 5.56% per year. As of December 31, 2022, we had total borrowings of $1.1 billion, at a weighted average interest rate of 4.83% per year.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings (including current market rates) among other factors. Market interest rates continued to increase throughout the year ended December 31, 2023. Our weighted average interest rate as of December 31, 2023 was higher than that as of December 31, 2022. We anticipate that interest expense for the year ended December 31, 2024 may exceed the $66.1 million expense recorded for the year ended December 31, 2023 if interest rates remain at current levels or increase.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.7 million for the year ended December 31, 2023. Interest and other income was approximately $27,000 for the year ended December 31, 2022.

(Loss) gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments for the years ended December 31, 2023 and 2022 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities and MOB Warehouse Facility, which have variable interest rates.
The loss recorded in the year ended December 31, 2023 was due to decreases in forward-interest rate curves, and represents the decrease in fair value as well as $5.6 million of cash received from our interest rate caps.
The gain recorded in the year ended December 31, 2022 was due to significant increases to interest rates during the period and represents the increase in fair value as well as $0.3 million of cash received from our interest rate caps.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded income tax expense of $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets through December 31, 2023. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of operations and comprehensive loss.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was $82,000 and $135,000 for the years ended December 31, 2023 and 2022, respectively. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), Common OP Units held by third parties, and other non-controlling interest holders in our subsidiaries that own certain properties.
Allocation for Preferred Stock
Allocation for preferred stock was $13.8 million for the years ended December 31, 2023 and 2022. These amounts represent the allocation of our net income that is related to holders of Series A Preferred Stock and holders of Series B Preferred Stock.

Cash Flows from Operating Activities
The following table presents a reconciliation of our net cash provided by operations from our net loss for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,		Increase
Cash flows from operating activities:	2023	2022	(Decrease)
Net loss	$(72,380)	$(79,621)	$7,241

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	82,873	82,064	809
Amortization (including write-offs) of deferred financing costs	6,702	4,879	1,823
Amortization of terminated swap	(4,195)	423	(4,618)
Amortization of mortgage premiums and discounts, net	91	51	40
(Accretion) amortization of market lease and other intangibles, net	(890)	(625)	(265)
Bad debt expense	1,225	3,159	(1,934)
Equity-based compensation	919	1,185	(266)
(Gain) loss on non-designated derivative instruments	1,995	(3,834)	5,829
Cash received from non-designated derivative instruments	5,580	286	5,294
(Gain) loss on sales of real estate investments, net	322	125	197
Impairment charges	4,676	27,630	(22,954)
Deferred tax valuation allowance	1,165	2,750	(1,585)
Changes in assets and liabilities:			—
Straight-line rent receivable	(1,049)	(1,523)	474
Prepaid expenses and other assets	(6,069)	(3,036)	(3,033)
Accounts payable, accrued expenses and other liabilities	83	(2,924)	3,007
Deferred rent	576	(2,694)	3,270
Net cash provided by operating activities	$21,624	$28,295	$(6,671)
The level of cash flows provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses.
Cash Flows from Investing Activities
The following table presents our net cash used in investing activities for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,		Increase
Cash flows from investing activities:	2023	2022	(Decrease)
Property acquisitions	$(35,261)	$(25,538)	$(9,723)
Investments in non-designated interest rate caps	(9,962)	—	(9,962)
Capital expenditures	(22,397)	(27,993)	5,596
Proceeds from sales of real estate investments	4,803	11,749	(6,946)
Net cash used in investing activities	$(62,817)	$(41,782)	$(21,035)

Cash Flows from Financing Activities
The following table presents our net cash provided by financing activities for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,		Increase
Cash flows from investing activities:	2023	2022	(Decrease)
Payments on credit facilities	$(200,602)	$(2,998)	$(197,604)
Proceeds from credit facilities	34,748	30,000	4,748
Proceeds from mortgage notes payable	240,000	—	240,000
Payments on mortgage notes payable	(1,139)	(6,662)	5,523
Payments for non-designated derivative instruments	—	—	—
Proceeds from interest rate swap terminations	5,413	—	—
Payments of deferred financing costs	(8,748)	(1,672)	(7,076)
Proceeds from issuance of Series A Preferred Stock, net	—	—	—
Proceeds from issuance of Series B Preferred Stock, net	—	(42)	42
Dividends paid on Series A Preferred stock	(7,334)	(7,333)	(1)
Dividends paid on Series B Preferred stock	(6,466)	(6,466)	—
Contributions from non-controlling interest holders	284	—	—
Distributions to non-controlling interest holders	(185)	(184)	(1)
Net cash provided by financing activities	$55,971	$4,643	$45,631
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, payments for our operating and administrative expenses, debt service obligations (including principal repayments), and dividends to holders of our Series A Preferred Stock and holders of our Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next twelve months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as recent increases in inflation, labor shortages, supply chain disruptions, and higher property insurance, property tax and interest rates, all of which may adversely impact our results of operations and thus ultimately our liquidity. Moreover, these adverse impacts, as well as the ongoing wars in Ukraine, Israel and related sanctions, may also impact our tenant and residents’ ability to pay rent and thus our cash flows. For more information about the risks and uncertainties associated with inflation, the ongoing wars in Ukraine, Israel and related sanctions, and labor shortages and labor costs, please see the Inflation section below and Part I – Item 1A. Risk Factors section of this Annual Report on Form 10-K.
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock and holders of Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our property operations, potential future advances under our Fannie Mae Master Credit Facilities and MOB Warehouse Facility, net cash provided by our property dispositions and potential new financings utilizing certain of our currently unencumbered properties.
As of December 31, 2023 and 2022, we had $46.4 million and $53.7 million of cash and cash equivalents, respectively, and our ability to use this cash on hand is restricted. The Barclays MOB Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Financings
As of December 31, 2023, our total debt leverage ratio (net debt divided by gross asset value) was approximately 43.7%. Our net debt totaled $1.1 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($46.4 million). Our gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion), net of gross market lease intangible liabilities ($23.5 million). Cumulative impairment charges are reflected within gross asset value.
As of December 31, 2023, we had total gross borrowings of $1.2 billion, at a weighted-average interest rate of 5.59% and a weighted-average remaining term of 5.1 years. As of December 31, 2022, we had total gross borrowings of $1.1 billion at a weighted average interest rate of 4.83%. Inclusive of the effect of our non-designated hedging instruments, our total portfolio economic interest rate was 5.00% and 4.47% as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the carrying value of our real estate investments, at cost was $2.6 billion, with $1.3 billion of this amount secured as collateral for mortgage notes payable, $614.0 million of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $23.0 million of this amount was pledged to secure advances under the MOB Warehouse Facility. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Fannie Mae Master Credit Facilities or MOB Warehouse Facility, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of December 31, 2023 was $635.9 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of December 31, 2023, we had $821.4 million in gross mortgage notes payable outstanding with a weighted-average interest rate of 4.58% and a weighted-average remaining term of 6.1 years. Future scheduled principal payments on our mortgage notes payable for 2024 are $1.2 million. All of our mortgage debt is either fixed-rate, or effectively fixed-rate via our interest rate swap.
During the year ended December 31, 2023, we entered into one new mortgage note, which is described below:
Barclays MOB Loan
On May 24, 2023, we entered into the Barclays MOB Loan with the Lenders, in the aggregate amount of $240.0 million. In connection with the Barclays MOB Loan Agreement, we entered into the Guaranty and the Environmental Indemnity for the benefit of the Lenders.
The Barclays MOB Loan is secured by, among other things, first priority mortgages on 62 of our MOBs with an aggregate gross asset value of $417.5 million. The Barclays MOB Loan has a 10-year term and is interest-only at a fixed rate of 6.453% per year. Under the Barclays MOB Loan Agreement, we are required to make interest-only payments on a monthly basis with the principal balance due on the maturity date of June 6, 2033. The Barclays MOB Loan Agreement requires us to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. We paid $7.8 million in deferred financing costs related to the Barclay’s MOB Loan, which is amortized into interest expense over the term of the loan.
At the closing of the Barclays MOB Loan, we applied $194.8 million of the proceeds to repay and terminate the Prior Credit Facility. The remaining proceeds of approximately $39.0 million (after the payment of Barclays MOB Loan closing costs and reimbursement of deposits) were used for general corporate purposes, subject to the terms of the Barclays MOB Loan Agreement. Additionally, by terminating the Prior Credit Facility, we are no longer subject to certain restrictive covenants previously imposed by the Prior Credit Facility (see Note 5 — Credit Facilities for additional information).
Credit Facilities
As of December 31, 2023, we had $361.0 million in total amounts outstanding under our credit facilities at a weighted-average interest rate of 7.90% and a weighted-average remaining term of 2.8 years. Inclusive of our non-designated interest rate caps, the economic interest rate on our credit facilities was 5.94% as of December 31, 2023. Future scheduled principal payments on our credit facilities for 2024 are $5.8 million.
Fannie Mae Master Credit Facilities
As of December 31, 2023, $346.3 million was outstanding under the Fannie Mae Master Credit Facilities. We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current SOFR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively) with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for 2024 are $5.8 million.
During the year ended December 31, 2023, we provided multiple deposits related to our interest rate swaps to Fannie Mae totaling $11.8 million. These deposits were provided because the debt service coverage ratios of the underlying properties of each facility were below those of the minimum required amounts per the debt agreements. These deposits will be refunded upon either (i) the achievement of debt service coverage ratios above those of the required minimum amounts or (ii) the maturity of the Fannie Mae Master Credit Facilities.

MOB Warehouse Facility
On December 22, 2023, we, entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing.
As of December 31, 2023, $14.7 million was outstanding under the MOB Warehouse Facility. We may request future advances under the MOB Warehouse Facility by adding eligible MOBs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the MOB Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our credit facilities for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of December 31, 2023, we had seven SOFR-based interest rate caps with an aggregate notional amount of $364.2 million, which limits 30-day SOFR to 3.50% and have varying maturities through January 2027.
As 30-day SOFR has increased beyond 3.50%, we have received cash payments of $5.6 million in the year ended December 31, 2023. We received $0.3 million of cash payments in the year ended December 31, 2022.
We paid premiums of $9.6 million to renew five interest rate caps with an aggregate notional amount of $289.4 million which matured in the year ended December 31, 2023, and we also paid $0.4 million for a new interest rate cap entered into during the year ended December 31, 2023 for a notional amount of $14.7 million. One interest rate cap with a notional amount of $60.0 million matures in April 2024, which represents the next interest rate cap maturity. We estimate that this renewal will cost us approximately $1.3 million in premiums.
Upon the maturity and renewal of our interest rate caps, we have been obligated to provide cash deposits to Fannie Mae because the debt service coverage ratios of the underlying SHOPs of each facility were below those of the minimum required amounts per the debt agreements. In the year ended December 31, 2023, we provided a cash deposit of $11.8 million. We expect to provide another deposit, which we estimate to be $2.3 million, upon the maturity of one interest rate cap in April 2024. Please see the Fannie Mae Master Credit Facilities section above for additional information.
Capital Expenditures
During the year ended December 31, 2023, our capital expenditures, including accrued capital expenditures, were $25.3 million, of which $10.5 million related our MOB segment and $14.8 million related to our SHOP segment. We anticipate this rate of capital expenditures will be similar for the MOB segment and our SHOP capital expenditures will decrease in 2024.
Acquisitions — Year Ended December 31, 2023
During the year ended December 31, 2023, we acquired seven single-tenant MOBs for an aggregate contract purchase price of $34.9 million. These acquisitions were funded with $20.0 million from draws under our Prior Credit Facility and the remainder with cash on hand.
Acquisitions — Subsequent Year Ended December 31, 2023
We acquired four MOB properties subsequent to December 31, 2023 for an aggregate contract purchase price of $12.6 million. This acquisition was funded with $7.5 million of proceeds from a new mortgage note secured by the four acquired properties and the remainder with cash on hand.
Dispositions — Year Ended December 31, 2023
During the year ended December 31, 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Pursuant to the terms of the Prior Credit Facility, $5.2 million of net proceeds were used to repay amounts then outstanding, and $2.7 million of net proceeds were used to partially repay the Multi-Property CMBS Loan mortgage note.
Dispositions — Subsequent to December 31, 2023
Subsequent to December 31, 2023, we did not dispose of any properties. However, we have one MOB and one SHOP scheduled for sale in the second quarter of 2024. There can be no assurance that these properties will be sold on favorable terms, or at all.
Share Repurchase Program
Under the Prior Credit Facility, we were restricted from repurchasing shares. Thus, the Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. There can be no assurance, however, as to whether our SRP will be reactivated or on what terms.

Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”). MFFO is based on our total performance as a company and therefore reflects the impacts of interest expense, general and administrative expenses and operating fees to related parties. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net loss, are provided below:
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions including, but not limited to, inflation, interest rates, business cycles, unemployment levels and consumer spending, presentations of operating results for REITs using the historical accounting convention for depreciation, amortization and certain other items may not be informative.
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as FFO, which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net loss as determined under GAAP, and FFO is not intended to replace financial performance measures determined under GAAP.
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate assets, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from changes in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of FFO attributable to our stockholders. Our FFO calculation complies with NAREIT’s definition.
We believe that FFO provides a more complete understanding of our operating performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net loss as determined by GAAP.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalized and depreciated acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Institute of Portfolio Alternatives (“IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisition and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net loss as determined by GAAP. MFFO is not equivalent to our net loss as determined under GAAP, and MFFO is not intended to replace financial performance measures determined under GAAP.

We calculate MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010, except that we adjust for deferred tax asset allowances based on management’s determination. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline (with the added adjustment for deferred tax asset allowances based on management’s determination as noted above) and exclude (i) acquisition fees and expenses, (ii) amortization of above and below-market leases and other intangible lease assets and liabilities, (iii) amounts relating to straight-line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), (iv) accretion of discounts and amortization of premiums on debt investments, (v) mark-to-market adjustments included in net loss as determined by GAAP, (vi) hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and (vii) adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses. In addition, because we have collected all concessions granted to our tenants as a result of the COVID-19 pandemic (see Accounting Treatment of Rent Deferrals below), we have excluded from the increase in straight-line rent for MFFO purposes the amounts recognized under GAAP relating to these deferrals, which is not considered by the Practice Guideline.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic were rent deferrals with the original lease term unchanged and all deferred rent has been collected (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate net income and NAREIT FFO has not been significantly impacted by these types of deferrals. As of December 31, 2021, all deferred amounts had been collected and we have not deferred any additional amounts since the year ended December 31, 2020. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K.

The table below reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(86,097)	$(93,285)	$(92,942)
Depreciation and amortization (1)	80,057	80,063	78,115
Impairment charges	4,676	27,630	40,951
Loss (gain) on sale of real estate investments	322	125	(3,648)
Adjustments for non-controlling interests (2)	(403)	(490)	(529)
FFO (as defined by NAREIT) attributable to common stockholders	(1,445)	14,043	21,947
Acquisition and transaction related	545	1,484	2,714
(Accretion) amortization of market lease and other lease intangibles, net	(890)	(625)	(198)
Straight-line rent adjustments	(1,049)	(1,523)	(780)
Straight-line rent (rent deferral agreements) (3)	—	—	(280)
Amortization of mortgage premiums and discounts, net	91	51	55
(Gain) loss on non-designated derivatives	1,995	(3,834)	(37)
Cash received from non-designated derivatives	5,580	286	—
Deferred tax asset valuation allowance (4)	1,165	2,750	(482)
Adjustments for non-controlling interests (2)	38	10	1
MFFO attributable to common stockholders	$6,030	$12,642	$22,940
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
(4)Represents the non-cash change of the reserve against our deferred tax asset, which has been fully reserved since December 31, 2020, which we do not consider part of our normal operations.
Dividends and Other Distributions
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to Series A Preferred Stock holders, which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our Board and declared by us.
Dividends on our Series B Preferred Stock are declare quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to Series B Preferred Stock holders, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our Board and declared by us. The first dividend on the Series B Preferred Stock was paid in January 2022.
On February 20, 2018, the Board authorized the rate at which we pay monthly distributions to stockholders, effective as of March 1, 2018, which is $0.85 per annum, per share of common stock. Also, on August 13, 2020, the Board changed our common stock distribution policy in order to preserve our liquidity and maintain additional financial flexibility in light of the COVID-19 pandemic and to comply with the Prior Credit Facility at the time. Under this distribution policy, distributions authorized by the Board on shares of our common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of our common stock valued at the estimated per share asset value in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter.
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

The following table shows the sources for the payment of distributions to common stockholders and preferred stockholders, including distributions on restricted shares and Common OP Units, but excluding distributions related to Class B Units because these distributions are recorded as an expense in our consolidated statement of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the year ended December 31, 2023.

	Three Months Ended								Year Ended
	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023		December 31, 2023
(In thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Dividends paid to holders of Series A Preferred Stock	$1,833	52.4%	$1,833	52.4%	$1,834	52.5%	$1,834	52.4%	$7,334	52.4%
Dividends paid to holders of Series B Preferred Stock	1,616	46.2%	1,617	46.3%	1,616	46.2%	1,617	46.2%	6,466	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%	46	1.3%	46	1.3%	47	1.3%	185	1.3%
Total cash distributions	$3,495	100.0%	$3,496	100.0%	$3,496	100.0%	$3,498	100.0%	$13,985	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$3,495	100.0%	$3,496	100.0%	$3,496	100.0%	$3,498	100.0%	$13,985	100.0%
Total source of distribution coverage	$3,495	100.0%	$3,496	100.0%	$3,496	100.0%	$3,498	100.0%	$13,985	100.0%

Cash flows provided by operations (in accordance with GAAP)	$4,989		$5,688		$5,681		$5,266		$21,624
Net loss (in accordance with GAAP)	$(14,068)		$(17,332)		$(16,125)		$(24,855)		$(72,380)
__________
(1)Assumes the use of available cash flows from operations before any other sources.
For the year ended December 31, 2023, cash flows provided by operations were $21.6 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock, which occurred on October 1, 2020. As shown in the table above, we funded dividends to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions solely in stock instead of cash.
Our ability to pay dividends on our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units and other distributions depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties, some of which have recently been impacted by the adverse effects of inflation, labor shortages, and supply chain disruptions. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
Loan Obligations
The payment terms of our mortgage notes payable generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The payment terms of our Fannie Mae Master Credit Facilities required interest only payments through November 2021 and principal and interest payments thereafter. The payment terms of our MOB Warehouse Facility require interest only payments with all unpaid principal due in December 2026. Our loan agreements require us to comply with specific financial and reporting covenants.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. Commencing with that taxable year, we believe we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but can provide no assurances that we will operate in a manner so as to remain qualified for taxation as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.4%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over their respective terms. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our MOB segment contain rent escalation provisions, these escalation rates are generally below the rate of inflation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and the Fannie Mae Master Credit Facilities, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2023, we had entered into seven SOFR-based non-designated interest rate caps with a current notional amount of approximately $364.2 million and one SOFR-based designated interest rate swap with a notional amount of $378.5 million. We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.

Mortgage Notes Payable
As of December 31, 2023, all of our mortgages are either fixed-rate ($442.9 million) or variable-rate ($378.5 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $821.4 million and a fair value of $787.7 million as of December 31, 2023.
Credit Facilities
Our Fannie Mae Master Credit Facilities and MOB Warehouse Facility are variable-rate. Our Fannie Mae Master Credit Facilities had a gross aggregate carrying amount of $346.3 million and a fair value of $347.0 million, and our MOB Warehouse Facility had a gross carrying value of $14.7 million and a fair value of $14.8 million as of December 31, 2023.
Sensitivity Analysis - Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap or capped via interest rate cap contracts.
Interest Rate Swaps
As noted above, we have one SOFR-based designated interest rate swap with a notional amount of $378.5 million, which effectively create a fixed interest rate for a portion of our variable-rate debt. This interest rate swap effectively hedges all of our variable rate debt with the exception of our Fannie Mae Master Credit Facilities and MOB Warehouse Facility discussed below.
Interest Rate Caps
We also have entered into seven SOFR-based, non-designated interest rate cap contracts with a current notional amount of $364.2 million as of December 31, 2023, which limits SOFR exposure on our Fannie Mae Master Credit Facilities and MOB Warehouse Facility to 3.50%. The active caps began limiting SOFR during the fourth quarter of 2022 as SOFR rates exceeded the strike price of 3.50% and we are receiving monthly cash payments on these contracts. Because these are non-designated derivatives, the amounts received are included in (loss) gain on non-designated derivatives in our statement of operations and comprehensive loss.
Sensitivity
As of December 31, 2023, we are not currently negatively exposed to rising interest rates. Assuming all other variables besides interest rates remain constant, a 100 basis point increase in variable interest rates would not impact our net interest payments due to our interest rate swaps and effective interest rate caps. Assuming all other variables besides interest rates remain constant, a 100 basis point decrease in variable interest rates would also not impact our swapped debt, and based on the SOFR rate as of December 31, 2023, a 100 basis point decrease would not have a material impact on our net interest payments (inclusive of cash received from our non-designated derivatives included in (loss) gain on non-designated derivatives).
Sensitivity Analysis - Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $24.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $26.8 million. A 100 basis point increase in market interest rates would result in an increase in the fair value of our designated interest rate swap by $9.7 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our designated interest rate swap by $10.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2023 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2023 at a reasonable level of assurance.
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
Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Plans
During the last fiscal quarter, no director or officer, as defined in Rule 16-1(f), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 222 Bellevue Ave., Newport, RI 02840, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.healthcaretrustinc.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
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
The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,649,668	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,649,668	(1)
__________
(1)The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 4,096,934 shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2023, we had 111,545,018 shares of common stock issued and outstanding and 447,266 shares of common stock that were subject to awards granted under the RSP. For additional information on the RSP, please see Note 11 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
The other information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
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
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

10.31 (20)	First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement entered into as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto
10.32 (21)	Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.33 (32)	Third Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of November 12, 2021, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.34 (31)	Fourth Amendment to First Amended and Restated Senior Credit Agreement, entered into as of August 11, 2022, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.35 (33)	Loan Agreement dated as of May 24, 2023, among the borrower entities party thereto, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.

Exhibit No.	Description
10.36 (33)	Guaranty Agreement dated as of May 24, 2023, by Healthcare Trust Operating Partnership, L.P. in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.37 (33)	Environmental Indemnity Agreement, dated as of May 24, 2023, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.38 *	Loan Agreement, dates as of December 22, 2023, among the borrower entities thereto and Capital One, National Association.
10.39 *	Loan Agreement, dated as of February 22, 2024, among the borrower entities party thereto and Bank of Montreal.
21.1 *	List of Subsidiaries of Healthcare Trust, Inc.
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 +	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 +	Compensation Clawback Policy
99.1 (22)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (23)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (24)	Second Amendment to Second Amended and Restated Share Repurchase Program
99.4 (25)	Third Amendment to Second Amended and Restated Share Repurchase Program
99.5 (26)	Fourth Amendment to Second Amended and Restated Share Repurchase Program
99.6 (27)	Fifth Amendment to Second Amended and Restated Share Repurchase Program
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

__________
*    Filed herewith
+    Furnished herewith
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
(33)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2023.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2024.

HEALTHCARE TRUST, INC.
By	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chairman of the Board of Directors, Independent Director	March 15, 2024
Leslie D. Michelson

/s/ Scott M. Lappetito	Chief Financial Officer, Treasurer and Secretary	March 15, 2024
Scott M. Lappetito	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chief Executive Officer	March 15, 2024
Michael Anderson

/s/ Elizabeth K. Tuppeny	Independent Director	March 15, 2024
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	March 15, 2024
Edward G. Rendell

/s/ B.J. Penn	Independent Director	March 15, 2024
B.J. Penn

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Healthcare Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Purchase Price Allocations for Property Acquisitions
As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2023, the Company completed real estate acquisitions, net of below market lease liabilities assumed, of $35.3 million. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below- market fixed rate renewal options for below-market leases.
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
March 15, 2024
We have served as the Company's auditor since 2019.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Real estate investments, at cost:
Land	$207,987	$206,454
Buildings, fixtures and improvements	2,120,352	2,089,133
Acquired intangible assets	293,295	292,034
Total real estate investments, at cost	2,621,634	2,587,621
Less: accumulated depreciation and amortization	(681,977)	(609,324)
Total real estate investments, net	1,939,657	1,978,297
Cash and cash equivalents	46,409	53,654
Restricted cash	44,907	22,884
Derivative assets, at fair value	28,370	40,647
Straight-line rent receivable, net	26,325	25,276
Operating lease right-of-use assets	7,713	7,814
Prepaid expenses and other assets	35,781	34,554
Deferred costs	15,997	17,223
Total assets	$2,145,159	$2,180,349
LIABILITIES AND EQUITY
Mortgage notes payable, net	$808,995	$578,700
Credit facilities, net	361,026	530,297
Market lease intangible liabilities, net	8,165	9,407
Accounts payable and accrued expenses (including $295 and $47 due to related parties as of December 31, 2023 and 2022, respectively)	48,356	45,247
Operating lease liabilities	8,038	8,087
Deferred rent	6,500	5,925
Distributions payable	3,496	3,496
Total liabilities	1,244,576	1,181,159

Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized as of December 31, 2023 and 2022; 3,977,144 issued and outstanding as of December 31, 2023 and 2022	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of December 31, 2023 and 2022	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 111,545,018 shares and 105,080,531 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,115	1,051
Additional paid-in capital	2,509,303	2,417,059
Accumulated other comprehensive income (loss)	23,464	36,910
Distributions in excess of accumulated earnings	(1,639,804)	(1,462,457)
Total stockholders’ equity	894,154	992,639
Non-controlling interests	6,429	6,551
Total equity	900,583	999,190
Total liabilities and equity	$2,145,159	$2,180,349

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue from tenants	$345,925	$335,846	$329,355

Operating expenses:
Property operating and maintenance	217,792	213,444	205,813
Impairment charges	4,676	27,630	40,951
Operating fees to related parties	25,527	25,353	24,206
Acquisition and transaction related	545	1,484	2,714
General and administrative	18,928	17,287	16,828
Depreciation and amortization	82,873	82,064	79,926
Total expenses	350,341	367,262	370,438
Operating loss before gain on sale of real estate investments	(4,416)	(31,416)	(41,083)
(Loss) gain on sale of real estate investments	(322)	(125)	3,648
Operating loss	(4,738)	(31,541)	(37,435)
Other income (expense):
Interest expense	(66,078)	(51,740)	(47,900)
Interest and other income	734	27	61
(Loss) gain on non-designated derivatives	(1,995)	3,834	37
Total other expenses	(67,339)	(47,879)	(47,802)
Loss before income taxes	(72,077)	(79,420)	(85,237)
Income tax expense	(303)	(201)	(203)
Net loss	(72,380)	(79,621)	(85,440)
Net loss attributable to non-controlling interests	82	135	260
Allocation for preferred stock	(13,799)	(13,799)	(7,762)
Net loss attributable to common stockholders	(86,097)	(93,285)	(92,942)
Other comprehensive income (loss):
Unrealized (loss) gain on designated derivatives	(13,446)	51,251	25,332
Comprehensive loss attributable to common stockholders	$(99,543)	$(42,034)	$(67,610)

Weighted-average common shares outstanding — Basic and Diluted (1)	113,121,721	113,043,339	112,965,632
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(0.76)	$(0.83)	$(0.82)
__________
(1)Retroactively adjusted for the effects of the Stock Dividends (see Note 1 — Organization for details).

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	1,610,000	$16	—	$—	93,775,746	$938	$2,104,261	$(39,673)	$(1,108,557)	$956,985	$4,387	$961,372
Issuance of Series A Preferred Stock, net	2,367,144	24	—	—	—	—	56,241	—	—	56,265	—	56,265
Issuance of Series B Preferred stock, net	—	—	3,630,000	36	—	—	86,783	—	—	86,819	—	86,819
Share-based compensation, net	—	—	—	—	—	—	1,329	—	—	1,329	—	1,329
Distributions declared in common stock, $0.85 per share	—	—	—	—	5,506,008	55	81,316	—	(81,371)	—	—	—
Dividends declared on Series A Preferred Stock, $1.57 per share	—	—	—	—	—	—	—	—	(6,236)	(6,236)	—	(6,236)
Dividends declared on Series B Preferred stock, $0.42 per share	—	—	—	—	—	—	—	—	(1,527)	(1,527)	—	(1,527)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Issuance of Series A Preferred OP Units	—	—	—	—	—	—	—	—	—	—	2,578	2,578
Net loss	—	—	—	—	—	—	—	—	(85,180)	(85,180)	(260)	(85,440)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	25,332	—	25,332	—	25,332
Rebalancing of ownership percentage	—	—	—	—	—	—	(91)	—	—	(91)	91	—
Balance, December 31, 2021	3,977,144	40	3,630,000	36	99,281,754	993	2,329,839	(14,341)	(1,282,871)	1,033,696	6,704	1,040,400
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Share-based compensation, net	—	—	—	—	—	—	1,185	—	—	1,185	—	1,185
Distributions declared in common stock, $0.85 per share	—	—	—	—	5,798,777	58	86,243	—	(86,301)	—	—	—
Dividends declared on Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(184)	(184)
Net loss	—	—	—	—	—	—	—	—	(79,486)	(79,486)	(135)	(79,621)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	51,251	—	51,251	—	51,251
Rebalancing of ownership percentage	—	—	—	—	—	—	(166)	—	—	(166)	166	—
Balance, December 31, 2022	3,977,144	40	3,630,000	36	105,080,531	1,051	2,417,059	36,910	(1,462,457)	992,639	6,551	999,190
Share-based compensation, net	—	—	—	—	—	—	919	—	—	919	—	919
Distributions declared in common stock, $0.85 per share	—	—	—	—	6,464,487	64	91,186	—	(91,250)	—	—	—
Dividends declared Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	284	284
Net loss	—	—	—	—	—	—	—	—	(72,298)	(72,298)	(82)	(72,380)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(13,446)	—	(13,446)	—	(13,446)
Rebalancing of ownership percentage	—	—	—	—	—	—	139	—	—	139	(139)	—
Balance, December 31, 2023	3,977,144	$40	3,630,000	$36	111,545,018	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(72,380)	$(79,621)	$(85,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,873	82,064	79,926
Amortization (including write-offs) of deferred financing costs	6,702	4,879	4,427
Amortization of terminated swap	(4,195)	423	846
Amortization of mortgage premiums and discounts, net	91	51	55
(Accretion) amortization of market lease and other intangibles, net	(890)	(625)	(198)
Bad debt expense	1,225	3,159	1,094
Equity-based compensation	919	1,185	1,329
(Gain) loss on non-designated derivative instruments	1,995	(3,834)	(37)
Cash received from non-designated derivative instruments	5,580	286	—
(Gain) loss on sales of real estate investments, net	322	125	(3,648)
Impairment charges	4,676	27,630	40,951
Deferred tax valuation allowance	1,165	2,750	(483)
Changes in assets and liabilities:
Straight-line rent receivable	(1,049)	(1,523)	(761)
Prepaid expenses and other assets	(6,069)	(3,036)	(2,139)
Accounts payable, accrued expenses and other liabilities	83	(2,924)	1,252
Deferred rent	576	(2,694)	1,705
Net cash provided by operating activities	21,624	28,295	38,879
Cash flows from investing activities:
Property acquisitions	(35,261)	(25,538)	(159,300)
Investments in non-designated interest rate caps	(9,962)	—	—
Capital expenditures	(22,397)	(27,993)	(19,071)
Proceeds from sales of real estate investments	4,803	11,749	130,449
Net cash used in investing activities	(62,817)	(41,782)	(47,922)
Cash flows from financing activities:
Payments on credit facilities	(200,602)	(2,998)	(298,804)
Proceeds from credit facilities	34,748	30,000	125,000
Proceeds from mortgage notes payable	240,000	—	42,750
Payments on mortgage notes payable	(1,139)	(6,662)	(1,264)
Payments for non-designated derivative instruments	—	—	(85)
Proceeds from interest rate swap terminations	5,413	—	—
Payments of deferred financing costs	(8,748)	(1,672)	(1,490)
Proceeds from issuance of Series A Preferred Stock, net	—	—	56,265
Proceeds from issuance of Series B Preferred Stock, net	—	(42)	86,897
Dividends paid on Series A Preferred stock	(7,334)	(7,333)	(5,144)
Dividends paid on Series B Preferred stock	(6,466)	(6,466)	—
Contributions from non-controlling interest holders	284	—	—
Distributions to non-controlling interest holders	(185)	(184)	(46)
Net cash provided by financing activities	55,971	4,643	4,079
Net change in cash, cash equivalents and restricted cash	14,778	(8,844)	(4,964)
Cash, cash equivalents and restricted cash, beginning of year	76,538	85,382	90,346
Cash, cash equivalents and restricted cash, end of year	$91,316	$76,538	$85,382

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash, cash equivalents, end of period	$46,409	$53,654	$59,738
Restricted cash, end of period	44,907	22,884	25,644
Cash, cash equivalents and restricted cash, end of period	$91,316	$76,538	$85,382

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,720	$45,042	$42,815
Cash paid for income taxes	454	566	311

Non-cash investing and financing activities:
Common stock issued through stock dividends	91,250	86,301	81,371
Accrued capital expenditures	2,902	—	—
Accrued offering costs on Series B Preferred Stock	—	—	78
Proceeds from real estate sales used to repay mortgage notes payable	2,663	—	—
Mortgage notes payable repaid with proceeds from real estate sales	(2,663)	—	—
Proceeds from real estate sales used to repay amounts outstanding under the Prior Credit Facility	5,167	—	—
Amounts outstanding under the Prior Credit Facility repaid with proceeds from real estate sales	(5,167)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
As of December 31, 2023, the Company owned 204 properties (including two land parcels) located in 33 states and comprised of 9.0 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries, including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of December 31, 2023, the Company owned 46 seniors housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. In its MOB operating segment, the Company owns, manages, and leases single and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties using the RIDEA structure. As of December 31, 2023, the Company had four eligible independent contractors operating 46 SHOPs. All of the Company’s properties across both business segments are located throughout the United States.
The Company has declared quarterly dividends entirely in shares of its common stock since October 2020 in order to preserve its liquidity in response to the COVID-19 pandemic. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. Since October 2020, the Company has issued an aggregate of approximately 19.0 million shares in respect to the Stock Dividends. No other additional shares of common stock have been issued since October 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the stock dividends since October 2020 and through January 2024, and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. Please see Note 8 — Stockholder’s Equity for additional information on the stock dividends.
On March 31, 2023, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2022. The Company’s previous Estimated Per-Share NAV was as of December 31, 2021. The Estimated Per-Share NAV published on March 31, 2023 has not been adjusted since publication and will not be adjusted until the board of directors (the “Board”) determines a new Estimated Per-Share NAV. Issuing dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding increases when shares of common stock are issued in respect of a stock dividend; however, because each stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Out-of-Period Adjustments
During the year ended December 31, 2023, the Company identified certain historical errors in its statements of operations and comprehensive income (loss), consolidated statements of changes in equity, and statements of cash flows since 2019, which impacted the quarterly financial statements and annual periods previously issued. Specifically, the Company had understated depreciation and amortization expense on certain capital improvements and deferred leasing commissions, thereby understating previously reported depreciation and amortization expense by $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2022, 2021 and pre-2021 periods, respectively.
As of December 31, 2022, the cumulative impact of recording the correct depreciation and amortization expense is an understatement of depreciation and amortization expense of $0.7 million, accumulated depreciation of $0.3 million and deferred costs of $0.4 million. The Company concluded that the errors noted above were not material for the year ended December 31, 2023 or any prior periods, and has adjusted the amounts on a cumulative basis in the consolidated financial statements for the year ended December 31, 2023.
Adverse Economic Impacts Since the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic commenced. The pandemic and its aftermath has had, and could continue to have, adverse impacts on economic and market conditions. The Company’s MOB segment has been less impacted than its SHOP segment, which continues to be challenged by the post-pandemic operating environment.
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
COVID-19 Impact — MOB Segment
The financial stability and overall health of the Company’s MOB tenants is critical to its business. The Company took a proactive approach to achieve mutually agreeable solutions with its MOB tenants and in some cases, during the year ended December 31, 2020, the Company executed lease amendments providing for deferral of rent. Since the year ended December 31, 2020, the Company has not entered into any rent deferral agreements with any of its MOB tenants, and all amounts previously deferred under prior rent deferral agreements were collected in the year ended December 31, 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
COVID-19 Impact — SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until June 2021 and has since generally stabilized. The Company also experienced lower inquiry volumes and reduced in-person tours in post-pandemic periods as compared to pre-pandemic periods. In addition, beginning in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases, which were partially offset by funds received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and to a lesser extent, cost recoveries for personal protective equipment from residents. See the “CARES Act Grants” section below for additional information on the CARES Act.
During the year ended December 31, 2022, the Company relied more on the use of temporary contract labor and agencies than it had historically. The Company has since reduced its reliance on this labor source in the year ended December 31, 2023. However, the wage expenses (including overtime, training and bonus wages) incurred by the Company from employees of its third party operators has increased due to, among other things, inflation raising the cost of labor generally, a lack of qualified personnel that the Company’s third-party operators are able to employ on a permanent basis and training hours and other onboarding costs for permanent staff which replaced previously utilized contract and agency labor.
The persistence of high inflation, labor shortages and supply chain disruptions have caused adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its operations in future periods.
The adverse financial impacts since the COVID-19 pandemic on the Company have been partially offset by funds received under the CARES Act. The Company did not receive any funds through the CARES Act in the year ended December 31, 2023. The Company received $4.5 million and $5.1 million in these funds during the years ended December 31, 2022 and 2021, respectively. The Company considers these funds to be grant contributions from the government. The full amounts received were recognized as reductions of property operating expenses in the Company’s consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively, to partially offset incurred COVID-19 expenses. The Company does not anticipate that any further funds under the CARES Act will be received, and there can be no assurance that the CARES Act program will be extended or any further amounts received under currently effective or potential future government programs.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of December 31, 2023, these leases had a weighted average remaining lease term of 4.7 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with the increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) the their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The Company’s revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in the Company’s SHOP segment, held using a structure permitted under RIDEA, and to a lesser extent, fees for ancillary services performed for SHOP residents, which are generally variable in nature. Rental income from residents in the Company’s SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month. The Company did not record material amounts of ancillary revenue from non-residents during the years ended December 31, 2023 and 2022. The Company recorded ancillary revenue from non-residents of $3.5 million for the year ended December 31, 2021. Fees for ancillary services are recorded in the period in which the services are performed. The decline in ancillary revenue since the year ended December 31, 2021 is primarily due to the Company’s dispositions of its SNF property in Wellington, Florida, which was sold in May 2021.
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
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2023 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short-term in nature.

(In thousands)	Future Base Rent Payments
2024	$109,451
2025	100,230
2026	91,862
2027	72,815
2028	53,918
Thereafter	194,333
Total	$622,609

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
During the years ended December 31, 2023, 2022 and 2021, the Company recorded reductions in revenue of $1.2 million, $3.2 million and $1.1 million, respectively. Approximately $1.3 million of bad debt expense recorded in the year ended December 31, 2022, related to previously disposed properties. There were no significant write-off’s related to previously disposed properties during the year ended December 31, 2023 and 2021.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2023, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2023 or 2022.
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
December 31, 2023
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2023, 2022 and 2021.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2023 and 2022, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the consolidated balance sheets as of December 31, 2023 and 2022, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Reportable Segments
The Company has determined that it has two reportable segments, with activities related to investing in MOBs and SHOPs. Management evaluates the operating performance of the Company’s investments in real estate and seniors housing properties on an individual property level. For additional information see Note 15 — Segment Reporting.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, 7 to 15 years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
December 31, 2023
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations and comprehensive loss prior to the adoption of ASU 2017-2 on January 1, 2019. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive loss to the extent that it is effective, with any ineffective portion of a derivative’s change in fair value immediately recognized in earnings. After the adoption of ASU 2017-2, if the derivative qualifies for hedge accounting, all of the change in value is recorded in other comprehensive loss.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company did not have any cash invested in money market funds at December 31, 2023 or 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2023 and 2022, the Company had deposits of $46.4 million and $53.7 million, of which $34.2 million and $43.6 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Deferred Costs
Deferred costs, net, consists of deferred financing costs related to the Fannie Mae Master Credit Facilities (as defined in Note 5 — Credit Facilities), and deferred leasing costs. Deferred financing costs relating to mortgage notes payable (see Note 4 — Mortgage Notes Payable, Net) are reflected net of the related financing in the mortgage notes payable, net line item of the Company’s consolidated balance sheet.
Deferred financing costs associated with the Fannie Mae Master Credit Facilities and mortgage notes payable represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the term of the financing agreement using the effective interest method for the Fannie Mae Master Credit Facilities and using the effective interest method over the expected term for the mortgage notes payable.
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
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2023, 2022 and 2021. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
As of December 31, 2023, the Company owned 46 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of December 31, 2023 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2020, the Company modified 25 intercompany leases with the TRS which abated intercompany rent due to the ongoing COVID-19 pandemic. During the year ended December 31, 2023, the Company modified 26 intercompany leases with the TRS to reflect what management believes is an arm’s length behavior in light of the current operating environment. These intercompany lease modifications reduced intercompany rent to what a third-party would pay based on arm’s length principles as described under Section 482 of the Internal Revenue Code.
Because of the Company’s TRS's recent operating history of taxable losses and the impacts of the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $8.1 million and $6.9 million as of December 31, 2023 and 2022, respectively. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2023, the Company’s consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $30.3 million at December 31, 2023 (of which $6.8 million were incurred prior to January 1, 2018). Carryforwards from losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2035. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date. As of December 31, 2023, the Company had a deferred tax asset of $8.1 million with a full valuation allowance. As of December 31, 2022, the Company had a deferred tax asset of $6.9 million with a full valuation allowance.
The following table details the composition of the Company’s tax (expense) benefit for the years ended December 31, 2023, 2022 and 2021, which includes U.S. federal and state income taxes incurred by the Company’s TRS. The Company estimated its income tax (expense) benefit relating to its TRS using a combined federal and state rate of approximately 0.0% for the years ended December 31, 2023, 2022 and 2021. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2023		2022		2021
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$—	$1,023	$—	$2,145	$—	$(319)
State (expense) benefit	(303)	142	(201)	604	(203)	(163)
Deferred tax asset valuation allowance	—	(1,165)	—	(2,749)	—	482
Total income tax benefit (expense)	$(303)	$—	$(201)	$—	$(203)	$—
As of December 31, 2023 and 2022, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
Net loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares (retroactively adjusted for the stock dividends) of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
CARES Act Grants
On March 27, 2020, the CARES Ac) was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention, and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funds through the CARES Act during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021 the Company received $4.5 million and $5.1 million in funding from CARES Act grants, respectively. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. The funding the Company received was recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations to offset the negative impacts of COVID-19. There can be no assurance that the program will be extended or any further amounts received under currently effective or potential future government programs.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2021:
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company adopted the new guidance on January 1, 2021 and determined it did not have a material impact on its consolidated financial statements.
Adopted as Required Through December 31, 2023:
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
Not yet Adopted as of December 31, 2023:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (Topic 280). The new standard requires a public entity to disclose significant segment expense categories and amounts for each reportable segment. A significant expense is an expense that (i) is significant to the segment, (ii) regularly provided or easily computed from information regularly provided to management and (iii) included in the reported measure of profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted, including in an interim period. If a public entity elects to early adopt the ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The ASU should be adopted retrospectively unless it is impracticable to do so. The Company has not adopted this ASU as of December 31, 2023, but is currently evaluating the impact on its segment disclosures and intends to adopt ASU 2023-07 during the year ending December 31, 2024.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 204 properties (including two land parcels) as of December 31, 2023. During the year ended December 31, 2023, the Company, through wholly-owned subsidiaries of the OP, completed its acquisitions of seven single tenant MOBs for an aggregate contract purchase price of $34.9 million. All acquisitions in 2023, 2022 and 2021 were considered asset acquisitions for accounting purposes.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Subsequent to December 31, 2023, the Company acquired four MOB properties for an aggregate contract purchase price of $12.6 million (see Note 17 — Subsequent Events for additional details).
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Real estate investments, at cost:
Land	$3,373	$4,933	$12,848
Buildings, fixtures and improvements	27,069	16,606	121,376
Total tangible assets	30,442	21,539	134,224
Acquired intangibles:
In-place leases and other intangible assets (1)	5,057	3,763	28,499
Market lease and other intangible assets (1)	33	268	794
Market lease liabilities (1)	(271)	(32)	(1,639)
Total intangible assets and liabilities	4,819	3,999	27,654
Issuance of Preferred OP Units (2)	—	—	(2,578)
Cash paid for real estate investments, including acquisitions	$35,261	$25,538	$159,300
Number of properties purchased	7	4	17
__________
(1)Weighted-average remaining amortization periods for in-place leases, above-market leases and below market leases acquired were 8.7 years, 11.3 years and 9.3 years, respectively, as of December 31, 2023. Weighted-average remaining amortization periods for in-place leases and above-market leases acquired were 8.9 years, 9.3 years and 12.1 years, respectively, as of December 31, 2022. Weighted-average remaining amortization periods for in-place leases, above-market leases and below market leases acquired were 11.2 years, 10.2 years and 8.5 years, respectively, as of December 31, 2021.
(2)See Note 8 — Stockholders’ Equity for additional information.
Significant Tenants
As of December 31, 2023, 2022 and 2021, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2023, 2022 and 2021:

	December 31,
State	2023	2022	2021
Florida	19.9%	19.2%	17.7%
Pennsylvania	10.6%	*	*
__________
*    State’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$269,363	$210,172	$59,191	$268,135	$198,138	$69,997
Market lease assets	14,465	12,548	1,917	14,432	12,042	2,390
Other intangible assets	9,467	1,325	8,142	9,467	1,165	8,302
Total acquired intangible assets	$293,295	$224,045	$69,250	$292,034	$211,345	$80,689
Intangible liabilities:
Market lease liabilities	$23,520	$15,355	$8,165	$23,504	$14,097	$9,407

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above-and below-market lease assets and liabilities, net and the amortization of above-and below-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Amortization of in-place leases and other intangible assets (1)	$13,080	$15,076	$15,071
Accretion of above-and below-market leases, net (2)	$(1,050)	$(795)	$(422)
Amortization of above-and below-market ground leases, net (3)	$159	$159	$214
__________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization and adjustments to revenue from tenants for the next five years:

(In thousands)	2024	2025	2026	2027	2028
In-place lease assets	$11,790	$10,202	$8,957	$5,447	$4,014
Total to be added to amortization expense	$11,790	$10,202	$8,957	$5,447	$4,014

Above-market lease assets	$(419)	$(366)	$(331)	$(243)	$(203)
Below-market lease liabilities	1,274	1,127	972	654	618
Total to be added to revenue from tenants	$855	$761	$641	$411	$415
Dispositions
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million, which resulted in an aggregate loss on sale of $0.3 million. The Company had previously recorded $15.1 million of impairment charges on two of the four disposed SHOP properties in the year ended December 31, 2022.
Year Ended December 31, 2022
During the year ended December 31, 2022, the Company disposed of four SHOPs for an aggregate contract sales price of $12.4 million, which resulted in an aggregate loss on sale of $0.1 million. The Company had previously recorded $34.0 million of impairment charges on these properties in the year ended December 31, 2021.
Year Ended December 31, 2021
During the year ended December 31, 2021, we sold five SHOPs and three MOBs for an aggregate contract price of $133.6 million, which resulted in an aggregate gain on sale of $3.6 million. The Company had previously recorded $0.9 million of impairment charges on one of the disposed SHOPs in the year ended December 31, 2021.
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
There were no assets held for sale as of December 31, 2023 or 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Impairment Charges
The following table presents impairment charges by segment recorded during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
MOB Segment:
Illinois skilled nursing facilities (1) (7)	$—	$10,644	$—
Sassafras MOB (2) (7)	—	1,844	—
Sun City MOB (3) (7)	2,554	—	6,082
Total MOB impairment charges	2,554	12,488	6,082

SHOP Segment:
Various held for use SHOPs (4) (7)	2,122	15,142	—
LaSalle Properties (5) (7)	—	—	34,000
Wellington, Florida skilled nursing facility (6)	—	—	869
Total SHOP impairment charges	2,122	15,142	34,869

Total impairment charges	$4,676	$27,630	$40,951
(1)These seven properties were impaired after the Company received an offer by the tenant to purchase all seven properties, which caused the Company to reassess its expected holding period for these properties. As of December 31, 2023, these properties were not disposed nor are under contract for disposal.
(2)The Company began marketing this property for sale in the fourth quarter of 2022 and this property was disposed in the year ended December 31, 2023.
(3)This property has been actively marketed for sale since September 2021. As of December 31, 2023 this property was not disposed, but is scheduled for sale in the second quarter of 2024.
(4)Consists of eight properties actively marketed for sale. Of the eight properties, one property was impaired in the year ended December 31, 2023 and six properties were impaired in year ended December 31, 2022. During the year ended December 31, 2023, four of these properties were disposed. One of these properties is scheduled for sale in the second quarter of 2024.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of December 31, 2023 and 2022:

Portfolio	Encumbered Properties	Outstanding Loan Amount as of December 31,		Effective Interest Rate (1) as of December 31,		Interest Rate
		2023	2022	2023	2022			Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	6,647	6,817	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,242	15,639	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,458	9,704	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan	41	378,500	378,500	3.71%	3.73%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	20	116,037	118,700	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	12,745	13,071	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Barclays MOB Loan	62	240,000	—	6.45%	—%	Fixed		June 2033
Gross mortgage notes payable	136	821,379	585,181	4.58%	3.83%
Deferred financing costs, net of accumulated amortization (3)		(11,111)	(5,117)
Mortgage premiums and discounts, net		(1,273)	(1,364)
Mortgage notes payable, net		$808,995	$578,700
__________
(1)Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2023 and 2022. For the SOFR/LIBOR based loans, SOFR/LIBOR in effect at the balance sheet date was utilized. For the Capital One MOB Loan, the effective rate does not include the effect of amortizing the amount paid to terminate the previous pay-fixed swap. See Note 7 — Derivatives and Hedging Activities for additional details.
(2)Variable rate loan, based on daily SOFR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of December 31, 2023 and 2022.
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
As of December 31, 2023, the Company had pledged $1.3 billion in real estate investments, at cost, as collateral for its $821.4 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2023, the Company was in compliance with these financial covenants.
Subsequent to December 31, 2023, the Company entered into one new secured mortgage note for a principal amount of $7.5 million (see Note 17 — Subsequent Events for additional details).
See Note 5 — Credit Facilities - Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.
Barclays MOB Loan
On May 24, 2023, the Company, through certain subsidiaries of the OP, entered into a non-recourse loan agreement (the “Barclays MOB Loan Agreement”), with (i) Barclays Capital Real Estate Inc., (ii) Société Générale Financial Corporation and (iii) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $240.0 million (the “Barclay’s MOB Loan”). In connection with the Barclay’s MOB Loan Agreement, the OP entered into a Guaranty Agreement (the “Guaranty”) and an Environmental Indemnity Agreement (the “Environmental Indemnity”) for the benefit of the Lenders.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Barclays MOB Loan is secured by, among other things, first priority mortgages on the Company’s interests in 62 MOBs with an aggregate gross asset value of $417.5 million. The Barclays MOB Loan has a 10-year term and is interest-only at a fixed rate of 6.453% per year. Under the Barclays MOB Loan Agreement, the Company is required to make interest-only payments on a monthly basis with the principal balance due on the maturity date of June 6, 2033. The Barclays MOB Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times.
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
At the closing of the Barclays MOB Loan, the Company applied $194.8 million of the Barclays MOB Loan proceeds to repay and terminate the Company’s then-existing credit facility (the “Prior Credit Facility”). The Company also terminated its interest rate swap contracts that formerly hedged interest rate changes under the Prior Credit Facility (see Note 7 — Derivatives and Hedging Activities for additional information). The remaining proceeds of approximately $39.0 million (after the payment of Barclays MOB Loan closing costs and reimbursement of deposits) were used for general corporate purposes, subject to the terms of the Barclays MOB Loan Agreement. Additionally, by terminating the Prior Credit Facility, the Company is no longer subject to certain restrictive covenants previously imposed by the Prior Credit Facility (see Note 5 — Credit Facilities for additional information).
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
At the closing of the BMO MOB Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $37.0 million of indebtedness under the Prior Credit Facility, under which nine of the properties were included as part of the borrowing base prior to the BMO MOB Loan, (ii) fund approximately $2.5 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The remaining $2.4 million net proceeds available to the Company were used for general corporate purposes and acquisitions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 5 — Credit Facilities, Net
The Company had the following credit facilities outstanding as of December 31, 2023 and 2022:

			Outstanding Facility Amount as of December 31,		Effective Interest Rate as of December 31,(9) (10)
Credit Facility	Encumbered Properties (1)		2023	2022	2023		2022		Interest Rate		Maturity
			(In thousands)	(In thousands)
Prior Credit Facility:
Revolving Credit Facility			$—	$30,000	—%		7.26%		Variable		Mar. 2024	(8)

Term Loan			—	150,000	—%		5.11%		Fixed	(6)	Mar. 2024
Deferred financing costs			—	(1,750)
Term Loan, net			—	148,250
Total Prior Credit Facility	—		$—	$178,250

Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$206,944	$210,483	7.86%		5.90%		Variable	(7)	Nov. 2026
KeyBank Facility	10	(3)	139,334	141,564	7.91%		6.60%		Variable	(7)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$346,278	$352,047

Other Facilities:
MOB Warehouse Facility	5	(4)	14,748	—	8.36%		—%		Variable	(7)	Dec. 2026

Total Credit Facilities	26		$361,026	$530,297	7.90%	(5)	5.94%	(5)
_______
(1)Encumbered properties are as of December 31, 2023.
(2)Secured by first-priority mortgages on 11 of the Company’s SHOPs as of December 31, 2023 with an aggregate carrying value of $351.3 million.
(3)Secured by first-priority mortgages on 10 of the Company’s SHOPs as of December 31, 2023 with an aggregate carrying value of $262.8 million.
(4)Secured by first-priority mortgages on five of the Company’s MOBs as of December 31, 2023 with an aggregate carrying value of $23.0 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2023 and 2022, respectively.
(6)Variable rate loan, based on SOFR, all of which was economically fixed as a result of entering into “pay-fixed” interest rate swap agreements (the Company designates its SOFR “pay-fixed” interest rate swaps against all 30-day SOFR debt, see Note 7 — Derivatives and Hedging Activities for additional details).
(7)The effective rates above only include the impact of designated hedging instruments. The Company also has seven non-designated interest rate cap agreements with an aggregate notional amount of $364.2 million which limits 30-day SOFR to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive loss (see discussion below and Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these interest rate caps on these non-designated derivatives, the economic interest rate on the Capital One Fannie Mae Facility was 5.89%, the economic interest rate on the KeyBank Fannie Mae Facility was 5.95% and the economic interest rate on the MOB Warehouse Facility was 6.50%. as of December 31, 2023. The economic interest rate on the Capital One Fannie Mae Facility was 5.26% and the economic interest rate on the KeyBank Fannie Mae Facility was 5.96% as of December 31, 2022.
(8)During the year ended December 31, 2022, the Company exercised its option to extend the maturity one year to March 2024.
(9)Effective interest rate below for variable rate debt gives effect to any “pay-fixed” swaps entered into by the Company allocated to the loan for presentation purposes. If no “pay-fixed” swaps are allocated, the effective interest rate below represents the variable rate (or contractual floor if appropriate) and the applicable margin in effect as of December 31, 2023 and 2022.
As of December 31, 2023, the carrying value of our real estate investments, at cost was $2.6 billion, with $1.3 billion of this amount pledged as collateral for mortgage notes payable, $614.0 million of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $23.0 million of this amount pledged to secure advances under the MOB Warehouse Facility. All of the real estate assets pledged to secure debt or comprising the borrowing base of the relevant facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with such real estate assets is satisfied or the asset is removed from the borrowing base of the relevant facilities, which would impact availability thereunder.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Unencumbered real estate investments, at cost as of December 31, 2023 was $635.9 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans, adding them to the borrowing base of the Fannie Mae Master Credit Facilities or MOB Warehouse Facility, or other future financings.
Prior Credit Facility
The Prior Credit Facility consisted of two components, a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan were interest-only and would have matured on March 13, 2024. The Prior Credit Facility was fully repaid and terminated in May 2023 with net proceeds provided by the Barclays MOB Loan (see Note 4 — Mortgage Notes Payable, Net for details).
Amounts outstanding under the Prior Credit Facility bore interest at the Company’s option of either (i) SOFR, plus an applicable margin that ranges, depending on the Company’s leverage, from 2.10% to 2.85% or (ii) the Base Rate (as defined in the Prior Credit Facility), plus an applicable margin that ranged, depending on the Company’s leverage, from 0.85% to 1.60%. For the period from January 1, 2023 through the termination of the Prior Credit Facility in May 2023, the Company elected to use the SOFR option for all of its borrowings under the Prior Credit Facility. At termination, the Company wrote off the remaining deferred financing costs associated with the Prior Credit Facility of $2.6 million which is included in interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
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
As of December 31, 2023, $346.3 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Until June 30, 2023, borrowings under the Fannie Mae Master Credit Facilities bore annual interest at a rate that varied on a monthly basis and was equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). Effective July 1, 2023, the Fannie Mae Master Credit Facilities automatically transitioned to SOFR-based borrowings with monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.
In the year ended December 31, 2023, the Company provided cash deposits totaling $11.8 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amount per the debt agreements. This amount is recorded as restricted cash and is pledged as additional collateral for the Fannie Mae Master Credit Facilities. This deposit will be refunded the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
MOB Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One (the “MOB Warehouse Facility”) to provide up to $50.0 million of variable-rate financing.
As of December 31, 2023, $14.7 million was outstanding under the MOB Warehouse Facility. The Company may request future advances under the MOB Warehouse Facility by adding eligible MOBs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the MOB Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Interest Rate Swaps Designated to Credit Facilities
As of December 31, 2023, the Company did not have any interest rate swaps designated to any of its credit facilities. As of December 31, 2022, the Company had $150.0 million of SOFR-based interest swap agreements, which were allocated to the Term Loan, and $50.0 million of LIBOR-based interest swap agreements which were allocated to the Capital One Facility. These swaps were all terminated in the year ended December 31, 2023. The Term Loan was fully repaid in the year ended December 31, 2023, but the Capital One Facility remains outstanding.
Non-Designated Interest Rate Caps Required by Credit Facilities
As of December 31, 2023, the Company had seven SOFR-based interest rate cap agreements with an aggregate current effective notional amount of $364.2 million which caps SOFR at 3.50% with terms through January 2027. The Company does not apply hedge accounting to these agreements and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss (see Note 7 — Derivatives and Hedging Activities for additional disclosure regarding the Company’s derivatives).
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements. Periodically, the Company renews these interest rate cap agreements upon their expiration. During the year ended December 31, 2023, the Company paid premiums of $9.6 million to renew five interest rate caps with an aggregate notional amount of $289.4 million which matured in the year ended December 31, 2023. The Company also paid a premium of $0.4 million for a new interest rate cap with a notional amount of $14.7 million in connection with the MOB Warehouse Facility.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2023 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2024	$1,178	$5,769	$6,947
2025	13,270	5,769	19,039
2026	379,393	349,488	728,881
2027	922	—	922
2028	116,989	—	116,989
Thereafter	309,627	—	309,627
Total	$821,379	$361,026	$1,182,405
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
The Company had no LIBOR-based borrowings or derivative instruments as of December 31, 2023. As of December 31, 2023, the Company had $346.3 million of variable-rate, SOFR-based borrowings under the Fannie Mae Master Credit Facilities which automatically transitioned from variable-rate, LIBOR-based borrowings on July 1, 2023. As of December 31, 2023, the Company had SOFR-based interest rate caps with an aggregate notional amount of $349.4 million which are not designated as hedging instruments which also transitioned from LIBOR-based contracts effective July 1, 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
During the year ended December 31, 2022, the Company converted $150.0 million of its “pay-fixed” swaps on its Prior Credit Facility from LIBOR to SOFR, as well as its $378.5 million Capital One MOB Loan and the related “pay-fixed” swap from LIBOR to SOFR. During the year ended December 31, 2023, the Company terminated its remaining $50.0 million of LIBOR-based “pay-fixed” swaps. The “pay-fixed” swaps were terminated in an asset position and the Company received $5.4 million in cash following the termination. This amount was included in accumulated other comprehensive income (“AOCI”), and will amortize into earnings as a reduction to interest expense through March 2024 (the original term of the swap and variable hedged debt). See Note 7 — Derivatives and Hedging Activities for additional details.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2023
Derivative assets, at fair value (non-designated)	$—	$6,111	$—	$6,111
Derivative assets, at fair value (designated)	—	22,259	—	22,259
Total	$—	$28,370	$—	$28,370

December 31, 2022
Derivative assets, at fair value (non-designated)	$—	$3,737	$—	$3,737
Derivative assets, at fair value (designated)		36,910		36,910
Total	$—	$40,647	$—	$40,647
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2023.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments Held-for-Use
The Company has impaired real estate investments held-for-use, which are carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2023 and 2022.
As of December 31, 2023, the Company owned 12 held-for-use properties (eight MOBs, three SHOPs and one land parcel) for which the Company has reconsidered its expected holding periods, of which four properties (one MOB and two SHOPs and one land parcel) are being marketed for sale.
As of December 31, 2022, the Company owned 17 held-for-use properties (nine MOB and eight SHOPs) for which the Company had reconsidered its expected holding periods, of which 10 properties (two MOBs and eight SHOPs) were being marketed for sale.
As a result, the Company evaluated the impact on its ability to recover the carrying values of the properties noted above and recorded impairment charges to write these properties down to their estimated fair values. The Company had also previously written down other held-for-use properties which have subsequently been sold.
See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments Held-for-Sale
Real estate investments held-for-sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held-for-sale as of December 31, 2023 and 2022.
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
December 31, 2023
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31, 2023		December 31, 2022
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$820,106	$787,665	$583,817	$550,626
Prior Credit Facility	3	$—	$—	$180,000	$179,496
Fannie Mae Master Credit Facilities	3	$346,278	$346,996	$352,047	$353,034
MOB Warehouse Facility	3	$14,748	$14,796	$—	$—
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022:

		December 31,
(In thousands)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$22,259	$36,910
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$6,111	$3,737
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2023 and 2022, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2023		December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
SOFR-based interest rate “pay-fixed” swaps	1	$378,500	7	$528,500
LIBOR-based interest rate “pay-fixed” swaps	—	—	2	50,000
Total interest rate “pay-fixed” swaps	1	$378,500	9	$578,500

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the periods ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	$5,324	$50,098	$14,322
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings as reductions to (increases in) interest expense	$18,770	$(1,153)	$(11,010)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$66,078	$51,740	$47,900
As of December 31, 2023, the Company had one interest rate swap that is designated as a cash flow hedge. The interest rate swap is used as part of the Company’s interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount. During the years ended December 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures in December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
MOB Loan Swap Termination
In connection with the refinancing of the $250.0 million loan made by Capital One, National Association and certain other lenders to certain subsidiaries of the OP on June 30, 2017 (the “MOB Loan”), during the fourth quarter of 2019, the Company terminated two interest rate swaps with an aggregate notional amount of $250.0 million for a payment of approximately $2.2 million. Following these terminations, $2.2 million was recorded in AOCI and was being recorded as an adjustment to interest expense over the original term of the two terminated swaps and the MOB Loan prior to its refinancing. For the years ended December 31, 2022 and 2021, the Company reclassified $0.4 million and $0.9 million, respectively, from AOCI as increases to interest expense. No amounts remained in AOCI related to these previously terminated swaps as of December 31, 2023 and 2022.
2023 Swap Terminations
During the year ended December 31, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million and six SOFR-based interest rate swap agreements with an aggregate notional amount of $150.0 million. These borrowings were hedging a portion of the Company’s aggregate SOFR and LIBOR-based borrowings. The swaps were terminated in asset positions, and the Company received $1.9 million in cash from the LIBOR-based swap terminations, and $3.5 million in cash from the SOFR-based swap terminations. Because the Company continues to carry variable-rate borrowings in excess of the notional amounts of the terminated swaps, these amounts were included in AOCI and will be amortized into earnings as a reduction to interest expense from the termination dates of the swaps through March 2024 (the original term of the swap and the Prior Credit Facility). For the year ended December 31, 2023, the Company reclassified $4.2 million from AOCI as decreases to interest expense. The remaining $1.2 million associated with the 2023 terminated swaps in AOCI as of December 31, 2023 will be reclassified into earnings as a decrease to interest expense through March 2024.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, from January 1, 2024 through December 31, 2024, the Company estimates that $13.5 million will be reclassified from other comprehensive income as a decrease to interest expense relating to the “pay-fixed” swaps designated as derivatives, inclusive of the reclassifications from the 2023 swap terminations described above.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	7	$364,170	7	$354,624
__________
(1)Notional amount represents the currently active interest cap contract and excludes one inactive cap agreements (included in the instrument count) with a notional amount of $52.6 million as of December 31, 2022, which took effect upon the expiration of a similar cap included above and effectively extended the term for the same notional amount.
(2)All of the Company’s interest rate cap agreements limit 30-day SOFR to 3.50% with terms through January 2027. The actual 30-day SOFR rates during the fourth quarter of 2022 exceeded the strike price rate of 3.50%, and since then the Company has received cash payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
These derivatives are used to manage the Company’s exposure to interest rate movements, but the Company has not elected to apply hedge accounting. As of December 31, 2023, the Company had entered into seven SOFR-based interest rate caps with a notional amount of $364.2 million which limit 30-day SOFR borrowings to 3.50% and have varying expiration dates through January 2027.
Beginning in the fourth quarter of 2022, LIBOR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Capital One Facility, KeyBank Facility and MOB Warehouse Facility. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to earnings and are presented within (loss) gain on non-designated derivatives in our consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, (loss) gain on non-designated derivatives were a loss of $2.0 million (including cash received of $5.6 million), a gain of $3.8 million (including cash received of $0.3 million) and a gain of $37,000, respectively.
The Company paid premiums of $9.6 million to renew five interest rate caps with an aggregate notional amount of $289.4 million which matured in the year ended December 31, 2023, and the Company also paid $0.4 million for a new interest rate cap entered into during the year ended December 31, 2023 for a notional amount of $14.7 million. One interest rate cap with a notional amount of $60.0 million matures in April 2024, which represents the next interest rate cap maturity. The Company is required to maintain an aggregate notional value of its interest rate caps equal to the aggregate principal value of its Fannie Mae Credit Facilities, and accordingly expects to renew this maturing cap which is actively hedging exposure to SOFR at a strike price of 3.50%. All of the Company’s LIBOR-based interest rate caps were transitioned to SOFR-based contracts effective July 1, 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023 and 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2023	$28,370	—	—	$28,370	—	—	$28,370
December 31, 2022	$40,647	—	—	$40,647	—	—	$40,647
Credit-Risk-Related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2023 there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of December 31, 2023 and 2022, the Company had 111,545,018 and 105,080,531 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020. Since October 2020, the Company has issued an aggregate of approximately 19.0 million shares in respect to the stock dividends. No other additional shares of common stock were issued during the years ended December 31, 2023 or 2022. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends (including the January 2024 stock dividend), and are noted as such throughout the accompanying financial statements and notes. Any future issuances of stock dividends will also result in retroactive adjustments. See Note 1 — Organization for additional information.
On March 31, 2023, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2022, which was approved by the Board on March 31, 2023. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
On August 13, 2020, in order to strategically maintain the Company’s liquidity in light of the continued impact of COVID-19 pandemic and to comply with an amendment to the Prior Credit Facility described in Note 5 — Credit Facilities, Net, which restricted the Company from repurchasing shares, the Board determined that, effective on August 14, 2020, repurchases under the SRP would be suspended. The Board also rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
The table below reflects the number of shares repurchased and the average price per share (retroactively adjusted for the stock dividends), under the SRP and does not include any repurchases under tender offers cumulatively through December 31, 2023:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2022	4,896,620	$20.60
Year ended December 31, 2023	—	—
Cumulative repurchases as of December 31, 2023	4,896,620	20.60
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2023, 2022 and 2021, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its Board in its discretion. In May 2023, the stockholder rights plan expired and was not renewed or replaced. No purchase rights were executed pursuant to this agreement.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019 (see details below), the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock as of December 31, 2023. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the Preferred Stock Equity Line (as defined below) and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the offering in May 2021 (described below). The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2023 and 2022.
In connection with an underwritten offering in October 2021, the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”). As a result of an underwritten offering in October 2021, the Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2023 and 2022.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Series A Preferred Stock
Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after December 11, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Series A Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into common stock have not been met as of December 31, 2023. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2023, 2022 and 2021.
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
Series A Preferred Stock Add-On Offering
On May 11, 2021, the Company completed an underwritten public offering of 2,352,144 shares (which includes 152,144 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares) of its Series A Preferred Stock for net proceeds of $56.0 million after deducting the underwriters’ discount, structuring fee and other offering costs aggregating to $2.9 million. Pursuant to the terms of the Prior Credit Facility, all proceeds were used to repay amounts outstanding under the Prior Credit Facility.
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
December 31, 2023
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
In the year ended December 31, 2021, the Company determined that it was not probable that additional proceeds would be received from the Preferred Stock Equity Line and later terminated the Preferred Stock Equity Line. As a result, the Company expensed the remaining balance of prepaid costs, which totaled $1.2 million, within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income during the year ended December 31, 2021.
The Company did not sell any Series A Preferred Stock under the Preferred Stock Equity Line during the year ended December 31, 2021.
Series B Preferred Stock
Series B Preferred Stock — Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in the amount of $1.78125 per share each year, which is equivalent to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after October 6, 2026, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.125% of the $25.00 liquidation preference per share per annum (equivalent to $2.28125 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series B Preferred Stock into common stock have not been met as of December 31, 2023. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2023 and 2022.
The Series B Preferred Stock ranks on parity with the Company’s Series A Preferred Stock, and senior to its common stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Pursuant to the terms of the Prior Credit Facility, all proceeds were used to repay amounts outstanding under the Prior Credit Facility.
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
On August 13, 2020, the Board changed the Company’s common stock distribution policy in order to preserve the Company’s liquidity and maintain additional financial flexibility in light of the continued COVID-19 pandemic and to comply with an amendment to the Prior Credit Facility (see Note 5 — Credit Facility, Net for additional information) which restricted the Company from paying distributions on common stock. Under the new policy, distributions authorized by the Board on the Company’s shares of common stock, if and when declared, are now paid on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s estimated per share net asset value of common stock in effect on the applicable date, based on a single record date to be specified at the beginning of each quarter. The following table details these stock dividends:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Stock Dividend Declaration Date	Stock Dividend Issue Date	Quarterly Stock Dividend Rate (per share)
October 1, 2020	October 15, 2020	0.013492
January 4, 2021	January 15, 2021	0.013492
April 2, 2021	April 15, 2021	0.014655
July 1, 2021	July 15, 2021	0.014655
October 1, 2021	October 15, 2021	0.014655
January 3, 2022	January 15, 2022	0.014655
April 1, 2022	April 18, 2022	0.014167
July 1, 2022	July 15, 2022	0.014167
October 3, 2022	October 17, 2022	0.014167
January 3, 2023	January 18, 2023	0.014167
April 3, 2023	April 17, 2023	0.015179
July 3, 2023	July 17, 2023	0.015179
October 2, 2023	October 16, 2023	0.015179
January 3, 2024	January 16, 2024	0.015179
Tax Characteristics of Dividends
All common dividends in the years ended December 31, 2023, 2022 and 2021 were issued as stock dividends, which do not represent taxable dividends to shareholders for U.S. federal income tax purposes. All dividends paid on the Series A Preferred Stock and Series B Preferred Stock were considered 100% return of capital for tax purposes for the years ended December 31, 2023, 2022 and 2021.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2023 and 2022, the Special Limited Partner owned 10,710 and 10,094 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2023 and 2022, the Advisor held 90 partnership units in the OP designated as “Common OP Units.”
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through December 31, 2023.
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of December 31, 2023, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the Performance Condition is considered probable to occur. Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No variable management incentive fee was incurred for the years ended December 31, 2023, 2022 and 2021.
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
December 31, 2023
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the year ended December 31, 2023, 2022 and 2021, the Company incurred $10.6 million, $8.8 million and $9.4 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss. In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.3 million in the year ended December 31, 2022. Additionally, the Company incurred $0.3 million of severance costs for terminated employees in the year ended December 31, 2023.
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
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the Advisory Agreement Amendment for the prior year ended December 31st. Initially, for the year ended December 31, 2019; (a) the Fixed Component was equal to $6.8 million and (b) the Variable Component was equal to (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.29%. As of December 31, 2023 and 2022, the Fixed Component exceeded the Variable Component for both periods, and the Capped Reimbursement Amount was $8.0 million and $7.8 million, respectively. The Company expects that the Capped Reimbursement Amount for the year ended December 31, 2024 will be approximately $8.2 million.
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
Professional Fee Credit Due from the Advisor
Prior to the COVID-19 pandemic, the Advisor had awarded bonuses to its employees, or employees of its affiliates, in March of each year as an all-cash award, prorated for the amount of time spent providing administrative services relating to the Company. Such bonus amounts were paid by the Advisor to its employees, or employees of its affiliates, throughout the year subsequent to the year in which such services were rendered.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The bonus awards for the year ended December 31, 2020 (the “2020 Bonus Awards”) were awarded in May 2021. The finalized cash amounts of the 2020 Bonus Awards were less than the estimates provided to the Company by the Advisor throughout the year ended December 31, 2020, which resulted in a credit for professional fees to due to the Company from the Advisor of $1.0 million. The finalized cash amounts were less than the estimated amounts due to, among other things, forfeitures of bonuses related to employees of the Advisor, or its affiliates, who were terminated or resigned prior to payment (including the Company’s former chief financial officer) and a general reduction in final bonuses for remaining personnel to mitigate the negative impacts of the COVID-19 pandemic. The 2020 Bonus Awards were paid by the Advisor to its employees, or employees of its affiliates, over a ten-month period from June 2021 to April 2022.
As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.0 million, which was recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction to general administrative expenses. Pursuant to authorization by the independent members of the Company’s Board, the $1.0 million receivable was required to be repaid to the Company on a pro rata basis over a six-month period from November 2021 through April 2022. As of December 31, 2022, the entire amount was repaid by the Advisor.
Reimbursements for the cash portion of 2021 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2021 in accordance with estimates provided by the Advisor. These bonus awards were awarded in April 2022, and were paid to employees over a ten-month period from July 2022 to April 2023.
Reimbursements for the cash portion of 2022 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2022 in accordance with estimates provided by the Advisor. These bonus awards were awarded in June 2023, and are being paid to employees over a six-month period from October 2023 to March 2024.
Reimbursements for the cash portion of 2023 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2023 in accordance with estimates provided by the Advisor. These amounts have not yet been awarded or paid by the Advisor to its employees, or employees of its affiliates.
Summary of fees, expenses and related payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Receivable) as of
	2023	2022	2021	December 31,
(In thousands)	Incurred	Incurred	Incurred	2023	2022
One-time fees and reimbursements:
Acquisition cost reimbursements	$32	$23	$90	$—	$5
Ongoing fees and reimbursements:
Asset management fees	21,831	21,831	20,710	—	—
Property management fees (1)	4,135	4,200	3,749	97	3
Professional fees and other reimbursements (2)	10,595	8,820	9,386	198	39
Professional fees credit due from Advisor	—	—	(1,030)	—	—
Total related party operation fees and reimbursements	$36,593	$34,874	$32,905	$295	$47
__________
(1)Inclusive of $0.4 million and $0.7 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2023 and 2022.
(2)Included in general and administrative expenses in the consolidated statements of operations. Includes $6.9 million, $6.0 million and $6.2 million subject to the Capped Reimbursement Amount for the years ended December 31, 2023, 2022 and 2021, respectively.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the years ended December 31, 2023, 2022 and 2021. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the years ended December 31, 2023, 2022 and 2021. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.
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
December 31, 2023
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 4.1 million shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects the amount of restricted shares outstanding as of December 31, 2023 and activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	215,384	$21.11
Stock dividend	12,646	14.79
Granted	—	—
Vested	(68,603)	19.72
Forfeitures	—	—
Unvested, December 31, 2021	159,427	21.21
Stock Dividend	8,313	14.86
Granted	—	—
Vested	(70,397)	23.67
Forfeitures	—	—
Unvested, December 31, 2022	97,343	18.89
Stock dividend	5,171	14.27
Granted	—	—
Vested	(50,871)	20.40
Forfeitures	—	—
Unvested, December 31, 2023	51,643	16.94
As of December 31, 2023, the Company had $0.6 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. That cost is expected to be recognized over a weighted-average period of 0.6 years. Compensation expense related to restricted shares was $0.9 million, $1.2 million and $1.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
44

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2023, 2022 and 2021.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2020	$(39,673)
Other comprehensive income, before reclassifications	14,322
Amount of gain reclassified from accumulated other comprehensive income	11,010
Balance, December 31, 2021	(14,341)
Other comprehensive income, before reclassifications	50,098
Amount of gain reclassified from accumulated other comprehensive income	1,153
Balance, December 31, 2022	36,910
Other comprehensive income, before reclassifications	5,324
Amount of gain reclassified from accumulated other comprehensive income	(18,770)
Balance, December 31, 2023	$23,464
Accumulated other comprehensive income predominately relates to both realized and unrealized gains on designated derivatives. As previously discussed in Note 7 — Derivatives and Hedging, previously designated interest rate hedging instruments were terminated, and the termination costs/gains are being amortized over the term of the terminated instruments because the Company continues to carry variable-rate borrowings in excess of the notional amounts of the terminated instruments. The unamortized gain of the terminated swaps still remaining in accumulated other comprehensive income was $1.2 million as of December 31, 2023.
Note 13 — Non-Controlling Interests
Non-controlling interests on the Company’s consolidated balance sheet is comprised of the following:

	Balance as of December 31,
(In thousands)	2023	2022
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,156	3,584
Total Non-controlling Interests in the OP	5,734	6,162
Non-controlling interests in property owning subsidiaries	695	389
Total Non-controlling Interests	$6,429	$6,551

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Net loss attributable to non-controlling interests on the Company’s consolidated statement of operations is comprised of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income attributable to Series A Preferred Units held by third parties	$(185)	$(184)	$(92)
Loss attributable to Common OP Units held by third parties	317	341	373
Net loss attributable to non-controlling interests in the OP	132	157	281
Income attributable to non-controlling interests in property-owning subsidiaries	(50)	(22)	(21)
Net loss attributable to non-controlling interests	$82	$135	$260
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2023 and 2022, Series A Preferred Unit holders were paid distributions of $0.2 million.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of December 31, 2023 and 2022, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with an initial value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2023 and 2022, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,908 Common OP Units outstanding as of December 31, 2023 would be redeemable for 496,644 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Non-Controlling Interests in Property Owning Subsidiaries
The Company has investment arrangements with unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company’s property-owning subsidiaries and are entitled to receive proportionate shares of the net operating cash flows derived from the subsidiaries’ properties. Upon disposition of a property subject to non-controlling interests, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with these arrangements and the significance of its investment in relation to the investment of the third party, the Company has determined that it controls each entity in these arrangements and therefore the entities related to these arrangements are consolidated within the Company’s financial statements. A non-controlling interest is recorded for the investor’s ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Distributions
Property Name		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
(Dollar amounts in thousands)	Investment Date	2023	2023	2023	2022	2023	2022	2021
Plaza Del Rio Medical Office Campus Portfolio(1)	May 2015	$695	6.7%	$12,687	$12,455	$—	$—	$—
__________
(1)Of the six total properties in the Plaza Del Rio Medical Office Campus Portfolio, three properties were encumbered under the Capital One MOB Loan, two properties were pledged to the MOB Warehouse Facility and one property was encumbered under the Multi-Property CMBS Loan. Please see Note 4 — Mortgage Notes Payable and Note 5 — Credit Facilities for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2023, 2022 and 2021 and has been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization and Note 8 — Stockholder’s Equity for additional information):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to stockholders (in thousands)	$(86,097)	$(93,285)	$(92,942)
Basic and diluted weighted-average shares outstanding (1)	113,121,721	113,043,339	112,965,632
Basic and diluted net loss per share	$(0.76)	$(0.83)	$(0.82)
__________
(1)Weighted average number of shares of common stock outstanding for the periods presented. There were 111,545,018, 105,080,531 and 99,281,754 shares of common stock outstanding as of December 31, 2023, 2022 and 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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

	December 31,
	2023	2022	2021
Unvested restricted shares (1)	83,308	150,151	227,854
Common OP Units (2)	496,644	496,644	496,644
Class B Units (3)	439,459	439,459	439,459
Total weighted average antidilutive common share equivalents	1,019,411	1,086,254	1,163,957
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 51,643, 97,343 and 159,427 unvested restricted shares outstanding as of December 31, 2023, 2022 and 2021, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 405,998 Common OP Units outstanding as of December 31, 2023, 2022 and 2021.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 359,250 Class B Units outstanding as of December 31, 2023, 2022 and 2021.
Note 15 — Segment Reporting
The disclosures below for the years ended December 31, 2023, 2022 and 2021, are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
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
Segment Income
The Company evaluates the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net loss. The Company uses segment income to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that segment income is useful as a performance measure because, when compared across periods, segment income reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net loss.
Segment income excludes certain components from net loss in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Segment income presented by the Company may not be comparable to segment income reported by other REITs that define segment income differently.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table presents the operating financial information for the Company’s two business segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Medical Office Buildings:
Revenue from tenants	$135,449	$131,444	$122,867
Less: Property operating and maintenance	37,954	35,945	34,480
Segment income	$97,495	$95,499	$88,387

Senior Housing Operating Properties:
Revenue from tenants	$210,476	$204,402	$206,488
Less: Property operating and maintenance	179,838	177,499	171,333
Segment income	$30,638	$26,903	$35,155
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ revenue from tenants to consolidated revenue from tenants and the total reportable segments’ income to consolidated net loss attributable to common stockholders is presented below:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenue from tenants
MOBs	$135,449	$131,444	$122,867
SHOPs	210,476	204,402	206,488
Total consolidated revenue from tenants	$345,925	$335,846	$329,355

Net loss attributable to common stockholders:
Segment income:
MOBs	$97,495	$95,499	$88,387
SHOPs	30,638	26,903	35,155
Total segment income	128,133	122,402	123,542
Impairment charges	(4,676)	(27,630)	(40,951)
Operating fees to related parties	(25,527)	(25,353)	(24,206)
Acquisition and transaction related	(545)	(1,484)	(2,714)
General and administrative	(18,928)	(17,287)	(16,828)
Depreciation and amortization	(82,873)	(82,064)	(79,926)
Gain (loss) on sale of real estate investments	(322)	(125)	3,648
Interest expense	(66,078)	(51,740)	(47,900)
Interest and other income	734	27	61
Gain (loss) on non-designated derivatives	(1,995)	3,834	37
Income tax expense	(303)	(201)	(203)
Net loss attributable to non-controlling interests	82	135	260
Allocation for preferred stock	(13,799)	(13,799)	(7,762)
Net loss attributable to common stockholders	$(86,097)	$(93,285)	$(92,942)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2023	2022
ASSETS
Investments in real estate, net:
MOBs	$1,114,963	$1,121,857
SHOPs	824,694	856,440
Total investments in real estate, net	1,939,657	1,978,297
Cash and cash equivalents	46,409	53,654
Restricted cash	44,907	22,884
Derivative assets, at fair value	28,370	40,647
Straight-line rent receivable, net	26,325	25,276
Operating lease right-of-use asset	7,713	7,814
Prepaid expenses and other assets	35,781	34,554
Deferred costs, net	15,997	17,223
Total assets	$2,145,159	$2,180,349
The following table reconciles capital expenditures by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
MOBs	$10,467	$10,542	$6,152
SHOPs	14,832	17,451	12,919
Total capital expenditures	$25,299	$27,993	$19,071
Note 16 — Commitments and Contingencies
As of December 31, 2023, the Company has seven operating and six direct financing lease agreements related to certain acquisitions under leasehold interests arrangements. The seven operating leases have durations, including assumed renewals, ranging from 18.9 to 83.7 years, excluding an adjacent parking lot lease with a term of 0.8 years as of December 31, 2023. The Company did not enter into any additional ground leases during the year ended December 31, 2023. The classification of these leases were grandfathered in adoption of ASU 842, whereby they will continue to be classified as operating leases unless modified.
As of December 31, 2023, the Company’s balance sheet included ROU assets and liabilities of $7.7 million and $8.0 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheet. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases since adoption, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. During the year ended December 31, 2021, the Company sold a property which included a prepaid ground lease. Upon disposition, the carrying value of the ROU asset was $5.7 million, and was recorded as a reduction of the gain on sale for that property.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 33.5 years and a weighted-average discount rate of 7.36% as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, the Company paid cash of $0.7 million, $0.7 million and $0.8 million for amounts included in the measurement of lease liabilities and recorded total rental expense from operating leases of $0.8 million, $0.9 million and $0.9 million, on a straight-line basis in accordance with the standard, during the years ended December 31, 2023, 2022 and 2021, respectively. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2024	$632	$90
2025	588	93
2026	599	95
2027	617	97
2028	619	100
Thereafter	21,324	7,115
Total minimum lease payments	24,379	7,590
Less: amounts representing interest	(16,341)	(2,756)
Total present value of minimum lease payments	$8,038	$4,834
__________
(1)The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of December 31, 2023. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
Stock Dividend
On January 3, 2024, the Company declared a quarterly stock dividend of 0.015179 shares of the Company’s common stock on each share of the Company’s outstanding common stock. The stock dividend was payable on January 16, 2024 to holders of record of the Company’s common stock at the close of business on January 12, 2024.
Property Acquisitions
Subsequent to December 31, 2023, the Company acquired four MOB properties for an aggregate contract purchase price of $12.6 million. This acquisition was funded with a mortgage note of $7.5 million secured by the acquired properties (described below) and the remainder with cash on hand.
New Indebtedness
In connection with the acquired MOBs described above, subsequent to December 31, 2023, the Company entered into a new secured mortgage note for $7.5 million. This mortgage bears interest at an annual rate of 6.84% with no principal payments due until maturity in March 2034.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Fresenius Medical Care - Winfield, AL		AL	5/10/2013	$1,166	$152	$1,568	$—	$—	$1,720	$490
Adena Health Center - Jackson, OH	(7)	OH	6/28/2013	—	242	4,494	—	(25)	4,711	1,217
Ouachita Community Hospital - West Monroe, LA		LA	7/12/2013	—	633	5,304	—	—	5,937	1,469
CareMeridian - Littleton, CO		CO	8/8/2013	—	976	8,900	—	111	9,987	3,272
Oak Lawn Medical Center - Oak Lawn, IL		IL	8/21/2013	5,219	835	7,217	—	25	8,077	1,919
Surgery Center of Temple - Temple, TX		TX	8/30/2013	3,975	225	5,208	—	432	5,865	1,572
Greenville Health System - Greenville, SC	(9)	SC	10/10/2013	3,035	720	3,045	—	713	4,478	886
Stockbridge Family Medical - Stockbridge, GA		GA	2/21/2014	1,845	823	1,799	—	233	2,855	629
Arrowhead Medical Plaza II - Glendale, AZ	(11)	AZ	2/21/2014	7,756	—	9,758	—	2,246	12,004	3,911
Village Center Parkway - Stockbridge, GA		GA	2/21/2014	2,468	1,135	2,299	—	386	3,820	916
Creekside MOB - Douglasville, GA		GA	4/30/2014	7,229	2,709	5,320	—	1,035	9,064	2,082
Bowie Gateway Medical Center - Bowie, MD		MD	5/7/2014	9,356	983	10,321	—	426	11,730	2,802
Campus at Crooks & Auburn Building D - Rochester Mills, MI		MI	5/19/2014	3,964	640	4,166	—	164	4,970	1,266
Berwyn Medical Center - Berwyn, IL		IL	5/29/2014	—	1,305	7,559	—	196	9,060	1,897
Countryside Medical Arts - Safety Harbor, FL		FL	5/30/2014	7,284	915	7,663	—	555	9,133	2,164
St. Andrews Medical Park - Venice, FL		FL	5/30/2014	10,440	1,668	10,005	—	1,416	13,089	3,530
Campus at Crooks & Auburn Building C - Rochester Mills, MI		MI	6/3/2014	3,749	609	3,893	—	198	4,700	1,213
Laguna Professional Center - Elk Grove, CA		CA	7/15/2014	10,808	1,811	14,598	—	318	16,727	4,090
UC Davis MOB - Elk Grove, CA		CA	7/15/2014	6,918	1,138	7,242	—	294	8,674	2,199
Estate at Hyde Park - Tampa, FL	(6),(8)	FL	7/31/2014	—	1,777	20,308	—	1,130	23,215	5,799
Autumn Ridge of Clarkston - Clarkston, MI	(6),(8)	MI	8/12/2014	—	655	19,967	—	2,098	22,720	5,678
Sunnybrook of Burlington - Burlington, IA	(5)	IA	8/26/2014	—	518	16,739	—	519	17,776	4,964
Sunnybrook of Carroll - Carroll, IA	(5)	IA	8/26/2014	—	473	11,263	—	67	11,803	2,968
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(6),(8)	IA	8/26/2014	—	195	8,595	—	276	9,066	2,334
Prairie Hills at Clinton - Clinton, IA	(5)	IA	8/26/2014	—	890	18,882	—	154	19,926	5,285
Prairie Hills at Des Moines - Des Moines, IA	(5)	IA	8/26/2014	—	647	13,745	—	168	14,560	3,976
Sunnybrook of Fairfield - Fairfield, IA		IA	8/26/2014	—	340	14,115	—	353	14,808	4,016
Prairie Hills at Independence - Independence, IA		IA	8/26/2014	—	473	10,600	—	199	11,272	2,904
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA		IA	8/26/2014	—	205	10,935	—	432	11,572	2,895
Sunnybrook of Muscatine - Muscatine, IA	(5)	IA	8/26/2014	—	302	13,840	—	283	14,425	3,745
Prairie Hills at Tipton - Tipton, IA		IA	8/26/2014	—	306	10,409	—	175	10,890	2,652
Liberty Court - Dixon, IL		IL	8/29/2014	—	119	1,998	—	69	2,186	610
Lakeside Vista - Holland, MI	(5)	MI	8/29/2014	—	378	12,196	—	2,205	14,779	3,658

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
The Atrium - Rockford, IL		IL	8/29/2014	—	164	1,746	—	317	2,227	463
Arrowhead Medical Plaza I - Glendale, AZ	(11)	AZ	9/10/2014	5,228	—	6,447	—	1,644	8,091	2,361
Sunnybrook of Burlington - Land - Burlington, IA		MO	9/23/2014	—	620	—	—	—	620	—
Community Health MOB - Harrisburg, PA	(10)	PA	9/26/2014	4,921	—	6,170	—	—	6,170	1,474
Brady MOB - Harrisburg, PA	(10)	PA	9/26/2014	17,934	—	22,485	—	—	22,485	5,247
Landis Memorial - Harrisburg, PA	(10)	PA	9/26/2014	—	—	32,484	—	—	32,484	7,604
FOC II - Mechanicsburg, PA	(11)	PA	9/26/2014	13,277	—	16,473	—	173	16,646	4,462
FOC Clinical - Mechanicsburg, PA	(10)	PA	9/26/2014	15,660	—	19,634	—	—	19,634	5,176
FOC I - Mechanicsburg, PA	(11)	PA	9/26/2014	7,375	—	8,923	—	324	9,247	2,632
Copper Springs Senior Living - Meridian, ID	(12)	ID	9/29/2014	—	498	7,130	(197)	(4,073)	3,358	69
Addington Place of Brunswick - Brunswick, GA		GA	9/30/2014	—	1,509	14,402	—	616	16,527	4,160
Addington Place of Dublin - Dublin, GA		GA	9/30/2014	—	403	9,281	—	235	9,919	2,768
Addington Place of Johns Creek - Johns Creek, GA	(6),(8)	GA	9/30/2014	—	997	11,943	—	545	13,485	3,536
Allegro at Jupiter - Jupiter, FL	(5)	FL	9/30/2014	—	3,741	49,534	—	1,086	54,361	13,343
Addington Place of Lee's Summit - Lee's Summit, MO	(6),(8)	MO	9/30/2014	—	2,734	25,008	—	467	28,209	6,844
Addington Place at Mills - Roswell, GA		GA	9/30/2014	—	1,000	8,611	—	2,730	12,341	3,783
Addington Place of College Harbour - St Petersburg, FL		FL	9/30/2014	—	3,791	8,684	—	2,843	15,318	3,591
Allegro at Stuart - Stuart, FL	(5)	FL	9/30/2014	—	5,018	60,575	—	1,465	67,058	16,600
Allegro at Tarpon - Tarpon Springs, FL	(6),(8)	FL	9/30/2014	—	2,360	13,728	—	3,760	19,848	5,138
Addington Place of Titusville - Titusville, FL	(5)	FL	9/30/2014	—	1,379	13,976	—	814	16,169	4,481
Allegro at St. Petersburg - Land - St. Petersburg, FL		FL	9/30/2014	—	3,045	—	—	—	3,045	—
Gateway MOB - Clarksville, TN	(9)	TN	10/3/2014	13,953	—	16,367	—	1,127	17,494	4,681
Dyer Building - Dyer, IN		IN	10/17/2014	6,842	601	8,992	—	195	9,788	2,227
757 Building - Munster, IN		IN	10/17/2014	5,819	645	7,885	—	56	8,586	1,895
761 Building - Munster, IN		IN	10/17/2014	6,611	1,436	8,616	—	179	10,231	2,238
759 Building - Munster, IN		IN	10/17/2014	8,009	1,101	8,899	—	42	10,042	2,201
Schererville Building - Schererville, IN		IN	10/17/2014	—	1,260	935	—	153	2,348	442
Meadowbrook Senior Living - Agoura Hills, CA	(6),(8)	CA	11/25/2014	—	8,821	48,682	—	3,162	60,665	13,139
Mount Vernon Medical Office Building - Mount Vernon, WA	(9)	WA	11/25/2014	14,774	—	18,519	—	4	18,523	4,561
Wellington at Hershey's Mill - West Chester, PA		PA	12/3/2014	—	8,531	80,734	—	6,040	95,305	21,624
Eye Specialty Group Medical Building - Memphis, TN		TN	12/5/2014	6,379	775	7,223	—	—	7,998	1,721
Addington Place of Alpharetta - Alpharetta, GA		GA	12/10/2014	—	1,604	26,069	—	294	27,967	6,899

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Addington Place of Prairie Village - Prairie Village, KS	(6),(8)	KS	12/10/2014	—	1,782	21,869	—	527	24,178	6,073
Bloom MOB - Harrisburg, PA	(10)	PA	12/15/2014	13,116	—	15,928	—	517	16,445	4,003
Medical Sciences Pavilion - Harrisburg, PA	(10)	PA	12/15/2014	17,793	—	22,309	—	—	22,309	5,133
Wood Glen Nursing and Rehab Center - West Chicago, IL	(12)	IL	12/16/2014	—	1,896	16,107	(367)	(6,437)	11,199	531
Pinnacle Center - Southaven, MS		MS	12/16/2014	7,558	1,378	6,547	—	1,551	9,476	2,255
Paradise Valley Medical Plaza - Phoenix, AZ	(11)	AZ	12/29/2014	21,615	—	25,194	—	1,907	27,101	6,887
Victory Medical Center at Craig Ranch - McKinney, TX		TX	12/30/2014	—	1,596	40,475	—	1,249	43,320	9,909
Rivershores Healthcare & Rehab Centre - Marseilles, IL	(12)	IL	12/31/2014	—	1,276	6,868	(247)	(2,836)	5,061	245
Morton Terrace Healthcare & Rehab Centre - Morton, IL	(12)	IL	12/31/2014	—	709	5,649	(137)	(2,521)	3,700	181
Morton Villa Healthcare & Rehab Centre - Morton, IL	(12)	IL	12/31/2014	—	645	3,687	(125)	(1,545)	2,662	149
The Heights Healthcare & Rehab Centre - Peoria Heights, IL	(12)	IL	12/31/2014	—	214	7,952	(42)	(3,369)	4,755	296
Colonial Healthcare & Rehab Centre - Princeton, IL	(12)	IL	12/31/2014	—	173	5,871	(33)	(2,623)	3,388	212
Capitol Healthcare & Rehab Centre - Springfield, IL	(12)	IL	12/31/2014	—	603	21,699	(117)	(8,561)	13,624	735
Acuity Specialty Hospital - Mesa, AZ		AZ	1/14/2015	—	1,977	16,203	—	543	18,723	4,136
Acuity Specialty Hospital - Sun City, AZ	(12)	AZ	1/14/2015	—	2,329	15,795	(1,333)	(10,791)	6,000	—
Addington Place of Shoal Creek - Kansas City, MO	(6),(8)	MO	2/2/2015	—	3,723	22,259	—	773	26,755	6,045
Aurora Healthcare Center - Green Bay, WI		WI	3/18/2015	1,903	1,130	1,678	—	—	2,808	474
Aurora Healthcare Center - Greenville, WI		WI	3/18/2015	825	259	958	—	—	1,217	286
Aurora Healthcare Center - Kiel, WI		WI	3/18/2015	1,959	676	2,214	—	—	2,890	558
Aurora Healthcare Center - Plymouth, WI		WI	3/18/2015	17,521	2,891	24,224	—	—	27,115	6,131
Aurora Healthcare Center - Waterford, WI		WI	3/18/2015	4,773	590	6,452	—	—	7,042	1,575
Aurora Healthcare Center - Wautoma, WI		WI	3/18/2015	4,281	1,955	4,361	—	—	6,316	1,109
Arbor View Assisted Living and Memory Care - Burlington, WI		WI	3/31/2015	—	367	7,815	—	147	8,329	2,320
Advanced Orthopedic Medical Center - Richmond, VA		VA	4/7/2015	17,390	1,523	19,229	—	1,051	21,803	4,532
Palm Valley Medical Plaza - Goodyear, AZ		AZ	4/7/2015	5,458	1,890	4,940	—	1,224	8,054	1,637
Physicians Plaza of Roane County - Harriman, TN		TN	4/27/2015	6,472	1,746	7,842	—	428	10,016	2,005
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	4/29/2015	11,469	328	13,302	—	750	14,380	3,009
Medical Center I - Peoria, AZ		AZ	5/15/2015	3,064	807	1,115	—	1,919	3,841	1,324
Medical Center II - Peoria, AZ	(7)	AZ	5/15/2015	—	945	1,330	—	5,036	7,311	2,219
Commercial Center - Peoria, AZ		AZ	5/15/2015	2,358	959	1,110	—	887	2,956	682
Medical Center III - Peoria, AZ		AZ	5/15/2015	2,353	673	1,651	—	1,317	3,641	1,219
Morrow Medical Center - Morrow, GA		GA	6/24/2015	4,831	1,155	5,674	—	648	7,477	1,541
Belmar Medical Building -Lakewood, CO		CO	6/29/2015	3,775	819	4,287	—	736	5,842	1,349

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Addington Place - Northville, MI	(6),(8)	MI	6/30/2015	—	440	14,975	—	1,267	16,682	3,953
Conroe Medical Arts and Surgery Center - Conroe, TX		TX	7/10/2015	12,399	1,965	12,198	—	1,382	15,545	3,397
Medical Center V - Peoria, AZ		AZ	7/10/2015	3,675	1,089	3,200	—	1,133	5,422	1,218
Legacy Medical Village - Plano, TX		TX	7/10/2015	29,647	3,755	31,097	—	2,318	37,170	7,742
Scripps Cedar Medical Center - Vista, CA		CA	8/6/2015	14,282	1,213	14,596	—	2,097	17,906	3,550
Ramsey Woods Memory Care - Cudahy, WI		WI	10/2/2015	—	930	4,990	—	176	6,096	1,305
East Coast Square West - Cedar Point, NC		NC	10/15/2015	4,099	1,535	4,803	—	6	6,344	1,092
East Coast Square North - Morehead City, NC		NC	10/15/2015	3,794	899	4,761	—	211	5,871	1,094
Eastside Cancer Institute - Greenville, SC		SC	10/22/2015	6,041	1,498	6,637	—	779	8,914	1,667
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR		OR	10/22/2015	—	433	2,623	—	—	3,056	579
Courtyard Fountains - Gresham, OR		OR	12/1/2015	—	2,476	50,601	—	2,607	55,684	12,346
Presence Healing Arts Pavilion - New Lenox, IL	(9)	IL	12/4/2015	4,422	—	6,768	—	76	6,844	1,575
Mainland Medical Arts Pavilion - Texas City, TX		TX	12/4/2015	5,546	320	7,923	—	340	8,583	2,007
Renaissance on Peachtree - Atlanta, GA	(5)	GA	12/15/2015	—	4,535	68,895	—	3,778	77,208	15,621
Fox Ridge Senior Living at Bryant - Bryant, AR	(12)	AR	12/29/2015	6,647	1,687	12,936	(557)	(6,152)	7,914	418
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	12/29/2015	15,242	6,896	20,579	—	687	28,162	5,549
Fox Ridge North Little Rock - North Little Rock, AR	(9)	AR	12/29/2015	9,458	—	19,265	—	548	19,813	4,730
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	4/7/2017	6,952	1,459	9,300	—	—	10,759	2,044
Northside Hospital - Canton, GA		GA	7/13/2017	7,830	3,408	8,191	—	519	12,118	1,498
West Michigan Surgery Center - Big Rapids, MI		MI	8/18/2017	4,022	258	5,677	—	—	5,935	954
Camellia Walk Assisted Living and Memory Care - Evans, GA	(5)	GA	9/28/2017	—	1,854	17,372	—	1,347	20,573	3,989
Cedarhurst of Collinsville - Collinsville, IL		IL	12/22/2017	—	1,228	8,652	—	417	10,297	1,662
Beaumont Medical Center - Warren, MI		MI	12/22/2017	7,199	1,078	9,525	—	20	10,623	1,594
DaVita Dialysis - Hudson, FL		FL	12/22/2017	1,576	226	1,979	—	121	2,326	333
DaVita Bay Breeze Dialysis Center - Largo, FL		FL	12/22/2017	1,019	399	896	—	209	1,504	188
Greenfield Medical Plaza - Gilbert, AZ		AZ	12/22/2017	4,148	1,476	4,144	—	500	6,120	793
RAI Care Center - Clearwater, FL		FL	12/22/2017	2,609	624	3,156	—	70	3,850	506
Illinois CancerCare - Galesburg, IL		IL	12/22/2017	1,920	290	2,457	—	—	2,747	441
UnityPoint Clinic - Muscatine, IA		IA	12/22/2017	—	570	4,541	—	18	5,129	779
Lee Memorial Health System Outpatient Center - Ft. Myers		FL	12/22/2017	3,751	439	4,374	—	722	5,535	879
Decatur Medical Office Building - Decatur, GA	(9)	GA	12/22/2017	3,078	695	3,273	—	573	4,541	629

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Madison Medical Plaza - Joliet, IL	(9)	IL	12/22/2017	11,878	—	16,855	—	135	16,990	2,566
Woodlake Office Center - Woodbury, MN		MN	12/22/2017	8,507	1,017	10,688	—	1,460	13,165	2,064
Rockwall Medical Plaza - Rockwall, TX		MN	12/22/2017	4,138	1,097	4,582	—	427	6,106	889
MetroHealth Buckeye Health Center - Cleveland, OH		OH	12/22/2017	3,396	389	4,367	—	255	5,011	805
UnityPoint Clinic - Moline, IL		IL	12/22/2017	—	396	2,880	—	5	3,281	494
VA Outpatient Clinic - Galesberg, IL		IL	12/22/2017	—	359	1,852	—	—	2,211	363
Philip Professional Center - Lawrenceville, GA		GA	12/22/2017	6,591	1,285	6,714	—	265	8,264	1,246
Texas Children’s Hospital - Houston, TX		TX	3/5/2018	4,133	1,368	4,428	—	116	5,912	855
Florida Medical Heartcare - Tampa, FL		FL	3/29/2018	1,686	586	1,902	—	—	2,488	307
Florida Medical Somerset - Tampa, FL		FL	3/29/2018	967	61	1,366	—	—	1,427	199
Florida Medical Tampa Palms - Tampa, FL		FL	3/29/2018	1,046	141	1,402	—	—	1,543	209
Florida Medical Wesley Chapel - Tampa, FL		FL	3/29/2018	1,675	485	1,987	—	—	2,472	335
Aurora Health Center - Milwaukee, WI		WI	4/17/2018	3,690	1,014	4,041	—	224	5,279	746
Vascular Surgery Associates - Tallahassee, FL		FL	5/11/2018	4,260	902	5,383	—	—	6,285	851
Glendale MOB - Farmington Hills, MI		MI	8/28/2018	8,708	504	12,332	—	13	12,849	1,702
Crittenton Washington MOB - Washington Township, MI		MI	9/12/2018	3,420	640	4,090	—	316	5,046	647
Crittenton Sterling Heights MOB - Sterling Heights, MI		MI	9/12/2018	2,949	1,398	2,695	—	258	4,351	550
Advocate Aurora MOB - Elkhorn, WI		WI	9/24/2018	7,683	181	9,452	—	—	9,633	1,361
Pulmonary & Critical Care Med - Lemoyne, PA		PA	11/13/2018	3,530	621	3,805	—	—	4,426	564
Dignity Emerus Blue Diamond - Las Vegas, NV		NV	11/15/2018	15,078	2,182	16,594	—	129	18,905	2,351
Dignity Emerus Craig Rd - North Las Vegas, NV		NV	11/15/2018	21,329	3,807	22,803	—	132	26,742	3,243
Greenfield MOB - Greenfield, WI		WI	1/17/2019	8,081	1,552	8,333	—	247	10,132	1,110
Milwaukee MOB - South Milwaukee, WI		WI	1/17/2019	4,348	410	5,041	—	—	5,451	653
St. Francis WI MOB - St. Francis, WI		WI	1/17/2019	9,947	865	11,355	—	251	12,471	1,526
Lancaster Medical Arts MOB - Lancaster, PA		PA	6/20/2019	3,051	85	4,417	—	—	4,502	475
Women’s Healthcare Group MOB - York, PA		PA	6/21/2019	1,887	624	2,161	—	—	2,785	263
Pioneer Spine Sports - Northampton, MA		MA	7/22/2019	1,554	435	1,858	—	—	2,293	252
Pioneer Spine Sport - Springfield, MA		MA	7/22/2019	1,940	333	2,530	—	—	2,863	311
Pioneer Spine Sports - West Springfield, MA		MA	7/22/2019	3,164	374	4,295	—	—	4,669	520
Felicita Vida - Escondido, CA		CA	9/3/2019	—	1,677	28,953	—	546	31,176	3,823
Cedarhurst of Edwardsville - Edwardsville, IL		IL	1/10/2020	—	321	9,032	—	105	9,458	1,083

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
UMPC Sir Thomas Court - Harrisburg, PA		PA	1/17/2020	4,756	745	6,272	—	—	7,017	669
UMPC Fisher Road - Mechanicsburg, PA		PA	1/17/2020	3,111	747	3,844	—	—	4,591	447
Swedish American MOB - Roscoe, IL		IL	1/22/2020	4,379	599	5,862	—	—	6,461	790
Cedarhurst of Sparta - Sparta, IL		IL	1/31/2020	—	381	13,807	—	103	14,291	1,632
UMPC Chambers Hill - Harrisburg, PA		PA	2/3/2020	3,210	498	4,238	—	—	4,736	441
Cedarhurst of Shiloh - Shiloh, IL		IL	3/13/2020	12,745	376	28,299	—	129	28,804	2,990
Bayshore Naples Memory Care - Naples, FL		FL	3/20/2020	—	3,231	17,112	—	879	21,222	1,805
Circleville MOB - Circleville, OH		OH	12/7/2020	3,430	765	4,011	—	130	4,906	376
Kingwood Executive Center - Kingwood, TX		TX	1/6/2021	3,920	1,522	4,166	—	96	5,784	389
OrthoOne Hilliard - Hilliard, OH		OH	5/28/2021	2,710	760	3,118	—	120	3,998	344
South Douglas MOB - Midwest City, OK		OK	6/23/2021	3,044	628	3,863	—	—	4,491	321
Fort Wayne Opthomology Engle - Fort Wayne, IN		IN	6/29/2021	4,642	516	6,124	—	—	6,640	434
Fort Wayne Opthomology Dupont - Fort Wayne, IN		IN	6/29/2021	2,272	597	2,653	—	—	3,250	243
St. Peters Albany 2 Palisades - Albany, NY		NY	6/30/2021	3,292	516	4,342	—	—	4,858	337
Hefner Pointe Medical Center - Oklahoma City, OK		OK	6/30/2021	3,943	678	4,819	—	144	5,641	380
St. Peters Troy 2 New Hampshire - Troy, NY		NY	6/30/2021	1,932	330	2,444	—	76	2,850	192
St Peters - Albany, NY - 4 Palisades		NY	7/30/2021	2,079	542	2,416	—	110	3,068	226
St Peters - Albany, NY - 5 Palisades		NY	7/30/2021	4,053	593	5,359	—	28	5,980	385
St Lukes Heart Vascular Center - East Stroudsburg		PA	8/31/2021	2,470	363	3,224	—	58	3,645	206
Metropolitan Eye Lakeshore Surgery - St. Clair, MI		MI	8/31/2021	3,277	203	4,632	—	—	4,835	287
Naidu Clinic - Odessa, TX		TX	9/1/2021	2,151	730	2,409	—	35	3,174	164
Belpre V Cancer Center - Belpre, OH		OH	9/30/2021	44,084	1,153	63,894	—	—	65,047	3,729
Center for Advanced Dermatology - Lakewood, CO		CO	12/1/2021	1,997	1,034	1,874	—	38	2,946	119
Florida Medical Clinic - Tampa, FL		FL	12/1/2021	1,645	1,104	1,137	—	187	2,428	96
Pensacola Nephrology MOB - Pensacola, FL		FL	12/29/2021	4,541	1,579	5,121	—	—	6,700	270
Millennium Eye Care - Freehold, NJ		NJ	5/26/2022	4,506	635	6,014	—	—	6,649	288
Atlanta Gastroenterology Associates - Lawrenceville, GA		GA	6/29/2022	2,381	2,639	2,263	—	—	4,902	81
Bone and Joint Specialists - Merrillville, IN		IN	6/29/2022	3,322	1,014	2,499	—	—	3,513	100
Eastern Carolina ENT - Greenville, NC		NC	12/21/2022	4,399	663	5,828	—	—	6,491	160
St. Peters - Albany, NY		NY	3/1/2023	11,611	1,331	15,802	—	—	17,133	346
Hope Orthopedics - Salem, OR		OR	3/24/2023	2,977	754	3,639	—	—	4,393	85
OSF Healthcare - Dwight, IL	(7)	IL	9/28/2023	—	254	2,960	—	—	3,214	21
OSF Healthcare - Godfrey, IL	(7)	IL	9/28/2023	—	1,034	4,668	—	—	5,702	34

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)

				Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances at December 31, 2023	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022(1) (2)	Accumulated Depreciation(3) (4)
Fannie Mae Master Credit Facilities (5)(6)			346,278
MOB Warehouse Facility (7)			14,748

Total			$1,182,405	$211,142	$2,073,990	$(3,155)	$46,362	$2,328,339	$458,010
__________
(1)Acquired intangible lease assets allocated to individual properties in the amount of $293.3 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2023 is $2.1 billion.
(3)The accumulated depreciation column excludes $224.0 million of accumulated amortization associated with acquired intangible lease assets.
(4)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and 5 years for fixtures.
(5)These properties collateralize the Capital One Facility, which had $206.9 million of outstanding borrowings as of December 31, 2023.
(6)These properties collateralize the KeyBank Facility, which had $139.3 million of outstanding borrowings as of December 31, 2023.
(7)These properties collateralize the MOB Warehouse Facility, which had $14.7 million of outstanding borrowings as of December 31, 2023.
(8)These properties were acquired from American Realty Capital Healthcare Trust III, Inc. in 2017, which was a related party to the Company’s Advisor.
(9)Some or all of the land underlying these properties is subject to an operating land lease. The related right-of-use assets are separately recorded. See Note 16 — Commitments and Contingencies for additional information.
(10)The building amount for these properties represents combined direct financing leases for the total assets as the land element was not required to be bifurcated under ASU 840. See Note 16 — Commitments and Contingencies for additional information.
(11)These properties were previously subject to operating land leases which have either been prepaid or otherwise satisfied as of December 31, 2023.
(12)These properties have been impaired as of December 31, 2023. See Note 3 — Real Estate Investments, Net “Assets Held for Use and Related Impairments” for additional information.

Healthcare Trust, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2023
(In thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(In thousands)	2023	2022	2021
Real estate investments, at cost (1):
Balance at beginning of year	$2,295,587	$2,345,708	$2,211,451
Additions-acquisitions and capital expenditures	51,923	44,926	98,364
Disposals, impairments and reclasses (2)	(19,171)	(95,047)	35,893
Balance at end of the year	$2,328,339	$2,295,587	$2,345,708

Accumulated depreciation (1):
Balance at beginning of year	$397,982	$328,095	$260,399
Depreciation expense	64,445	63,143	63,393
Disposals, impairments and reclasses (2)	(4,417)	6,744	4,303
Balance at end of the year	$458,010	$397,982	$328,095
__________
(1)Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.
(2)Includes amounts relating to dispositions and impairment charges on assets for the years ended December 31, 2023, 2022 and 2021.