Form 10-K/A
period 2023-12-31
Healthcare Trust, Inc.
filed 2024-03-22
CIK 1561032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers LLP	New York, New York

EXPLANATORY NOTE

Healthcare Trust, Inc., a Maryland corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2023 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original 10-K”) which inadvertently (i) removed reference to the common share purchase rights (the “Rights”), each of which was issued as a dividend for each share of the Company’s common stock, par value $0.01 per share (the “common stock”), outstanding on the close of business on December 18, 2020 to the stockholders of record on that date pursuant to a Rights Agreement (the “Rights Agreement”), dated as of May 18, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), entered into in connection with the stockholder rights plan adopted by the Company’s board of directors in May 2020 (the “Stockholder Rights Plan”), (ii) removed reference to the Rights in the Risk Factors included in Part I, Item 1A of the Original 10-K, (iii) removed reference to the Rights in the Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 filed as Exhibit 4.9 to the Original 10-K and (iv) omitted from the Exhibit Index included in Part IV, Item 15(b) of the Original 10-K Amendment No. 1 to the Rights Agreement, dated May 18, 2023 (the “Rights Agreement Amendment”), by and between the Company and the Rights Agent, which amended the Rights Agreement solely to extend the expiration date of the Rights from May 18, 2023 to May 18, 2026, unless the Rights are previously redeemed, exchanged or terminated, or if the common stock is listed on NYSE or NASDAQ, 364 days from the commencement of trading.

Accordingly, Part I, Item 1A, Risk Factors has been amended and restated in its entirety to include a risk factor related to the effect the Stockholder Rights Plan may have on a potential acquisition of the Company by a third party and Part IV, Item 15(b). Exhibits, Financial Statement Schedules Risk Factors has been amended and restated in its entirety to include the Rights Agreement Amendment as Exhibit 4.10 and file as Exhibit 4.9 a revised Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 that includes a description of the Rights, the Rights Agreement and the Rights Agreement Amendment.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above.

HEALTHCARE TRUST, INC.

FORM 10-K

Year Ended December 31, 2023

PART I

Item 1A. Risk Factors

Set forth below are the risk factors that we believe are material to our investors and a summary thereof. The occurrence of any of the risks discussed in the Original 10-K and in this Amendment could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends and they may also impact other distributions and the value of an investment in our common and preferred stock.

Summary Risk Factors

•	Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market.

•	Our property portfolio has a high concentration of properties located in Florida and Pennsylvania. Our properties may be adversely affected by economic cycles and risks inherent to those states.

•	We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.

•	Inflation will have an adverse effect on our investments and results of operations.

•	Our real estate investments are concentrated in healthcare-related facilities, and we may be negatively impacted by adverse trends in the healthcare industry.

•	The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

•	If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.

•	We assume additional operating risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.

•	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

•	We may be unable to renew leases or re-lease space as leases expire.

•	Our level of indebtedness may increase our business risks.

•	Our financing arrangements have restrictive covenants, which may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay dividends.

•	We depend on our Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor and Property Manager.

•	All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager face conflicts of interest related to their positions or interests in entities related to AR Global, which could hinder our ability to implement our business strategy.

•	We may terminate our advisory agreement in only limited circumstances, which may require payment of a termination fee.

•	The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.

•	Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.

•	The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

•	Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.

•	Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

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

One of our goals is to increase assets through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital resources;

•	we may acquire properties that are not accretive;

•	we may not successfully integrate, manage and lease the properties we acquire in a fashion that meets our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•	we may be unable to assume existing debt financing or obtain property-level debt financing or raise equity required to fund acquisitions from other sources on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	agreements for the acquisition of properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.

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

As of December 31, 2023, we had total outstanding indebtedness of $1.2 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends and other distributions or for other corporate purposes;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends and other distributions, stock repurchases or other uses; and

•	making us more vulnerable to economic or industry downturns, including interest rate increases.

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

The trading price of our Series A Preferred Stock and Series B Preferred Stock may fluctuate significantly.

The trading price of our Series A Preferred Stock and Series B Preferred Stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price are:

•	our financial condition, including the level of our indebtedness, and performance;

•	our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing for those acquisitions;

•	the financial condition of our tenants, including tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends and other distributions;

•	additional sales of equity securities, including Series A Preferred Stock, Series B Preferred Stock, common stock or any other equity interests, or the perception that additional sales may occur;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;

•	our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	increases in interest rates;

•	inflation and continuing increases in the real or perceived inflation rate;

•	changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analyst revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of investment in our Series A Preferred Stock and Series B Preferred Stock by institutional investors;

•	the extent of short-selling of our Series A Preferred Stock and Series B Preferred Stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in the Original 10-K and in this Amendment.

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

The stockholder rights plan adopted by our Board may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.

Our Board previously adopted a stockholder rights plan, with an original expiration date of May 18, 2023, extended to May 18, 2026 pursuant to that certain Amendment No. 1 Rights Agreement, dated as of May 18, 2020, with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), dated of May 18, 2023 by and between us and the Rights Agent. In connection with the stockholder rights plan, in December 2020, we paid a dividend of one common share purchase right (the “Rights”) for each share of our common stock outstanding as authorized by our Board in its discretion. The Rights may expire sooner than May 18, 2026 if the Rights are previously redeemed, exchanged or terminated, or if our common stock is listed on NYSE or NASDAQ, 364 days from the commencement of trading. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 2.0% or more of our then outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our common stock at a substantial discount to the then current per share estimated net asset value. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third-party to acquire the Company or a large block of our common stock without the approval of our Board, which may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.

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

Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about our tenant operators and other third-party operators of our healthcare facilities, as well as the patients or residents at those facilities), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants, operators and investors generally.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(b) Exhibits

See Exhibit Index below.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K/A for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for Healthcare Trust, Inc.
3.2 (2)	Articles Supplementary of Healthcare Trust, Inc. relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017
3.3 (3)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019
3.4 (6)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020
3.5 (28)	Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021
3.6 (30)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated May 10, 2021
3.7 (4)	Amended and Restated Bylaws of Healthcare Trust, Inc.
3.8 (5)	Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
3.9 (29)	Second Amendment to Amended and Restated Bylaws of Healthcare Trust, Inc.
4.1 (7)	Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P. (f/k/a American Realty Capital Healthcare Trust II Operating Partnership, L.P.), dated as of February 14, 2013
4.2 (8)	First Amendment, dated December 31, 2013, to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated February 14, 2013
4.3 (1)	Second Amendment, dated April 15, 2015, to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust II, L.P., dated as of February 14, 2013
4.4 (10)	Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.5 (6)	Fourth Amendment, dated September 15, 2020, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.6 (30)	Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.7 (28)	Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of Healthcare Trust Operating Partnership, L.P., dated February 14, 2013
4.8 (5)	Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc.,and Computershare Trust Company, N.A., as Rights Agent
4.9 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.10 (34)	Amendment No. 1, dated May 18, 2023, to the Rights Agreement, dated May 18, 2020, between Healthcare Trust, Inc., and Computershare Trust Company, N.A., as Rights Agent.
10.1 (9)	Second Amended and Restated Advisory Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.2 (11)	Amendment No. 1, dated as of July 25, 2019, to the Second Amended and Restated Advisory Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Advisors, LLC
10.3 (9)	Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, Healthcare Trust Operating Partnership, L.P. and Healthcare Trust Properties, LLC
10.4 (12)	First Amendment, dated as of April 9, 2018, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC
10.5 (32)	Second Amendment, dated as of November 11, 2021, to Amended and Restated Property Management and Leasing Agreement, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., and Healthcare Trust Properties, LLC
10.6 (13)	Indemnification Agreement, dated as of December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.7 (13)	Indemnification Agreement, dated April 14, 2015, with Mr. Randolph C. Read
10.8 (14)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.

Exhibit No.	Description
10.9 (15)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association
10.10 (4)	First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.11 (4)	Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association
10.12 (15)	Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.13 (4)	Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.14 (4)	Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.15 (4)	Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC
10.16 (16)	Amended and Restated Loan Agreement, dated as of December 20, 2019, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto
10.17 (16)	Amended and Restated Guaranty of Recourse Obligations, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.18 (16)	Amended and Restated Hazardous Materials Indemnity Agreement, dated as of December 20, 2019, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association
10.19 (2)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc., effective as of August 31, 2017
10.20 (2)	Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of Healthcare Trust, Inc.
10.21 (17)	Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association
10.22 (17)	Guaranty of Recourse Obligation, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. in favor of Capital One, National Association
10.23 (17)	Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Capital One, National Association
10.24 (12)	Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender
10.25 (12)	Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.26 (12)	Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National Association, as lender
10.27 (12)	Guarantee Agreement, dated as of April 10, 2018, by Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as lender
10.28 (12)	Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and Healthcare Trust Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee
10.29 (18)	Form of Indemnification Agreement
10.30 (19)	Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto
10.31 (20)	First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement entered into as of March 13, 2019 by and among Healthcare Trust Operating Partnership, L.P., KeyBank National Association and the other lender parties thereto
10.32 (21)	Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.33 (32)	Third Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of November 12, 2021, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto

Exhibit No.	Description
10.34 (31)	Fourth Amendment to First Amended and Restated Senior Credit Agreement, entered into as of August 11, 2022, among Healthcare Trust Operating Partnership, L.P., Healthcare Trust, Inc., the other guarantor parties thereto, Keybank National Association and the other lenders party thereto
10.35 (33)	Loan Agreement dated as of May 24, 2023, among the borrower entities party thereto, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.36 (33)	Guaranty Agreement dated as of May 24, 2023, by Healthcare Trust Operating Partnership, L.P. in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.37 (33)	Environmental Indemnity Agreement, dated as of May 24, 2023, by Healthcare Trust Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association.
10.38 (35)	Loan Agreement, dates as of December 22, 2023, among the borrower entities thereto and Capital One, National Association.
10.39 (35)	Loan Agreement, dated as of February 22, 2024, among the borrower entities party thereto and Bank of Montreal.
21.1 (35)	List of Subsidiaries of Healthcare Trust, Inc.
23.1 (35)	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 (35)	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 (35)	Compensation Clawback Policy
99.1 (22)	Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.2 (23)	Amendment to Second Amended and Restated Share Repurchase Program of Healthcare Trust, Inc.
99.3 (24)	Second Amendment to Second Amended and Restated Share Repurchase Program
99.4 (25)	Third Amendment to Second Amended and Restated Share Repurchase Program
99.5 (26)	Fourth Amendment to Second Amended and Restated Share Repurchase Program
99.6 (27)	Fifth Amendment to Second Amended and Restated Share Repurchase Program
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 6, 2019.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 20, 2018.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2020.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 14, 2013.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2019.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 10, 2016.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2018.

(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 filed with the Securities and Exchange Commission on August 3, 2018.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 14, 2019.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 24, 2020.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2019.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021, and incorporated by reference herein.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2022, and incorporated by reference herein.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2021.

(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on August 12, 2022.

(32)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 12, 2021.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2023.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-A filed with the SEC on May 19, 2023, and incorporated by reference herein.

(35)	Filed or furnished as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 15, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March, 2024.

HEALTHCARE TRUST, INC.

By	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer
(Principal Executive Officer)