Form 10-Q
period 2024-03-31
Healthcare Trust, Inc.
filed 2024-05-10
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2024, the registrant had 113,238,180 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$209,193	$207,987
Buildings, fixtures and improvements	2,128,703	2,120,352
Acquired intangible assets	295,832	293,295
Total real estate investments, at cost	2,633,728	2,621,634
Less: accumulated depreciation and amortization	(701,285)	(681,977)
Total real estate investments, net	1,932,443	1,939,657
Cash and cash equivalents	28,670	46,409
Restricted cash	47,744	44,907
Derivative assets, at fair value	33,496	28,370
Straight-line rent receivable, net	26,139	26,325
Operating lease right-of-use assets	7,687	7,713
Prepaid expenses and other assets (including $0 due to related parties as of March 31, 2024)	40,832	35,781
Deferred costs, net	16,687	15,997
Total assets	$2,133,698	$2,145,159

LIABILITIES AND EQUITY
Mortgage notes payable, net	$816,726	$808,995
Credit facilities, net	359,583	361,026
Market lease intangible liabilities, net	7,569	8,165
Accounts payable and accrued expenses (including $872 and $47 due to related parties as of March 31, 2024 and December 31, 2023, respectively)	47,709	48,356
Operating lease liabilities	8,025	8,038
Deferred rent	6,543	6,500
Distributions payable	3,496	3,496
Total liabilities	1,249,651	1,244,576
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of March 31, 2024 and December 31, 2023	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of March 31, 2024 and December 31, 2023	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 113,238,180 shares and 111,545,018 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,132	1,115
Additional paid-in capital	2,533,232	2,509,303
Accumulated other comprehensive income	25,744	23,464
Distributions in excess of accumulated earnings	(1,682,499)	(1,639,804)
Total stockholders’ equity	877,685	894,154
Non-controlling interests	6,362	6,429
Total equity	884,047	900,583
Total liabilities and equity	$2,133,698	$2,145,159

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue from tenants	$88,299	$87,355

Operating expenses:
Property operating and maintenance	55,145	53,883
Impairment charges	260	—
Operating fees to related parties	6,366	6,387
Acquisition and transaction related	142	63
General and administrative	6,768	5,021
Depreciation and amortization	20,738	20,176
Total expenses	89,419	85,530
Operating income before gain on sale of real estate investments	(1,120)	1,825
Gain on sale of real estate investments	—	115
Operating income	(1,120)	1,940
Other income (expense):
Interest expense	(16,383)	(15,785)
Interest and other income	72	5
Gain (loss) on non-designated derivatives	1,951	(182)
Total other expenses	(14,360)	(15,962)
Loss before income taxes	(15,480)	(14,022)
Income tax expense	(70)	(46)
Net loss	(15,550)	(14,068)
Net loss attributable to non-controlling interests	—	9
Allocation for preferred stock	(3,450)	(3,450)
Net loss attributable to common stockholders	(19,000)	(17,509)

Other comprehensive income (loss):
Unrealized gain (loss) on designated derivatives	2,280	(7,431)
Comprehensive loss attributable to common stockholders	$(16,720)	$(24,940)

Weighted-average shares outstanding — Basic and Diluted (1)	113,148,558	113,087,553
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(0.17)	$(0.15)
____________
(1)Retroactively adjusted for the effects of the stock dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	3,977,144	40	3,630,000	$36	111,545,018	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583
Share-based compensation, net	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared in common stock, $0.42 per share	—	—	—	—	1,693,162	17	23,678	—	(23,695)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(15,550)	(15,550)	—	(15,550)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	2,280	—	2,280	—	2,280
Rebalancing of ownership percentage	—	—	—	—	—	—	21	—	—	21	(21)	—
Balance, March 31, 2024	3,977,144	$40	3,630,000	$36	113,238,180	$1,132	$2,533,232	$25,744	$(1,682,499)	$877,685	$6,362	$884,047

	Three Months Ended March 31, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	3,977,144	$40	3,630,000	$36	105,080,531	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190
Share-based compensation, net	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,587,714	15	22,320	—	(22,335)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,832)	(1,832)	—	(1,832)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(14,059)	(14,059)	(9)	(14,068)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	(7,431)	—	(7,431)	—	(7,431)
Rebalancing of ownership percentage	—	—	—	—	—	—	55	—	—	55	(55)	—
Balance, March 31, 2023	3,977,144	$40	3,630,000	$36	106,668,245	$1,066	$2,439,662	$29,479	$(1,502,299)	$967,984	$6,441	$974,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,550)	$(14,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,738	20,176
Amortization of deferred financing costs	743	1,382
(Accretion) amortization of terminated swap	(1,218)	(257)
Amortization of mortgage premiums and discounts, net	23	23
Accretion of market lease and other intangibles, net	(460)	(211)
Bad debt expense	238	265
Equity-based compensation	230	230
Gain on sale of real estate investments, net	—	(115)
Cash received from non-designated derivative instruments	1,773	926
Gain on non-designated derivative instruments	(1,951)	182
Impairment charges	260	—
Changes in assets and liabilities:
Straight-line rent receivable	188	(217)
Prepaid expenses and other assets	(2,905)	538
Accounts payable, accrued expenses and other liabilities	(28)	(4,389)
Deferred rent	462	524
Net cash provided by operating activities	2,543	4,989
Cash flows from investing activities:
Property acquisitions	(5,606)	(25,443)
Capital expenditures	(5,160)	(3,634)
Investments in non-designated interest rate caps	(1,450)	—
Net cash used in investing activities	(12,216)	(29,077)
Cash flows from financing activities:
Payments on credit facilities	(1,442)	(1,442)
Proceeds from credit facilities	—	20,000
Payments on mortgage notes payable	(291)	(283)
Proceeds from termination of derivative instruments	—	1,946
Payments of deferred financing costs	—	(44)
Payments for derivative instruments	—	(7,783)
Preferred stock issuance costs	—	(2)
Dividends paid on Series A Preferred stock	(1,834)	(1,832)
Dividends paid on Series B Preferred stock	(1,616)	(1,616)
Distributions to non-controlling interest holders	(46)	(46)
Net cash provided by (used in) financing activities	(5,229)	8,898
Net change in cash, cash equivalents and restricted cash	(14,902)	(15,190)
Cash, cash equivalents and restricted cash, beginning of period	91,316	76,538
Cash, cash equivalents and restricted cash, end of period	$76,414	$61,348

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents, end of period	$28,670	$35,794
Restricted cash, end of period	47,744	25,554
Cash, cash equivalents and restricted cash, end of period	$76,414	$61,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,675	$12,876
Cash paid for income and franchise taxes	275	140

Non-cash investing and financing activities:
Common stock issued through stock dividends	$23,695	$22,335
Mortgages issued with acquisition of real estate investments	$7,500	$—
Net change in accrued capital expenditures for the period	$(632)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
As of March 31, 2024, the Company owned 208 properties located in 33 states and comprised of 9.1 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Company’s Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of March 31, 2024, the Company owned 46 SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. All of the Company’s properties across both business segments are located throughout the United States. In its MOB operating segment, the Company owns, manages, and leases single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties through the RIDEA structure. As of March 31, 2024, the Company had four eligible independent contractors operating 46 SHOPs.
The Company declared quarterly dividends entirely in shares of its common stock from October 2020 through January 2024. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. Since October 2020, the Company has issued an aggregate of approximately 20.7 million shares as stock dividends. No other additional shares of common stock have been issued since October 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the stock dividends since October 2020 and through January 2024, and are noted as such throughout the accompanying financial statements and notes. Please see Note 8 — Stockholder’s Equity for additional information on the stock dividends.
On March 27, 2024, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2023. The Estimated Per-Share NAV published on March 27, 2024 has not been adjusted since publication and will not be adjusted until the Company’s board of directors (the “Board”) determines a new Estimated Per-Share NAV. Issuing dividends in additional shares of common stock will, all things equal, cause the value of each share to decline because the number of shares outstanding increases when shares of common stock are issued in respect of a stock dividend; however, because each stockholder will receive the same number of new shares, the total value of a common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2024.
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
Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates have had, and may continue to have, adverse impacts on the Company’s results of operations. Moreover, these increases in the rate of inflation, the ongoing wars in Ukraine, Israel and related sanctions and increases in interest rates may also impact the ability of the Company’s tenants to pay rent and hence the Company’s results of operations and liquidity.
SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until March 2021 and has since recovered modestly and stabilized. The Company also experienced lower inquiry volumes and reduced in-person tours in post-pandemic periods as compared to pre-pandemic periods. In addition, beginning in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases.
In addition, wage expenses (including overtime, training and bonus wages) incurred by the Company from employees of its third party operators has increased due to, among other things, inflation raising the cost of labor generally, a lack of qualified personnel that the Company’s third party operators are able to employ on a permanent basis and training hours and other onboarding costs for permanent staff which replaced previously utilized contract and agency labor.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The persistence of high inflation and labor shortages have caused adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its operations in future periods.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of March 31, 2024, these leases had a weighted average remaining lease term of 4.7 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of March 31, 2024. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2024 (remainder)	$111,451
2025	104,052
2026	96,096
2027	77,384
2028	58,520
Thereafter	219,349
Total	$666,852

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
The Company recorded reductions in revenue of $0.2 million and $0.3 million for uncollectable amounts during the three months ended March 31, 2024 and 2023, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2024 and 2023. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of March 31, 2024 or December 31, 2023.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2024 were asset acquisitions. The Company acquired four properties during the three months ended March 31, 2024.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three months ended March 31, 2024 or 2023.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of March 31, 2024 and December 31, 2023, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheets as of March 31, 2024 and December 31, 2023, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statements of operations and comprehensive income to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net loss because recording an impairment loss results in an immediate negative adjustment to earnings.
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
March 31, 2024
(Unaudited)
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
As of March 31, 2024, the Company owned 46 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2023, the Company modified 26 intercompany leases with the TRS which reduced intercompany rent.
Because of the TRS’s historical operating losses and the continuing adverse economic impacts since the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $8.6 million as of March 31, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2023, the Company had a deferred tax asset of $8.1 million with a full valuation allowance.
Recently Issued Accounting Pronouncements
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Not yet Fully Adopted as of March 31, 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (Topic 280). The new standard requires a public entity to disclose significant segment expense categories and amounts for each reportable segment. A significant expense is an expense that (i) is significant to the segment, (ii) regularly provided or easily computed from information regularly provided to management and (iii) included in the reported measure of profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted, including in an interim period. If a public entity elects to early adopt the ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The ASU should be adopted retrospectively unless it is impracticable to do so. The Company has not adopted this ASU as of March 31, 2024, but is currently evaluating the impact on its segment disclosures and intends to adopt ASU 2023-07 during the year ending December 31, 2024.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 208 properties as of March 31, 2024. During the three months ended March 31, 2024 and 2023, the Company acquired four and five properties, respectively. All acquisitions in the three months ended March 31, 2024 and 2023 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Real estate investments, at cost:
Land	$1,266	$2,085
Buildings, fixtures and improvements	9,302	19,440
Total tangible assets	10,568	21,525
Acquired intangibles:
In-place leases and other intangible assets	2,388	3,912
Market lease and other intangible assets	150	33
Market lease liabilities	—	(27)
Total intangible assets and liabilities	2,538	3,918
Mortgage notes payable, net	(7,500)	—
Cash paid for real estate investments, including acquisitions	$5,606	$25,443
Number of properties purchased	4	5
Significant Concentrations
As of March 31, 2024 and 2023, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2024 and 2023:

	March 31,
State	2024	2023
Florida	20.0%	19.4%
Pennsylvania	10.5%	10.2%

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Amortization of in-place leases and other intangible assets (1)	$3,084	$3,460
Accretion of above -and below-market leases, net (2)	$(500)	$(251)
Amortization of above -and below-market ground leases, net (3)	$40	$40
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental income.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2024 (remainder)	2025	2026	2027	2028
In-place lease assets	$8,828	$10,441	$8,927	$5,690	$4,256
Other intangible assets	8	10	10	10	10
Total to be added to amortization expense	$8,836	$10,451	$8,937	$5,700	$4,266

Above-market lease assets	$(319)	$(376)	$(342)	$(254)	$(213)
Below-market lease liabilities	822	1,172	1,018	696	626
Total to be added to revenue from tenants	$503	$796	$676	$442	$413
Dispositions
The Company did not dispose of any properties during the three months ended March 31, 2024 and 2023.
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
There were no assets held for sale as of March 31, 2024 and December 31, 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Property Damage and Insurance Recoveries
During the three months ended March 31, 2024, one MOB property sustained fire damages estimated at $2.9 million, which the Company anticipates will be completely recoverable through its property insurance policy during the remainder of 2024. Accordingly, the Company reduced the carrying value of the damaged property by $2.9 million and recorded a receivable of that amount due from the insurance carrier as of March 31, 2024.
Impairment Charges
There were no impairment charges recorded in the three months ended March 31, 2023. The following table presents impairment charges by segment recorded during the three months ended March 31, 2024:

Three Months Ended March 31,
(In thousands)	2024
SHOP Segment:
Copper Springs(1)	260
Total SHOP impairment charges	260

Total impairment charges	$260
(1)This property was impaired to its contractual sales price of $3.3 million as determined by a purchase and sale agreement executed in the three months ended March 31, 2024. This property was impaired previously by a cumulative total of $2.3 million in the years ended December 31, 2023 and 2022. The Company expects to accept the final bid price and dispose of the property in the three months ended June 30, 2024.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of March 31, 2024 and December 31, 2023:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Interest Rate		Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	$6,603	$6,647	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,141	15,242	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,395	9,458	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan (2)	41	378,500	378,500	3.71%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	20	116,037	116,037	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	12,660	12,745	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Barclays MOB Loan	62	240,000	240,000	6.45%	6.45%	Fixed		June 2033
BMO CPC Mortgage	4	7,500	—	6.84%	—%	Fixed		Mar. 2034
Gross mortgage notes payable	140	828,586	821,379	4.60%	4.58%
Deferred financing costs, net of accumulated amortization (3)		(10,611)	(11,111)
Mortgage premiums and discounts, net		(1,249)	(1,273)
Mortgage notes payable, net		$816,726	$808,995
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2024 and December 31, 2023.
(2)Variable rate loan, based on daily SOFR (as defined below) as of March 31, 2024 and December 31, 2023, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the Company had pledged $1.4 billion in total real estate investments, at cost, as collateral for its $828.6 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Barclays MOB Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of March 31, 2024, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of March 31, 2024 and December 31, 2023:

			Outstanding Facility Amount as of		Effective Interest Rate (4) (5)
Credit Facilities	Encumbered Properties (1)		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Interest Rate	Maturity
			(In thousands)	(In thousands)
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$206,059	$206,944	7.85%	7.86%	Variable	Nov. 2026
KeyBank Facility	10	(3)	138,776	139,334	7.90%	7.91%	Variable	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$344,835	$346,278

MOB Warehouse Facility (6)	4		14,748	14,748	8.33%	8.36%	Variable	Dec. 2026

Total Credit Facilities	25		$359,583	$361,026	7.89%	7.90%
________
(1)Encumbered properties are as of March 31, 2024.
(2)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties as of March 31, 2024 with an aggregate carrying value, at cost of $351.7 million.
(3)Secured by first-priority mortgages on ten of the Company’s seniors housing properties as of March 31, 2024 with an aggregate carrying value, at cost of $263.3 million.
(4)Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2024 and December 31, 2023, respectively.
(5)The Company has seven active non-designated interest rate cap agreements with an aggregate notional amount of $364.2 million which limited one-month SOFR to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Capital One Fannie Mae Facility, KeyBank Fannie Mae Facility and MOB Warehouse Facility were 5.89%, 5.95% and 6.50%, respectively, as of March 31, 2024 and December 31, 2023.
(6)Subsequent to March 31, 2024, the Company drew an additional $7.0 million under the MOB Warehouse Facility.
As of March 31, 2024, the carrying value of the Company’s real estate investments, at cost was $2.6 billion, with $1.4 billion secured as collateral for mortgage notes payable and $637.9 million secured under the credit facilities. All of the real estate assets pledged to secure mortgages or to secure borrowings under our credit facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of March 31, 2024 were $634.9 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the credit facilities, or other future financings.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
As of March 31, 2024, $344.8 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Until June 30, 2023, borrowings under the Fannie Mae Master Credit Facilities bore annual interest at a rate that varied on a monthly basis and was equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). Effective July 1, 2023, the Fannie Mae Master Credit Facilities automatically transitioned to SOFR-based borrowings with monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.
In the year ended December 31, 2023, the Company provided cash deposits totaling $11.8 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. The Company provided an additional deposit of $0.3 million during the three months ended March 31, 2024, bringing the total deposits to $12.1 million as of March 31, 2024. These deposits are recorded as restricted cash on the Company’s consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. These deposits will be refunded the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
MOB Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One (the “MOB Warehouse Facility”) to provide up to $50.0 million of variable-rate financing.
As of March 31, 2024, $14.7 million was outstanding under the MOB Warehouse Facility. The Company may request future advances under the MOB Warehouse Facility by adding eligible MOBs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the MOB Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.
Subsequent to March 31, 2024, the Company drew $7.0 million under the MOB Warehouse Facility. Please see Note 17 — Subsequent Events for additional information.
Non-Designated Interest Rate Caps
As of March 31, 2024 the Company had seven non-designated interest rate cap agreements with an aggregate current effective notional amount of $364.2 million which caps SOFR at 3.50% with terms through January 2027. The Company does not apply hedge accounting to these non-designated interest cap agreements, and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of comprehensive loss. Please see Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration. During the three months ended March 31, 2024, the Company prepaid premiums of $1.5 million to renew one cap which matured in April 2024.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2024 and thereafter, on all of the Company’s outstanding mortgage notes payable and credit facilities:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2024 (remainder)	$886	$4,327	$5,213
2025	13,270	5,769	19,039
2026	379,393	349,487	728,880
2027	922	—	922
2028	116,908	—	116,908
Thereafter	317,207	—	317,207
Total	$828,586	$359,583	$1,188,169
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2024
Derivative assets, at fair value (non-designated)	$—	$7,738	$—	$7,738
Derivative assets, at fair value (designated)	—	25,758	—	25,758
Total	$—	$33,496	$—	$33,496

December 31, 2023
Derivative assets, at fair value (non-designated)	$—	$6,111	$—	$6,111
Derivative assets, at fair value (designated)	—	22,259	—	22,259
Total	$—	$28,370	$—	$28,370
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company has impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, the Company owned 12 held for use properties (eight MOBs, three SHOPs and one land parcel) for which the Company had reconsidered their expected holding periods, of which four properties (one MOB and two SHOPs and one land parcel) are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties, and has previously recorded impairment charges on 10 properties (eight MOBs and two SHOPs) to reduce the carrying values to their estimated fair values. One held for use property was impaired during the three months ended March 31, 2024.
See Note 3 — Real Estate Investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of March 31, 2024 and December 31, 2023.
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
March 31, 2024
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		March 31, 2024		December 31, 2023
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$827,337	$785,905	$820,106	$787,665
Credit facilities	3	359,583	359,971	361,026	361,792
Total debt		$1,186,920	$1,145,876	$1,181,132	$1,149,457
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$25,758	$22,259
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$7,738	$6,111
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2024 and December 31, 2023, the Company had one derivative with a notional value of $378.5 million designated as a cash flow hedges of interest rate risk. The Company uses its interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments by the Company over the life of the agreement without exchange of the underlying notional amount. During the three months ended March 31, 2024 and the year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The remaining interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$7,047	$(3,471)
Amount of gain reclassified from accumulated other comprehensive income into income as interest expense	$4,767	$3,960
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(16,383)	$(15,785)
Prior Credit Facility Swap Terminations
During the year ended December 31, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million and six SOFR-based interest rate swap agreements with an aggregate notional amount of $150.0 million. The swaps were terminated in asset positions, and the Company received $1.9 million in cash from the LIBOR-based swap terminations, and $3.5 million in cash from the SOFR-based swap terminations. These amounts were included in AOCI and will be amortized into earnings as a reduction to interest expense from the termination dates of the swaps through March 2024 (the original term of the swap and the Prior Credit Facility). For the three months ended March 31, 2024 and 2023, the Company reclassified $1.2 million and $0.3 million from AOCI as decreases to interest expense, and no amounts remained in AOCI as of March 31, 2024.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2024 through March 31, 2025, the Company estimates that $12.4 million will be reclassified from AOCI as a decrease to interest expense or other comprehensive income relating to the “pay-fixed” swaps designated as derivatives.
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	7	$364,170	7	$364,170
______________
(1)Notional amount represents the currently active interest rate cap contracts.
(2)All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through January 2027. The actual one-month SOFR rates during the three months ended March 31, 2024, exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting. As of March 31, 2024 and December 31, 2023, the Company had entered into seven SOFR-based interest rate caps, with notional amounts of $364.2 million, which limited one-month SOFR borrowings to 3.50% and have varying maturities through January 2027.
The Company prepaid premiums of $1.5 million to renew one cap with an aggregate notional amount of $60.0 million which matured in April 2024. Five interest rate caps with an aggregate notional amount of $289.4 million matures in 2025, which represents the next interest rate cap maturity.
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
The gains on non-designated derivatives were $2.0 million for the three months ended March 31, 2024, and were $0.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, the Company received aggregate payments of $1.8 million and $0.9 million, respectively, related to its effective interest rate caps as LIBOR/SOFR exceeded the effective rates of the capped debt.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2024	$33,496	$—	$—	$33,496	$—	$—	$33,496
December 31, 2023	$28,370	$—	$—	$28,370	$—	$—	$28,370
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2024, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2024 and December 31, 2023, the Company had 113,238,180 and 111,545,018 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020. Since October 2020, the Company has issued an aggregate of approximately 20.7 million shares in respect to the stock dividends. Except for shares issued as dividends, no additional shares of common stock were issued during the three months ended March 31, 2024 or the year ended December 31, 2023. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive loss have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends and are noted as such throughout the accompanying financial statements and notes. Please see Note 1 — Organization for additional information.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
On March 27, 2024, the Company published a new Estimated Per-Share NAV as of December 31, 2023, which was approved by the Board on March 27, 2024. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.
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
The Board suspended the SRP in August 2020 and rejected all repurchase requests made during the period from January 1, 2020 until the effectiveness of the suspension of the SRP. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated. Prior to the suspension of the SRP, the Company repurchased a cumulative total of 4,896,620 shares at an average price of $20.60 per share, without giving affect to repurchases through tender offers.
When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
Stockholder Rights Plan
In May 2020, the Company announced that the Board had approved a stockholder rights plan. In December 2020, the Company issued a dividend of one common share purchase right for each share of its common stock outstanding as authorized by its Board in its discretion. During the year ended December 31, 2023, The Company extended the expiration date of the stockholders rights plan from May 18, 2023 to May 18, 2026.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023.
The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023.
The Company also had 100,000 Series A Preferred Units outstanding as of March 31, 2024 and December 31, 2023, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Distributions and Dividends
Common Stock
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $0.85 per annum per share of common stock.
On August 13, 2020, the Board changed the Company’s common stock distribution policy to preserve the Company’s liquidity and maintain additional financial flexibility. Under the policy, distributions authorized by the Board on the Company’s shares of common stock were issued on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s Estimated Per Share NAV of common stock in effect on the applicable date:

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
The Company did not declare a quarterly stock dividend in April 2024, and does not intend to declare any further stock dividends in the future.
Note 9 — Related Party Transactions and Arrangements
As of March 31, 2024 and December 31, 2023, the Special Limited Partner owned 10,873 and 10,710 shares (assuming conversion of its partnership interests), respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2024 and December 31, 2023, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.
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
March 31, 2024
(Unaudited)
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
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third-party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through March 31, 2024.
Asset Management Fees
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
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2024, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the Performance Condition is considered probable to occur. stock dividends do not cause the OP to issue additional Class B Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No incentive fee was incurred for the three months ended March 31, 2024 or 2023.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended March 31, 2024 and 2023, the Company incurred $2.5 million and $1.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Further, under the Advisory Agreement Amendment, the aggregate amount of expenses relating to salaries, wages, severance and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”), is limited to the greater of: (a) a fixed component (the “Fixed Component”) and (b) a variable component (the “Variable Component”). Initially, for the year ended December 31, 2019; (a) the Fixed Component was equal to $6.8 million and the Variable Component was equal to (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount was then (ii) multiplied by 0.29%.
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the Advisory Agreement Amendment for the prior year ended December 31st. For the fiscal year ended December 31, 2024, the Fixed Component is $8.2 million and the Company expects the Variable Component to be approximately $9.3 million. During the three months ended March 31, 2024, the Company incurred $3.0 million of expenses subject to the Capped Reimbursement Amount.
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
Bonus Awards
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
Reimbursements for the cash portion of 2022 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2022 in accordance with estimates provided by the Advisor. These bonus awards were awarded in June 2023, and were paid to employees over a six-month period from October 2023 to March 2024.
Reimbursements for the cash portion of 2023 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2023 in accordance with estimates provided by the Advisor. These amounts have not yet been awarded or paid by the Advisor to its employees, or employees of its affiliates as of the date of this Quarterly Report on Form 10-Q.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement at least 90 days prior to the end of the term. Neither party has provided notice of intent to terminate. The current term of the A&R Property Management Agreement expires February 17, 2025. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
Summary of Related Party Expenses and Payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (Prepayments) as of
	2024	2023
(In thousands)	Incurred	Incurred	March 31, 2024	December 31, 2023
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$20	$21	$20	$5
Ongoing fees and reimbursements:
Asset management fees	5,458	5,458	—	—
Professional fees and other reimbursements (1)	3,958	2,386	615	39
Property management fees (2)	1,470	978	237	3
Total related party operation fees and reimbursements	$10,906	$8,843	$872	$47
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $3.0 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively, subject to the Capped Reimbursement Amount.
(2)The three months ended March 31, 2024 and 2023 includes $0.6 million and $49,000 of leasing commissions, respectively, which are capitalized and included in prepaid expenses and other assets.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three months ended March 31, 2024 or 2023. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2024 or 2023. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provides the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock that may be subject to awards granted under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 4.2 million shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events).

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
The following table reflects the amount of restricted shares outstanding as of March 31, 2024 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2023	51,643	$16.94
Stock dividend	785	14.00
Unvested, March 31, 2024	52,428	$16.90
As of March 31, 2024, the Company had $0.4 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 0.3 years. Compensation expense related to restricted shares was $0.2 million for the three months ended March 31, 2024 and 2023.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2024 or 2023.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain (loss) on Designated Derivative
Balance, December 31, 2023	$23,464
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	7,047
Amount of gain reclassified from accumulated other comprehensive income	(4,767)
Balance, March 31, 2024	$25,744
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, previously designated hedges were terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	March 31, 2024	December 31, 2023
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	3,071	3,156
Total Non-controlling Interests in the OP	5,649	5,734
Non-controlling Interests in property owning subsidiaries	713	695
Total Non-controlling interests	$6,362	$6,429
Net loss attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss are comprised of the following:

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)
Loss attributable to Common OP Units held by third parties	66	62
Net loss attributable to non-controlling interests in the OP	20	16
Income attributable to non-controlling interests in property-owning subsidiaries	(20)	(7)
Net loss attributable to non-controlling interests	$—	$9
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both the three months ended March 31, 2024 and 2023, Series A Preferred Unit holders were paid $46,000.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of March 31, 2024 and December 31, 2023, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2024 and 2023, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of March 31, 2024 would be redeemable for 496,644 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	March 31, 2024	March 31, 2024	March 31, 2024	December 31, 2023	2024	2023
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$713	6.8%	$12,573	$12,687	—	—
_______
(1)Of the six total properties in the Plaza Del Rio Medical Office Campus Portfolio, three properties were encumbered under the Capital One MOB Loan, two properties were pledged to the MOB Warehouse Facility and one property was encumbered under the Multi-Property CMBS Loan. Please see Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders (in thousands)	$(19,000)	$(17,509)
Basic and diluted weighted-average shares outstanding (1)	113,148,558	113,087,553
Basic and diluted net loss per share (1)	$(0.17)	$(0.15)
___________
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive. The amounts in the table below have been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Three Months Ended March 31,
	2024	2023
Unvested restricted shares (1)	52,411	104,872
Common OP Units (2)	496,644	496,644
Class B Units (3)	439,459	439,459
Total weighted average antidilutive common stock equivalents	988,514	1,040,975
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 52,428 and 98,736 unvested restricted shares outstanding, respectively, as of March 31, 2024 and 2023.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of March 31, 2024 and 2023. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of March 31, 2024 and 2023. These Class B Units were unvested as of March 31, 2024 and 2023 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
The disclosures below for the three months ended March 31, 2024 and 2023 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table presents the operating financial information for the Company’s two business segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
MOBs:
Revenue from tenants	$34,599	$33,609
Less: Property operating and maintenance	9,700	8,955
Segment income	$24,899	$24,654

SHOPs:
Revenue from tenants	$53,700	$53,746
Less: Property operating and maintenance	45,445	44,928
Segment income	$8,255	$8,818
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ revenue from tenants to consolidated revenue from tenants and the total reportable segments’ income to consolidated net loss attributable to common stockholders is presented below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue from tenants:
MOBs	$34,599	$33,609
SHOPs	53,700	53,746
Total consolidated revenue from tenants	$88,299	$87,355

Net loss attributable to common stockholders:
Segment income:
MOBs	$24,899	24,654
SHOPs	8,255	8,818
Total segment income	33,154	33,472
Impairment charges	(260)	—
Operating fees to related parties	(6,366)	(6,387)
Acquisition and transaction related	(142)	(63)
General and administrative	(6,768)	(5,021)
Depreciation and amortization	(20,738)	(20,176)
Gain on sale of real estate investment	—	115
Interest expense	(16,383)	(15,785)
Interest and other income	72	5
Gain (loss) on non-designated derivatives	1,951	(182)
Income tax (expense) benefit	(70)	(46)
Net loss attributable to non-controlling interests	—	9
Preferred stock dividends	(3,450)	(3,450)
Net loss attributable to common stockholders	$(19,000)	$(17,509)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2024	December 31, 2023
ASSETS
Investments in real estate, net:
MOB Segment	$1,113,605	$1,114,963
SHOP Segment	818,838	824,694
Total investments in real estate, net	1,932,443	1,939,657
Cash and cash equivalents	28,670	46,409
Restricted cash	47,744	44,907
Derivative assets, at fair value	33,496	28,370
Straight-line rent receivable, net	26,139	26,325
Operating lease right-of-use assets	7,687	7,713
Prepaid expenses and other assets	40,832	35,781
Deferred costs, net	16,687	15,997
Total assets	$2,133,698	$2,145,159
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
MOB Segment	$1,094	$1,222
SHOP Segment	4,066	2,412
Total capital expenditures	$5,160	$3,634
Note 16 — Commitments and Contingencies
As of March 31, 2024, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 18.6 years to 83.5 years, excluding an adjacent parking lot lease with a term of 0.5 years. The Company did not enter into any additional ground leases during the three months ended March 31, 2024.
As of March 31, 2024, the Company had ROU assets and liabilities of $7.7 million and $8.0 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 33.3 years and a weighted-average discount rate of 7.38% as of March 31, 2024. For each of the three months ended March 31, 2024 and 2023, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the current accounting guidance. The ground operating lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table reflects the base cash rental payments due from the Company for the next five years as of March 31, 2024:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2024 (remainder)	$470	$68
2025	588	93
2026	599	95
2027	617	97
2028	619	100
Thereafter	21,324	7,115
Total minimum lease payments	24,217	7,568
Less: amounts representing interest	(16,192)	(2,735)
Total present value of minimum lease payments	$8,025	$4,833
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of March 31, 2024. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Borrowings Under the MOB Warehouse Facility
Subsequent to March 31, 2024, the Company borrowed $7.0 million under the MOB Warehouse Facility, which are available for general corporate purposes.
Purchase of Non-Designated Interest Rate Cap
Subsequent to March 31, 2024, the Company purchased a non-designated interest rate cap with a notional amount of $7.0 million and a strike price of 3.50%, which matures in January 2027. The Company paid premiums of $0.3 million for this interest rate cap.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; that any potential future acquisition by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended) as well as Part II — Other Information, Item IA — Risk Factors below.
Overview
We are an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. As of March 31, 2024, we owned 208 properties located in 33 states and comprised of 9.1 million rentable square feet.
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
We operate in two reportable business segments for management and financial reporting purposes: medical office and other health-care related buildings (“MOBs”) and senior housing operating properties (“SHOPs”). All of our properties across both business segments are located throughout the United States. In our MOB operating segment, we own, manage, and lease single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. As of March 31, 2024, we had four eligible independent contractors operating 46 SHOPs.
We declared and issued quarterly dividends entirely in shares of our common stock from October 2020 through January 2024. We do not intend to declare any further stock dividends in the future.

On March 27, 2024, we published a new Estimated Per-Share NAV equal to $13.00 as of December 31, 2023. Our previous Estimated Per-Share NAV was equal to $14.00 as of December 31, 2022. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. Since October 2020, we issued an aggregate of approximately 20.7 million shares as stock dividends. No other additional shares of common stock have been issued since October 2020. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless and until we list our common stock.
Management Update on the Continuing Adverse economic Impacts Since the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic commenced. The pandemic and its aftermath has had, and could continue to have, adverse impacts on economic and market conditions. Our MOB segment has been less impacted than our SHOP segment, which continues to be challenged by the post-pandemic operating environment. Specifically, our SHOP segment has suffered challenges with its occupancy levels, cost incurred from labor and conceded rental revenue.
Further, recent and continuing increases in inflation brought about by labor shortages, supply chain disruptions and increases in interest rates have had, and may continue to have, adverse impacts on our results of operations. Moreover, these increases in the rate of inflation, the ongoing wars in Ukraine, Israel and related sanctions, supply chain disruptions and increases in interest rates may also impact our tenants’ ability to pay rent and hence our results of operations and liquidity.
SHOP Segment
Occupancy
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio trended downward from 85.1% as of December 31, 2019 to a low of 72.0% as of March 31, 2021, and has since recovered to 75.3% as of March 31, 2024.

The below table presents SHOP occupancy since the onset of our downward occupancy trends, which was exacerbated by the COVID-19 pandemic in March 2020:

As of	Number of Properties(1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
December 31, 2022	50	4,374	75.1%
March 31, 2023	50	4,374	73.3%
June 30, 2023 (2)	46	4,164	73.3%
September 30, 2023 (2)	46	4,164	74.1%
December 31, 2023 (2)	46	4,164	74.1%
March 31, 2024 (2)	46	4,164	75.3%
________
(1)Exclusive of two land parcels.
(2)Includes one vacant SHOP with 39 rentable units which was closed in May 2023.
Contract Labor and Wage Expenses
Beginning with the second quarter of 2021, our occupancy and operating costs in our SHOP portfolio were relatively stable. During the year ended December 31, 2022, our third party operators needed to increase their use of temporary contract labor and agencies, and the amount paid for overtime, training and bonus wages, in response to a shortage of workers, the cost of labor generally, lack of qualified personnel that our third party operators are able to employ on a permanent basis and training hours and other onboarding costs for permanent staff which replaced previously utilized contract and agency labor. These contract and agency costs have declined since then. In particular, costs incurred from contract labor and agencies for care providers decreased in our SHOP segment by $0.4 million, from $0.7 million in the three months ended March 31, 2023, to $0.3 million as compared to the three months ended March 31, 2024.
However, these costs were offset by increased wage costs for direct employees of our third party operators of $0.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Likewise, occupancy levels have not recovered to their pre-pandemic rates (as noted in the table above), thus the results of operations in our SHOP segment have been significantly adversely affected by the increase in labor costs even though resident fees have increased.
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

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2024:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
MOB Segment	160		5,193,996	90.5%		4.7	$1,478,099
SHOP Segment	48	(4)	3,857,652	75.3%	(5)	N/A	1,135,009
Total Portfolio	208		9,051,648				$2,613,108
________
(1)Inclusive of leases signed but not yet commenced as of March 31, 2024.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2024.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of March 31, 2024) net of gross market lease intangible liabilities ($23.5 million total as of March 31, 2024). Cumulative impairment charges are reflected within gross asset value.
(4)Includes two parcels of land
(5)Weighted by unit count as of March 31, 2024. As of March 31, 2024, we had 4,164 rentable units in our SHOP segment. The SHOP segment includes one closed SHOP with 30 rentable units, and excludes land parcels.
N/A    Not applicable.
Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2024, we owned 208 properties. There were 197 properties owned for the entire year ended December 31, 2022 and the three months ended March 31, 2024 (our “Same Store Properties), including two vacant land parcels. Since January 1, 2023, we acquired 11 properties (our “Acquired Properties”) and disposed of five properties (our “Disposed Properties”).
The following table presents a roll-forward of our properties owned from January 1, 2023 to March 31, 2024:

	MOB	SHOP	Total
Number of properties, January 1, 2023	150	52	202
Acquisition activity during the year ended December 31, 2023	7	—	7
Disposition activity during the year ended December 31, 2023	(1)	(4)	(5)
Number of properties, December 31, 2023	156	48	204
Acquisition activity during the three months ended March 31, 2024	4	—	4
Disposition activity during the three months ended March 31, 2024	—	—	—
Number of properties, March 31, 2024	160	48	208

Number of Same Store Properties	149	48	197
Number of Acquired Properties	11	—	11
Number of Disposed Properties	1	4	5

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
Net loss attributable to common stockholders was $19.0 million and $17.5 million, respectively, for the three months ended March 31, 2024, and 2023. The following table shows our results of operations for the three months ended March 31, 2024 and 2023 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$
Revenue from tenants	$88,299	$87,355	$944

Operating expenses:
Property operating and maintenance	55,145	53,883	1,262
Impairment charges	260	—	260
Operating fees to related parties	6,366	6,387	(21)
Acquisition and transaction related	142	63	79
General and administrative	6,768	5,021	1,747
Depreciation and amortization	20,738	20,176	562
Total expenses	89,419	85,530	3,889
Operating loss before gain on sale of real estate investments	(1,120)	1,825	(2,945)
Gain on sale of real estate investments	—	115	(115)
Operating loss	(1,120)	1,940	(3,060)
Other income (expense):
Interest expense	(16,383)	(15,785)	(598)
Interest and other income	72	5	67
Gain on non-designated derivatives	1,951	(182)	2,133
Total other expenses	(14,360)	(15,962)	1,602
Loss before income taxes	(15,480)	(14,022)	(1,458)
Income tax expense	(70)	(46)	(24)
Net loss	(15,550)	(14,068)	(1,482)
Net loss attributable to non-controlling interests	—	9	(9)
Allocation for preferred stock	(3,450)	(3,450)	—
Net loss attributable to common stockholders	$(19,000)	$(17,509)	$(1,491)
Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended March 31, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$33,732	$33,412	$320	$867	$190	$677	$—	$7	$(7)	$34,599	$33,609	$990
Less: Property operating and maintenance	9,613	8,919	694	87	10	77	—	26	(26)	9,700	8,955	745
Segment income	$24,119	$24,493	$(374)	$780	$180	$600	$—	$(19)	$19	$24,899	$24,654	$245
_______________
(1)Our MOB segment included 149 Same Store Properties.
(2)Our MOB segment included 11 Acquired Properties.
(3)Our MOB segment included one Disposed Property.
(4)Our MOB segment included 160 total properties.

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
Revenue from Tenants
During the three months ended March 31, 2024, revenue from tenants increased by $1.0 million in our MOB segment as compared to the three months ended March 31, 2023, which was primarily driven by an increase in revenue from tenants of $0.7 million due to our Acquired Properties and by an increase in revenue from tenants of $0.3 million due to our Same Store Properties.
The increase in our Same Store properties revenue from tenants was primarily due to increased expense reimbursements from higher expenses in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the three months ended March 31, 2024, property operating and maintenance expenses increased by $0.7 million in our MOB segment as compared to the three months ended March 31, 2023. This increase was primarily driven by our Same Store Properties.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended March 31, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$53,700	$51,852	$1,848	$—	$—	$—	$—	$1,894	$(1,894)	$53,700	$53,746	$(46)
Less: Property operating and maintenance	45,445	43,007	2,438	—	—	—	—	1,921	(1,921)	45,445	44,928	517
Segment income	$8,255	$8,845	$(590)	$—	$—	$—	$—	$(27)	$27	$8,255	$8,818	$(563)
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
Revenue from Tenants
During the three months ended March 31, 2024 and 2023, revenue from tenants was consistent in our SHOP segment, with an increase in revenue from tenants of $1.8 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $1.9 million from our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as well as by marginally higher occupancy in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Additionally, we offered more rent concessions to drive occupancy during the three months ended March 31, 2024, which amounted to $1.9 million as compared to $0.6 million during the three months ended March 31, 2023.
Property Operating and Maintenance
During the three months ended March 31, 2024, property operating and maintenance expenses increased $0.5 million in our SHOP segment as compared to the three months ended March 31, 2023, primarily due to an increase in property operating and maintenance expenses of $2.4 million in our Same Store Properties, partially offset by a decrease of $1.9 million from our Disposed Properties.

Our Same Store Properties property operating and maintenance expenses increased in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily from $1.5 million of increased costs for wages, including overtime, training and bonus wages paid to employees of our third party operators, $0.7 million of higher insurance expense and the effects of inflation which raised the general costs of food, supplies, and utilities generally. These increases to property operating and maintenance expenses were partially offset by decreased costs for contract labor of $0.4 million.
Other Results of Operations
Impairment Charges
We recorded $0.3 million of impairment charges during the three months ended March 31, 2024. This impairment was recorded to reduce the carrying value of a held-for-use SHOP to its contract sales price of $3.3 million. We have previously recorded impairment charges of $2.3 million on this SHOP in the years ended December 31, 2023 and 2022.
We did not record any impairment charges in the three months ended March 31, 2023.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Operating fees to related parties were consistent at $6.4 million for the three months ended March 31, 2024 and 2023.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.5 million for both the three months ended March 31, 2024 and 2023. Variable asset management fees will increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the three months ended March 31, 2024 or 2023.
Property management fees were consistent at $0.9 million for the three months ended March 31, 2024 and 2023. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were consistent at $0.1 million for the three months ended March 31, 2024 and 2023.
General and Administrative Expenses
General and administrative expenses increased by $1.7 million to $6.8 million for the three months ended March 31, 2024 compared to $5.0 million for the three months ended March 31, 2023, which includes $4.0 million and $2.4 million, respectively, for the three months ended March 31, 2024 and March 31, 2023, incurred in expense reimbursements. The increase in expense reimbursements during the three months ended March 31, 2024 is partly attributable to $0.7 million of severance costs not present in the three months ended March 31, 2023.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $0.5 million to $20.7 million for the three months ended March 31, 2024 from $20.2 million for the three months ended March 31, 2023.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2024 and 2023, we did not dispose of any properties. However, we did record a gain on sale of $0.1 million in the three months ended March 31, 2023, related to various settlements of liens and accruals on formerly disposed properties.
Interest Expense
Interest expense increased by $0.6 million to $16.4 million for the three months ended March 31, 2024 from $15.8 million for the three months ended March 31, 2023. The increase in interest expense mainly resulted from higher average rates and higher average balances of our indebtedness during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

This increase was partially offset by the amortization of our terminated swaps, which reduced interest expense in the three months ended March 31, 2024 by $1.0 million compared to March 31, 2023, as well as by a decrease in deferred financing cost amortization of $0.6 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. As of March 31, 2024, there are no unamortized amounts remaining related to terminated swaps.
As of March 31, 2024, our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 5.60% per year. As of March 31, 2023, we had total borrowings of $1.1 billion, at a weighted average interest rate of 5.18% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.1 million and $5,000, respectively, for the three months ended March 31, 2024 and 2023. Interest income increased in the three months ended March 31, 2024 due to a higher balance of cash (including restricted cash) as well as higher interest rates on our cash accounts.
Gains (Losses) on Non-Designated Derivatives
The gain in the three months ended March 31, 2024 and the loss in the three months ended March 31, 2023 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our credit facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded negligible income tax expense for the three months ended March 31, 2024 and 2023.
Because of our TRS’s historical operating losses and the continuing adverse economic impacts since the COVID-19 pandemic on the results of operations of our SHOP assets, we have not been able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets, and accordingly we have retained a full valuation allowance on our deferred tax assets. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of operations and comprehensive loss.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0 for the three months ended March 31, 2024 and net loss attributable to non-controlling interests was approximately $9,000 for the three months ended March 31, 2023. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties, Common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.
Allocation for Preferred Stock Dividends
Allocation for preferred stock was $3.5 million for the three months ended March 31, 2024 and 2023. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.

Cash Flows from Operating Activities
The following table presents a reconciliation of our net cash provided by operations from our net loss for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
Cash flows from operating activities:	2024	2023
Net loss	$(15,550)	$(14,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,738	20,176
Amortization of deferred financing costs	743	1,382
(Accretion) amortization of terminated swap	(1,218)	(257)
Amortization of mortgage premiums and discounts, net	23	23
Accretion of market lease and other intangibles, net	(460)	(211)
Bad debt expense	238	265
Equity-based compensation	230	230
Gain on sale of real estate investments, net	—	(115)
Cash received from non-designated derivative instruments	1,773	926
Gain on non-designated derivative instruments	(1,951)	182
Impairment charges	260	—
Changes in assets and liabilities:
Straight-line rent receivable	188	(217)
Prepaid expenses and other assets	(2,905)	538
Accounts payable, accrued expenses and other liabilities	(28)	(4,389)
Deferred rent	462	524
Net cash provided by operating activities	$2,543	$4,989
The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses.
Cash Flows from Investing Activities
The following table presents our net cash used in investing activities for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
Cash flows from investing activities:	2024	2023
Property acquisitions	$(5,606)	$(25,443)
Capital expenditures	(5,160)	(3,634)
Investments in non-designated interest rate caps	(1,450)	—
Cash used in investing activities	$(12,216)	$(29,077)

Cash Flows from Financing Activities
The following table presents our net cash provided by financing activities for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
Cash flows from financing activities:	2024	2023
Payments on credit facilities	(1,442)	(1,442)
Proceeds from credit facilities	—	20,000
Payments on mortgage notes payable	(291)	(283)
Proceeds from termination of derivative instruments	—	1,946
Payments of deferred financing costs	—	(44)
Payments for derivative instruments	—	(7,783)
Preferred stock issuance costs	—	(2)
Dividends paid on Series A Preferred stock	(1,834)	(1,832)
Dividends paid on Series B Preferred stock	(1,616)	(1,616)
Distributions to non-controlling interest holders	(46)	(46)
Net cash (used in) provided by financing activities	(5,229)	8,898
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and dividends to holders of our Series A Preferred Stock and holders of our Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next twelve months. Our future liquidity requirements, and available liquidity, however, depend on many factors, such as recent and continuing increases in inflation, labor shortages, supply chain disruptions and higher property insurance, property tax and interest rates, all of which have and may continue to have adverse impacts on our results of operations and thus ultimately our liquidity. Moreover, these adverse impacts, as well as the ongoing wars in Ukraine, Israel and related sanctions, may also impact our tenant and residents’ ability to pay rent and thus our cash flows..
We expect to fund our future short-term operating liquidity requirements, including dividends to holders of Series A Preferred Stock and holders of Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our operating activities, potential future advances under our Fannie Mae Master Credit Facilities and MOB Warehouse Facility, net cash provided by our property dispositions and potential new financings utilizing certain of our currently unencumbered properties.
As of March 31, 2024, we had $28.7 million of cash and cash equivalents. The Barclays MOB Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Financings
As of March 31, 2024, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.4%. Net debt totaled $1.2 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($28.7 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities ($23.5 million). Cumulative impairment charges are reflected within gross asset value.
As of March 31, 2024, we had total gross borrowings of $1.2 billion, at a weighted-average interest rate of 5.60% and a weighted-average remaining term of 4.9 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.00% as of March 31, 2024.
As of March 31, 2024, the carrying value of our real estate investments, at cost was $2.6 billion, with $1.4 billion of this asset value pledged as collateral for mortgage notes payable and $637.9 million of this asset value pledged to secure advances under our credit facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the credit facilities, which would impact availability thereunder.

Unencumbered real estate investments, at cost as of March 31, 2024 was $634.9 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of March 31, 2024, we had $828.6 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.60% and a weighted-average remaining term of 5.9 years. Future scheduled principal payments on our mortgage notes payable for the remainder of 2024 and 2025 are $0.9 million and $13.3 million, respectively.
During the three months ended March 31, 2024, we entered into the CPC Mortgage Loan in connection with a four-property acquisition also completed in the three months ended March 31, 2024. The mortgage has a principal balance of $7.5 million, bears interest at an annual fixed rate of 6.84% and matures in February 2034 with no principal amounts due until that time.
Credit Facilities
As of March 31, 2024, $359.6 million was outstanding under our credit facilities, which bore interest at a weighted-average annual rate of 7.89% and had a weighted-average remaining term of 2.6 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our credit facilities was 5.93% as of March 31, 2024.
Fannie Mae Master Credit Facilities
As of March 31, 2024, $344.8 million was outstanding under our Fannie Mae Master Credit Facilities which bore interest at a weighted-average annual rate of 7.87%. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on the Fannie Mae Master Credit Facilities was 5.91% as of March 31, 2024.
We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current SOFR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively) with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for the remainder of 2024 and 2025 are $4.3 million and $5.8 million, respectively.
In the year ended December 31, 2023, we provided cash deposits totaling $11.8 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. We provided an additional deposit of $0.3 million during the three months ended March 31, 2024, bringing the total deposit to $12.1 million as of March 31, 2024. These deposits are recorded as restricted cash on our consolidated balance sheet, and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. These deposits will be refunded the earlier of the our achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
MOB Warehouse Facility
On December 22, 2023, we, entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing.
As of March 31, 2024, $14.7 million was outstanding under the MOB Warehouse Facility which bore interest at an annual rate of 8.33%. Inclusive of our non-designated interest rate caps, the economic interest rate on our MOB Warehouse Facility was 6.50% as of March 31, 2024.
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
Subsequent to March 31, 2024, we drew $7.0 million under the MOB Warehouse Facility. Please see Note 17 — Subsequent Events for additional information.

Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Master Credit Facilities for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of March 31, 2024, we had seven SOFR-based interest rate caps with an aggregate notional amount of $364.2 million, which limits one-month SOFR to 3.50% and have varying maturities through January 2027. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate credit facility borrowings.
As SOFR has increased beyond 3.50%, we received cash payments of $1.8 million in the three months ended March 31, 2024. We received $0.9 million of cash payments in the three months ended March 31, 2023.
We prepaid premiums of $1.5 million to renew one caps with an aggregate notional amount of $60.0 million which matures in April 2024. We have five interest rate caps with a notional amount of $289.4 million which mature in 2025, which represents the next maturing interest rate caps. During the year ended December 31, 2023, we paid premiums of $10.0 million to renew expiring interest rate cap contracts.
Subsequent to March 31, 2024, we purchased a new non-designated interest rate cap with a notional amount of $7.0 million and a strike price of 3.50%, which matures in January 2027. We paid premiums of $0.3 million for this interest rate cap.
Capital Expenditures
During the three months ended March 31, 2024, our capital expenditures were $5.2 million, of which $1.1 million related to our MOB segment and $4.1 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout the remainder of 2024.
Acquisitions — Three Months Ended March 31, 2024
During the three months ended March 31, 2024, we acquired four single-tenant MOBs for an aggregate contract purchase price of $12.6 million. These acquisitions were funded with $7.5 million of new mortgage debt from our CPC Mortgage Loan and the remainder with cash on hand.
Acquisitions — Subsequent to March 31, 2024
We have not acquired any properties subsequent to March 31, 2024.
Dispositions — Three Months Ended March 31, 2024
We did not dispose of any properties during the three months ended March 31, 2024.
Dispositions — Subsequent to March 31, 2024
We have not disposed of any properties subsequent to March 31, 2024. We have entered into a purchase and sale agreement to dispose of one SHOP for a contract sales price of $3.3 million. There can be no assurance that this sale will be completed on its contemplated terms, or at all.
Share Repurchase Program
We did not repurchase any shares during the three months ended March 31, 2024 and 2023.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”). MFFO is based on our total performance as a company and therefore reflects the impact of interest expense, general and administrative expenses and operating fees to related parties. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net loss, are provided below:
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

	Three Months Ended March 31,
(In thousands)	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(19,000)	$(17,509)
Depreciation and amortization (1)	19,748	19,608
Impairment charges	260	—
Gain on sale of real estate investments	—	(115)
Adjustments for non-controlling interests (3)	(101)	(93)
FFO (as defined by NAREIT) attributable to stockholders	907	1,891
Acquisition and transaction related	142	63
Accretion of market lease and other intangibles, net	(460)	(211)
Straight-line rent adjustments	188	(217)
Amortization of mortgage premiums and discounts, net	23	23
(Gain) loss on non-designated derivatives	(1,951)	182
Cash received from non-designated derivative instruments	1,773	926
Deferred tax asset valuation allowance (2)	523	708
Adjustments for non-controlling interests (3)	2	(5)
MFFO attributable to stockholders	$1,147	$3,360
_______
(1)Excludes non-real estate depreciation and amortization.
(2)Represents additional non-cash reserves against our deferred tax asset, which we do not consider relevant to our operations.
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
Since mid-2020, we have not paid cash dividends on our shares of common stock but we issued stock dividends to the holders from October 2020 until January 2024. The stock dividends were declared quarterly using a rate of $0.85 per share per year. The number of shares issued with each dividend is based on the estimated per share asset value in effect on the applicable date. We do not intend to declare further stock dividends in the future.
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
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the three months ended March 31, 2024.

	Three Months Ended
	March 31, 2024
(In thousands)	Amounts	Percentage of Distributions
Distributions:
Dividends to holders of Series A Preferred Stock	$1,834	52.5%
Dividends to holders of Series B Preferred Stock	1,616	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%
Total cash distributions	$3,496	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$2,543	72.7%
Available cash on hand	953	27.3%
Total source of distribution coverage	$3,496	100.0%

Cash flows provided by operations (in accordance with GAAP)	$2,543
Net loss (in accordance with GAAP)	$(15,550)
______
(1)Assumes the use of available cash flows from operations before any other sources.
For the three months ended March 31, 2024, cash flows provided by operations were $2.5 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations and with available cash on hand. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.

Our ability to pay dividends on our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units and other distributions depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including but not limited to our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.5%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our MOB segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as amended), filed with the SEC on March 15, 2024 (and as amended March 22, 2024).

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K (as amended) for the year ended December 31, 2023, filed with the SEC on March 22, 2024 and as amended on March 22, 2024, and we direct your attention to those risk factors.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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
+    Furnished herewith
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

Dated: May 10, 2024