Form 10-Q
period 2024-06-30
Healthcare Trust, Inc.
filed 2024-08-09
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2024, the registrant had 113,238,180 shares of common stock outstanding.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
`

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HEALTHCARE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$208,522	$207,987
Buildings, fixtures and improvements	2,131,409	2,120,352
Acquired intangible assets	294,683	293,295
Total real estate investments, at cost	2,634,614	2,621,634
Less: accumulated depreciation and amortization	(720,254)	(681,977)
Total real estate investments, net	1,914,360	1,939,657
Cash and cash equivalents	29,461	46,409
Restricted cash	51,512	44,907
Derivative assets, at fair value	31,568	28,370
Straight-line rent receivable, net	26,171	26,325
Operating lease right-of-use assets	7,587	7,713
Prepaid expenses and other assets (including $46 due from related parties as of June 30, 2024)	35,804	35,781
Deferred costs, net	16,916	15,997
Total assets	$2,113,379	$2,145,159

LIABILITIES AND EQUITY
Mortgage notes payable, net	$816,757	$808,995
Credit facilities, net	365,101	361,026
Market lease intangible liabilities, net	7,211	8,165
Accounts payable and accrued expenses (including $98,334 and $295 due to related parties as of June 30, 2024 and December 31, 2023, respectively)	143,620	48,356
Operating lease liabilities	8,133	8,038
Deferred rent	6,474	6,500
Distributions payable	3,496	3,496
Total liabilities	1,350,792	1,244,576
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of June 30, 2024 and December 31, 2023	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of June 30, 2024 and December 31, 2023	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 113,238,180 shares and 111,545,018 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,132	1,115
Additional paid-in capital	2,533,484	2,509,303
Accumulated other comprehensive income	24,468	23,464
Distributions in excess of accumulated earnings	(1,802,415)	(1,639,804)
Total stockholders’ equity	756,745	894,154
Non-controlling interests	5,842	6,429
Total equity	762,587	900,583
Total liabilities and equity	$2,113,379	$2,145,159

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from tenants	$88,817	$86,104	$177,116	$173,459

Operating expenses:
Property operating and maintenance	55,005	53,569	110,150	107,452
Impairment charges	2,409	—	2,669	—
Operating fees to related parties	6,424	6,369	12,790	12,756
Termination fees to related parties	98,241	—	98,241	—
Acquisition and transaction related	357	148	499	211
General and administrative	4,668	4,331	11,436	9,352
Depreciation and amortization	21,928	20,568	42,666	40,744
Total expenses	189,032	84,985	278,451	170,515
Operating (loss) income before loss on sale of real estate investments	(100,215)	1,119	(101,335)	2,944
Loss on sale of real estate investments	(225)	(306)	(225)	(191)
Operating (loss) income	(100,440)	813	(101,560)	2,753
Other income (expense):
Interest expense	(17,752)	(18,703)	(34,135)	(34,488)
Interest and other income	457	313	529	318
Gains on non-designated derivatives	882	286	2,833	104
Total other expenses	(16,413)	(18,104)	(30,773)	(34,066)
Loss before income taxes	(116,853)	(17,291)	(132,333)	(31,313)
Income tax expense	(65)	(41)	(135)	(87)
Net loss	(116,918)	(17,332)	(132,468)	(31,400)
Net loss attributable to non-controlling interests	452	22	452	31
Allocation for preferred stock	(3,450)	(3,449)	(6,900)	(6,899)
Net loss attributable to common stockholders	(119,916)	(20,759)	(138,916)	(38,268)

Other comprehensive income (loss):
Unrealized (loss) gain on designated derivatives	(1,276)	5,466	1,004	(1,965)
Comprehensive loss attributable to common stockholders	$(121,192)	$(15,293)	$(137,912)	$(40,233)

Weighted-average shares outstanding — Basic and Diluted (1)	113,185,753	113,086,488	113,167,155	113,086,488
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(1.06)	$(0.18)	$(1.23)	$(0.34)
____________
(1)Retroactively adjusted for the effects of the stock dividends (see Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	3,977,144	40	3,630,000	$36	111,545,018	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583
Share-based compensation, net	—	—	—	—	—	—	460	—	—	460	—	460
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,693,162	17	23,678	—	(23,695)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(3,668)	(3,668)	—	(3,668)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(3,232)	(3,232)	—	(3,232)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	—	—	—	(132,016)	(132,016)	(452)	(132,468)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	1,004	—	1,004	—	1,004
Rebalancing of ownership percentage	—	—	—	—	—	—	43	—	—	43	(43)	—
Balance, June 30, 2024	3,977,144	$40	3,630,000	$36	113,238,180	$1,132	$2,533,484	$24,468	$(1,802,415)	$756,745	$5,842	$762,587

	Three Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2023	3,977,144	$40	3,630,000	$36	113,238,180	$1,132	$2,533,232	$25,744	$(1,682,499)	$877,685	$6,362	$884,047
Issuance of Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation, net	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(116,466)	(116,466)	(452)	(116,918)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	(1,276)	—	(1,276)	—	(1,276)
Rebalancing of ownership percentage	—	—	—	—	—	—	22	—	—	22	(22)	—
Balance, June 30, 2024	3,977,144	$40	3,630,000	$36	113,238,180	$1,132	$2,533,484	$24,468	$(1,802,415)	$756,745	$5,842	$762,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Six Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	3,977,144	$40	3,630,000	$36	105,080,531	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190
Share-based compensation, net	—	—	—	—	—	—	460	—	—	460	—	460
Distributions declared in common stock, $0.42 per share	—	—	—	—	3,203,903	31	44,952	—	(44,983)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(3,666)	(3,666)	—	(3,666)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(3,233)	(3,233)	—	(3,233)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	—	—	—	(31,369)	(31,369)	(31)	(31,400)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	(1,965)	—	(1,965)	—	(1,965)
Contributions from minority interests	—	—	—	—	—	—	—	—	—	—	284	284
Rebalancing of ownership percentage	—	—	—	—	—	—	52	—	—	52	(52)	—
Balance, June 30, 2023	3,977,144	$40	3,630,000	$36	108,284,434	$1,082	$2,462,523	$34,945	$(1,545,708)	$952,918	$6,660	$959,578

			Three Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2023	3,977,144	$40	3,630,000	$36	106,668,245	$1,066	$2,439,662	$29,479	$(1,502,299)	$967,984	$6,441	$974,425
Issuance of Preferred Stock, net	—	—	—	—	—	—	2	—	—	2	—	2
Share-based compensation, net	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared in common stock, $0.21 per share	—	—	—	—	1,616,189	16	22,632	—	(22,648)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,617)	(1,617)	—	(1,617)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(17,310)	(17,310)	(22)	(17,332)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	5,466	—	5,466	—	5,466
Contributions from minority interests	—	—	—	—	—	—	—	—	—	—	284	284
Rebalancing of ownership percentage	—	—	—	—	—	—	(3)	—	—	(3)	3	—
Balance, June 30, 2023	3,977,144	$40	3,630,000	$36	108,284,434	$1,082	$2,462,523	$34,945	$(1,545,708)	$952,918	$6,660	$959,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(132,468)	$(31,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,666	40,744
Amortization of deferred financing costs	1,661	5,210
(Accretion) amortization of terminated swap	(1,218)	(1,125)
Amortization of mortgage premiums and discounts, net	45	46
Accretion of market lease and other intangibles, net	(687)	(471)
Bad debt expense	796	695
Equity-based compensation	460	460
Gain on sale of real estate investments, net	225	191
Cash received from non-designated derivative instruments	3,565	2,301
Gain on non-designated derivative instruments	(2,833)	(104)
Impairment charges	2,669	—
Changes in assets and liabilities:
Straight-line rent receivable	98	(605)
Prepaid expenses and other assets	(1,824)	909
Termination fees payable to related parties	98,241	—
Accounts payable, accrued expenses and other liabilities	(2,854)	(5,728)
Deferred rent	393	(446)
Net cash provided by operating activities	8,935	10,677
Cash flows from investing activities:
Property acquisitions	(5,606)	(25,443)
Capital expenditures	(11,159)	(9,140)
Investments in non-designated interest rate caps	(1,709)	(4,580)
Proceeds from sales of real estate investments	2,896	4,803
Net cash used in investing activities	(15,578)	(34,360)
Cash flows from financing activities:
Payments on credit facilities	(2,885)	(197,717)
Proceeds from credit facilities	6,960	20,000
Proceeds from mortgage notes payable	—	240,000
Payments on mortgage notes payable	(584)	(565)
Proceeds from termination of derivative instruments	—	5,413
Payments of deferred financing costs	(199)	(7,774)
Contributions from non-controlling interests	—	284
Dividends paid on Series A Preferred stock	(3,668)	(3,666)
Dividends paid on Series B Preferred stock	(3,232)	(3,233)
Distributions to non-controlling interest holders	(92)	(92)
Net cash provided by (used in) financing activities	(3,700)	52,650
Net change in cash, cash equivalents and restricted cash	(10,343)	28,967
Cash, cash equivalents and restricted cash, beginning of period	91,316	76,538
Cash, cash equivalents and restricted cash, end of period	$80,973	$105,505

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents, end of period	$29,461	$71,705
Restricted cash, end of period	51,512	33,800
Cash, cash equivalents and restricted cash, end of period	$80,973	$105,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,700	$28,093
Cash paid for income and franchise taxes	410	415

Non-cash investing and financing activities:
Common stock issued through stock dividends	$23,695	$44,983
Mortgages issued with acquisition of real estate investments	$7,500	$—
Proceeds from real estate sales used to repay mortgage notes payable	$—	$2,663
Mortgage notes payable repaid with proceeds from real estate sales	$—	$(2,663)
Proceeds from real estate sales used to repay amounts outstanding under the Prior Credit Facility	$—	$5,167
Amounts outstanding under the Prior Credit Facility repaid with proceeds from real estate sales	$—	$(5,167)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
As of June 30, 2024, the Company owned 207 properties located in 32 states and comprised of 9.0 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries including taxable REIT subsidiaries. The Company’s advisor, Healthcare Trust Advisors, LLC (the “Advisor”) manages its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). The Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global” or the “Advisor Parent”), and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of June 30, 2024, the Company owned 45 SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs. All of the Company’s properties across both business segments are located throughout the United States. In its MOB operating segment, the Company owns, manages, and leases single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s MOBs. In its SHOP segment, the Company invests in seniors housing properties through the RIDEA structure. As of June 30, 2024, the Company had four eligible independent contractors operating 45 SHOPs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Intent to Internalize Management
On July 1, 2024, the Company announced that, in anticipation of a potential future listing of the Company’s common stock on a national securities exchange, it provided notice to the Advisor in June 2024 of its intent to transition to self-management and internalize management functions. On August 6, 2024, the Company entered into a merger agreement (the “Internalization Agreement”) with HTI Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), the Advisor and the Advisor Parent. The transactions contemplated by the Internalization Agreement are referred to as the “Internalization.”
Consummation of the transactions contemplated by the Internalization Agreement will result in the internalization of the Company’s management immediately following consummation of the merger (the “Internalization Merger”) of the Advisor with and into Merger Sub, with the Advisor being the surviving entity (under the name “Healthcare Trust Advisors, LLC”), including by terminating (i) the Company’s existing arrangement for advisory management services provided by the Advisor pursuant to the Second A&R Advisory Agreement (as defined in Note 9 — Related Party Transactions and Arrangements), by and among the Company, the OP, and the Advisor and (ii) the Company’s existing arrangement for property management services provided by the Property Manager, pursuant to the A&R Property Management Agreement (as defined in Note 9 — Related Party Transactions and Arrangements). All assets, contracts (including leases) and employees necessary for the Company to conduct its business will be contributed by Advisor Parent (and/or its affiliates) to the Advisor, including all of the equity interests in the Property Manager, prior to the effective time of the Internalization Merger.
Pursuant to the Internalization Agreement, at closing of the Internalization (the “Closing”), the outstanding membership interest of the Advisor will be converted into the right to receive from the Company (i) a $98.2 million self-management termination fee pursuant to the formula set forth in the Second A&R Advisory Agreement, which was recommended and approved by a special committee of the Company’s board of directors, consisting entirely of independent directors, in February 2017, (ii) an asset management fee of $10.9 million, representing the aggregate Base Management Fee (as defined in the Second A&R Advisory Agreement) that the Company would have been required to pay to the Advisor during the six month notice period required to terminate the Second A&R Advisory Agreement (assuming the Closing occurs on or prior to December 25, 2024) which began on June 25, 2024 when the Company delivered notice to the Advisor of its intention to effect the Internalization, and (iii) a property management fee of $3.9 million, representing the aggregate Management Fees (as defined in the A&R Property Management Agreement) that the Company would have been required to pay to the Property Manager through the current term of the Property Management Agreement, subject to certain closing adjustments to the extent the amount of such asset management and property management fees exceed or are less than the amount required to be paid by Advisor Parent to employees placed with the Company pursuant to the Internalization prior to the Closing and the amounts due under the contracts acquired by the Company in the Internalization relating to the pre-Closing period (collectively, the “Closing Payments”). Advisor Parent will also deliver cash to the Company at Closing in order for the Company to pay any unpaid employee bonuses for calendar year 2023 and any accrued bonuses for calendar year 2024 to the extent that the Company has previously reimbursed Advisor Parent for, but Advisor Parent has not paid, such bonuses. To the extent the Closing Payments exceed the Company’s Available Cash (as defined in the Internalization Agreement), the Company has agreed to pay Advisor Parent aggregate cash consideration equal to at least $60.0 million (such cash amount, the “Closing Date Cash Consideration”), and the Company shall issue to Advisor Parent a promissory note in a principal amount equal to the difference between the Closing Date Cash Consideration and the Closing Payments, as may be adjusted for any post-Closing true-ups on the Closing Payments. The Company intends to fund the Closing Date Cash Consideration through a combination of cash on hand and the net proceeds from certain anticipated strategic dispositions. The Company expects the Internalization to close no later than the fourth quarter of 2024, subject to the satisfaction or waiver of certain conditions in the Internalization Agreement.
The Internalization Agreement may be terminated, subject to certain limitations set forth in the Internalization Agreement, (i) by mutual written agreement by the parties thereto, (ii) by any party if a final and non-appealable order is entered that permanently restrains or otherwise prohibits the Internalization, or (iii) by any party should the Effective Time (as defined in the Internalization Agreement) not have occurred on or before June 28, 2025.
There can be no assurance that the Internalization will close within the anticipated time frame, or at all, or that the Company will be able to list its shares of common stock on a national securities exchange.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2024.
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
SHOP Segment
In the Company’s SHOP segment, occupancy trended downward from March 2020 until March 2021 and has since stabilized and has begun recovering. The Company also experienced lower inquiry volumes and reduced in-person tours in post-pandemic periods as compared to pre-pandemic periods. In addition, beginning in March 2020, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as the Company’s operators took appropriate actions to protect residents and caregivers. At the SHOPs, the Company generally bears these cost increases.
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
June 30, 2024
(Unaudited)
The persistence of high inflation and labor shortages have caused adverse impacts to the Company’s occupancy and cost levels, and these trends may continue to impact the Company and have a material adverse effect on its operations in future periods.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its MOB segment. As of June 30, 2024, these leases had a weighted average remaining lease term of 4.5 years. Rent from tenants in the Company’s MOB operating segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our MOB segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of June 30, 2024. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2024 (remainder)	$55,578
2025	105,175
2026	98,034
2027	79,733
2028	60,743
Thereafter	229,660
Total	$628,923

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The Company recorded reductions in revenue of $0.6 million and $0.8 million for uncollectable amounts during the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.7 million for uncollectable amounts during the three and six months ended 2023, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the six months ended June 30, 2024 and 2023. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of June 30, 2024 or December 31, 2023.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2024 were asset acquisitions. The Company acquired four properties during the six months ended June 30, 2024.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the six months ended June 30, 2024 or 2023.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of June 30, 2024 and December 31, 2023, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheets as of June 30, 2024 and December 31, 2023, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023.
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
June 30, 2024
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
As of June 30, 2024, the Company owned 45 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2023, the Company modified 26 intercompany leases with the TRS which reduced intercompany rent.
Because of the TRS’s historical operating losses and the continuing adverse economic impacts since the COVID-19 pandemic on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $9.0 million as of June 30, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2023, the Company had a deferred tax asset of $8.1 million with a full valuation allowance.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Not yet Fully Adopted as of June 30, 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (Topic 280). The new standard requires a public entity to disclose significant segment expense categories and amounts for each reportable segment. A significant expense is an expense that (i) is significant to the segment, (ii) regularly provided or easily computed from information regularly provided to management and (iii) included in the reported measure of profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted, including in an interim period. If a public entity elects to early adopt the ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The ASU should be adopted retrospectively unless it is impracticable to do so. The Company has not adopted this ASU as of June 30, 2024, but is currently evaluating the impact on its segment disclosures and intends to adopt ASU 2023-07 during the year ending December 31, 2024.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily MOBs and seniors housing properties which expand and diversify its portfolio and revenue base. The Company owned 207 properties as of June 30, 2024. During the six months ended June 30, 2024 and 2023, the Company acquired four and five properties, respectively. All acquisitions in the six months ended June 30, 2024 and 2023 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
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
Significant Concentrations
As of June 30, 2024 and 2023, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2024 and 2023:

	June 30,
State	2024	2023
Florida	20.5%	19.7%
Pennsylvania	10.5%	10.7%

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Amortization of in-place leases and other intangible assets (1)	$3,585	$3,500	$6,669	$6,960
Accretion of above -and below-market leases, net (2)	$(284)	$(300)	$(784)	$(551)
Amortization of above -and below-market ground leases, net (3)	$57	$40	$96	$80
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental income.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2024 (remainder)	2025	2026	2027	2028
In-place lease assets	$5,768	$10,439	$8,926	$5,688	$4,254
Other intangible assets	5	10	10	10	10
Total to be added to amortization expense	$5,773	$10,449	$8,936	$5,698	$4,264

Above-market lease assets	$(212)	$(376)	$(342)	$(254)	$(213)
Below-market lease liabilities	618	1,172	1,018	696	626
Total to be added to revenue from tenants	$406	$796	$676	$442	$413
Dispositions
Three and Six Months Ended June 30, 2024
The Company disposed of one held-for-use SHOP during the three and six months ended June 30, 2024 for a contract sales price of $3.3 million. This property was impaired during the six months ended June 30, 2024 by $0.3 million, and had been previously impaired by a cumulative total of $2.3 million in the years ended December 31, 2023 and 2022. The Company recorded a $0.2 million loss on the sale of this SHOP, which is presented in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024.
Subsequent to June 30, 2024, the Company disposed of seven MOBs in Illinois for a contract sales price of $50.5 million. For additional information, please see Note 17 — Subsequent Events.
Three and Six Months Ended June 30, 2023
During the three and six months ended June 30, 2023, the Company disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of the four disposed SHOPs were previously impaired by $6.2 million in the year ended December 31, 2022. As a result, the Company recorded an aggregate loss on sale of $0.2 million, which is presented in the Company’s consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
There were no assets held for sale as of June 30, 2024 and December 31, 2023.
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
Property Damage and Insurance Recoveries
During the six months ended June 30, 2024, one MOB property sustained fire damages estimated at $2.9 million, which the Company anticipates will be completely recoverable through its property insurance policy during the remainder of 2024. Accordingly, the Company reduced the carrying value of the damaged property by $2.9 million and recorded a receivable of that amount due from the insurance carrier as of June 30, 2024.
Impairment Charges
There were no impairment charges recorded in the three or six months ended June 30, 2023. The following table presents impairment charges by segment recorded during the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
MOB Segment:
Sun City(1)	$2,409	$—	$2,409	$—
Total MOB impairment charges	2,409	—	2,409	—

SHOP Segment:
Copper Springs(2)	—	—	260	—
Total SHOP impairment charges	—	—	260	—

Total impairment charges	$2,409	$—	$2,669	$—
(1)This property was impaired to reduce its carrying value to its estimated fair value as determined by the Assets Held for Use approach described above. This property has been actively marketed for sale since September 2021. This property has been previously impaired by a cumulative total of $8.6 million in the years ended December 31, 2023 and 2021.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
(2)This property was impaired to its contractual sales price of $3.3 million as determined by a purchase and sale agreement executed in the six months ended June 30, 2024. This property was previously impaired by a cumulative total of $2.3 million in the years ended December 31, 2023 and 2022. The property was sold during the three months ended June 30, 2024.
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of June 30, 2024 and December 31, 2023:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Interest Rate		Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	$6,560	$6,647	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	15,039	15,242	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,332	9,458	2.95%	2.95%	Fixed		May 2049
Capital One MOB Loan (2)	41	378,500	378,500	3.71%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	20	116,037	116,037	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	1	12,577	12,745	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed		Dec. 2031
Barclays MOB Loan	62	240,000	240,000	6.45%	6.45%	Fixed		June 2033
BMO CPC Mortgage	4	7,500	—	6.84%	—%	Fixed		Mar. 2034
Gross mortgage notes payable	140	828,295	821,379	4.60%	4.58%
Deferred financing costs, net of accumulated amortization (3)		(10,310)	(11,111)
Mortgage premiums and discounts, net		(1,228)	(1,273)
Mortgage notes payable, net		$816,757	$808,995
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2024 and December 31, 2023.
(2)Variable rate loan, based on daily SOFR (as defined below) as of June 30, 2024 and December 31, 2023, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024, the Company had pledged $1.4 billion in total real estate investments, at cost, as collateral for its $828.3 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Barclays MOB Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of June 30, 2024, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of June 30, 2024 and December 31, 2023:

			Outstanding Facility Amount as of		Effective Interest Rate (4) (5)
Credit Facilities	Encumbered Properties (1)		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Interest Rate	Maturity
			(In thousands)	(In thousands)
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$205,174	$206,944	7.85%	7.86%	Variable	Nov. 2026
KeyBank Facility	10	(3)	138,219	139,334	7.90%	7.91%	Variable	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$343,393	$346,278

MOB Warehouse Facility	7		21,708	14,748	8.33%	8.36%	Variable	Dec. 2026

Total Credit Facilities	28		$365,101	$361,026	7.90%	7.90%
________
(1)Encumbered properties are as of June 30, 2024.
(2)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties as of June 30, 2024 with an aggregate carrying value, at cost of $352.8 million.
(3)Secured by first-priority mortgages on ten of the Company’s seniors housing properties as of June 30, 2024 with an aggregate carrying value, at cost of $263.9 million.
(4)Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2024 and December 31, 2023, respectively.
(5)The Company has eight active non-designated interest rate cap agreements with an aggregate notional amount of $369.2 million which limited one-month SOFR to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Capital One Fannie Mae Facility, KeyBank Fannie Mae Facility and MOB Warehouse Facility were 5.89%, 5.95% and 6.50%, respectively, as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, the carrying value of the Company’s real estate investments, at cost was $2.6 billion, with $1.4 billion secured as collateral for mortgage notes payable and $649.6 million secured under the credit facilities. All of the real estate assets pledged to secure mortgages or to secure borrowings under our credit facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of June 30, 2024 were $621.0 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the credit facilities, or other future financings.
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
June 30, 2024
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
As of June 30, 2024, $343.4 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Until June 30, 2023, borrowings under the Fannie Mae Master Credit Facilities bore annual interest at a rate that varied on a monthly basis and was equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). Effective July 1, 2023, the Fannie Mae Master Credit Facilities automatically transitioned to SOFR-based borrowings with monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.
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
As of June 30, 2024, $21.7 million was outstanding under the MOB Warehouse Facility. The Company may request future advances under the MOB Warehouse Facility by adding eligible MOBs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the MOB Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.
Non-Designated Interest Rate Caps
As of June 30, 2024 the Company had eight non-designated interest rate cap agreements with an aggregate current effective notional amount of $369.2 million which caps SOFR at 3.50% with terms through January 2027. The Company does not apply hedge accounting to these non-designated interest cap agreements, and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of comprehensive loss. Please see Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration. During the six months ended June 30, 2024, the Company paid total premiums of $1.7 million to renew one cap and to execute a new cap.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2024 and thereafter, on all of the Company’s outstanding mortgage notes payable and credit facilities:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2024 (remainder)	$595	$2,885	$3,480
2025	13,270	5,769	19,039
2026	379,393	356,447	735,840
2027	922	—	922
2028	116,908	—	116,908
Thereafter	317,207	—	317,207
Total	$828,295	$365,101	$1,193,396
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2024
Derivative assets, at fair value (non-designated)	$—	$7,087	$—	$7,087
Derivative assets, at fair value (designated)	—	24,481	—	24,481
Total	$—	$31,568	$—	$31,568

December 31, 2023
Derivative assets, at fair value (non-designated)	$—	$6,111	$—	$6,111
Derivative assets, at fair value (designated)	—	22,259	—	22,259
Total	$—	$28,370	$—	$28,370
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2024.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company has impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, the Company owned 11 held for use properties (eight MOBs, two SHOPs and one land parcel) for which the Company had reconsidered their expected holding periods, of which four properties (one MOB and two SHOPs and one land parcel) are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties, and has previously recorded impairment charges on nine properties (eight MOBs and one SHOP) to reduce the carrying values to their estimated fair values. One held for use property was impaired during the six months ended June 30, 2024.
See Note 3 — Real Estate Investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of June 30, 2024 and December 31, 2023.
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
June 30, 2024
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		June 30, 2024		December 31, 2023
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$827,067	$785,900	$820,106	$787,665
Credit facilities	3	365,101	365,478	361,026	361,792
Total debt		$1,192,168	$1,151,378	$1,181,132	$1,149,457
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$24,481	$22,259
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$7,087	$6,111
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2024 and December 31, 2023, the Company had one derivative with a notional value of $378.5 million designated as a cash flow hedges of interest rate risk. The Company uses its interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments by the Company over the life of the agreement without exchange of the underlying notional amount. During the six months ended June 30, 2024 and the year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The remaining interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$2,272	$10,131	$9,319	$6,661
Amount of gain reclassified from accumulated other comprehensive income into income as interest expense	$3,548	$4,665	$8,315	$8,626
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(17,752)	$(18,703)	$(34,135)	$(34,488)
Prior Credit Facility Swap Terminations
During the year ended December 31, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million and six SOFR-based interest rate swap agreements with an aggregate notional amount of $150.0 million. The swaps were terminated in asset positions, and the Company received $1.9 million in cash from the LIBOR-based swap terminations, and $3.5 million in cash from the SOFR-based swap terminations. These amounts were included in AOCI and will be amortized into earnings as a reduction to interest expense from the termination dates of the swaps through March 2024 (the original term of the swap and the Prior Credit Facility). For the six months ended June 30, 2024 and 2023, the Company reclassified $1.2 million and $1.1 million, respectively, from AOCI as decreases to interest expense, and no amounts remained in AOCI as of June 30, 2024.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2024 through June 30, 2025, the Company estimates that $12.4 million will be reclassified from AOCI as a decrease to interest expense or other comprehensive income relating to the “pay-fixed” swaps designated as derivatives.
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	8	$369,218	7	$364,170
______________
(1)Notional amount represents the currently active interest rate cap contracts.
(2)All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through January 2027. The actual one-month SOFR rates during the six months ended June 30, 2024, exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting. As of June 30, 2024 and December 31, 2023, the Company had entered into eight and seven SOFR-based interest rate caps, respectively, with notional amounts of $369.2 million and $364.2 million, respectively, which limited one-month SOFR borrowings to 3.50% and have varying maturities through January 2027.
In the six months ended June 30, 2024, the Company paid total premiums of $1.7 million to renew one cap with an aggregate notional amount of $58.1 million and to execute a new cap of $7.0 million which matures in January 2027. Five interest rate caps with an aggregate notional amount of $289.4 million matures in 2025, which represents the next interest rate cap maturity.
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
The gains on non-designated derivatives were $0.9 million and $2.8 million for the three and six months ended June 30, 2024, and were $0.3 million and $0.1 million for the three and six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company received aggregate payments of $3.6 million and $2.3 million, respectively, related to its effective interest rate caps as LIBOR/SOFR exceeded the effective rates of the capped debt.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of June 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2024	$31,568	$—	$—	$31,568	$—	$—	$31,568
December 31, 2023	$28,370	$—	$—	$28,370	$—	$—	$28,370
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2024, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 8 — Stockholders’ Equity
Common Stock
As of June 30, 2024 and December 31, 2023, the Company had 113,238,180 and 111,545,018 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020. Since October 2020, the Company has issued an aggregate of approximately 20.7 million shares in respect to the stock dividends. Except for shares issued as dividends, no additional shares of common stock were issued during the three months ended June 30, 2024 or the year ended December 31, 2023. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive loss have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends and are noted as such throughout the accompanying financial statements and notes. Please see Note 1 — Organization for additional information.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all of the other shares of outstanding common stock. The Board may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not issue any shares of common stock pursuant to the DRIP. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as the Company pays distributions in stock instead of cash.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023.
The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023.
The Company also had 100,000 Series A Preferred Units outstanding as of June 30, 2024 and December 31, 2023, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 9 — Related Party Transactions and Arrangements
As of June 30, 2024 and December 31, 2023, the Special Limited Partner owned 10,873 and 10,710 shares (assuming conversion of its partnership interests), respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2024 and December 31, 2023, the Advisor held 90 partnership units in the OP designated as “Common OP Units”.
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
On July 1, 2024, the Company announced that, in anticipation of a potential future listing of the Company’s common stock on a national securities exchange, it provided notice in June 2024 to the Advisor of its intent to transition to self-management. The Advisory Agreement will be terminated upon the effective date of the Internalization, which is expected to be no later than the fourth quarter of 2024. Certain expenses have been incurred as a result of the Company’s decision to terminate the Advisory Agreement, which are discussed below in the section “Intent to Internalize Management — Termination Fees”.
Acquisition Expense Reimbursements
The Advisor may be reimbursed for services provided for which it incurs investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third-party acquisition expenses. Under the Second A&R Advisory Agreement, total acquisition expenses may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold has not been exceeded through June 30, 2024.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of June 30, 2024, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor receives cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the Performance Condition is considered probable to occur. stock dividends do not cause the OP to issue additional Class B Units, rather, the redemption ratio to common stock is adjusted. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. Core Earnings is defined as, for the applicable period, net income or loss, computed in accordance with GAAP, excluding non-cash equity compensation expense, the variable management/incentive fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent and any associated bad debt reserves, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management/incentive fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. No incentive fee was incurred for the six months ended June 30, 2024 or 2023.
Pursuant to the terms of the Internalization Agreement, the Company has agreed to pay an asset management fee of $10.9 million, representing the aggregate base management fees that the Company would have been required to pay to the Advisor during the six month notice period required to terminate the Second A&R Advisory Agreement (assuming the Closing occurs on or prior to December 25, 2024), beginning June 25, 2024 when the Company delivered notice to the Advisor of its intent to effect the Internalization, subject to certain closing adjustments.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended June 30, 2024 and 2023, the Company incurred $3.0 million and $2.4 million, respectively of reimbursement expenses from the Advisor for providing administrative services. During the six months ended June 30, 2024 and 2023, the Company incurred $7.0 million and $4.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the Advisory Agreement Amendment for the prior year ended December 31st. For the fiscal year ended December 31, 2024, the Fixed Component is $8.2 million and the Company expects the Variable Component to be approximately $9.3 million. During the three and six months ended June 30, 2024, the Company incurred $2.0 million and $4.9 million, respectively, of expenses subject to the Capped Reimbursement Amount.
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
Reimbursements for the cash portion of 2023 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2023 in accordance with estimates provided by the Advisor. These amounts were awarded in May 2024 and are scheduled to be paid by the Advisor to its employees from September 2024 to March 2025. To the extent that any amounts remain unpaid at the time of the Closing of the Internalization, the Company will receive such amounts from the Advisor as a credit to its Closing Payments.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Reimbursements for the cash portion of 2024 bonuses paid by the Advisor to its employees, or employees of its affiliates, are being expensed and reimbursed on a monthly basis during the year ended December 31, 2024 in accordance with estimates provided by the Advisor. To the extent that any amounts remain unpaid at the time of the Closing of the Internalization, the Company will receive such amounts from the Advisor as a credit to its Closing Payments.
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “A&R Property Management Agreement”) with the OP and the Property Manager. The A&R Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the A&R Property Management Agreement. The Company provided the Property Manager with notice of its intent to self-manage during the three months ended June 30, 2024 and, as a result, the current term of the A&R Property Management Agreement will expire the earlier of the effective date of the Internalization or February 17, 2025. The Property Manager may assign the A&R Property Management Agreement to any party with expertise in commercial real estate which has, together with its affiliates, over $100.0 million in assets under management.
Pursuant to the terms of the Internalization Agreement, the Company has agreed to pay a property management fee of $3.9 million, representing the aggregate property management fees that the Company would have been required to pay to the Property Manager through the current term of the Property Management Agreement, subject to certain closing adjustments.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Summary of Related Party Expenses and Payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepayments) as of
	2024	2023	2024	2023
(In thousands)	Incurred	Incurred	Incurred	Incurred	June 30, 2024	December 31, 2023
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$—	$20	$21	$20	$—
Ongoing fees and reimbursements:
Asset management fees	5,458	5,458	10,916	10,916	—	—
Professional fees and other reimbursements (1)	3,021	2,373	6,980	4,759	(46)	198
Property management fees (2)	1,022	911	2,492	1,840	73	97
Termination fees (3)	98,241	—	98,241	—	98,241	—
Total related party operation fees and reimbursements	$107,742	$8,742	$118,649	$17,536	$98,288	$295
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $2.0 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $4.9 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively, subject to the Capped Reimbursement Amount.
(2)The three months ended June 30, 2024 and 2023 includes $0.1 million and $49,000 respectively, and the six months ended June 30, 2024 and 2023 includes $0.6 million and $0.1 million, respectively, of leasing commissions which are capitalized and included in deferred costs, net on the Company’s consolidated balance sheets.
(3)The three and six months ended June 30, 2024 includes an estimate for termination fees of $98.2 million, resulting from the Company’s intent to internalize its management functions, which is payable within 30 days of the effective date of the termination of the Advisory Agreement. Please see the below section “Intent to Internalize Management — Termination Fees” for additional information.
Intent to Internalize Management
On July 1, 2024, the Company announced that, in anticipation of a potential future listing of the Company’s common stock on a national securities exchange, it provided notice in June 2024 to the Advisor of its intent to transition to self-management and internalize management functions. On August 6, 2024, the Company entered into the Internalization Agreement with Merger Sub, the Advisor and the Advisor Parent.
The Internalization Agreement may be terminated, subject to certain limitations set forth in the Internalization Agreement, (i) by mutual written agreement by the parties thereto, (ii) by any party if a final and non-appealable order is entered that permanently restrains or otherwise prohibits the Internalization, or (iii) by any party should the Effective Time (as defined in the Internalization Agreement) not have occurred on or before June 28, 2025.
The Company expects the Internalization to close no later than the fourth quarter of 2024. There can be no assurance that the Internalization will close within the anticipated time frame, or at all, or that the Company will be able to list its shares of common stock on a national securities exchange.
Closing Payments
Pursuant to the terms of the Internalization Agreement, the Company is required to pay the Advisor Payment certain fees in connection with the Internalization. All fees will be due within 30 days after the Closing. To the extent the Closing Payments exceed the Company’s Available Cash, the Company has agreed to pay the Advisor Parent the Closing Date Cash Consideration, and the Company shall issue to Advisor Parent a promissory note in a principal amount equal to the difference between the Closing Date Cash Consideration and the Closing Payments, as may be adjusted for any post-Closing true-ups on the Closing Payments. The Company intends to fund the Closing Date Cash Consideration through a combination of cash on hand and the net proceeds from certain anticipated strategic dispositions. The Company expects to pay the Advisor such fees in connection with the Closing, but there can be no assurance that the Internalization closes on its anticipated time frame, or subject to the terms described herein, or at all.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Self-Management Termination Fee
Upon a termination by the Company in connection with a transition to self-management, the Company is required to pay the Advisor Parent a self-management termination fee equal to (i) $15.0 million plus (ii) the product of four multiplied by the Subject Fees, provided that the transition fee shall not exceed an amount equal to 4.5 multiplied by the Subject Fees. Such fee is a component of the Closing Payments contemplated by the Internalization Agreement.
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
The Company has recorded the transition fee agreed upon in the Internalization Agreement of $98.2 million, in the three and six months ended June 30, 2024.
Asset Management Fees, Property Management Fees and Other Closing Payments
Pursuant to the terms of the Internalization Agreement, the Company is required to pay to the Advisor Parent (i) an asset management fee of $10.9 million, representing the aggregate base management fees that the Company would have been required to pay to the Advisor during the six month notice period required to terminate the Second A&R Advisory Agreement (assuming the Closing occurs on or prior to December 25, 2024), and (ii) a property management fee of $3.9 million, representing the aggregate property management fees that the Company would have been required to pay to the Property Manager through the current term of the Property Management Agreement, in each case subject to certain closing adjustments. Advisor Parent will also deliver cash to the Company at Closing in order for the Company to pay any unpaid employee bonuses for calendar year 2023 and any accrued bonuses for calendar year 2024 to the extent that the Company has previously reimbursed Advisor Parent for, but Advisor Parent has not paid, such bonuses.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three or six months ended June 30, 2024 or 2023. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds or the subordinated incentive termination distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three or six months ended June 30, 2024 or 2023. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing or termination or non-renewal of the advisory agreement with the Advisor, as applicable, will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above and subordinated incentive termination distribution described below.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Note 10 — Economic Dependency
Under various agreements, subject to the pending Internalization, the Company has engaged the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company and asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services prior to the Internalization, the Company will be required to find alternative providers of these services.
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
The following table reflects the amount of restricted shares outstanding as of June 30, 2024 and activity for the period presented:

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2023	51,643	$16.94
Stock dividend	785	14.00
Unvested, June 30, 2024	52,428	$16.90
As of June 30, 2024, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the RSP. This cost will be recognized over a weighted-average period of 0.1 years. Compensation expense related to restricted shares was $0.2 million and $0.5 million for the three and six months ended June 30, 2024 and 2023.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the six months ended June 30, 2024 or 2023.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain (loss) on Designated Derivative
Balance, December 31, 2023	$23,464
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	9,319
Amount of gain reclassified from accumulated other comprehensive income	(8,315)
Balance, June 30, 2024	$24,468
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, previously designated hedges were terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	June 30, 2024	December 31, 2023
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	2,536	3,156
Total Non-controlling Interests in the OP	5,114	5,734
Non-controlling Interests in property owning subsidiaries	728	695
Total Non-controlling interests	$5,842	$6,429
Net loss attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)	$(92)	$(92)
Loss attributable to Common OP Units held by third parties	513	85	579	147
Net loss attributable to non-controlling interests in the OP	467	39	487	55
Income attributable to non-controlling interests in property-owning subsidiaries	(15)	(17)	(35)	(24)
Net loss attributable to non-controlling interests	$452	$22	$452	$31
Non-Controlling Interests in the OP
For preferred and common shares issued by the Company, the Company typically issues mirror securities with substantially equivalent economic rights between the Company and the OP. The securities held by the Company are eliminated in consolidation.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both the three and six months ended June 30, 2024 and 2023, Series A Preferred Unit holders were paid $46,000 and $0.1 million, respectively.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of June 30, 2024 and December 31, 2023, the Advisor held 90 Common OP Units, which represents a nominal percentage of the aggregate ownership in the OP.
In November 2014, the Company partially funded the purchase of an MOB from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the six months ended June 30, 2024 and 2023, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of June 30, 2024 would be redeemable for 496,644 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	June 30, 2024	June 30, 2024	June 30, 2024	December 31, 2023	2024	2023
Plaza Del Rio Medical Office Campus Portfolio (1)	May 2015	$728	6.9%	$12,763	$12,687	—	—
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (in thousands)	$(119,916)	$(20,759)	$(138,916)	$(38,268)
Basic and diluted weighted-average shares outstanding (1)	113,185,753	113,086,488	113,167,155	113,086,488
Basic and diluted net loss per share (1)	$(1.06)	$(0.18)	$(1.23)	$(0.34)
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
June 30, 2024
(Unaudited)
The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive. The amounts in the table below have been retroactively adjusted to reflect the stock dividends (see Note 1 — Organization for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested restricted shares (1)	52,428	103,704	52,419	103,704
Common OP Units (2)	496,644	496,644	496,644	496,644
Class B Units (3)	439,459	439,459	439,459	439,459
Total weighted average antidilutive common stock equivalents	988,531	1,039,807	988,522	1,039,807
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 52,428 and 100,221 unvested restricted shares outstanding, respectively, as of June 30, 2024 and 2023.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of June 30, 2024 and 2023. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of June 30, 2024 and 2023. These Class B Units were unvested as of June 30, 2024 and 2023 (see Note 9 — Related Party Transactions for additional information).
Note 15 — Segment Reporting
The disclosures below for the six months ended June 30, 2024 and 2023 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: MOBs and SHOPs.
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

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table presents the operating financial information for the Company’s two business segments for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
MOBs:
Revenue from tenants	$34,671	$33,920	$69,270	$67,530
Less: Property operating and maintenance	9,727	9,438	19,427	18,393
Segment income	$24,944	$24,482	$49,843	$49,137

SHOPs:
Revenue from tenants	$54,146	$52,184	$107,846	$105,929
Less: Property operating and maintenance	45,278	44,131	90,723	89,059
Segment income	$8,868	$8,053	$17,123	$16,870
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ revenue from tenants to consolidated revenue from tenants and the total reportable segments’ income to consolidated net loss attributable to common stockholders is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue from tenants:
MOBs	$34,671	$33,920	$69,270	$67,530
SHOPs	54,146	52,184	107,846	105,929
Total consolidated revenue from tenants	$88,817	$86,104	$177,116	$173,459

Net loss attributable to common stockholders:
Segment income:
MOBs	$24,944	24,482	$49,843	49,137
SHOPs	8,868	8,053	17,123	16,870
Total segment income	33,812	32,535	66,966	66,007
Impairment charges	(2,409)	—	(2,669)	—
Operating fees to related parties	(6,424)	(6,369)	(12,790)	(12,756)
Termination fees to related parties	(98,241)	—	(98,241)	—
Acquisition and transaction related	(357)	(148)	(499)	(211)
General and administrative	(4,668)	(4,331)	(11,436)	(9,352)
Depreciation and amortization	(21,928)	(20,568)	(42,666)	(40,744)
Gain on sale of real estate investment	(225)	(306)	(225)	(191)
Interest expense	(17,752)	(18,703)	(34,135)	(34,488)
Interest and other income	457	313	529	318
Gain (loss) on non-designated derivatives	882	286	2,833	104
Income tax (expense) benefit	(65)	(41)	(135)	(87)
Net loss attributable to non-controlling interests	452	22	452	31
Preferred stock dividends	(3,450)	(3,449)	(6,900)	(6,899)
Net loss attributable to common stockholders	$(119,916)	$(20,759)	$(138,916)	$(38,268)

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net:
MOB Segment	$1,102,146	$1,114,963
SHOP Segment	812,214	824,694
Total investments in real estate, net	1,914,360	1,939,657
Cash and cash equivalents	29,461	46,409
Restricted cash	51,512	44,907
Derivative assets, at fair value	31,568	28,370
Straight-line rent receivable, net	26,171	26,325
Operating lease right-of-use assets	7,587	7,713
Prepaid expenses and other assets	35,804	35,781
Deferred costs, net	16,916	15,997
Total assets	$2,113,379	$2,145,159
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
MOB Segment	$2,268	$1,742	$3,362	$2,964
SHOP Segment	3,731	3,764	7,797	6,176
Total capital expenditures	$5,999	$5,506	$11,159	$9,140
Note 16 — Commitments and Contingencies
As of June 30, 2024, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 18.4 years to 83.2 years, excluding an adjacent parking lot lease with a term of 2.3 years. The Company did not enter into any additional ground leases during the six months ended June 30, 2024.
As of June 30, 2024, the Company had ROU assets and liabilities of $7.6 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 33.2 years and a weighted-average discount rate of 7.38% as of June 30, 2024. For each of the three months ended June 30, 2024 and 2023, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the current accounting guidance. For each of the six months ended June 30, 2024 and 2023, the Company paid cash of $0.4 million and recorded expense of $0.4 million. The ground operating lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table reflects the base cash rental payments due from the Company for the next five years as of June 30, 2024:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2024 (remainder)	$324	$45
2025	653	93
2026	649	95
2027	617	97
2028	619	100
Thereafter	21,324	7,115
Total minimum lease payments	24,186	7,545
Less: amounts representing interest	(16,053)	(2,714)
Total present value of minimum lease payments	$8,133	$4,831
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of June 30, 2024. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
Property Dispositions
Subsequent to June 30, 2024, the Company disposed of seven MOBs in Illinois for a contract sales price of $50.5 million. These proceeds are available for general and corporate uses, including for the potential partial payment of the Closing Payments when they become payable.
Internalization Agreement
On August 6, 2024, the Company entered into the Internalization Agreement with the Merger Sub, the Advisor and the Advisor Parent. A summary of the terms of the agreement can be found in Note 1 — Organization and Note 9 — Related Party Transactions and Agreements.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants, operators and the global economy and financial markets; that any potential future acquisitions by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended) as well as Part II — Other Information, Item IA — Risk Factors below.
Overview
We are an externally managed entity that for U.S. federal income tax purposes has qualified as a real estate investment trust (“REIT”). We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on medical office and other healthcare-related buildings and senior housing operating properties. As of June 30, 2024, we owned 207 properties located in 32 states and comprised of 9.0 million rentable square feet.
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
We operate in two reportable business segments for management and financial reporting purposes: medical office and other health-care related buildings (“MOBs”) and senior housing operating properties (“SHOPs”). All of our properties across both business segments are located throughout the United States. In our MOB operating segment, we own, manage, and lease single- and multi-tenant MOBs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our MOBs. In our SHOP segment, we invest in seniors housing properties through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. As of June 30, 2024, we had four eligible independent contractors operating 45 SHOPs.
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
Intent to Internalize Management
On July 1, 2024, we announced that, in anticipation of a potential future listing of our common stock on a national securities exchange, we provided notice to the Advisor in June 2024 of our intent to transition to self-management and internalize management functions (the “Internalization”). On August 6, 2024, we entered into the Internalization Agreement with the Merger Sub, the Advisor and the Advisor Parent (each of such terms as defined in Note 1 — Organization).
We expect the Internalization to take effect no later than the fourth quarter of 2024. There can be no assurance that the Internalization will close within the anticipated time frame, or at all, or that we will be able to list our shares of common stock on a national securities exchange. For additional information about the Internalization, including fees we expect to incur in connection therewith, please see Note 9 — Related Party Transactions and Arrangements.
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
Further, the significant increase in the rate of inflation in recent years brought about by labor shortages, supply chain disruptions and increases in interest rates have had, and may continue to have, adverse impacts on our results of operations. Moreover, these increases in the rate of inflation, the ongoing wars in Ukraine, Israel and related sanctions, supply chain disruptions and increases in interest rates may also impact our tenants’ ability to pay rent and hence our results of operations and liquidity.
SHOP Segment
Occupancy
Beginning in March 2020, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. Occupancy in our SHOP portfolio trended downward from 85.1% as of December 31, 2019 to a low of 72.0% as of March 31, 2021, and has since recovered to 76.4% as of June 30, 2024.

The below table presents SHOP occupancy since the onset of our previous downward occupancy trends, which was exacerbated by the COVID-19 pandemic in March 2020:

As of	Number of Properties(1)	Rentable Units	Percentage Leased
December 31, 2019	59	4,926	85.1%
March 31, 2020	63	5,198	84.4%
June 30, 2020	63	5,198	79.2%
September 30, 2020	67	5,350	77.4%
December 31, 2020	59	4,878	74.5%
March 31, 2021	55	4,682	72.0%
June 30, 2021	54	4,530	73.2%
September 30, 2021	54	4,494	74.3%
December 31, 2021	54	4,494	74.1%
March 31, 2022	50	4,378	75.9%
June 30, 2022	50	4,374	76.3%
September 30, 2022	50	4,374	75.8%
December 31, 2022	50	4,374	75.1%
March 31, 2023	50	4,374	73.3%
June 30, 2023 (2)	46	4,164	73.3%
September 30, 2023 (2)	46	4,164	74.1%
December 31, 2023 (2)	46	4,164	74.1%
March 31, 2024 (2)	46	4,164	75.3%
June 30, 2024 (2)	45	4,069	76.4%
________
(1)Exclusive of two land parcels.
(2)Includes one vacant SHOP with 39 rentable units which was closed in May 2023.
Contract Labor and Wage Expenses
Beginning with the second quarter of 2021, our occupancy and operating costs in our SHOP portfolio were relatively stable. During the year ended December 31, 2022, our third party operators needed to increase their use of temporary contract labor and agencies, and the amount paid for overtime, training and bonus wages, in response to a shortage of workers, the cost of labor generally, lack of qualified personnel that our third party operators are able to employ on a permanent basis and training hours and other onboarding costs for permanent staff which replaced previously utilized contract and agency labor. These contract and agency costs have declined since then. In particular, costs incurred from contract labor and agencies for care providers decreased in our SHOP segment by $0.3 million, from $0.6 million in the three months ended June 30, 2023, to $0.3 million as compared to the three months ended June 30, 2024.
However, these costs were offset by increased wage costs for direct employees of our third party operators of $1.0 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Likewise, occupancy levels have not recovered to their pre-pandemic rates (as noted in the table above), thus the results of operations in our SHOP segment have been significantly adversely affected by the increase in labor costs even though resident fees have increased.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024, as amended on March 22, 2024. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.

Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain additional information about the properties we owned as of June 30, 2024:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased(1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
MOB Segment	160		5,193,996	90.3%		4.5	$1,478,570
SHOP Segment	47	(4)	3,801,806	76.4%	(5)	N/A	1,135,487
Total Portfolio	207		8,995,802				$2,614,057
________
(1)Inclusive of leases signed but not yet commenced as of June 30, 2024.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of June 30, 2024.
(3)Gross asset value represents total real estate investments, at cost ($2.6 billion total as of June 30, 2024) net of gross market lease intangible liabilities ($21.0 million total as of June 30, 2024). Cumulative impairment charges are reflected within gross asset value.
(4)Includes two parcels of land
(5)Weighted by unit count as of June 30, 2024. As of June 30, 2024, we had 4,069 rentable units in our SHOP segment. The SHOP segment includes one closed SHOP with 30 rentable units, and excludes land parcels.
N/A    Not applicable.
Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2024, we owned 207 properties. There were 196 properties owned for the entire year ended December 31, 2023 and the six months ended June 30, 2024 (our “Same Store Properties”), including two vacant land parcels. Since January 1, 2023, we acquired 11 properties (our “Acquired Properties”) and disposed of six properties (our “Disposed Properties”).
The following table presents a roll-forward of our properties owned from January 1, 2023 to June 30, 2024:

	MOB	SHOP	Total
Number of properties, January 1, 2023	150	52	202
Acquisition activity during the year ended December 31, 2023	7	—	7
Disposition activity during the year ended December 31, 2023	(1)	(4)	(5)
Number of properties, December 31, 2023	156	48	204
Acquisition activity during the six months ended June 30, 2024	4	—	4
Disposition activity during the six months ended June 30, 2024	—	(1)	(1)
Number of properties, June 30, 2024	160	47	207

Number of Same Store Properties	149	47	196
Number of Acquired Properties	11	—	11
Number of Disposed Properties	1	5	6

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
Net loss attributable to common stockholders was $119.9 million and $20.8 million, respectively, for the three months ended June 30, 2024, and 2023. The following table shows our results of operations for the three months ended June 30, 2024 and 2023 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$
Revenue from tenants	$88,817	$86,104	$2,713

Operating expenses:
Property operating and maintenance	55,005	53,569	1,436
Impairment charges	2,409	—	2,409
Operating fees to related parties	6,424	6,369	55
Termination fees to related parties	98,241	—	98,241
Acquisition and transaction related	357	148	209
General and administrative	4,668	4,331	337
Depreciation and amortization	21,928	20,568	1,360
Total expenses	189,032	84,985	104,047
Operating (loss) income before loss on sale of real estate investments	(100,215)	1,119	(101,334)
Loss on sale of real estate investments	(225)	(306)	81
Operating (loss) income	(100,440)	813	(101,253)
Other income (expense):
Interest expense	(17,752)	(18,703)	951
Interest and other income	457	313	144
Gain on non-designated derivatives	882	286	596
Total other expenses	(16,413)	(18,104)	1,691
Loss before income taxes	(116,853)	(17,291)	(99,562)
Income tax expense	(65)	(41)	(24)
Net loss	(116,918)	(17,332)	(99,586)
Net loss attributable to non-controlling interests	452	22	430
Allocation for preferred stock	(3,450)	(3,449)	(1)
Net loss attributable to common stockholders	$(119,916)	$(20,759)	$(99,157)
Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the three months ended June 30, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$34,144	$33,866	$278	$527	$—	$527	$—	$54	$(54)	$34,671	$33,920	$751
Less: Property operating and maintenance	9,829	9,378	451	48	—	48	(150)	60	(210)	9,727	9,438	289
Segment income	$24,315	$24,488	$(173)	$479	$—	$479	$150	$(6)	$156	$24,944	$24,482	$462
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
Revenue from Tenants
During the three months ended June 30, 2024, revenue from tenants increased by $0.8 million in our MOB segment as compared to the three months ended June 30, 2023, which was primarily driven by an increase in revenue from tenants of $0.5 million due to our Acquired Properties and by an increase in revenue from tenants of $0.3 million due to our Same Store Properties.
The increase in our Same Store properties revenue from tenants was primarily due to increased expense reimbursements from higher expenses in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the three months ended June 30, 2024, property operating and maintenance expenses increased by $0.3 million in our MOB segment as compared to the three months ended June 30, 2023. This increase was primarily driven by our Same Store Properties.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended June 30, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$53,417	$50,427	$2,990	$—	$—	$—	$729	$1,757	$(1,028)	$54,146	$52,184	$1,962
Less: Property operating and maintenance	44,202	42,074	2,128	—	—	—	1,076	2,057	(981)	45,278	44,131	1,147
Segment income	$9,215	$8,353	$862	$—	$—	$—	$(347)	$(300)	$(47)	$8,868	$8,053	$815
________
(1)Our SHOP segment included 47 Same Store Properties (including two land parcels).
(2)Our SHOP segment did not include any Acquired Properties.
(3)Our SHOP segment included five Disposed Properties.
(4)Our SHOP segment included 47 total properties (including two land parcels).
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
Revenue from Tenants
During the three months ended June 30, 2024, revenue increased $2.0 million in our SHOP segment as compared to the three months ended June 30, 2023, primarily from an increase in revenue from tenants of $3.0 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $1.0 million from our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, as well as by marginally higher occupancy in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Additionally, we offered more rent concessions to drive occupancy during the three months ended June 30, 2024, which amounted to $1.6 million as compared to $0.8 million during the three months ended June 30, 2023.
Property Operating and Maintenance
During the three months ended June 30, 2024, property operating and maintenance expenses increased $1.1 million in our SHOP segment as compared to the three months ended June 30, 2023, primarily due to an increase in property operating and maintenance expenses of $2.1 million in our Same Store Properties, partially offset by a decrease of $1.0 million from our Disposed Properties.

Our Same Store Properties property operating and maintenance expenses increased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily from $1.4 million of increased costs for wages, including overtime, training and bonus wages paid to employees of our third party operators, $0.5 million of higher insurance expense and the effects of inflation which raised the general costs of food, supplies, and utilities generally. These increases to property operating and maintenance expenses were partially offset by decreased costs for contract labor of $0.3 million.
Other Results of Operations
Impairment Charges
We recorded $2.4 million of impairment charges during the three months ended June 30, 2024. This impairment was recorded to reduce the carrying value of a held-for-use MOB to its estimated fair value. This MOB has been marketed for sale since September 2021 and had been previously impaired by $8.6 million in the years ended December 31, 2023 and 2021. We did not record any impairment charges in the three months ended June 30, 2023.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Operating fees to related parties were consistent at $6.4 million for the three months ended June 30, 2024 and 2023.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis. We pay a fixed base management fee equal to $1.6 million per month, while the variable portion of the base management fee is equal, per month, to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised subsequent to February 17, 2017. Asset management fees were $5.5 million for both the three months ended June 30, 2024 and 2023. Variable asset management fees will increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the three months ended June 30, 2024 or 2023.
Property management fees were consistent at $1.0 million for the three months ended June 30, 2024 and 2023. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Termination Fees to Related Parties
We recorded $98.2 million of termination fees to related parties in the three months ended June 30, 2024 as a result of our intent to terminate the Second A&R Advisory Agreement with the Advisor and transition to self-management through the Internalization. Pursuant to the terms of the Second A&R Advisory Agreement, the termination fee will be payable to the Advisor within 30 days after the effective date of the termination, and such fee is a component of the Closing Payments contemplated by the Internalization Agreement. We expect the Closing to occur no later than the fourth quarter of 2024.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased by $0.3 million to $0.4 million for the three months ended June 30, 2024 as compared to $0.1 million for the three months ended June 30, 2023. This increase was due to $0.2 million of increased dead deal costs, as well as $0.1 million of legal costs specifically related to our Internalization.
General and Administrative Expenses
General and administrative expenses increased by $0.3 million to $4.7 million for the three months ended June 30, 2024 compared to $4.3 million for the three months ended June 30, 2023, which includes $3.0 million and $2.4 million, respectively, for the three months ended June 30, 2024 and June 30, 2023, incurred in expense reimbursements.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $1.3 million to $21.9 million for the three months ended June 30, 2024 from $20.6 million for the three months ended June 30, 2023.
Gain on Sale of Real Estate Investments
During the three months ended June 30, 2024 we disposed of one SHOP for a contract sales price of $3.3 million and recorded a loss on sale of $0.2 million. This SHOP had been previously impaired by $2.3 million.
During the three months ended June 30, 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of these SHOPs were previously impaired by $6.2 million. As a result, we recorded an aggregate loss on sale of $0.3 million in the three months ended June 30, 2023.

Interest Expense
Interest expense decreased by $1.0 million to $17.8 million for the three months ended June 30, 2024 from $18.7 million for the three months ended June 30, 2023. The decrease in interest expense mainly resulted from $2.9 million of increased deferred financing cost amortization recognized during the three months ended June 30, 2023 as a result of the termination of our Prior Credit Facility, partially offset by higher average rates and higher average balances of our indebtedness during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and by $0.9 million of terminated swap amortization recognized during the three months ended June 30, 2023.
As of June 30, 2024, our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 5.61% per year. As of June 30, 2023, we had total borrowings of $1.2 billion, at a weighted average interest rate of 5.49% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.5 million and $0.3 million, respectively, for the three months ended June 30, 2024 and 2023. Interest and other income increased in the three months ended June 30, 2024 due to $0.4 million of excess insurance reimbursement, as well as higher interest rates on, and balances of, our cash accounts.
Gains on Non-Designated Derivatives
The gains in the three months ended June 30, 2024 and 2023 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our credit facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded negligible income tax expense for the three months ended June 30, 2024 and 2023.
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
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.5 million for the three months ended June 30, 2024 and net loss attributable to non-controlling interests was approximately $22,000 for the three months ended June 30, 2023. These amounts represent the portion of our net loss that is related to the Series A Preferred Units held by third parties, Common OP Units held by third parties, and non-controlling interest holders in our subsidiaries that own certain properties.
The increase in net loss attributable to non-controlling interests in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to the increase of our net loss, which primarily resulted from the termination fee to related parties of $98.2 million we recorded in the three months ended June 30, 2024 in connection with our intent to effect the Internalization as described above.
Allocation for Preferred Stock Dividends
Allocation for preferred stock was $3.5 million for the three months ended June 30, 2024 and 2023. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.

Comparison of the Six Months Ended June 30, 2024 and 2023
Information based on Same Store, Acquisitions and Dispositions allows us to evaluate the performance of our portfolio based on a consistent population of properties. Net loss attributable to common stockholders was $138.9 million and $38.3 million, respectively, for the six months ended June 30, 2024 and 2023. The following table shows our results of operations for the six months ended June 30, 2024 and 2023 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$
Revenue from tenants	$177,116	$173,459	$3,657

Operating expenses:
Property operating and maintenance	110,150	107,452	2,698
Impairment charges	2,669	—	2,669
Operating fees to related parties	12,790	12,756	34
Termination fees to related parties	98,241	—	98,241
Acquisition and transaction related	499	211	288
General and administrative	11,436	9,352	2,084
Depreciation and amortization	42,666	40,744	1,922
Total expenses	278,451	170,515	107,936
Operating (loss) income before loss on sale of real estate investments	(101,335)	2,944	(104,279)
Loss on sale of real estate investments	(225)	(191)	(34)
Operating (loss) income	(101,560)	2,753	(104,313)
Other income (expense):
Interest expense	(34,135)	(34,488)	353
Interest and other income	529	318	211
Gain on non-designated derivatives	2,833	104	2,729
Total other expenses	(30,773)	(34,066)	3,293
Loss before income taxes	(132,333)	(31,313)	(101,020)
Income tax expense	(135)	(87)	(48)
Net loss	(132,468)	(31,400)	(101,068)
Net loss attributable to non-controlling interests	452	31	421
Allocation for preferred stock	(6,900)	(6,899)	(1)
Net loss attributable to common stockholders	$(138,916)	$(38,268)	$(100,648)

Segment Results — Medical Office Buildings
The following table presents the revenue and property operating and maintenance expense and the period to period change within our MOB segment for the six months ended June 30, 2024 and 2023:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$	2024	2023	$	2024	2023	$	2024	2023	$
Revenue from tenants	$67,373	$66,815	$558	$1,897	$654	$1,243	$—	$61	$(61)	$69,270	$67,530	$1,740
Less: Property operating and maintenance	19,405	18,248	1,157	172	59	113	(150)	86	(236)	19,427	18,393	1,034
Segment income	$47,968	$48,567	$(599)	$1,725	$595	$1,130	$150	$(25)	$175	$49,843	$49,137	$706
_______________
(1)Our MOB segment included 149 Same Store properties.
(2)Our MOB segment included 11 Acquisition properties.
(3)Our MOB segment included one Disposition property.
(4)Our MOB segment included 160 properties.
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
Revenue from Tenants
During the six months ended June 30, 2024, revenue from tenants increased by $1.7 million in our MOB segment as compared to the six months ended June 30, 2023, primarily as a result of increased revenue from tenants of $1.2 million due to our Acquired Properties and an increase in revenue from tenants of $0.6 million from our Same Store Properties, partially offset by a decrease in revenue from tenants of $0.1 million due to our Disposed Properties.
The increase in our Same Store Properties revenue from tenants was primarily driven by an increase of operating expense reimbursement revenue from increased property, operating and maintenance expenses, as well as from marginally higher occupancy in the six months ended June 30, 2024, as compared to June 30, 2023.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the six months ended June 30, 2024, property operating and maintenance costs in our MOB segment increased by $1.0 million as compared to the same period last year, primarily as a result of increased costs from our Same Store Properties of $1.2 million and our Acquired Properties of $0.1 million, partially offset by a decrease from our Disposed Properties of $0.2 million.
The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs, which are largely reimbursed by tenants.

Segment Results — Seniors Housing - Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the six months ended June 30, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$	2024	2023	$	2024	2023	$	2024	2023	$
Revenue from tenants	$106,209	$101,391	$4,818	$—	$—	$—	$1,637	$4,538	$(2,901)	$107,846	$105,929	$1,917
Less: Property operating and maintenance	88,367	84,202	4,165	—	—	—	2,356	4,857	(2,501)	90,723	89,059	1,664
Segment income	$17,842	$17,189	$653	$—	$—	$—	$(719)	$(319)	$(400)	$17,123	$16,870	$253
_______________
(1)Our SHOP segment included 47 Same Store properties (including two land parcels).
(2)Our SHOP segment did not include any Acquired Properties.
(3) Our SHOP segment included five Disposed Properties.
(4)Our SHOP segment included 47 total properties (including two land parcels).
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
Revenue from Tenants
During the six months ended June 30, 2024, revenue from tenants increased by $1.9 million in our SHOP segment as compared to the six months ended June 30, 2023, which was primarily driven by an increase in revenue from tenants of $4.8 million due to our Same Store Properties, partially offset by a decrease in revenue from tenants of $2.9 million due to our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, as well as by marginally higher occupancy in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. These increases were partially offset by $2.1 million of increased rent concessions offered during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023
Property Operating and Maintenance
During the six months ended June 30, 2024, property operating and maintenance expenses increased $1.7 million in our SHOP segment as compared to the six months ended June 30, 2023, primarily due to an increase in property operating and maintenance expenses of $4.2 million from our Same Store Properties, partially offset by a decrease of $2.5 million from our Disposed Properties.
Our Same Store properties operating and maintenance expenses increased in the six months ended June 30, 2024 compared to the same period last year, primarily from (i) $2.6 million of increased costs for overtime, training and bonus wages paid to employees of our third party operators, (ii) $1.3 million of increased management fees paid to our third party operators, (iii) $1.2 million of higher insurance expense, (iv) the effects of inflation which raised the general costs of food, supplies, and utilities generally. These increases to property operating and maintenance expenses were partially offset by decreased costs for contract labor of $0.5 million.
Other Results of Operations
Impairment Charges
We recorded $2.7 million of impairment charges during the six months ended June 30, 2024 on one held-for-use MOB and one SHOP which was disposed in the six months ended June 30, 2024. The held-for-use MOB was impaired by $2.4 million and the disposed SHOP was impaired by $0.3 million. We did not record any impairment charges during the six months ended June 30, 2023.
See Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the six months ended June 30, 2024 and 2023.

Operating Fees to Related Parties
Operating fees to related parties were consistent at $12.8 million for each of the six months ended June 30, 2024 and 2023.
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to-day basis (see — Results of Operations — Comparison of the Three Months Ended June 30, 2024 and 2023 for additional information). Asset management fees were $10.9 million for both the six months ended June 30, 2024 and 2023. Variable asset management fees will further increase if we issue additional equity securities in the future. There were no incentive fees incurred in either of the six months ended June 30, 2024 or 2023.
Property management fees were consistent at $1.9 million and $1.8 million, respectively, for the six months ended June 30, 2024 and 2023. Property management fees increase or decrease in direct correlation with gross revenues of the properties managed and depending on the mix of properties managed, as the fee payable for different types of properties varies.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Termination Fees to Related Parties
We recorded $98.2 million of termination fees to related parties in the six months ended June 30, 2024 as a result of our intent to terminate the Second A&R Advisory Agreement with the Advisor and transition to self-management through the Internalization. Pursuant to the terms of the Second A&R Advisory Agreement, the termination fee is payable to the Advisor within 30 days after the effective date of the termination, and such a fee is a component of the Closing Payments contemplated by the Internalization Agreement. We expect the Closing to occur no later than the fourth quarter of 2024. We anticipate funding the Closing Payments primarily with net proceeds from strategic dispositions of MOBs, SHOPs and land parcels.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased by $0.3 million, to $0.5 million for the six months ended June 30, 2024 from $0.2 million for the six months ended June 30, 2023. This increase was due to $0.2 million of increased dead deal costs and $0.1 million of legal costs specifically related to our Internalization.
General and Administrative Expenses
General and administrative expenses increased $2.1 million to $11.4 million for the six months ended June 30, 2024 compared to $9.4 million for the six months ended June 30, 2023, which includes $7.0 million and $4.8 million, respectively, for the six months ended June 30, 2024 and 2023, incurred in expense reimbursements. The increase in general and administrative expenses was primarily attributable to $0.7 million of severance payments incurred in the six months ended June 30, 2024 made to former employees of the Advisor.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased by $2.0 million to $42.7 million for the six months ended June 30, 2024 as compared with $40.7 million for the six months ended June 30, 2023.
Gain (Loss) on Sale of Real Estate Investments
During the six months ended June 30, 2024, we disposed of one SHOP for a contract sales price of $3.3 million. This SHOP had been previously impaired by $2.3 million. As a result, the Company recorded an aggregate loss on sale of $0.2 million in the six months ended June 30, 2024.
During the six months ended June 30, 2023, we disposed of four SHOPs and one MOB for an aggregate contract sales price of $13.8 million. Two of the SHOPs were previously impaired by $6.2 million. As a result, we recorded an aggregate loss of $0.2 million in the six months ended June 30, 2023.
Interest Expense
Interest expense decreased $0.4 million to $34.1 million for the six months ended June 30, 2024 from $34.5 million for the six months ended June 30, 2023. The increase in interest expense mainly resulted from the acceleration of deferred financing costs of $2.6 million from the termination of our Prior Credit Facility, as well as from higher average rates and higher average balances of amounts outstanding under our indebtedness during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
As of June 30, 2024, our outstanding debt obligations were $1.2 billion, at a weighted average interest rate of 5.61% per year. As of June 30, 2023, we had total borrowings of $1.2 billion, at a weighted average interest rate of 5.49% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.

Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Recent and continuing increases in interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.5 million for the six months ended June 30, 2024 and approximately $0.3 million for the six months ended June 30, 2023. Interest and other income increased in the six months ended June 30, 2024 from $0.4 million of excess insurance reimbursement as well as higher interest rates on, and balances of, our cash accounts.
Gain (Loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments for the six months ended June 30, 2024 and 2023 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Benefit (Expense)
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for the six months ended June 30, 2024 and 2023.
Because of our TRS’s recent operating history of losses and the impacts of the COVID-19 pandemic on the results of operations of our SHOP assets, in the third quarter of 2020, we were not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance. Since that time, our TRS’s operating performance has not significantly improved and thus we have recorded a 100% valuation allowance on our net deferred tax assets through June 30, 2024. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss).
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests was approximately $0.5 million for the six months ended June 30, 2024 and net loss attributable to non-controlling interests was approximately $31,000 for the six months ended June 30, 2023, which represents the portion of our net income that is related to the Series A Preferred Units held by third parties (issued in connection with a property acquisition in September, 2021), Common OP Units held by third parties, and other non-controlling interest holders in our subsidiaries that own certain properties.
The increase in net loss attributable to non-controlling interests in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to the increase of our net loss, which primarily resulted from the termination fee to related parties of $98.2 million which we recorded in the six months ended June 30, 2024 in connection with our intent to effect the Internalization as described above.
Allocation for Preferred Stock
Allocation for preferred stock was $6.9 million for the six months ended June 30, 2024 and 2023. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.

Cash Flows from Operating Activities
The following table presents a reconciliation of our net cash provided by operations from our net loss for the six months ended June 30, 2024 and 2023:

(in thousands)	Six Months Ended June 30,
Cash flows from operating activities:	2024	2023
Net loss	$(132,468)	$(31,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,666	40,744
Amortization of deferred financing costs	1,661	5,210
(Accretion) amortization of terminated swap	(1,218)	(1,125)
Amortization of mortgage premiums and discounts, net	45	46
Accretion of market lease and other intangibles, net	(687)	(471)
Bad debt expense	796	695
Equity-based compensation	460	460
Gain on sale of real estate investments, net	225	191
Cash received from non-designated derivative instruments	3,565	2,301
Gain on non-designated derivative instruments	(2,833)	(104)
Impairment charges	2,669	—
Changes in assets and liabilities:
Straight-line rent receivable	98	(605)
Prepaid expenses and other assets	(1,824)	909
Termination fees payable to related parties	98,241	—
Accounts payable, accrued expenses and other liabilities	(2,854)	(5,728)
Deferred rent	393	(446)
Net cash provided by operating activities	$8,935	$10,677
The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses.
Cash Flows from Investing Activities
The following table presents our net cash used in investing activities for the six months ended June 30, 2024 and 2023:

(in thousands)	Six Months Ended June 30,
Cash flows from investing activities:	2024	2023
Property acquisitions	$(5,606)	$(25,443)
Capital expenditures	(11,159)	(9,140)
Investments in non-designated interest rate caps	(1,709)	(4,580)
Proceeds from sales of real estate investments	2,896	4,803
Cash used in investing activities	$(15,578)	$(34,360)

Cash Flows from Financing Activities
The following table presents our net cash provided by financing activities for the six months ended June 30, 2024 and 2023:

(in thousands)	Six Months Ended June 30,
Cash flows from financing activities:	2024	2023
Payments on credit facilities	(2,885)	(197,717)
Proceeds from credit facilities	6,960	20,000
Proceeds from mortgage notes payable	—	240,000
Payments on mortgage notes payable	(584)	(565)
Proceeds from termination of derivative instruments	—	5,413
Payments of deferred financing costs	(199)	(7,774)
Contributions from non-controlling interests	—	284
Dividends paid on Series A Preferred stock	(3,668)	(3,666)
Dividends paid on Series B Preferred stock	(3,232)	(3,233)
Distributions to non-controlling interest holders	(92)	(92)
Net cash (used in) provided by financing activities	(3,700)	52,650
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
As of June 30, 2024, we had $29.5 million of cash and cash equivalents. The Barclays MOB Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Intent to Internalize Management
On July 1, 2024, we announced that, in anticipation of a potential future listing of our common stock on a national securities exchange, we provided notice in June 2024 to the Advisor of our intent to Internalize. On August 6, 2024, we entered into the Internalization Agreement with the Merger Sub, the Advisor and the Advisor Parent. We expect the Internalization to take effect no later than the fourth quarter of 2024. For additional information about the Internalization, please see Note 9 — Related Party Transactions and Arrangements.
Following our transition to self-management, we would no longer be required to pay asset management and property management fees to the Advisor Parent. We paid total asset management fees of $5.5 million and $10.9 million, respectively, during the three and six months ended June 30, 2024 (which includes a monthly base asset management fee of $1.625 million per month and a monthly variable asset management fee of one-twelfth of 1.25% of the cumulative net proceeds of our equity offerings subsequent to February 17, 2017). We paid total property management fees, including capitalized leasing commissions, of $1.0 million and $2.5 million, respectively, during the three and six months ended June 30, 2024 which is equal to 1.5% of gross revenues from the our stand-alone single-tenant net leased properties managed and 2.5% of gross revenues from all other types of properties managed.

Certain costs are incurred as a result of our decision to transition to self-management; including, upon a termination of the Second A&R Advisory Agreement by us in connection with a transition to self-management, we would be required to pay the Advisor a transition fee of $98.2 million. We would also be required to pay six-months of base asset management fees, which began on June 25, 2024 when we delivered notice to the Advisor of our intention to effect the Internalization, of $10.9 million, and property management fees of $3.9 million, representing the costs we would incur through the current term of the Property Management Agreement. A portion each of the asset management fees and property management fees have been paid as we continue to pay our monthly operating expense to the Advisor and Property Manager. Collectively, these payments to the Advisor Parent described above are referred to herein as “Closing Payments”.
To the extent the Closing Payments exceed our Available Cash (as defined in the Internalization Agreement), we have agreed to pay the Advisor Parent aggregate cash consideration equal to at least $60.0 million (such cash amount, the “Closing Date Cash Consideration”), and we will issue to the Advisor Parent a promissory note in a principal amount equal to the difference between the Closing Date Cash Consideration and the Closing Payments, as may be adjusted for any post-Closing true-ups on the Closing Payments. We intend to fund the Closing Date Cash Consideration through a combination of cash on hand and the net proceeds from certain anticipated strategic dispositions. The Company expects the Internalization to close no later than the fourth quarter of 2024, subject to the satisfaction or waiver of certain conditions in the Internalization Agreement. There can be no assurance, however, that we will generate enough net proceeds through these expected strategic dispositions to fully fund the Closing Payments before they are payable, or that these strategic dispositions will occur at all.
The Internalization Agreement may be terminated, subject to certain limitations set forth in the Internalization Agreement, (i) by mutual written agreement by the parties thereto, (ii) by any party if a final and non-appealable order is entered that permanently restrains or otherwise prohibits the Internalization, or (iii) by any party should the Effective Time (as defined in the Internalization Agreement) not have occurred on or before June 28, 2025.
Financings
As of June 30, 2024, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.5%. Net debt totaled $1.2 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($29.5 million). Gross asset value totaled $2.6 billion, which represents total real estate investments, at cost ($2.6 billion) net of gross market lease intangible liabilities ($21.0 million). Cumulative impairment charges are reflected within gross asset value.
As of June 30, 2024, we had total gross borrowings of $1.2 billion, at a weighted-average interest rate of 5.61% and a weighted-average remaining term of 4.6 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.01% as of June 30, 2024.
As of June 30, 2024, the carrying value of our real estate investments, at cost was $2.6 billion, with $1.4 billion of this asset value pledged as collateral for mortgage notes payable and $649.6 million of this asset value pledged to secure advances under our credit facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the credit facilities, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of June 30, 2024 was $621.0 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of June 30, 2024, we had $828.3 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.60% and a weighted-average remaining term of 5.6 years. Future scheduled principal payments on our mortgage notes payable for the remainder of 2024 and 2025 are $0.6 million and $13.3 million, respectively.
During the three months ended June 30, 2024, we entered into the CPC Mortgage Loan in connection with a four-property acquisition also completed in the three months ended June 30, 2024. The mortgage has a principal balance of $7.5 million, bears interest at an annual fixed rate of 6.84% and matures in February 2034 with no principal amounts due until that time.
Credit Facilities
As of June 30, 2024, $365.1 million was outstanding under our credit facilities, which bore interest at a weighted-average annual rate of 7.90% and had a weighted-average remaining term of 2.3 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our credit facilities was 5.95% as of June 30, 2024.

Fannie Mae Master Credit Facilities
As of June 30, 2024, $343.4 million was outstanding under our Fannie Mae Master Credit Facilities which bore interest at a weighted-average annual rate of 7.87%. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on the Fannie Mae Master Credit Facilities was 5.91% as of June 30, 2024.
We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current SOFR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively) with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for the remainder of 2024 and 2025 are $2.9 million and $5.8 million, respectively.
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
MOB Warehouse Facility
On December 22, 2023, we entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing.
As of June 30, 2024, $21.7 million was outstanding under the MOB Warehouse Facility which bore interest at an annual rate of 8.33%. Inclusive of our non-designated interest rate caps, the economic interest rate on our MOB Warehouse Facility was 6.50% as of June 30, 2024.
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
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Master Credit Facilities for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of June 30, 2024, we had eight SOFR-based interest rate caps with an aggregate notional amount of $369.2 million, which limits one-month SOFR to 3.50% and have varying maturities through January 2027. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate credit facility borrowings.
As SOFR has increased beyond 3.50%, we received cash payments of $3.6 million in the three months ended June 30, 2024. We received $2.3 million of cash payments in the three months ended June 30, 2023.
We paid total premiums of $1.7 million to renew one cap with an aggregate notional amount of $58.1 million which matures in April 2024, and to execute a new cap of $7.0 million, which matures in January 2027. We have five interest rate caps with a notional amount of $289.4 million which mature in 2025, which represents the next maturing interest rate caps. During the year ended December 31, 2023, we paid premiums of $10.0 million to renew expiring interest rate cap contracts.
Capital Expenditures
During the six months ended June 30, 2024, our capital expenditures were $11.2 million, of which $3.4 million related to our MOB segment and $7.8 million related to our SHOP segment. We anticipate this rate of capital expenditures for the MOB and SHOP segments throughout the remainder of 2024.
Acquisitions — Six Months Ended June 30, 2024
During the six months ended June 30, 2024, we acquired four single-tenant MOBs for an aggregate contract purchase price of $12.6 million. These acquisitions were funded with $7.5 million of new mortgage debt from our CPC Mortgage Loan and the remainder with cash on hand.

Acquisitions — Subsequent to June 30, 2024
We have not acquired any properties subsequent to June 30, 2024.
Dispositions — Six Months Ended June 30, 2024
We disposed of one SHOP during the six months ended June 30, 2024 for a contract sales price of $3.3 million. These proceeds are available for general corporate purposes.
Dispositions — Subsequent to June 30, 2024
We disposed of seven MOBs in Illinois subsequent to June 30, 2024 for a contract sales price of $50.5 million. These proceeds are available for general and corporate uses, including for the potential partial payment of the Closing Payments at the Closing. We have also signed a letter of intent to dispose of one SHOP in California for a contract sales price of $21.0 million. There can be no assurance that this signed letter of intent will close on its contemplated terms, or at all.
To fund the amounts necessary to pay the Closing Payments, we anticipate primarily using net proceeds from strategic dispositions to occur before the end of the fourth quarter of 2024. There can be no assurance that we will generate enough net proceeds through these strategic dispositions to fully fund the Closing Payments before the fee is payable, or that these strategic dispositions will occur at all.
Share Repurchase Program
We did not repurchase any shares during the six months ended June 30, 2024 and 2023.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net loss attributable to common stockholders, are provided below.
We consider FFO and AFFO to be useful supplemental measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent, nor are they meant to replace, cash flows from operations and net income or loss as defined by GAAP, and should not be considered alternatives to those measures in evaluating our liquidity or operating performance. Rather, FFO and AFFO should be reviewed in conjunction with these and other GAAP measurements. FFO and AFFO also do not consider the costs associated with capital expenditures and leasing commissions, nor do they purport to be indicative of cash available to fund our future cash requirements, including our ability to pay dividends and other distributions to our stockholders. Additionally, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition, or that interpret the current NAREIT definition or define AFFO differently than we do.
Prior to the quarter ended June 30, 2024, we presented another non-GAAP metric in place of AFFO, Modified Funds From Operations (“MFFO”). Historically, we calculated MFFO as FFO as defined by NAREIT adjusted for (i) acquisition and transaction related costs, (ii) amortization of market-lease intangible assets and liabilities, (iii) adjustments for straight-line rent, (iv) mark-to-market gains and losses from our non-designated derivatives, (v) net amortization of our mortgage discounts and premiums, (vi) valuation reserves against our deferred tax assets and (vii) similar adjustments for non-controlling interests and unconsolidated entities. We believe that AFFO is a more meaningful non-GAAP metric to assess our operating performance than MFFO, and as such we intend to present AFFO for each reporting period beginning with the quarter ended June 30, 2024 and each comparable period thereafter.
Funds from Operations
Our consolidated financial statements are presented in accordance with GAAP, utilizing historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments will decrease predictably over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on various market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which was most recently restated in a White Paper effective in December 2018 (the “White Paper”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), adjusted for (i) real estate-related depreciation and amortization, (ii) impairment charges on depreciable real property, (iii) gains or losses from sales of depreciable real property and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

We believe that the use of FFO provides a more complete understanding of our operating performance to investors and to management, and when compared year-over-year reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net loss.
Adjusted Funds from Operations
We also believe that AFFO is a meaningful supplemental non-GAAP measure of our operating results. We calculate AFFO by further adjusting FFO to reflect the performance of our portfolio for items we believe are not directly attributable to our operations. We believe that AFFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. Our adjustments to FFO to arrive at AFFO include removing the impacts of (i) acquisition and transaction related costs, (ii) amortization of market-lease intangible assets and liabilities, (iii) adjustments for straight-line rent, (iv) termination fees to related parties (v) equity-based compensation expense, (vi) depreciation and amortization related to non-real estate related assets, (vii) mark-to-market gains and losses from our non-designated derivatives, (viii) non-cash components of interest expense and (ix) similar adjustments for non-controlling interests and unconsolidated entities. We believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and AFFO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(119,916)	$(20,759)	$(138,916)	$(38,268)
Depreciation and amortization related to real estate assets	20,903	19,915	40,651	39,523
Impairment charges	2,409	—	2,669	—
(Gain)/loss on sale of real estate investments	225	306	225	191
Adjustments for non-controlling interests (1)	(120)	(108)	(221)	(201)
FFO (as defined by NAREIT) attributable to stockholders	(96,499)	(646)	(95,592)	1,245
Accretion of market lease and other intangibles, net	(228)	(260)	(687)	(471)
Straight-line rent adjustments	(90)	(388)	98	(605)
Acquisition and transaction related	357	148	499	211
Termination fees to related parties (2)	98,241	—	98,241	—
Equity-based compensation	230	230	460	460
Depreciation and amortization on non-real estate assets	1,025	655	2,015	1,223
Mark-to-market (gains)/losses from derivatives (3)	910	1,089	732	2,197
Non-cash components of interest expense (4)	862	2,983	488	4,131
Adjustments for non-controlling interests (1)	(451)	19	(449)	14
AFFO attributable to stockholders	$4,357	$3,830	$5,805	$8,405
_______
(1)Represents the portion of the adjustments allocable to non-controlling interests.
(2)We provided notice to the Advisor in June 2024 of our intent to transition to self-management, and executed the Internalization Agreement in August 2024. Upon the Closing of the Internalization, we have agreed to pay the Closing Payments, a component of which is a self-management termination fee, which is payable within 30 days thereof. We do not consider such termination fees to be indicative of our performance given its unique and non-recurring nature, and accordingly, we have included it as an adjustment to FFO.
(3)Presented as total gains or losses from our non-designated derivatives net of cash received.
(4)Non-cash components of interest expense include (i) deferred financing cost amortization, (ii) mortgage discount and premium amortization and (iii) amortized gains or losses from terminated hedging instruments.

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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the three months ended June 30, 2024.

	Three Months Ended				Year-To-Date
	March 31, 2024		June 30, 2024		June 30, 2024
(In thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Dividends to holders of Series A Preferred Stock	$1,834	52.5%	$1,834	52.5%	$3,668	52.6%
Dividends to holders of Series B Preferred Stock	1,616	46.2%	1,616	46.2%	3,232	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%	46	1.3%	92	1.3%
Total cash distributions	$3,496	100.0%	$3,496	100.0%	$6,992	100.1%

Source of distribution coverage:
Cash flows provided by operations (1)	$2,543	72.7%	$3,496	100.0%	$6,992	100.0%
Available cash on hand	953	27.3%	—	—%	—	—%
Total source of distribution coverage	$3,496	100.0%	$3,496	100.0%	$6,992	100.0%

Cash flows provided by operations (in accordance with GAAP)	$2,543		$6,392		$8,935
Net loss (in accordance with GAAP)	$(15,550)		$(116,918)		$(132,468)
______
(1)Assumes the use of available cash flows from operations before any other sources.
(2)Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
For the six months ended June 30, 2024, cash flows provided by operations were $8.9 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded dividends to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations and with available cash on hand. Because shares of common stock are only offered and sold pursuant to the DRIP in connection with the reinvestment of distributions paid in cash, participants in the DRIP will not be able to reinvest in shares thereunder for so long as we pay distributions in stock instead of cash.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our MOB segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our MOB segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our MOB segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as amended), filed with the SEC on March 15, 2024 (and as amended March 22, 2024).
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

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Except as set forth in this Item 1A, there have been no material changes to the risk factors disclosed in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K (as amended) for the year ended December 31, 2023, filed with the SEC on March 22, 2024 and as amended on March 22, 2024, and we direct your attention to those risk factors.
There can be no assurance that we could become “internalized” or “self-managed” without the Internalization Merger.
There can be no assurance that we could internalize or otherwise become self-managed if the Internalization Merger (as defined in Note 1 – Organization) is not consummated. We would be required to terminate the Second A&R Advisory Agreement, which we can only do for cause. Further, the agreement does not provide us the right to solicit persons employed by Advisor Parent or its affiliates (including all the person presently providing services to us) to become employees. Advisor Parent would also be under no obligation to transfer any assets or licenses that we may need to internalize the management functions. Lastly, some of our loan agreements governing the indebtedness of our subsidiaries require lender consents to replace the property manager. There is no assurance the applicable parties would consent.
We may not manage the Internalization Merger efficiently, effectively or realize the anticipated benefits.
We may not be able to successfully internalize our management in a manner that permits us to realize the anticipated benefits of the Internalization Merger. We may not be able to retain all of the current employees of our Advisor that we expect will become our employees as a result of the Internalization Merger. The failure to manage the Internalization Merger efficiently and effectively, including the failure to smoothly transition services or retain employees, could result in the anticipated benefits of the Internalization Merger not being realized in the timeframe currently anticipated or at all.
The Internalization Merger may not be financially beneficial to us and our stockholders.
There is no assurance that the Internalization Merger will be financially beneficial to us and our stockholders. If the expenses we assume as a result of the Internalization Merger are higher than the fees that we have historically paid to the Advisor and its affiliates or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization Merger, which could have a material adverse effect on our business, financial condition, and results of operations.
The Internalization Merger is expected to be a time-consuming and costly process and the expenses arising from the Internalization Merger could exceed our current estimates. Further, transactions involving the internalization by a REIT of an external manager affiliated with the REIT’s sponsor have, in some cases, been the subject of litigation. If such litigation arose in connection with the Internalization Merger, we could be forced to spend significant amounts of money and management resources defending the claims (even if such claims were without merit), which would reduce the amount of funds available for us to invest in properties or other investments or to pay distributions. Additionally, while we will no longer effectively bear the costs of the various fees currently paid to the Advisor and its affiliates following the Internalization Merger, our expenses following the Internalization Merger will include the compensation and benefits of our executive officers and employees, as well as overhead currently paid by the Advisor or its affiliates in managing our business and operations. There are no assurances that, following the Internalization Merger, these employees will be able or incentivized to provide services at the same level or for the same costs as are currently provided to us by the Advisor. There may also be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.
The pendency of the Internalization Merger could adversely affect our business and operations.
Between the date that the Internalization Agreement was executed and the date that the Internalization Merger is consummated, the attention of our management may be diverted from our day-to-day operations, regardless of whether or not the Internalization Merger is ultimately consummated. The pendency of the Internalization Merger could have an adverse impact on our relationships with unaffiliated third parties, which parties may delay or decline entering into agreements with us as a result of the announcement of our entry into the Internalization Agreement. In addition, due to covenants in the Internalization Agreement, we may be unable during the pendency of the Internalization Merger to pursue certain transactions or pursue certain other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

There can be no certainty that the Internalization Merger will be consummated and our inability to consummate the Internalization Merger may materially adversely affect our business, financial condition and results of operations.
Consummation of the Internalization Merger is subject to the satisfaction or waiver of a number of conditions and receipt of third-party consents. There can be no guarantee that all of these closing conditions will be satisfied or waived and the Internalization Merger will be consummated. If the Internalization Merger is not consummated, we may be subject to a number of material risks that could materially adversely affect our strategy, business, financial condition, and results of operations.
There may be unexpected delays in the consummation of the pending Internalization Merger.
The consummation of the Internalization Merger may be delayed by a variety of events, including those that are not within our control. Events that could delay the consummation of the Internalization Merger include delays and difficulties in satisfying any closing conditions to which the Internalization Merger is subject. The Internalization Agreement may be terminated, subject to certain limitations set forth in the Internalization Agreement, (i) by mutual written agreement by the parties thereto, (ii) by any party if a final and non-appealable order is entered that permanently restrains or otherwise prohibits the Internalization, or (iii) by any party should the Effective Time (as defined in the Internalization Agreement) not have occurred on or before June 28, 2025.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: August 9, 2024